Form 10-K
period 1994-01-31
LOWES COMPANIES INC
filed 1994-05-03
CIK 60667

&F


           SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [FEE REQUIRED]
                              For the fiscal year ended January 31, 1994

                   OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from               to

           Commission file number  0-94

           LOWE'S COMPANIES, INC.
   (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                      56 0578072
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   identification No.)

   P. 0. BOX 1111, NORTH WILKESBORO, N.C.           28656-0001
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (919) 651-4000

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
                                           Which Registered
                                           New York Stock Exchange
                                           Pacific Stock Exchange
                                           The Stock Exchange (London)


                                                                                                                     Page 1
                                                                                                                       &F



Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes x , No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-
K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [  ]







State the aggregate market value of the voting stock held by non affiliates of the registrant as
of April 8, 1994:   $3,892,555,310.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at April 8, 1994:  148,210,288
shares.

           Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended January 31, 1994: Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended January 31, 1994 is not to be deemed filed as part of this report. Proxy
Statement for Annual Meeting to be filed by May 1, 1994:  Part III.
