Form 10-Q
period 1994-04-30
LOWES COMPANIES INC
filed 1994-06-07
CIK 60667

- 1-

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number    1-7898

                        LOWE'S COMPANIES, INC.
        (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                          56-0578072
(State of other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


        P.O. BOX 1111, NORTH WILKESBORO, N.C.  28656
           (Address of principle executive offices)
                        (Zip Code)

                        (919) 651-4000
        (registrant's telephone number, including area code)

                           NONE
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES  X    NO     .

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at May 31, 1994
Common Stock, $.50 par value            148,358,180


                                     13
                                TOTAL PAGES