Form 10-Q
period 1994-07-31
LOWES COMPANIES INC
filed 1994-09-12
CIK 60667

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1994

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
 YES  X    NO     .

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at August 31, 1994
Common Stock, $.50 par value            159,158,501


                                     14
                                TOTAL PAGES