Form 10-Q
period 1994-10-31
LOWES COMPANIES INC
filed 1994-12-15
CIK 60667

- 1-

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-Q / A

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1994

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
 YES  X    NO     .

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at November 30, 1994
Common Stock, $.50 par value            159,405,322


                                     14
                                TOTAL PAGES