Form 10-Q/A
period 1994-10-31
LOWES COMPANIES INC
filed 1995-02-24
CIK 60667

&F


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


                                        14
                                   TOTAL PAGES


                                                                 &F





                             2


                LOWE'S COMPANIES, INC.


                          INDEX


PART I   Financial Information:
                                                                     Page No.
        Consolidated Condensed Balance Sheets   October 31, 1994
        and January 31, 1994.                                            3

        Consolidated Condensed Statements of Current and
        Retained Earnings   three months and nine months
        ended October 31, 1994 and 1993.                                 4

        Consolidated Condensed Statements of Cash Flows   three
        months and nine months ended October 31, 1994 and 1993.          5

        Notes to Consolidated Condensed Financial Statements.           6-7

        Management's Discussion and Analysis of Results
        of Operations and Financial Condition.                         8-10

        Independent Accountants' Report.                                11



PART II   Other Information

Item 6 (a) - Exhibits.

        Exhibit Computation of per share earnings                       12

        Exhibit Financial Data Schedule                                 13

Item 6 (b) - Reports on Form 8-K.                                       14


Consolidated Condensed Balance Sheets
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands


                                           October 31,            January 31,
                                              1994                   1994
                                           ___________            ___________

Assets



                                                                 &F


     Current assets:

     Cash and cash equivalents                $73,772                $73,253
     Short-term investments                   246,309                 35,215
     Accounts receivable - net                 165926                 53,301
     Merchandise inventory                    1040015                853,707
     Other assets                              41,494                 68,431
                                           ____________           ____________

     Total current assets                     1567516                1083907

     Property, less accumulated depreciatio   1223383              1,020,234
     Long-term investments                      44299                 40,408
     Other assets                               62128                 57,099
                                           ____________           ____________

     Total assets                          $2,897,326             $2,201,648



Liabilities and Shareholders' Equity


     Current liabilities:

     Current maturities of long-term debt     $26,013                $49,547
     Short-term notes payable                    1917                  2,281
     Accounts payable                          597131                467,278
     Employee retirement plans                  33196                 34,422
     Accrued salaries and wages                 44650                 45,883
     Other current liabilities                 135305                 81,765
                                           ____________           ____________

     Total current liabilities                 838212                 681176

     Long-term debt, excluding current matu    628288                592,333
     Deferred income taxes                      37121                 26,165
     Accrued store restructuring costs         14,985                 28,305
                                           ____________           ____________

     Total liabilities                        1518606                1327979
                                           ____________           ____________
     Shareholders' equity
     Common stock - $.50 par value;
                Issued and Outstanding
         October 31, 199   159,377,548
         January 31, 199   147,886,770          79689                 73,943
     Capital in excess of par                  548814                202,962
     Retained earnings                         753801                596,764
     Unearned compensation-restricted stock     -2486
     Unrealized holding losses for availabl     -1098
                                           ____________           ____________

     Total shareholders' equity               1378720                 873669
                                           ___________            ___________
     Total liabilities and
       shareholders' equity                $2,897,326             $2,201,648



                                                                 &F





See accompanying notes to consolidated condensed financial statements.



Consolidated Condensed Statements of Current and Retained Earnings
Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data

                                      Three months ended                                     Nine months ended
                             October 31, 19     October 31, 1993                  October 31, 199     October 31, 1993
Current Earnings            Amount Percent     Amount     Percent                 Amount  Percent     Amount Percent
                                                                             _______________________________________________
Net sales               $1,579,005  100.00 $1,158,370      100.00             $4,623,032  100.00 $3,392,173  100.00

Cost of sales              1197859   75.86     882750       76.21                3501618   75.74    2589906   76.35

Gross margin                381146   24.14     275620       23.79                1121414   24.26     802267   23.65

Expenses:

Selling, general and adm239190.361   15.15     185178       15.98                 685196   14.82     525591   15.49

Store opening costs          10628    0.67       7217        0.62                  25366    0.55      16666    0.49

Depreciation             28660.553    1.82      20223        1.75                  78824    1.71      58394    1.72

Employee retirement plan 13265.086    0.84      10657        0.92                  37507    0.81      30092    0.89

Interest                      5852    0.37       4834        0.42                  21580    0.47      12204    0.36

Total expenses              297596   18.85     228109       19.69                 848473   18.36     642947   18.95

Pre-tax earnings             83550    5.29      47511        4.10                 272941    5.90     159320    4.70

Income tax provision         29359    1.86      15866        1.37                  95646    2.06      53267    1.57

Net earnings               $54,191    3.43    $31,645        2.73               $177,295    3.84   $106,053    3.13
                                                                             _______________________________________________
Shares outstanding (weig    159399             147906                             153439             147185

Earnings per common & common
 equivalent share            $0.34              $0.21                              $1.16              $0.72

Earnings per common share -
 assuming full dilution      $0.33              $0.21                              $1.11              $0.71
                                                                             _______________________________________________
Retained earnings
                                                                             _______________________________________________
Balance at beginning of   $706,782           $551,396                           $596,763           $489,033
Net earnings                 54191              31645                             177295             106053
Cash dividends               -7172              -5911                             -20257             -17656


                                                                 &F


Stock Split                      0               -162                                  0               -462
Balance at end of period  $753,801           $576,968                           $753,801           $576,968

                                                                             _______________________________________________
See accompanying notes to consolidated condensed financial statements.



CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands                       For the nine months ended October 31
                                           ____________________________________
                                           1994                   1993

Cash Flows From Operating Activities:
     Net Earnings                              177295                 106053
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided By Operating Activities:
         Depreciation                           78824                  58394
         Amortization of Original Issue Dis      2399                      0
         Increase (Decrease) in Deferred In      8425                  -3821
         Loss on Disposition/Writedown of F      3635                   8397
         Decrease (Increase) in Operating Assets:
           Accounts Receivable - Net          -112625                 -21283
           Merchandise Inventory              -186308                -235056
           Other Operating Assets               28895                  -1748
         Increase (Decrease) in Operating Liabilities:
           Accounts Payable                    129853                  56944
           Employee Retirement Plans            30503                  26214
           Accrued Store Restructuring          -7281                 -10138
           Other Operating Liabilities          53968                  30118
     Net Cash Provided by Operating Activit    207583                  14074

Cash Flows from Investing Activities:
     Decrease (Increase) in Investment Assets:
       Short-Term Investments                 -212043                 -88310
       Purchases of Long-Term Investments      -19519                 -36456
       Proceeds from Sale/Maturity of Long-     15304                   6103
       Other Long-Term Assets                   -2358                    455
     Fixed Assets Acquired                    -257578                -224474
     Proceeds from the Sale of Fixed and Ot     11640                  21248
     Net Cash Used in Investing Activities    -464554                -321434

Cash Flows from Financing Activities:
  Sources:
     Long-Term Debt Borrowings                    500                 281915
     Net (Decrease) Increase in Short-Term       -363                   6444
     Net Proceeds from Issuance of Common S    315814
     Stock Options Exercised                      961                    854
     Total Financing Sources                   316912                 289213

  Uses:
     Repayment of Long-term Debt               -39086                  -4177
     Cash Dividend Payments                    -20257                 -17656


                                                                 &F


     Common Stock Purchased for Retirement        -79
     Total Financing Uses                      -59422                 -21833
     Net Cash Provided by Financing Activit    257490                 267380

  Net Increase (Decrease) in Cash and Cash        519                 -39980
  Cash and Cash Equivalents, Beginning of P     73253                  48949
  Cash and Cash Equivalents, End of Period      73772                   8969


See accompanying notes to consolidated condensed financial statements.




                Notes to Consolidated Condensed Financial Statements
Note  1:The accompanying Consolidated Condensed Financial Statements (unaudited) have been reviewed by an independent Certified Public Accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 31, 1994, and the results of operations for the three-month and nine-month periods ended October 31, 1994 and 1993, and the cash flows for the nine-
        month periods ended October 31, 1994 and 1993.

Note  2:The results of operations for the nine-month periods ended October 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

Note  3:Interest and loan expense is net of interest income of $4,481,000 and $1,857,000 for the three-month periods ended October 31, 1994 and 1993, respectively, and
        $8,058,000 and $3,606,000 for the nine month periods ended October 31, 1994 and
        1993, respectively.  In addition, interest on construction in progress was capitalized in the amount of $1,268,000 and $1,018,000 for the three-month periods ended October
        31, 1994 and 1993, respectively, and $2,869,000 and $2,719,000 for the nine-month periods ended October 31, 1994 and 1993, respectively.

Note  4:If the FIFO method of inventory accounting had been used, inventories would have been $74,051,000 higher at October 31, 1994 and $64,541,000 higher at January 31,
           1994

Note  5:Stock options exercised consisted of 7,000 and 43,800 shares resulting in proceeds of
        $45,000 and $268,000 for the three-month periods ended October 31, 1994 and 1993, respectively, and 117,800 and 151,420 shares resulting in proceeds of $961,000 and
        $854,000 for the nine-month periods ended October 31, 1994 and 1993, respectively.

Note  6:Property is shown net of accumulated depreciation of $339,492,000 at October 31,
        1994 and $296,788,000 at January 31, 1994.

Note  7:Supplemental disclosures of cash flow information:

        Nine months ended October 31                         1994                   1993

        Cash paid for interest (net of capitalized)   $33,667,000            $19,395,000
        Cash paid for income taxes                     83,136,000             47,247,000

        Non-cash investing and financing activities:

        Common stock issued to ESOP                    31,729,000             30,558,000


                                                                 &F


        Fixed assets acquired under capital lease      48,795,000              9,064,000
        Common stock issued to executives
          and directors                                 2,981,000
        Conversion of debt to common stock                217,000

Note  8:On January 31, 1994, the Board of Directors authorized the funding of the Fiscal 1994
        ESOP contribution primarily with the issuance of new shares of the Company's common stock.  During the first three quarters of Fiscal 1994, the Company issued 922,075 shares with a market value of $31.7 million.

Note  9:On January 10, 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement covering $500 million of "unallocated" debt or equity securities.  The shelf registration enables the Company to issue common stock, preferred stock, senior unsecured debt securities or subordinated unsecured debt securities from time to time.

        On June 27, 1994, the Company sold 10,350,000 shares of common stock under the shelf registration discussed above.  The Company received proceeds, net of the underwriting discount and other costs, of $315,814,000.  The proceeds are being used to finance the Company's large store expansion program and for general corporate purposes.

Note 10:During the second quarter, the Company purchased interest rate caps on its interest rate swap agreements.  The caps limit the Company's floating interest rate exposure to approximately 75 basis points over the fixed rate received in the agreements.  The costs of the caps are amortized over the life of the agreements.

Note 11:During the first quarter of Fiscal 1994, $10,000 principal of the Company's 3%
        Convertible Subordinated Notes were converted into 382 shares of the Company's common stock.  During the third quarter, $207,000 principal of the Company's' 3%
        Convertible Subordinated Notes were converted into 7,921 shares of the Company's common stock.

Note 12:Costs associated with the relocation and closing of stores during the three months and nine months ended October 31, 1994, which were recognized through the restructuring charge in Fiscal 1991, totaled $4,990,000 and $15,850,000, respectively.  Comparable costs incurred during the three months and nine months ended October 31, 1993 were
        $5,757,000 and $10,138,000, respectively.

Note 13:Unearned Compensation - Restricted Stock Awards of $2,486,000 included in
        Shareholders' Equity on the balance sheet is the result of stock grants totaling 95,000 shares made to certain executives and directors.  The amount will be amortized as earned over periods not exceeding seven years.

Note 14:The Company considers its debt and equity securities portfolio, presented herein as both long and short-term investments, to be available for sale under the provisions of
        Statement of Financial Accounting Standards (SFAS) No. 115.  At October 31, 1994,
        the unrealized holding loss on available-for-sale securities was $1,098,000.

Note 15:Earnings per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from stock options.  Earnings per common share - assuming full dilution reflects the potential dilutive effect of dilutive common share equivalents and the Company's 3% Convertible Subordinated Notes
        issued July 22, 1993.  These notes are due July 22, 2003.



                                                                 &F




        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

        Results of operations for the third quarter ended October 31, 1994 continued the strong results of the first and second quarters.  Quarterly sales were up 36% to a third quarter record
$1.579 billion with comparable store sales up 16%.  Net earnings increased 71% to $54.2 million.
Earnings per share (fully diluted) were $.33 compared to $.21 in the comparable quarter of last year.  The earnings increase is attributable to a managed increase in margins of 38% and the leveraging of expenses that increased only 30% relative to the 36% sales increase.  For the nine months ended October 31, 1994, sales were up 36% to $4.623 billion and net earnings up 67% to
$177.3 million.  Earnings per share (fully diluted) were $1.11 compared to $.71 for the first nine months last year.

        Sales in the third quarter were enhanced by the addition of 4.6 million square feet of retail selling space at new and existing locations since last year's third quarter.  Selling prices of lumber and plywood were higher than in last year's third quarter; however we experienced deflation in most other categories.  On average, changing prices accounted for about 3% of the quarter's sales increase.

        Gross margin was 24.14% of sales for the quarter ended October 31, 1994, versus 23.79% in last year's quarter.  For the nine months ended October 31, 1994, gross margin was 24.26%, compared with the prior year's 23.65%.  The increase in gross margin percentage in the quarter and nine-month period was primarily the result of favorable changes in our mix.  The successful implementation of our Everyday Competitive Pricing strategy is self evident as customers are buying with confidence every day, increasing sales and margin dollars.

        Selling, general and administrative expenses (SG&A) were $239.2 million for the quarter ended October 31, 1994, a 29% increase over last year's third quarter.  We experienced positive leverage however, as SG&A dropped from 15.98% of sales to 15.15% due to the 36% sales increase.  For the nine months ended October 31, 1994, SG&A was up 30% but declined as a percentage of sales from 15.49% to 14.82%.  The positive leverage came from several factors.
The increase in store salaries (excluding those in opening costs) was 32%, due primarily to the staffing requirements for our new and relocated stores.  General office expense rose just 14% and advertising rose 18%, both providing positive leverage.  The same factors account for the nine-
month improvement relative to sales.

        For the quarter ended October 31, 1994, store opening costs were $10.6 million versus $7.2 million last year, representing costs associated with the opening of 10 stores this year (3 new and
7 relocated) compared to 9 stores in last year's third quarter (4 new and 5 relocated).  Store opening costs averaged $530,000 in the third quarter of 1993 and these costs averaged $692,000 per project in 1994.  Advertising and staff training expenditures have been increased, as we now have a training coordinator in every new store.  For the nine months ended October 31, 1994, store opening costs were $25.4 million versus $16.7 million last year representing costs associated with the opening of 31 stores this year (16 new and 15 relocated) versus 32 stores last year (13 new and 19 relocated).


                                                                 &F




        Depreciation was $28.7 million for the quarter ended October 31, 1994, and $78.8 million for the nine months ended October 31, 1994.  This is an increase of 42% and 35%, respectively, over the comparable periods last year.  The increases are due primarily to fixtures, displays and computer equipment related to our store expansion program.

        Employee retirement plans expense increased 24% to $13.3 million for the three months ended October 31, 1994, due to a 31% increase in salaries offset by a lower percentage of employees qualifying for the ESOP.  For the nine months ended October 31, 1994, employee retirement plans expense was up 25%.

        Interest expense increased $9.4 million to $21.6 million for the nine months ended October
31, 1994, a 77% increase.  This is the result of an increase of $4.6 million in the first quarter, an increase of $3.8 million in the second and an increase of $1.0 million in the third quarter.  The increases are primarily due to interest on our convertible notes and other long-term debt.

        The Company's effective income tax rate was 35.14% for the three months ended October
31, 1994, compared to 33.39% for the comparable three months last year.  For the nine months ended October 31, 1994, the effective tax rate was 35.04% compared to 33.43% for the previous year.  The current year's higher rates are due to a slight increase in the effective state rate and the effect of fixed dollar tax credits in relation to higher profitability.


LIQUIDITY AND CAPITAL RESOURCES

        The uses of cash in the first nine months have continued to lay the groundwork for successfully implementing our strategic plan.  Merchandise inventory has increased $186.3 million, mostly due to the increased merchandise assortments in our new and relocated stores.
Real property has increased in line with the Company's strategic plan to continue expansion of sales floor square footage by relocating from older, smaller stores to larger stores and to expand into new markets.  The Company's 1994 capital expenditures will range between $575 and $600 million, inclusive of $220 million in operating leases.  Over 80% of this planned investment is for our store expansion program.

        Our 1994 expansion has been financed through the net proceeds from our equity offering, funds from operations, operating leases, and issuance of about $32 million in common stock to our ESOP (see Note 8).  On June 27, the Company sold 10.35 million shares of common stock.
The proceeds (net of the underwriting discount and other costs) of $315.8 million were added to the general funds of the Company and will be used to finance the store expansion program and for general corporate purposes.  The shares were included in a registration statement covering
$500 million of "unallocated" equity or debt securities (see Note 9).  Additional financings that may be made from time to time over an approximate two-year period will be used for our ongoing expansion program and for general corporate purposes.  In addition to these sources, the
Company had available at October 31, 1994, agreements for up to $144 million in lines of credit for issuing documentary and standby letters of credit.  Another $275 million is available for the purpose of short-term borrowings on a bid basis from various banks.


        Lowe's ended the third quarter with 326 stores and 16.8 million square feet of retail selling space, a 38% increase over last October's selling space.  Our expansion plans for 1994 envision about 50 new stores with half in new markets and half relocations, for approximately 4.4 million square feet of incremental selling space.  During the first nine months of Fiscal 1994 we have completed 31 of our projected 50 store projects for the year and added 1.8 million square feet of selling space.  We also closed 4 smaller, older stores.  Our expansion plans for the fourth quarter include 9 relocations and 10 stores in new markets.  By the close of Fiscal 1994 our plans are to


                                                                 &F


have approximately 18.6 million square feet, double our Fiscal 1992 year end square footage.

        Lowe's expansion plans for Fiscal 1995 and 1996 are to expand our store count from the present base of 326 stores to approximately 400 by January 31, 1997.  This a planned growth of about 25% in stores in 27 months.  From 1992 through 1995, almost 60% of our new store investment was and will be in existing markets, with therefore, only a portion of the new store sales being incremental.  In 1996 and beyond, with relocations at a lower level, about 80% of our new store investment will be in new markets, which is expected to create an additional boost in incremental sales volume.



INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Lowe's Companies, Inc. and subsidiary companies as of October 31, 1994, and the related consolidated condensed statements of current and retained earnings for the three-month and nine-month periods ended October 31, 1994 and 1993 and cash flows for the nine month periods ended October 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American
Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 31, 1994, and the related consolidated statements of current and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
November 10, 1994



                                                                 &F





                                      14

Part II - OTHER INFORMATION

        6(b) - Reports on Form 8-K

             (a)There were no reports filed on Form 8-K during
                 the quarter ended October 31, 1994.






                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LOWE'S COMPANIES, INC.


                                           \S\ Richard D. Elledge
Date  December 15, 1994                    Richard D. Elledge
                                   Vice President and Chief Accounting Officer