Form 10-K
period 1995-01-31
LOWES COMPANIES INC
filed 1995-04-28
CIK 60667

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                  FORM 10-K

[X] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
                              For the fiscal year ended January 31, 1995

                                   OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from               to

                      Commission file number  0-94

                         LOWE'S COMPANIES, INC.
         (Exact name of registrant as specified in its charter)

            NORTH CAROLINA                            56-0578072
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               identification No.)

       P. 0. BOX 1111, NORTH WILKESBORO, N.C.           28656-0001
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (910) 651-4000

Securities registered pursuant to Section 12(b) of the Act:

               Title of Each Class            Name of Each Exchange on
                                              Which Registered
        Common Stock $.50 Par Value           New York Stock Exchange
                                              Pacific Stock Exchange
                                              The Stock Exchange (London)

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

Indicate  by  check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State   the  aggregate  market  value  of  the  voting  stock   held   by
non-affiliates of the registrant as of April 7, 1995:   $4,397,463,813.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class:   COMMON  STOCK, $.50 PAR VALUE, Outstanding  at  April  7,  1995:
159,925,313 shares.

                   Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended January 31, 1995:
Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended January 31, 1995 is not to be deemed filed as part of this report. Proxy Statement for Annual Meeting to be filed by April 25, 1995: Part III.

                             Part I

Item 1 - Business

        Reference is made to the back cover and to pages 4 through 11 of the Annual Report to Security Holders for fiscal year ended January 31, 1995.

Item 2 -  Properties

     At January 31, 1995, the Company operated 336 stores with a total of
     18.6 million square feet of selling space. Since 1989, the Company has been implementing a store expansion strategy to transform the Company from a chain of small stores into a chain of destinantion home improvement superstores. The current prototype large store is an 85,000 square foot sales floor unit for smaller markets and a 114,000 square foot sales floor unit for medium and larger markets, each with a lawn and garden center comprising appoximately 30,000 additional square feet. The Company also operates three distribution centers and seven smaller support facilities, three of which are reload centers only.

        Reference is also made to the map and table on the inside front cover of the annual report and to notes 1, 4, 6 and 13 on pages 19, 20, 21 and 25 of the Annual Report to Security Holders for fiscal year ended January 31, 1995.

Item 3 -  Legal Proceedings

        Reference is made to Note 14 on page 26 of the Annual Report to Security Holders for fiscal year ended January 31, 1995.

Item 4 -  Submission of Matters to a Vote of Security Holders

        Not applicable.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1995.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

                                 PART I

                  EXECUTIVE OFFICERS OF THE REGISTRANT

Leonard G. Herring, 67
    President and Chief Executive Officer since 1978.

Robert L. Strickland, 64
    Chairman of the Board since 1978.

J. Gregory Dodge, 47
   Senior Vice President - Real Estate/Engineering and Construction since 1994; Vice President, Sudberry Properties, Inc., 1988 - 1994.

Richard D. Elledge, 53
   Vice  President  (Chief  Accounting Officer)  since  1981;   Assistant
   Secretary since 1991;  Secretary, 1978 - 1990.

William L. Irons, 51
   Senior Vice President - Management Information Services since 1992; Partner, Ernst & Young, 1987 - 1992.

W. Cliff Oxford, 43
   Senior  Vice  President  -  Corporate  Relations  since  1994;    Vice
   President - Corporate Realations, 1985 - 1994.

R. Michael Rouleau, 56
   Executive   Vice  President  -  Sales/Store  Operations  since   1992;
   President, The Contractor Yard, Inc. (wholly owned subsidiary) since 1994; President/Chief Operating Officer, Office Warehouse, 1988 - 1992.

Robert L. Tillman, 51
   Senior  Executive  Vice  President and Chief Operating  Officer  since
   1994;   Executive  Vice President - Merchandising,  1991-1994;  Senior
   Vice President - Merchandising, 1989-1991.

Harry B. Underwood II, 52
     Senior Vice President and Treasurer (Chief Financial Officer)  since
1985.

William C. Warden, Jr., 42
   Senior Vice President, General Counsel and Secretary since 1993; Assistant Secretary 1985 - 1993; Partner, McElwee, McElwee & Warden which served as General Counsel for the Company, 1979 - 1993.


                                 Part II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters.

The principal market for trading in Lowe's common stock is the New York Stock Exchange, Inc. (NYSE). Lowe's common stock is also listed on the Pacific exchange in the United States and the London exchange. The ticker symbol for Lowe's is LOW. As of January 31, 1995, there were 7,446 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 28 of the Annual Report to Security Holders for fiscal year ended January 31, 1995 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape, and the dividends per share declared on the common stock during such periods, as adjusted for a 2- for-1 stock split to shareholders of record on June 12, 1992 and a 2-for-1 stock split to shareholders of record on March 16, 1994. The Company is party to certain agreements which may limit its ability to declare dividends under certain circumstances. See Note 6 on page 21 of the Annual Report to Security Holders for fiscal year ended January 31, 1995.

Reference is also made to notes 11 and 12 on pages 23, 24 and 25 of the Annual Report to Security Holders for fiscal year ended January 31, 1995.

Item 6 - Selected Financial Data

Reference is made to page 27 of the Annual Report to Security Holders for fiscal year ended January 31, 1995.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 of the Annual Report to Security Holders for fiscal year ended January 31, 1995.

Item 8 - Financial Statements and Supplementary Data

Reference is made to the "Independent Auditors' Report" on page 12 and to the financial statements and notes thereto on pages 16 through 26, and to the "Selected Quarterly Data" on page 27 of the Annual Report to Security Holders for fiscal year ended January 31, 1995.

Item 9 - Disagreements on Accounting and Financial Disclosure

Not applicable.


                                Part III

Item 10 - Directors and Executive Officers of the Registrant

 Reference is made to "Lowe's Board of Directors" on pages 30 and 31 of the Annual Report to Security Holders for fiscal year ended January 31, 1995, and to Part I - Executive Officers of the Registrant.

Item 11 - Executive Compensation

 Reference is made to "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which will be filed, pursuant to regulation 14A with the SEC by April 25, 1995, and is hereby incorporated by reference.

 The Company's Executive Compensation Program is comprised of the following elements:

Base Salary

     Salaries for Executive Officers are established on the basis of the qualifications and experience of the executive, the nature of the job responsibilities and salaries for competitive positions in the retailing industry.

     Executive Officers' base salaries are reviewed annually and are approved by the Committee. Salaries of Executive Officers are compared with those of comparable executive positions in the retailing industry throughout the United States. The Committee uses the median level of base salary as a guideline, in conjunction with the executive's performance and qualifications, for establishing salary levels.

1994 Incentive Plan

     The purpose of the 1994 Incentive Plan is to attract, motivate, retain and reward the executives whose leadership and performance are critical to the Company's success in enhancing shareholder value, to place further emphasis on executive ownership of Company Stock and to assure deductibility of executive compensation.

     The 1994 Incentive Plan authorizes the grant of stock options. The option price cannot be less than the market price of the Company's Common Stock on the date on which the option is granted. Consequently, stock options granted under the 1994 Incentive Plan measure performance and create compensation solely on the basis of the appreciation in the price of the Company's Common Stock.

     Stock appreciation rights (STARs) also may be granted under the 1994 Incentive Plan. STARs entitle the recipient to receive a cash payment based on the appreciation in the Company's Common Stock following the date of the award and, accordingly, measure performance and create compensation only if the price of the Company's Common Stock appreciates.

     Company Common Stock also may be issued under stock awards pursuant to the 1994 Incentive Plan. The stock awards that have been made to date provide that the shares are subject to forfeiture and nontransferable for seven years following the award. Accelerated vesting is permitted if the Company achieves certain financial objectives during the three- and five-year periods following the award.

     The Management Bonus Program is the final component of the 1994 Incentive Plan. The Management Bonus Program provides bonus opportunities which can be earned upon achievement by the Company of preset annual financial goals. No bonuses are paid if performance is below the threshold level of corporate profitability. Additional bonus amounts are earned on a proportionate scale up to 100% of the stated bonus opportunity if the preset financial goals are met. Maximum bonuses were paid for the fiscal years ended January 31, 1993, January 31, 1994, and January 31, 1995, because the Company's financial results exceeded the preset performance goals.

Benefit Restoration Plan

     The Benefit Restoration Plan was adopted by the Company in May 1990, to provide qualifying executives with benefits equivalent to those received by all other employees under the Company's basic qualified employee benefit plans. Qualifying executives are those executives whose annual additions and other benefits, as normally provided to all participants under those qualified plans, would be curtailed by the effect of Internal Revenue Code restrictions, and who are selected by the Committee to participate in the Plan. The Benefit Restoration Plan benefits are determined annually. Participating executives may elect annually to defer benefits or to receive a current cash payment.

Other Compensation

     The Company's Executive Officers participate in the various qualified and non-qualified employee benefit plans sponsored by the Company. The Company makes only nominal use of perquisites in compensating its Executive Officers.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

Reference is made to "Security Ownership of Certain Beneficial Owners and Management" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC by April 25, 1995, and is hereby incorporated by reference.

Item 13 -  Certain Relationships and Related Transactions

Reference is made to "Information About the Board of Directors and Committees of the Board", "Certain Relationships and Related Transactions" included in the definitive Proxy Statement which will be filed, pursuant to regulation 14A, with the SEC by April 25, 1995, and is hereby incorporated by reference.

                                 Part IV

Item  14  - Exhibits, Financial Statement Schedules and Reports on  Form 8-K

a)  1. Financial Statements
Reference is made to the following items and page numbers appearing in the Annual Report to Security Holders for fiscal year ended January 31, 1995:

                                                                Pages
Independent Auditors' Report                                       12


Consolidated   Statements of Current and Retained
Earnings for each of the fiscal years in the three-year
period ended January 31, 1995                                      16

Consolidated Balance Sheets at January 31, 1995, 1994 and 1993     17

Consolidated Statements of Cash Flows for each of the
fiscal years in the three-year period ended January 31, 1995       18

Notes to Consolidated Financial Statements for each of the
fiscal years in the three-year period endedJanuary 31, 1995     19-26

a)  2. Financial Statement Schedules

Schedules are omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

                                 Part IV

a)3.    Exhibits

(3.1) Restated and Amended Charter (filed as exhibit 3(a) to the Company's Form 8-K dated July 5, 1994 and incorporated by reference herein).

(3.2)   Bylaws, as amended.

(4.1) Rights Agreement dated as of September 9, 1988 between the Company and Wachovia Bank and Trust Co., N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K dated September 9, 1988 and incorporated by reference herein).

(10.1) Lowe's Companies, Inc. 1985 Stock Option Plan (filed as Exhibit C to the Company's Proxy Statement dated May 31, 1985 and incorporated by reference herein).

(10.2) Post Effective Amendment No. 1 to Lowe's Companies, Inc. 1985 Stock Option Plan (filed on the Company's Form S-8 dated June 23, 1987 (No. 33-2618) and incorporated by reference herein).

(10.3) Lowe's Companies, Inc. 1989 Non-Employee Directors' Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated June 9, 1989 and incorporated by reference herein).

(10.4)  Lowe's Companies, Inc. 1990 Benefit Restoration Plan (filed as Exhibit
        10.4 to the Company's Annual Report on Form 10-K for the year ended January 31, 1991, and incorporated by reference herein).

(10.5)  Lowe's Companies, Inc. Stock Appreciation Incentive Plan (filed as
        Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended January 31, 1992, and incorporated by reference herein).

(10.6) Indenture dated April 15, 1992 between the Company and Chemical Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-47269) and incorporated by reference herein).

(10.7) Indenture dated July 22, 1994 between the Company and Wachovia Bank of North Carolina, N.A., as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-64560) and incorporated by reference herein).

(10.8) Form of Indenture between the Company and Chemical Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-51865) and incorporated by reference herein).

(10.9) Form of Indenture between the Company and Wachovia Bank of North Carolina, N.A., as Trustee (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33- 51865) and incorporated by reference herein).

(10.10) Lowe's Companies, Inc. Director's Stock Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54497) and incorporated by reference herein).

(10.11) Lowe's Companies, Inc. 1994 Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54499) and incorporated by reference herein).

(11)   Computation of per share earnings.

(13)   Annual Report to Security Holders for fiscal year ended January 31, 1995.

(21)   List of Subsidiaries.

(23)   Consent of Deloitte & Touche

(27)   Financial Data Schedule

b Reports on Form 8-K

There were no reports on Form 8-K filed by the registrant during the last quarter of the period covered by this report.


                                 Part IV

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         /s/   Lowe's Companies, Inc.
                                               Lowe's Companies, Inc.

                                     By /s/ Leonard.G. Herring
     4/28/95                               Leonard  G. Herring
      Date                           President, Chief Executive Officer
                                              and Director

                                     By: /s/ Harry  B. Underwood II
     4/28/95                                 Harry   B. Underwood II
      Date                           Senior  VicePresident and Treasurer
                                         (Chief Financial Officer)

     4/28/95                         By: /s/  Richard D. Elledge
      Date                                    Richard  D. Elledge
                                               Vice President,
                                        and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert L. Strickland       Chairman of the Board of               4/28/95
    Robert L. Strickland       Directors and Director                   Date

/s/ Leonard G. Herring         President, Chief Executive             4/28/95
    Leonard G. Herring           Officer and Director                   Date

/s/  Robert L. Tillman     Senior Executive Vice President (Chief     4/28/95
     Robert L.  Tillman        Operating Officer) and Director          Date

/s/ Petro Kulynych                      Director                      4/28/95
    Petro Kulynych                                                      Date

/s/ John M. Belk                        Director                      4/28/95
    John M. Belk                                                        Date

/s/ Gordon E. Cadwgan                   Director                      4/28/95
    Gordon E. Cadwgan                                                   Date

/s/ William A. Andres                   Director                      4/28/95
    William A.  Andres                                                  Date


    Russell B. Long                     Director                        Date

/s/ Robert G. Schwartz                  Director                       4/28/95
    Robert  G.  Schwartz                                                Date


    Carol  A.  Farmer                   Director                       Date