Form 10-Q
period 1995-04-30
LOWES COMPANIES INC
filed 1995-06-14
CIK 60667

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 1995
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number     1-7898

                          LOWE'S COMPANIES, INC.
           (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                     56-0578072
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

                P.O. BOX 1111, NORTH WILKESBORO, N.C.  28656
                  (Address of principal executive offices)
                                  (Zip Code)

                                 (910) 651-4000
               (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at May 31, 1995
Common Stock, $.50 par value                              160,120,048

                                       12
                                   TOTAL PAGES

                            LOWE'S COMPANIES, INC.

                                  - INDEX -


PART I - Financial Information:                                Page No.

     Consolidated Balance Sheets - April 30, 1995
     and January 31, 1995.                                          3

     Consolidated Statements of Current and
     Retained Earnings - three months
     ended April 30, 1995 and 1994.                                 4

     Consolidated Statements of Cash Flows - three
     months ended April 30, 1995 and 1994.                          5

     Notes to Consolidated Financial Statements.                  6-7

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition.                       8-9

     Independent Accountants' Report.                              10



PART II - Other Information

Item 6 (a) - Exhibits.

     Exhibit 11     Computation of per share earnings              11

Item 6 (b) - Reports on Form 8-K.                                  12

Consolidated Balance Sheets
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands

                                                    April 30,          January 31,
                                                      1995               1995
Assets

     Current assets:
     Cash and cash equivalents                      $  141,533         $  150,319
     Short-term investments                             50,430            118,155
     Accounts receivable - net                         144,728            109,214
     Merchandise inventory                           1,261,075          1,132,282
     Other assets                                       46,022             47,198

     Total current assets                            1,643,788          1,557,168

     Property, less accumulated depreciation         1,460,003          1,397,713
     Long-term investments                              45,411             83,459
     Other assets                                       69,461             67,652

     Total assets                                   $3,218,663         $3,105,992


Liabilities and Shareholders' Equity

     Current liabilities:
     Current maturities of long-term debt           $   30,154         $    26,91
     Short-term notes payable                            1,891              1,903
     Accounts payable                                  691,755            675,436
     Employee retirement plans                          46,223             43,950
     Accrued salaries and wages                         27,440             63,356
     Other current liabilities                         193,696            134,334

     Total current liabilities                         991,159            945,892

     Long-term debt, excluding current maturities      690,273            681,184
     Deferred income taxes                              49,211             49,211
     Accrued store restructuring costs                   3,204              9,815

     Total liabilities                               1,733,847          1,686,102

     Shareholders' equity
     Common stock - $.50 par value; issued and outstanding
         April 30, 1995         159,527,389
         January 31, 1995       147,886,770             79,963             79,764
     Capital in excess of par                          566,868            554,838
     Retained earnings                                 844,620            792,891
     Unearned compensation-restricted stock awards      (5,591)            (5,949)
     Unrealized loss on available-for-sale securities,
        net of income taxes of $562 and $891,
        respectively                                    (1,044)            (1,654)


     Total shareholders' equity                      1,484,816          1,419,890

     Total liabilities and
       shareholders' equit                          $3,218,663         $3,105,992


See accompanying notes to consolidated financial statements.

                                      -4-

Consolidated Statements of Current and Retained Earnings
Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data

                                                    Three months ended
                                                  April 30, 19       April 30, 1994
Current Earnings                        Amount      Percent   Amount      Percent
Net sales                                $1,634,690    100.00% $1,397,008    100.00%
Cost of sales                             1,212,580     74.18%  1,060,300     75.90%

Gross margin                                422,110     25.82%    336,708     24.10%

Expenses:
Selling, general and administrative         265,464     16.24%    206,214     14.76%
Store opening costs                           8,591      0.53%      7,392      0.53%
Depreciation                                 32,970      2.02%     23,989      1.72%
Employee retirement plans                    13,539      0.83%     11,110      0.80%
Interest                                      9,330      0.57%      8,383      0.60%

Total expenses                              329,894     20.18%    257,088     18.40%

Pre-tax earnings                             92,216      5.64%     79,620      5.70%

Income tax provision                         33,290      2.04%     27,867      1.99%

Net earnings                             $   58,926      3.60% $   51,753      3.70%

Shares outstanding (weighted average)       159,815               148,212

Earnings per common & common
 equivalent share                        $     0.37            $     0.35

Earnings per common share -
 assuming full dilution                  $     0.36            $     0.34

Retained earnings

Balance at beginning of period           $  792,891            $  596,764
Net earnings                                 58,926                51,753
Cash dividends                               (7,197)               (5,930)
Balance at end of period                 $  844,620            $  642,587


See accompanying notes to consolidated financial statements.

                                      -5-

CONSOLIDATED STATEMENTS OF CASH FLOWS
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands

                                           For the three months ended April 30

                                                                           1995              1994
Cash Flows From Operating Activities:
     Net Earnings                                                      $  58,926         $  51,753
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided By (Used in) Operating Activities:
         Depreciation                                                     32,970            23,989
         Amortization of Original Issue Discount                           1,112               786
         Increase in Deferred Income Taxes                                     0               685
         (Gain) Loss on Disposition/Writedown of Fixed and Other Assets     (800)            1,745
         Decrease (Increase) in Operating Assets:
           Accounts Receivable - Net                                     (35,514)          (26,659)
           Merchandise Inventory                                        (128,793)          (92,517)
           Other Operating Assets                                          1,825            (2,706)
         Increase (Decrease) in Operating Liabilities:
           Accounts Payable                                               16,319            93,935
           Employee Retirement Plans                                      12,273             9,140
           Accrued Store Restructuring                                    (4,416)           (2,848)
           Other Operating Liabilities                                    13,419            21,948
     Net Cash Provided by (Used in) Operating Activities                 (32,679)           79,251

Cash Flows from Investing Activities:
     Decrease (Increase) in Investment Assets:
       Short-Term Investments                                             67,684           (13,228)
       Purchases of Long-Term Investments                                 (8,450)           (7,500)
       Proceeds from Sale/Maturity of Long-Term Investments               46,558             5,572
       Other Long-Term Assets                                              3,752             1,732
     Fixed Assets Acquired                                               (87,292)          (81,758)
     Proceeds from the Sale of Fixed and Other Long-Term Assets            3,093             2,413
     Net Cash Provided by (Used in) Investing Activities                  25,345           (92,769)

Cash Flows from Financing Activities:
  Sources:
     Long-Term Debt Borrowings                                                 0               500
     Stock Options Exercised                                                   0               749
     Total Financing Sources                                                   0             1,249

  Uses:
     Repayment of Long-term Debt                                          (1,440)           (1,832)
     Net Decrease in Short-Term Borrowings                                   (12)             (220)
     Cash Dividend Payments                                                    0            (5,930)
     Total Financing Uses                                                 (1,452)           (7,982)
     Net Cash Used in Financing Activities                                (1,452)           (6,733)

  Net Decrease in Cash and Cash Equivalents                               (8,786)          (20,251)
  Cash and Cash Equivalents, Beginning of Period                         150,319            73,253
  Cash and Cash Equivalents, End of Period                              $141,533         $  53,002


See accompanying notes to consolidated financial statements.

                                      -6-

Lowe's Companies, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by an independent Certified Public Accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of April 30, 1995, and the results of operations and the cash flows for the three-month periods ended April 30, 1995 and 1994.

Note 2: The results of operations for the three-month periods ended April 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3: Interest and loan expense is net of interest income of $2,259,000 and $1,103,000 for the three-month periods ended April 30, 1995 and 1994, respectively. In addition, interest on construction in progress was capitalized in the amount of $939,000 and $719,000 for the three-month periods ended April 30, 1995 and 1994, respectively.

Note 4: If the FIFO method of inventory accounting had been used, inventories would have been $67,539,000 higher at April 30, 1995 and $64,976,000 higher at January 31, 1995.

Note 5: Stock options exercised consisted of 84,600 shares resulting in proceeds of $749,000 for the three-month period ended April 30, 1994. There were no stock options exercised in the three-month period ended April 30, 1995.

Note 6: Property is shown net of accumulated depreciation of $367,106,000 at April 30, 1995 and $344,438,000 at January 31, 1995.

Note  7:  Supplemental disclosures of cash flow information:

     Three months ended April 30   1995 1994

     Cash paid for interest (net of capitalized)  $ 15,555,000   $ 12,111,000
     Cash paid for income taxes    739,000   1,204,000

     Non-cash investing and financing activities:

     Common stock issued to ESOP   10,000,000     8,000,000
     Fixed assets acquired under capital lease    14,887,000     14,957,000
     Conversion of debt to common stock 2,230,000 10,000

Note 8: On January 23, 1995, the Board of Directors authorized the funding of the Fiscal 1994 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first quarter of Fiscal 1995, the Company issued 301,058 shares with a market value of $10.0 million. The remaining shares will be issued by the end of the third quarter.

Note 9: On January 10, 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement covering $500 million of "unallocated" debt or equity securities. The shelf registration enables the Company to issue common stock, preferred stock, senior unsecured debt securities or subordinated unsecured debt securities from time to time.

     On June 27, 1994, the Company sold 10,350,000 shares of common stock under the shelf registration discussed above. The Company received proceeds, net of the underwriting discount and other costs, of $315,697,000. The proceeds are being used to finance the Company's large store expansion program and for general corporate purposes.

Note 10: During the first quarter of Fiscal 1995, $2,531,000 principal of the Company's 3% Convertible Subordinated Notes were converted into 96,866 shares of the Company's common stock.

Note 11: Costs associated with the relocation and closing of stores during the three months ended April 30, 1995, which were recognized through the restructuring charge in Fiscal 1991, totaled $2,942,000. Comparable costs incurred during the three months ended April 30, 1994 were $4,684,000.

Note 12: Unearned Compensation - Restricted Stock Awards of $5,591,000 included in Shareholders' Equity on the balance sheet is the result of stock grants totaling 190,000 shares made to certain executives and directors. The amount is amortized to expense as earned over periods not exceeding seven years.

Note 13: Earnings per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from stock options. Earnings per common share - assuming full dilution reflects the potential dilutive effect of dilutive common share equivalents and the Company's 3% Convertible Subordinated Notes issued July 22, 1993. These notes are due July 22, 2003.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the financial statements and the financial statement footnotes included in this Form 10-Q.

     For the first quarter ended April 30, sales grew 17% to $1.635 billion, net earnings increased 14% to $58.9 million and earnings per share (fully diluted) were $.36 compared to $.34 in the comparable quarter of last year. Comparable store sales were up 2%. Factors impacting overall performance in the first quarter included higher interest rates, prolonged inclement weather, weaker demand for home construction materials and an economy which grew more slowly in the first quarter than it did in 1994.

     Sales in the first quarter were enhanced by the addition of 4.7 million square feet of retail selling space at new and existing locations since last year's first quarter. The Company experienced a significant amount of cold and wet weather in our trading areas during February and March in comparison to milder weather in 1994. This resulted in a sales mix that was strong in categories related to home interiors such as cabinets, interior paint, electrical and plumbing, and weak in categories related to exteriors, such as lumber, outdoor power equipment and bag goods. Included in the 17% sales increase is approximately 1% decrease due to changing prices. While we experienced deflation in lumber, there was enough inflation in other products to basically offset it.

     Gross margin was 25.82% of sales for the quarter ended April 30, 1995, versus 24.10% in last year's quarter. The increase in gross margin rate continues to reflect favorable changes in our product mix, although a more balanced exterior-interior product sales mix would have held down this increase.. The successful implementation of our Everyday Competitive Pricing strategy is increasing sales and margin dollars.

     Selling, general and administrative expenses (SG&A) were 16.23% of sales versus 14.75% in last year's quarter. Store salaries (excluding those in store opening costs) increased 27% compared to the 17% sales increase. Rising interest rates reduced credit card related income compared to last year causing an unfavorable variance of 32 basis points. Net advertising expenses rose 38%, producing a 22 basis point impact.

     For the quarter ended April 30, 1995, store opening costs were $8.6 million versus $7.4 million last year, representing costs associated with the opening of 13 stores this year (7 new and 6 relocated) compared to 11 stores in last year's third quarter (6 new and 5 relocated). Store opening costs averaged $735,000 per project in the first quarter of 1995 and these costs averaged $670,000 in the first quarter of 1994. Advertising and staff training investments have been enhanced.

     Depreciation was $33.0 million for the quarter ended April 30, 1995. This is an increase of 37% over the comparable period last year. The increase is due primarily to fixtures, displays and computer equipment for our store expansion program.

     Employee retirement plans expense increased 22% to $13.5 million for the three months ended April 30, 1995, due to a 25% increase in salaries offset by a lower percentage of employees qualifying for the plans.

     Interest expense increased $.9 million to $9.3 million for the three months ended April 30, 1995. The increase is primarily due to interest on capitalized building leases and other long term debt.

     The Company's effective income tax rate was 36.10% for the three months ended April 30, 1995, compared to 35.00% for the comparable three months last year. The current year's higher rates are due primarily to a higher effective state tax rate..


LIQUIDITY AND CAPITAL RESOURCES

     The uses of cash in the first three months have continued to lay the groundwork for successfully implementing our strategic plan. Merchandise inventory has increased $128.8 million, about 25% due to the increased merchandise assortments in our new and relocated stores and 75% due to seasonal increases in inventory. Real property has increased in line with the Company's strategic plan to continue expansion of sales floor square footage by relocating from older, smaller stores to larger stores and to expand into new markets. The Company's 1995 capital budget will range between $810 and $835 million, inclusive of $238 million in operating leases. Over 80% of this planned investment is for our store expansion program.

     Present plans are to finance our 1995 expansion through funds from operations, operating leases, issuance of about $40 million in common stock to our ESOP (see Note 8) and external financing. Financing in the first quarter came from net earnings and the sales of investments in our cash management program. At April 30, 1995, the Company had an uncommitted aggregate of $174 million available under a shelf registration statement filed with the Securities and Exchange Commission (see Note 9). In addition to these sources, the Company has available agreements for up to $146 million in lines of credit for issuing documentary and standby letters of credit. Another $235 million is available for the purpose of short-term borrowings on a bid basis from various banks. On April 10, 1995, the Company entered into a five year, $300 million revolving credit facility with a group of thirteen commercial banks to provide alternate liquidity for the Company's commercial paper program and for general corporate purposes.

     Lowe's ended the first quarter with 343 stores and 19.7 million square feet of retail selling space, a 31% increase over last April's selling space. Our expansion plans for 1995 envision about 50 to 55 new stores with about 65% in new markets and the balance relocations, for approximately 5.3 million square feet of incremental selling space. Approximately half the 1995 projects will be leased and half will be owned. Our first quarter expansion included 6 relocations, 7 new stores and 2 new contractor yards representing 1.1 million square feet of incremental retail space. We also closed 1 contractor yard.

     Also during the first quarter, both Moody's Investor Service and Standard and Poor raised the Company's securities ratings. Moody's raised its ratings as follows: Senior Unsecured Debt to A2 from A3; Subordinated Debt to A3 from Baa1; and Commercial Paper to Prime-1 from Prime-2. Standard and Poor raised its ratings as follows: Senior Unsecured Debt to A from A-; Subordinated Debt to A- from BBB+; and Commercial Paper to A-1 from A-2.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of April 30, 1995, and the related consolidated statements of current and retained earnings and cash flows for the three-month periods ended April 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 31, 1995, and the related consolidated statements of current and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
May 11, 1995


                                      -12-

Part II - OTHER INFORMATION

     6 (b) - Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended April 30, 1995.






SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LOWE'S COMPANIES, INC.


          June 13, 1995                  \s\    Richard D. Elledge
              Date                             Richard D. Elledge,
                                   Vice President and Chief Accounting Officer