Form 10-Q
period 1995-07-31
LOWES COMPANIES INC
filed 1995-09-14
CIK 60667

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1995
                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number     1-7898

                      LOWE'S COMPANIES, INC.
     (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                            56-0578072
  State  or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

          P.O. BOX 1111, NORTH WILKESBORO, N.C.  28656
            (Address of principal executive offices)
                           (Zip Code)

                         (910) 651-4000
      (Registrant's telephone number, including area code)

                              NONE
      (Former name,former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at August 31, 1995
Common Stock, $.50 par value                        160,593,516

                               13
                           TOTAL PAGES

                     LOWE'S COMPANIES, INC.

                           - INDEX -

PART I - Financial Information:                                 Page No.

   Consolidated Balance Sheets - July 31, 1995
   and January 31, 1995.                                            3

   Consolidated Statements of Current and
   Retained Earnings - three months and six months
   ended July 31, 1995 and 1994.                                    4

   Consolidated Statements of Cash Flows - six
   months ended July 31, 1995 and 1994.                             5

   Notes to Consolidated Financial Statements.                    6-7

   Management's Discussion and Analysis of Results
   of Operations and Financial Condition.                         8-9

   Independent Accountants' Report.                                10



PART II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders       11

Item 6 (a) - Exhibits.

   Exhibit 11 Computation of per share earnings                    12

Item 6 (b) - Reports on Form 8-K.                                  13

Consolidated Balance Sheets
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands


                                                    July 31,        January 31,
                                                      1995             1995
Assets

     Current assets:

     Cash and cash equivalents                     $    93,321      $  150,319
     Short-term investments                            122,560         118,155
     Accounts receivable - net                         146,932         109,214
     Merchandise inventory                           1,165,655       1,132,282
     Other assets                                       55,642          47,198

     Total current assets                            1,584,110       1,557,168

     Property, less accumulated depreciation         1,567,569       1,397,713
     Long-term investments                              42,461          83,459
     Other assets                                       59,799          67,652

     Total assets                                  $ 3,253,939      $3,105,992



Liabilities and Shareholders' Equity


     Current liabilities:

     Current maturities of long-term debt          $    30,741         $26,913
     Short-term notes payable                            1,856           1,903
     Accounts payable                                  597,254         675,436
     Employee retirement plans                          42,827          43,950
     Accrued salaries and wages                         52,845          63,356
     Other current liabilities                         173,054         134,334

     Total current liabilities                         898,577          45,892

     Long-term debt, excluding current maturities      714,923         681,184
     Deferred income taxes                              59,320          49,211
     Accrued store restructuring costs                   2,686           9,815

     Total liabilities                               1,675,506       1,686,102
     Shareholders' equity
     Common stock - $.50 par value;
            Issued and Outstanding
         July 31, 1995     160,451,886
         January 31, 1995  159,527,389                  80,226          79,764
     Capital in excess of par                          581,856         554,838
     Retained earnings                                 922,416         792,891
     Unearned compensation-restricted stock awards      (5,452)         (5,949)
     Unrealized loss on available-for-sale securities,
        net of income taxes of $330 at July 31, 1995
        and $886 at January 31, 1995                      (613)         (1,654)


     Total shareholders' equity                      1,578,433       1,419,890
     Total liabilities and
       shareholders' equity                        $ 3,253,939      $3,105,992

See accompanying notes to consolidated financial statements.

Consolidated Statements of Current and Retained Earnings
Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data

                                                  Quarter Ended                              Six Months Ended
                                       July 31, 1995        July 31,1994            July 31, 1995         July 31, 1994
Current Earnings                      Amount    Percent    Amount    Percent      Amount    Percent    Amount    Percent
Net sales                          $1,978,058   100.00   $1,647,019   100.00   $3,612,748   100.00   $3,044,027   100.00

Cost of sales                       1,484,486    75.05    1,243,459    75.50    2,697,066    74.65    2,303,759    75.68

Gross margin                          493,572    24.95      403,560    24.50      915,682    25.35      740,268    24.32

Expenses:

Selling, general and administrative   290,677    14.69      239,79     14.55      556,141   15.40      446,004    14.65

Store opening costs                    11,438     0.58       7,345      0.45       20,029    0.55       14,737     0.48

Depreciation                           35,811     1.81      26,174      1.59       68,781    1.90       50,162     1.65

Employee retirement plans              13,188     0.67      13,135      0.80       26,727    0.74       24,246     0.80

Interest                                8,929     0.45       7,345      0.45       18,259    0.51       15,728     0.52

Total expenses                        360,043    18.20     293,789     17.84      689,937   19.10      550,877    18.10

Pre-tax earnings                      133,529     6.75     109,771      6.66      225,745    6.25      189,391     6.22

Income tax provision                   48,522     2.45      38,420      2.33       81,812    2.27       66,287     2.18

Net earnings                       $   85,007     4.30   $  71,351      4.33     $143,933    3.98   $  123,104     4.04

Shares outstanding (weighted average) 160,432              152,576                160,350              150,417

Earnings per common & common
 equivalent share                        0.53                 0.47                   0.90                 0.82

Earnings per common share -
 assuming full dilution                  0.51                 0.45                   0.86                 0.79

Retained earnings

Balance at beginning of period     $  844,620           $  642,587             $  792,891           $  596,764
Net earnings                           85,007               71,351                143,933              123,104
Cash dividends                         (7,211)              (7,156)               (14,408)             (13,086)
Balance at end of period           $  922,416           $  706,782             $  922,416           $  706,782

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands

                                                                    For the sixmonths ended July 31
                                                                          1995            1994
Cash Flows From Operating Activities:
     Net Earnings                                                      $143,933       $ 123,104
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided By Operating Activities:
         Depreciation                                                    68,781          50,162
         Amortization of Original Issue Discount                          1,928           1,572
         Increase in Deferred Income Taxes                                9,287           5,610
         (Gain) Loss on Disposition/Writedown of Fixed and Other Assets  (1,041)          2,798
         Decrease (Increase) in Operating Assets:
            Accounts Receivable - Net                                   (37,718)        (49,161)
           Merchandise Inventory                                        (33,373)        (88,007)
           Other Operating Assets                                        (7,674)         34,280
         Increase (Decrease) in Operating Liabilities:
           Accounts Payable                                             (78,182)         48,863
           Employee Retirement Plans                                     23,877          20,996
           Accrued Store Restructuring                                   (5,715)         (4,348)
           Other Operating Liabilities                                   27,635          45,806
     Net Cash Provided by Operating Activities                          111,738         191,675

Cash Flows from Investing Activities:
     Decrease (Increase) in Investment Assets:
       Short-Term Investments(                                            1,046)       (150,452)
       Purchases of Long-Term Investments                               (16,299)        (13,800)
       Proceeds from Sale/Maturity of Long-Term Investments              55,156          11,368
       Other Long-Term Assets                                               540          (1,663)
     Fixed Assets Acquired                                             (203,269)       (161,051)
     Proceeds from the Sale of Fixed and Other Long-Term Assets          13,224           5,184
     Net Cash Used in Investing Activities                             (151,694)       (310,414)

Cash Flows from Financing Activities:
  Sources:
     Long-Term Debt Borrowings                                                              500
     Proceeds from Issuance of Common Stock                                             316,193
     Stock Options Exercised                                                 44             916
     Total Financing Sources                                                 44         317,609

  Uses:
     Repayment of Long-term Debt                                         (2,631)        (19,606)
     Net Decrease in Short-Term Borrowings                                  (47)           (329)
     Cash Dividend Payments                                             (14,408)         (5,929)
     Common Stock Purchased for Retirement                                                  (78)
     Total Financing Uses                                               (17,086)        (25,942)
     Net Cash Provided by (Used in) Financing Activities                (17,042)        291,667

  Net Increase (Decrease) in Cash and Cash Equivalents                  (56,998)        172,928
  Cash and Cash Equivalents, Beginning of Period                        150,319          73,253
  Cash and Cash Equivalents, End of Period                              $93,321       $ 246,181


See accompanying notes to consolidated financial statements.

         Lowe's Companies, Inc. and Subsidiary Companies
           Notes to Consolidated Financial Statements

Note  1:   The accompanying Consolidated Financial Statements
      (unaudited) have been reviewed by an independent Certified Public Accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of July 31, 1995, and the results of operations for the three-month and six-month periods ended July 31, 1995 and 1994, and the cash flows for the six-month periods ended July 31, 1995 and 1994.

Note  2:   The results of operations for the six-month periods
      ended July 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note  3:   The Company has a cash management program which
      provides for the investment of excess cash balances in financial instruments which have maturities of up to three years. Investments that are readily convertible to cash within three months of purchase are classified as cash equivalents. Investments with a maturity of between three months and one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term. Long-term investments were $42,461,000 and $83,459,000 at July 31, 1995 and
      January 31, 1995, respectively.

Note  4:   Net interest expense is composed of the following:

                                        Quarter ended         Six Months ended
                                          July 31,                July 31,
                                      1995       1994         1995       1994
      Long-term debt                 $8,692     $9,086      $17,581    $17,548
      Capitalized leases              3,684      1,424        6,992      2,606
      Short-term debt                   347         85          608        659
      Amortization of loan cost          70         76          140        154
      Short-term interest income     (2,906)    (2,444)      (5,165)    (3,638)
      Interest capitalized on
        construction in progress       (958)      (882)      (1,897)    (1,601)

      Net interest expense           $8,929     $7,345      $18,259    $15,728

Note  5:   If the FIFO method of inventory accounting had been
      used, inventories would have been $72,260,000 higher at July 31, 1995 and $64,976,000 higher at January 31, 1995.

Note  6:   Stock options exercised consisted of 4,000 and 26,200
      shares resulting in proceeds of $40,000 and $167,000 for the three-month periods ended July 31, 1995 and 1994, respectively, and 4,000 and 110,800 shares resulting in proceeds of $40,000 and $916,000 for the six-month periods ended July 31, 1995 and 1994, respectively.

Note  7:   Property is shown net of accumulated depreciation of
      $396,923,000 at July 31, 1995 and $344,438,000 at January
      31, 1995.

Note  8:   Supplemental disclosures of cash flow information:

      Six months ended July 31                          1995           1994

      Cash paid for interest (net of capitalized)  $ 25,778,000   $ 19,808,000
      Cash paid for income taxes                     52,643,000     52,996,000

      Non-cash investing and financing activities:

      Common stock issued to ESOP                    25,000,000     20,000,000
      Fixed assets acquired under capital lease      40,501,000     38,435,000
      Conversion of debt to common stock              2,230,000         10,000


Note  9:   On January 31, 1995, the Board of Directors
      authorized the funding of the Fiscal 1994 ESOP contribution primarily with the issuance of up to $40 million new shares of the Company's common stock with the remainder in cash. During the first half of Fiscal 1995, the Company issued 817,131 shares with a market value of $25.0 million. The remaining shares will be issued by the end of the third quarter.

Note 10: On January 10, 1994, the Company filed with the Securities and Exchange Commission a shelf registration statement covering $500 million of "unallocated" debt or equity securities. The shelf registration enables the Company to issue common stock, preferred stock, senior unsecured debt securities or subordinated unsecured debt securities from time to time.

      On June 27, 1994, the Company sold 10,350,000 shares of common stock under the shelf registration discussed above. The Company received proceeds, net of the underwriting discount and other costs, of $315,697,000. The proceeds are being used to finance the Company's large store expansion program and for general corporate purposes.

Note 11: During the first half of Fiscal 1995, $2,531,000 principal of the Company's 3% Convertible Subordinated
      Notes were converted into 96,866 shares of the Company's common stock.

Note 12: Costs associated with the relocation and closing of stores during the three months and six months ended July 31, 1995, which were recognized through the restructuring charge in Fiscal 1991, totaled $6,367,000 and $9,309,000, respectively. Comparable costs incurred during the three months and six months ended July 31, 1994 were $6,176,000 and $10,860,000, respectively.

Note 13: Unearned Compensation - Restricted Stock Awards of $5,452,000 included in Shareholders' Equity on the balance sheet is the result of stock grants totaling 190,000 shares made to certain executives and directors. The amount is being amortized as earned over periods not exceeding seven years.

Note 14: Earnings per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from stock options. Earnings per common share - assuming full dilution reflects the potential dilutive effect of dilutive common share equivalents and the Company's 3% Convertible Subordinated Notes issued July 22, 1993. These notes are due July 22, 2003.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   This  discussion  should  be  read  in  conjunction  with  the
financial   statements  and  the  financial  statement  footnotes
included in this Form 10-Q.

   For the quarter ended July 31, 1995, the Company reported record second quarter sales and earnings. Sales grew 20% to $1.978 billion, net earnings increased 19% to $85.0 million and earnings per share (fully diluted) were $.51 compared to $.45 in the comparable quarter of last year. Comparable store sales were up 4%. For the six months ended July 31, 1995, sales grew 19% to $3.613 billion, net earnings increased 17% to $143.9 million and earnings per share (fully diluted) were $.86 compared to $.79 in the comparable period of last year. Comparable store sales were up 3% year to date.

   Sales  in the second quarter were enhanced by the addition  of
5.1 million square feet of retail selling space at new and existing locations since last year's second quarter. Significant sales gains came in yard, patio and garden, tools, kitchen cabinets and appliances, home decor, lighting, bathrooms, home water systems, heating/cooling and home care/safety. Included in the 20% sales increase is approximately 2% decrease due to changing prices. While we experienced deflation in lumber, there was enough inflation in other products to nearly offset it.

  Gross margin was 24.95% of sales for the quarter ended July 31, 1995, versus 24.50% in last year's quarter. The increase in gross margin rate continues to reflect both the continuing shift in business from contractor to retail and favorable changes in our product mix. Gross margin for the six months ended July 31, 1995, was 25.35% versus 24.32% last year.

  Selling, general and administrative expenses (SG&A) were 14.69% of sales in the second quarter versus 14.55% in last year's quarter. SG&A increased 21% compared to a 20% sales increase in the quarter. Store salaries (excluding those in store opening costs) increased 20%. For the six months ended July 31, 1995, SG&A was 15.40% of sales versus 14.65% for the comparable period last year.

   For the quarter ended July 31, 1995, store opening costs were $11.4 million versus $7.3 million last year, representing costs associated with the opening of 13 stores this year (10 new and 3 relocated) compared to 10 stores in last year's second quarter (7 new and 3 relocated). Store opening costs averaged $821,000 per project in the second quarter of 1995. Advertising and staff training investments have been enhanced. For the six months ended July 31, 1995, store opening costs were $20.0 million versus $14.7 million last year, representing costs associated with the opening of 26 stores this year (17 new and 9 relocated) compared to 21 stores in the comparable period last year (13 new and 8 relocated).

   Depreciation was $35.8 million for the quarter ended July 31, 1995 and $68.8 million for the six months ended July 31, 1995, increases of 37% over the comparable periods last year. The increases are due primarily to fixtures, displays and computer equipment for our store expansion program.

   Employee  retirement plans expense was $13.2 million  for  the three  months ended July 31, 1995, flat compared to  last  year's
quarter.   For  the  six  months ended July  31,  1995,  employee
retirement plans expense was up 10% to $26.7 million.

   Interest expense increased $2.5 million to $18.3 million for the six months ended July 31, 1995. This is the result of an increase of $.9 million in the first quarter and an increase of $1.6 million in the second quarter. The increase is primarily due to interest on capitalized building leases.

   The Company's effective income tax rate was 36.34% for the three months ended July 31, 1995, compared to 35.00% for the comparable three months last year. The effective rate was 36.24% versus 35.00% for the six months ended July 31, 1995 and 1994, respectively. The current year's higher rates are due primarily to a higher effective state tax rate.


LIQUIDITY AND CAPITAL RESOURCES

   The uses of cash in the first six months have continued to lay the groundwork for successfully implementing our strategic plan. Merchandise inventory has increased $33.4 million. Real property has increased in line with the Company's strategic plan to continue expansion of sales floor square footage by relocating from older, smaller stores to larger stores and to expand into new markets. The Company's 1995 capital budget will range between $810 and $835 million, inclusive of $238 million in operating leases. Over 80% of this planned investment is for our store expansion program.

   Present plans are to finance our 1995 expansion through funds from operations, operating leases, issuance of about $40 million in common stock to our ESOP (see Note 9) and external financing. Financing in the first six months came from net earnings and the sales of investments in our cash management program. At July 31, 1995, the Company had an uncommitted aggregate of $174 million available under a shelf registration statement filed with the Securities and Exchange Commission (see Note 10). In addition to these sources, the Company has available agreements for up to $146 million in lines of credit for issuing documentary and standby letters of credit. Another $235 million is available for the purpose of short-term borrowings on a bid basis from various banks. On April 10, 1995, the Company entered into a five year, $300 million revolving credit facility with a group of thirteen commercial banks to provide alternate liquidity for the Company's commercial paper program and for general corporate purposes.

   Lowe's ended the second quarter with 353 stores and 21.1 million square feet of retail selling space, a 32% increase over last July's selling space. Our expansion plans for 1995 envision about 55 new stores with about 65% in new markets and the balance relocations, for approximately 5.5 million square feet of incremental selling space. Approximately half the 1995 projects will be leased and half will be owned. Our first half expansion included 9 relocations, 17 new stores and 2 new contractor yards representing 2.5 million square feet of incremental retail space. We also closed 1 contractor yard. Our expansion plans for the remainder of Fiscal 1995 include 9 relocations and 20 new stores in new markets.

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

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as ofJuly 31, 1995, and the related consolidated statements of current and retained earnings for the three-month and six-month periods ended July 31, 1995 and 1994, and cash flows for the six-month periods ended July 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
August 11, 1995

Part II - OTHER INFORMATION

 Item 4 - Submission of Matters to a Vote of Security Holders.

   (a)-The  annual  meeting of shareholders  was   held  May  26,
   1995.

   (b)-Directors  elected  at the meeting:   Gordon  E.  Cadwgan,
       Petro Kulynych, Russell B. Long, and Robert L. Tillman. -Incumbent Directors whose terms expire in subsequent years
      are:   William  A.  Andres, John M.  Belk,  Carol  A.  Farmer,
      Leonard G. Herring, Robert G. Schwartz, Robert L. Strickland.

   (c)-The matters voted upon at the meeting and the results of the voting were as follows:

     (1) Election of Class II Directors:    FOR         WITHHELD
           Gordon E. Cadwgan            137,376,136     578,209
           Petro Kulynych               137,590,740     363,605
           Rusell B. Long               137,408,944     545,401
           Robert L. Tillman            137,294,856     659,489

   (2)  Proposal to approve the appointment of Deloitte &  Touche
   as   the  independent  certified  public  accountants  of  the
   company: For 137,539,477, Against 148,341, Abstain 266,527.

   (3)    Shareholder  proposal  to  declassify  the   Board   of
   Directors   for  the  purpose  of  Director  elections:    For
   52,678,859, Against 70,406,661, Abstain 1,155,911



                              -13-

Part II - OTHER INFORMATION

Item 6 (b) - Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended July 31, 1995.






                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LOWE'S COMPANIES, INC.





   September 13, 1995          \s\ Richard D. Elledge
        Date                       Richard D. Elledge,
                             Vice President and Chief Accounting Officer