Form 10-Q
period 1995-10-31
LOWES COMPANIES INC
filed 1995-12-13
CIK 60667

-1-

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1995
OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number     1-7898

                                 LOWE'S COMPANIES, INC.
                (Exact name of registrant as specified in its charter)

                 NORTH CAROLINA                       56-0578072
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)

                       PO BOX 1111, NORTH WILKESBORO, NC  28656
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at November 30, 1995
Common Stock, $.50 par value                           160,807,046

                                       20
                                  TOTAL PAGES


                                      -2-



                               LOWE'S COMPANIES, INC.


                                   - INDEX -


PART I - Financial Information:                               Page No.

        Consolidated Balance Sheets - October 31, 1995
        and January 31, 1995.                                     3

        Consolidated Statements of Current and
        Retained Earnings - three months and nine months
        ended October 31, 1995 and 1994.                          4

        Consolidated Statements of Cash Flows - nine
        months ended October 31, 1995 and 1994.                   5

        Notes to Consolidated Financial Statements.             6-8

        Management's Discussion and Analysis of Results
        of Operations and Financial Condition.                 9-10

        Independent Accountants' Report.                         11



PART II - Other Information                                     12

Item 6 (a) - Exhibits.

Item 6 (b) - Reports on Form 8-K.


EXHIBIT INDEX                                                    13

        Exhibit 10   Release and Separation Agreement dated
                       November 9, 1995, between the Company
                       and Harry B. Underwood II              14-19

        Exhibit 11     Computation of per share earnings         20






Consolidated Balance Sheets
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands

                                                        October 31,         January 31,
                                                            1995                1995
Assets


     Current assets:

     Cash and cash equivalents                              $47,179            $150,319
     Short-term investments                                  95,906             118,155
     Accounts receivable - net                              144,317             109,214
     Merchandise inventory                                1,364,544           1,132,282
     Other assets                                            53,556              47,198
                                                        ____________        ____________

     Total current assets                                 1,705,502           1,557,168

     Property, less accumulated depreciation              1,723,434           1,397,713
     Long-term investments                                   42,641              83,459
     Other assets                                            52,021              67,652
                                                        ____________        ____________

     Total assets                                        $3,523,598          $3,105,992



Liabilities and Shareholders' Equity


     Current liabilities:

     Current maturities of long-term debt                   $13,636             $26,913
     Short-term notes payable                                91,853               1,903
     Accounts payable                                       713,945             675,436
     Employee retirement plans                               38,779              43,950
     Accrued salaries and wages                              51,808              63,356
     Other current liabilities                              172,174             134,334
                                                        ____________        ____________

     Total current liabilities                            1,082,195             945,892

     Long-term debt, excluding current maturities           748,886             681,184
     Deferred income taxes                                   65,620              49,211
     Accrued store restructuring costs                          151               9,815
                                                        ____________        ____________

     Total liabilities                                    1,896,852           1,686,102
                                                        ____________        ____________
     Shareholders' equity
     Common stock - $.50 par value;
            Issued and Outstanding
         October 31, 199160807046
         January 31, 199159527389                            80,389              79,764
     Capital in excess of par                               593,571             554,838
     Retained earnings                                      958,304             792,891
     Unearned compensation-restricted stock awards           (4,757)             (5,949)
     Unrealized loss on available-for-sale securities,
        net of income taxes of $481 at October 31, 1995
        and $886 at January 31, 1995                           (761)             (1,654)


     Total shareholders' equity                           1,626,746           1,419,890
                                                        ____________        ____________
     Total liabilities and
       shareholders' equity                              $3,523,598          $3,105,992



See accompanying notes to consolidated financial statements.

Consolidated Statements of Current and Retained Earnings
Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data

                                                Quarter Ended                     Nine Months Ended
                                    October 31, 1995     October 31, 1994     October 31,1995    October 31, 1994
Current Earnings                     Amount  Percent     Amount   Percent     Amount   Percent    Amount   Percent
Net sales                         $1,765,992   100.00 $1,579,005   100.00  $5,378,740   100.00 $4,623,032   100.00

Cost of sales                      1,337,049    75.71  1,197,859    75.86   4,034,115    75.00  3,501,618    75.74

Gross margin                         428,943    24.29    381,146    24.14   1,344,625    25.00  1,121,414    24.26

Expenses:

Selling, general
 and administrative                  284,828    16.13    239,190    15.15     840,969    15.63    685,196    14.82

Store opening costs                   16,322     0.92     10,628     0.67      36,351     0.68     25,366     0.55

Depreciation                          38,867     2.20     28,661     1.82     107,648     2.00     78,824     1.71

Employee retirement plans             11,574     0.66     13,265     0.84      38,301     0.71     37,507     0.81

Interest                               9,145     0.52      5,852     0.37      27,404     0.51     21,580     0.47

Total expenses                       360,736    20.43    297,596    18.85   1,050,673    19.53    848,473    18.36

Pre-tax earnings                      68,207     3.86     83,550     5.29     293,952     5.47    272,941     5.90

Income tax provision                  24,288     1.37     29,359     1.86     106,100     1.98     95,646     2.06

Net earnings                         $43,919     2.49    $54,191     3.43    $187,852     3.49   $177,295     3.84

Shares outstanding
  (weighted average)                 160,766             159,399              160,308             153,439

Earnings per common & common
 equivalent share                      $0.27               $0.34                $1.17               $1.16

Earnings per common share -
 assuming full dilution                $0.27               $0.33                $1.13               $1.11

Retained earnings

Balance at beginning of period      $922,416            $706,782             $792,891            $596,763
Net earnings                          43,919              54,191              187,852             177,295
Cash dividends                        (8,031)             (7,172)             (22,439)            (20,257)
Balance at end of period            $958,304            $753,801             $958,304            $753,801



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands

                                                                               For the nine months
                                                                               ended October 31,
                                                                                  1995        1994
Cash Flows From Operating Activities:
     Net Earnings                                                                $187,852    $177,295
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided By Operating Activities:
         Depreciation                                                             107,648      78,824
         Amortization of Original Issue Discount                                    2,756       2,399
         Increase in Deferred Income Taxes                                         15,130       8,425
         (Gain) Loss on Disposition/Writedown of Fixed and Other Assets            (1,389)      3,635
         Decrease (Increase) in Operating Assets:
           Accounts Receivable - Net                                              (35,103)   (117,426)
           Merchandise Inventory                                                 (232,262)   (186,308)
           Other Operating Assets                                                  (5,377)     33,696
         Increase (Decrease) in Operating Liabilities:
           Accounts Payable                                                        38,509     129,853
           Employee Retirement Plans                                               32,048      30,503
           Accrued Store Restructuring                                             (7,180)     (7,281)
           Other Operating Liabilities                                             26,828      53,968
     Net Cash Provided by Operating Activities                                    129,460     207,583

Cash Flows from Investing Activities:
     Decrease (Increase) in Investment Assets:
       Short-Term Investments                                                      30,763    (212,043)
       Purchases of Long-Term Investments                                         (24,388)    (19,519)
       Proceeds from Sale/Maturity of Long-Term Investments                        58,065      15,304
       Other Long-Term Assets                                                      (1,092)     (2,358)
     Fixed Assets Acquired                                                       (359,394)   (257,578)
     Proceeds from the Sale of Fixed and Other Long-Term Assets                    19,222      11,640
     Net Cash Used in Investing Activities                                       (276,824)   (464,554)

Cash Flows from Financing Activities:
  Sources:
     Long-Term Debt Borrowings                                                          0         500
     Net Increase in Short-Term Borrowings                                         89,950
     Proceeds from Issuance of Common Stock                                             0     315,814
     Stock Options Exercised                                                           44         961
     Total Financing Sources                                                       89,994     317,275

  Uses:
     Repayment of Long-term Debt                                                  (23,331)    (39,086)
     Net Decrease in Short-Term Borrowings                                                       (363)
     Cash Dividend Payments                                                       (22,439)    (20,257)
     Common Stock Purchased for Retirement                                                        (79)
     Total Financing Uses                                                         (45,770)    (59,785)
     Net Cash Provided by Financing Activities                                     44,224     257,490

  Net Increase (Decrease) in Cash and Cash Equivalents                           (103,140)        519
  Cash and Cash Equivalents, Beginning of Period                                  150,319      73,253
  Cash and Cash Equivalents, End of Period                                        $47,179     $73,772


See accompanying notes to consolidated financial statements.
</TABLE





Lowe's Companies, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

Note  1:	The accompanying Consolidated Financial Statements (unaudited)
have been reviewed by an independent Certified Public Accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 31, 1995, and the results of operations for the three-month and nine-month periods ended October 31, 1995 and 1994, and the cash flows for the nine-month periods ended October 31, 1995 and 1994.

Note  2:	The results of operations for the nine-month periods ended
October 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note  3:	The Company has a cash management program which provides for the investment of excess cash balances in financial instruments which have maturities of up to three years. Investments that are readily convertible to cash within three months of purchase are classified as cash equivalents.
Investments with a maturity of between three months and one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term.  Long-term investments were $42,641,000 and $83,459,000 at October 31, 1995 and January 31, 1995, respectively.

Note  4:	Net interest expense is composed of the following:

                                   Quarter ended         Nine Months ended
                                     October 31,           October 31,
                                    1995    1994         1995       1994
      Long-term debt               $8,841   $9,474      $26,351    $26,958
      Capitalized leases            4,277    1,916       11,339      4,523
      Short-term debt                 892      141        1,500        801
      Amortization of loan cost        70       70          211        225
      Short-term interest income   (2,891)  (4,481)      (8,056)    (8,058)
      Interest capitalized on
        construction in progress   (2,044)  (1,268)      (3,941)    (2,869)

      Net interest expense         $9,145   $5,852      $27,404    $21,580

Note  5:	If the FIFO method of inventory accounting had been used,
inventories would have been $75,272,000 higher at October 31, 1995 and
$64,976,000 higher at January 31, 1995.

Note  6:	Stock options exercised consisted of 7,000 shares resulting in proceeds of $45,000 for the three-month period ended October 31, 1994, and
4,000 and 117,800 shares resulting in proceeds of $44,000 and $961,000 for t he nine-month periods ended October 31, 1995 and 1994, respectively. There were no stock options exercised in the three-month period ended October 31,
1995.

Note  7:	Property is shown net of accumulated depreciation of $427,674,000 at October 31, 1995 and $344,438,000 at January 31, 1995.

Note  8:	Supplemental disclosures of cash flow information:

     Nine months ended October 31              1995                1994

     Cash paid for interest
       (net of capitalized)              $ 42,502,000	        $ 33,667,000
     Cash paid for income taxes            76,373,000           83,136,000

     Non-cash investing and financing activities:

     Common stock issued to ESOP           37,219,000          	31,729,000
     Fixed assets acquired under
       capital lease                       77,232,000          	48,795,000
     Common stock issued to executives
       and directors                                             2,981,000
     Conversion of debt to common stock     2,231,000              217,000

Note  9:	On January 31, 1995, the Board of Directors authorized the funding of the Fiscal 1994 ESOP contribution primarily with the issuance of new shares of the Company's common stock.  During the first three quarters of Fiscal
1995, the Company issued 1,182,253 shares with a market value of $37.2 million.

Note  10:	On January 10, 1994, the Company filed with the Securities and
Exchange Commission a shelf registration statement covering $500 million of
"unallocated" debt or equity securities.  The shelf registration enables the company to issue common stock, preferred stock, senior unsecured debt securities or subordinated unsecured debt securities from time to time.

	On June 27, 1994, the Company sold 10,350,000 shares of common stock under the shelf registration discussed above. The Company received proceeds, net of the underwriting discount and other costs, of $315,814,000. An additional $117,000 in offering expenses were paid in the quarter ended
January 31, 1995 and were netted against the proceeds of the offering. The proceeds are being used to finance the Company's large store expansion program and for general corporate purposes.

Note 11:	During the first three quarters of Fiscal 1995, $2,532,000
 principal of the Company's 3% Convertible Subordinated Notes were converted into 96,904 shares of the Company's common stock.

Note 12:	Costs associated with the relocation and closing of stores during the three months and nine months ended October 31, 1995, which were recognized through the restructuring charge in Fiscal 1991, totaled $3,462,000 and
$12,771,000.  Comparable costs incurred during the three months and nine months ended October 31, 1994 were $4,990,000 and $15,850,000, respectively.

Note 13:	Unearned Compensation - Restricted Stock Awards of $4,757,000
included in Shareholders' Equity on the balance sheet is the result of stock grants totaling 190,000 shares made to certain executives and directors.  The amount is being amortized as earned over periods not exceeding seven years.


                                     -8-

Note 14:	Earnings per common and common equivalent share is computed based
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

	For the quarter ended October 31, 1995, the Company reported third quarter sales growth of 12% to $1.766 billion, but regretfully an earnings decline to $43.9 million, the first one since the fourth quarter of 1991. Earnings per share (fully diluted) were $.27 compared to $.33 in the comparable quarter last year. For the nine months ended October 31, 1995, sales grew 16% to $5.379 billion, net earnings increased 6% to $187.9 million and earnings per share (fully diluted) were $1.13 compared to $1.11 in the comparable period of last year. Comparable store sales declined 3.6% quarter to date and increased
 .7% year to date.

	Sales in the third quarter were hindered by a softening in consumer demand.
An analysis of product sales shows that consumers are in a currently cautious mood.  Their emphasis is on just "fixing", rather than "fixing up" in a major way.  Also, there are major variations of economic strength state by state.
Overall, deflation caused a 2% decrease in total sales.  The most significant deflation came in lumber/building materials but prices in electronics, tools and major appliances were lower also.

	Gross margin was 24.29% of sales for the quarter ended October 31, 1995, versus 24.14% in last year's quarter. Gross margin for the nine months ended
October 31, 1995, was 25.00% versus 24.26% last year. The modest increase in gross margin rate continues to reflect favorable changes in our product mix as well as the continuing shift in business from contractor to retail.

	Selling, general and administrative expenses (SG&A) were 16.13% of sales in the third quarter versus 15.15% in last year's quarter. SG&A increased 19%
compared to a 12% sales gain in the quarter.  There was a 17% store salary increase (excluding those in store opening costs).  For the nine months ended
October 31, 1995, SG&A was 15.63% of sales versus 14.82% for the comparable period last year.  The overall increase in expenses as a percentage of sales is due to the effect of lower comparable store sales and expenses related to the Company's continued investment in new stores.

	For the quarter ended October 31, 1995, store opening costs were $16.3 million versus $10.6 million last year, representing costs associated with the opening of 16 stores this quarter (10 new and 6 relocated) compared to 10 stores in last year's third quarter (3 new and 7 relocated). Advertising and staff training investments have been enhanced. For the nine months ended
October 31, 1995, store opening costs were $36.4 million versus $25.4 million last year, representing costs associated with the opening of 42 stores this year (27 new and 15 relocated) compared to 31 stores in the comparable period last year (16 new and 15 relocated).

	Depreciation was $38.9 million for the quarter ended October 31, 1995 and $107.6 million for the nine months ended October 31, 1995, increases of 36% and 37%, respectively, over the comparable periods last year. The increases are due primarily to buildings, fixtures, displays and computer equipment for our store expansion program.

	Employee retirement plans expense was $11.6 million for the three months
ended October 31, 1995, a 13% decrease compared to last year's quarter.   For
the  nine  months  ended October 31,


1995, employee retirement plans expense was up by only 2% to $38.3 million.
The decrease during the quarter and only modest increase for the nine month period is due to an increase in new employees who are not yet eligible for the Employee Stock Ownership Plan which is funded totally by the Company.

	Interest expense increased $5.8 million to $27.4 million for the nine months ended October 31, 1995. This is the result of an increase of $.9 million in the first quarter, an increase of $1.6 million in the second quarter and an increase of $3.3 million in the third quarter. The increase is primarily due to interest on capitalized building leases.

	The Company's effective income tax rate was 35.61% for the three months ended October 31, 1995, compared to 35.14% for the comparable three months last year. The effective rate was 36.09% versus 35.04% for the nine months ended October 31, 1995 and 1994, respectively. The current year's higher rates are due primarily to a higher effective state tax rate.


LIQUIDITY AND CAPITAL RESOURCES

	The uses of cash in the first nine months have continued to lay the groundwork for successfully implementing our strategic plan. Merchandise inventory has increased $232.3 million. Real property has increased in line with the Company's strategic plan to continue expansion of sales floor square footage by relocating from older, smaller stores to larger stores and to expand into new markets.

	Our 1995 expansion has been financed through funds from operations, operating leases, issuance of about $40 million in common stock to our ESOP
(see Note 9) and external financing. Financing in the first nine months came from net earnings, short-term borrowings and sales of investments in our cash management program. At October 31, 1995, the Company had an aggregate of $174 million available under a shelf registration statement filed with the Securities and Exchange Commission (see Note 10). In addition to these sources, the Company has available agreements for up to $155 million in lines of credit for issuing documentary and standby letters of credit. Another $120 million is available for the purpose of short-term borrowings on a bid basis from various banks. On April 10, 1995, the Company entered into a five year, $300 million revolving credit facility with a group of thirteen commercial banks to provide alternate liquidity for the Company's commercial paper program and for general corporate purposes. On September 26, 1995, the Company effectuated a separate, short-term revolving credit and security agreement not to exceed $100 million and borrowed $90 million.

	Lowe's ended the third quarter with 362 stores and 22.8 million square feet of retail selling space, a 36% increase over last October's selling space. Our first nine months' expansion included 15 relocations, 27 new stores and 2 new contractor yards representing 4.2 million square feet of incremental retail space. We also closed 2 contractor yards and 1 store.  Our expansion plans for the remainder of 1995 include 10 new stores in new markets and 3 relocations, for approximately 1.7 million square feet of incremental selling space.
Approximately half the 1995 projects have been or will be leased and the other half owned.

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


INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's
Companies, Inc. and subsidiary companies as of October 31, 1995, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods ended October 31, 1995 and 1994, and cash flows for the nine-month periods ended October 31, 1995 and 1994.
These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
November 10, 1995




Part II - OTHER INFORMATION

Item 6 (a) - Exhibits

      Exhibit 10  -  Release and Separation Agreement dated November 9, 1995, between the Company and Harry B. Underwood  II

      Exhibit 11  -  Computation of per share earnings


Item 6 (b) - Reports on Form 8-K

	There were no reports filed on Form 8-K during the quarter ended
October 31, 1995.






                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LOWE'S COMPANIES, INC.



        December 13, 1995            \s\    Richard D. Elledge
Date   __________________        ___________________________________________
                                            Richard D. Elledge,
                                 Vice President and Chief Accounting Officer


                            EXHIBIT INDEX


Exhibit No.     Description                                  Page No.


    10          Release and Separation Agreement dated
                  November 9, 1995, between the Company
                  and Harry B. Underwood  II                  14-19

    11          Computation of per share earnings                20


