Form 10-K
period 1996-01-31
LOWES COMPANIES INC
filed 1996-04-29
CIK 60667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended January 31, 1996
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

State the aggregate market value of the voting stock held by non-affiliates of
the registrant as of April 8, 1996:   $4,465,187,258.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at April 8, 1996:
161,232,836 shares.



Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended January 31, 1996:
Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended January 31, 1996 is not to be deemed filed as part of this report. Proxy Statement for Annual Meeting filed by April 16, 1996: Part III.

Part I

Item 1 - Business

          Reference is made to the back cover and to pages 4 through 16 of the Annual Report to Security Holders for fiscal year ended January 31,1996.

Item 2 - Properties

          At January 31, 1996, the Company operated 365 stores with a total of
          23.9 million square feet of selling space. Since 1989, the Company has been implementing a store expansion strategy to transform the Company from a chain of small stores into a chain of destination home improvement superstores. The current prototype large store is an 100,000 square foot sales floor unit for smaller markets and a 114,000 square foot sales floor unit for medium and larger markets, each with a lawn and garden center comprising approximately 30,000 additional square feet. The Company also operates three distribution centers and eleven smaller support facilities, four of which are reload centers only.

          Reference is also made to the map and table on the inside front cover and to notes 1, 4, 6 and 13 on pages 23, 24, 25 and 30 of the Annual Report to Security Holders for fiscal year ended January 31, 1996.

Item 3 - Legal Proceedings

          Reference is made to Note 14 on page 30 of the Annual Report to Security Holders for fiscal year ended January 31, 1996.

Item 4 - Submission of Matters to a Vote of Security Holders

          Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 1996.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.




PART I

EXECUTIVE OFFICERS OF THE REGISTRANT

Leonard G. Herring, 68
     President and Chief Executive Officer since 1978.

Robert L. Strickland, 65
     Chairman of the Board since 1978.

Gregory M Bridgeford, 41
Senior Vice President and General Merchandise Manager since 1996; Vice President and General Merchandise Manager, 1994 - 1996; Vice President - Merchandising, 1989 - 1994.

J. Gregory Dodge, 48
     Senior Vice President - Real Estate/Engineering and Construction since 1994; Vice President, Sudberry Properties, Inc., 1988 - 1994.

Richard D. Elledge, 54
     Senior Vice President (Chief Accounting Officer) since 1996; Vice President (Chief Accounting Officer), 1981 - 1994; Assistant Secretary since 1991.

Lee Herring, 42
     Senior Vice President - Logistics since 1996; Vice President - Logistics, 1993 - 1996 Vice President - Merchandising, 1985 - 1993.

William L. Irons, 52
     Senior Vice President - Management Information Services since 1992; Partner, Ernst & Young, 1987 - 1992.

W. Cliff Oxford, 44
     Senior Vice President - Corporate and Human Development since 1996; Senior Vice President - Corporate Relations, 1994 - 1996; Vice President
     - Corporate Relations, 1984 - 1994.

Dale C. Pond, 50
Senior Vice President - Marketing since 1993; Senior Vice President, Marketing and New Business Development, Home Quarters Warehouse, Inc., 1991 - 1993.

Larry D. Stone, 44
Executive Vice President - Store Operations since 1996; Senior Vice President - Sales Operations, 1995 - 1996; Vice President - General Merchandising, 1992 - 1995; Vice President - Store Merchandising, 1989 - 1992.

Robert L. Tillman, 52
     Senior Executive Vice President and Chief Operating Officer since 1994; Executive Vice President - Merchandising, 1991-1994; Senior Vice President - Merchandising, 1989-1991.

William C. Warden, Jr., 43
     Executive Vice President - General Counsel, Secretary and Chief Administrative Officer since 1996; Senior Vice President, General Counsel and Secretary, 1993 - 1996; Assistant Secretary 1985 - 1993; Partner, McElwee, McElwee & Warden which served as General Counsel for the Company, 1979 - 1993.

Gregory J. Wessling, 44
Senior Vice President and General Merchandise Manager since 1996; Vice President and General Merchandise Manager, 1994 - 1996; Vice President - Merchandising, 1989 - 1994.

Part II

Item 5 -	Market for the Registrant's Common Stock and Related Security Holder
         Matters.

         The principal market for trading in Lowe's common stock is the New York Stock Exchange, Inc. (NYSE). Lowe's common stock is also listed on the Pacific Exchange in the United States and the Stock Exchange in London. The ticker symbol for Lowe's is LOW. As of January 31, 1996, there were 11,299 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 32 of the Annual Report to Security Holders for fiscal year ended January 31, 1996 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape, and the dividends per share declared on the common stock during such periods, as adjusted for a 2-for-1 stock split to shareholders of record on March 16, 1994. The Company is party to certain agreements which may limit its ability to declare dividends under certain circumstances. See Note 6 on page 25 of the Annual Report to Security Holders for fiscal year ended January 31, 1996.

         Reference is also made to notes 11 and 12 on pages 28 and 29 of the Annual Report to Security Holders for fiscal year ended January 31, 1996.

Item 6 -Selected Financial Data

         Reference is made to page 31 of the Annual Report to Security Holders for fiscal year ended January 31, 1996.

Item 7 -	Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 19 of the Annual Report to Security Holders for fiscal year ended January 31, 1996.

Item 8 -	Financial Statements and Supplementary Data

         Reference is made to the "Independent Auditors' Report" on page 16 and to the financial statements and notes thereto on pages 20 through 31, and to the "Selected Quarterly Data" on page 31 of the Annual Report to Security Holders for fiscal year ended January 31, 1996.

Item 9 -	Disagreements on Accounting and Financial Disclosure

         Not applicable.


Part III

Item 10 -	Directors and Executive Officers of the Registrant

         Reference is made to "Lowe's Board of Directors" on pages 34 and 35 of the Annual Report to Security Holders for fiscal year ended January 31, 1996, and to Part I - Executive Officers of the Registrant.

Item 11 -	Executive Compensation

         Reference is made to "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which was filed, pursuant to regulation 14A with the SEC on April 16, 1996, and is hereby incorporated by reference.

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

     The Management Bonus Program is the final component of the 1994 Incentive Plan. The Management Bonus Program provides bonus opportunities which can be earned upon achievement by the Company of preset annual financial goals. No bonuses are paid if performance is below the threshold level of corporate profitability. Additional bonus amounts are earned on a proportionate scale up to 100% of the stated bonus opportunity if the preset financial goals are met. Maximum bonuses were paid for the fiscal years ended January 31, 1994 and January 31, 1995, because the Company's financial results exceeded the preset performance goals. A partial bonus equal to 25.669% of the basic bonus opportunity was paid for the year ended January 31, 1996, because financial results exceeded the minimum performance threshold but were below the goals established for full bonus payment.


Benefit Restoration Plan

     The Benefit Restoration Plan was adopted by the Company in May 1990, to provide qualifying executives with benefits equivalent to those received by all other employees under the Company's basic qualified employee benefit plans. Qualifying executives are those executives whose annual additions and other benefits, as normally provided to all participants under those qualified plans, would be curtailed by the effect of Internal Revenue Code restrictions,and who are selected by the Committee to participate in the Plan. The Benefit Restoration Plan benefits are determined annually. Participating executives may elect annually to defer benefits or to receive a current cash payment.

Other Compensation

     The Company's Executive Officers participate in the various qualified and non-qualified employee benefit plans sponsored by the Company. The Company makes only nominal use of perquisites in compensating its Executive Officers.


Item 12 -	Security Ownership of Certain Beneficial Owners and Management

     Reference is made to "Security Ownership of Certain Beneficial Owners and Management" included in the definitive Proxy Statement which was filed pursuant to regulation 14A, with the SEC on April 16, 1996, and is hereby incorporated by reference.

Item 13 -	Certain Relationships and Related Transactions

Reference is made to "Information About the Board of Directors and Committees of the Board", "Certain Relationships and Related Transactions" included in the definitive Proxy Statement which was filed, pursuant to regulation 14A, with the SEC on April 16, 1996, and is hereby incorporated by reference.


Part IV

Item 14 -	Exhibits, Financial Statement Schedules and Reports on Form 8-K

     a)   1.  Financial Statements
              Reference is made to the following items and page numbers appearing in the Annual Report to Security Holders for fiscal year ended January 31, 1996:

                                           Pages
              Independent Auditors' Report                                  16

Consolidated Statements of Current and Retained Earnings
for each of the fiscal years in the three year period
ended January 31, 1996                                        20

              Consolidated Balance Sheets at January 31, 1996, 1995
              and 1994                                                      21

              Consolidated Statements of Cash Flows for each of the
              fiscal years in the three-year period ended
              January 31, 1996                                              22

              Notes to Consolidated Financial Statements for each
              of the fiscal years in the three-year period ended
              January 31, 1996                                           23-31

     a)   2.  Financial Statement Schedules

Schedules are omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

Part IV

     a)   3.  Exhibits

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

              (10.10)Lowe's Companies, Inc. Director's Stock Incentive Plan
                     (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54497) and incorporated by reference herein).

              (10.11)Lowe's Companies, Inc. 1994 Incentive Plan (filed on the
                     Company's Form S-8 dated July 8, 1994 (No. 33-54499) and incorporated by reference herein).

              (10.12)Release and Separation Agreement dated November 9, 1995, between the Company and Harry B. Underwood II (filed as
                     Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1995, and incorporated by reference herein).

     (10.13)Amended and Restated Indenture, dated as of December 1,
            1995, between the Company and First National Bank of Chicago, as Trustee (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

     (10.14)Form of the Company's 6 3/8 % Senior Note due December
            15, 2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

              (11)   Computation of per share earnings.

              (12)   Statement re computation of ratios

              (13) Annual Report to Security Holders for fiscal year ended January 31, 1996.

              (21)   List of Subsidiaries.

              (23)   Consent of Deloitte & Touche LLP

              (27)   Financial Data Schedule

b)  Reports on Form 8-K

    A report on Form 8-K was filed on December 15, 1995 by the registrant. Therein under Item 7, the Company filed certain exhibits in connection with the Registrant's offering of $100 million principal amount of Senior Notes pursuant to its shelf registration statement on Form S-3 (file no. 33-51865).




Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    /s/ Lowe's Companies, Inc.
                                                        Lowe's Companies, Inc.

                           By                       /s/ Leonard.G. Herring
    4/26/96                                             Leonard G. Herring
     Date                                   President, Chief Executive Officer
                                                          and Director
                                              (Acting Chief Financial Officer)

                          By:                       /s/ Richard D. Elledge
    4/26/96                                             Richard D. Elledge
     Date                                             Senior Vice President,
                                                  and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              Chairman of the Board of
  /s/ Robert L. Strickland     Directors and Director                  4/26/96
      Robert L. Strickland                                               Date

                             President, Chief Executive
  /s/ Leonard G. Herring         Officer and Director                  4/26/96
      Leonard G. Herring   (Acting Chief Financial Officer)              Date

                          Senior Executive Vice President (Chief
  /s/ Robert L. Tillman       Operating Officer) and Director          4/26/96
      Robert L. Tillman                                                  Date

  /s/ Petro Kulynych                   Director                        4/26/96
      Petro Kulynych                                                     Date

  /s/ John M. Belk                     Director                        4/26/96
      John M. Belk                                                       Date

  /s/ Gordon E. Cadwgan                Director                        4/26/96
      Gordon E. Cadwgan                                                  Date

                                       Director                        4/26/96
  William A. Andres                                                      Date

  /s/ Russell B. Long                  Director                        4/26/96
      Russell B. Long                                                    Date

                                       Director
      Robert G. Schwartz                                                 Date

  /s/ Carol A. Farmer                  Director                        4/26/96
      Carol A. Farmer                                                   Date

                                       Director
      Claudine Malone                                                   Date