Form 10-Q
period 1996-04-30
LOWES COMPANIES INC
filed 1996-06-12
CIK 60667

-1-

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 1996
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 31, 1996
Common Stock, $.50 par value                            161,406,093

                                   12
                               TOTAL PAGES


                                 -2-



                         LOWE'S COMPANIES, INC.


                              - INDEX -


PART I - Financial Information:                                   Page No.

Consolidated Balance Sheets - April 30, 1996
and January 31, 1996                                                   3

Consolidated Statements of Current and
Retained Earnings - three months
  ended April 30, 1996 and 1995                                        4

Consolidated Statements of Cash Flows - three
  months ended April 30, 1996 and 1995                                 5

Notes to Consolidated Financial Statements.                          6-7

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                              8-10

Independent Accountants' Report                                       11



PART II - Other Information                                           12

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K


EXHIBIT INDEX

     Exhibit 11   Computation of per share earnings                   13



                                   -3-

Consolidated Balance Sheets
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands
                                                  April 30,            January 31,
                                                     1996                 1996
Assets

     Current assets:

     Cash and cash equivalents                      $108,359              $63,868
     Short-term investments                           84,241              107,429
     Accounts receivable - net                       135,063              113,483
     Merchandise inventory                         1,451,823            1,267,077
     Other assets                                     53,654               51,827

     Total current assets                          1,833,140            1,603,684

     Property, less accumulated depreciation       1,984,704            1,858,274
     Long-term investments                            28,277               41,059
     Other assets                                     56,931               53,369


     Total assets                                 $3,903,052           $3,556,386


Liabilities and Shareholders' Equity

     Current liabilities:

     Short-term notes payable                        $59,961              $16,617
     Current maturities of long-term debt              8,718               14,127
     Accounts payable                                842,711              655,399
     Employee retirement plans                        45,846               44,924
     Accrued salaries and wages                       43,694               67,370
     Other current liabilities                       209,326              151,494

     Total current liabilities                     1,210,256              949,931

     Long-term debt, excluding current maturities    897,978              866,183
     Deferred income taxes                            87,337               83,557

     Total liabilities                             2,195,571            1,899,671

Shareholders' equity
     Common stock - $.50 par value;
                       Issued and Outstanding
         April 30, 1996    161,234,218
         January 31, 1996  160,918,046                80,617               80,459
     Capital in excess of par                        607,721              596,828
     Retained earnings                             1,027,462              988,447
     Unearned compensation-restricted stock awards    (7,597)              (8,076)
     Unrealized loss on available-for-sale securities   (722)                (943)

     Total shareholders' equity                    1,707,481            1,656,715

     Total liabilities
       shareholders' equity                       $3,903,052           $3,556,386



See accompanying notes to consolidated financial statements.

                                   -4-

Consolidated Statements of Current and Retained Earnings
Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data
                                                              Quarter Ended
                                                    April 30, 1996          April 30, 1995
                                                Amount      Percent      Amount     Percent
Current Earnings
Net sales                                     $1,906,498     100.00     $1,634,690   100.00
Cost of sales                                  1,429,998      75.01      1,212,580    74.18
Gross margin                                     476,500      24.99        422,110    25.82
Expenses:
Selling, general and administrative              318,978      16.72        265,464    16.23
Store opening costs                               12,493       0.66          8,591     0.53
Depreciation                                      44,635       2.34         32,970     2.02
Employee retirement plans                         13,671       0.72         13,539     0.83
Interest                                          13,189       0.69          9,330     0.57
Total expenses                                   402,966      21.13        329,894    20.18

Pre-tax earnings                                  73,534       3.86         92,216     5.64
Income tax provision                              26,472       1.39         33,290     2.04

Net earnings                                     $47,062       2.47        $58,926     3.60


Shares outstanding (weighted average)            161,140                   159,815
Earnings per common & common
 equivalent share                                  $0.29                     $0.37
Earnings per common share -
 assuming full dilution                            $0.28                     $0.36

Retained earnings
Balance at beginning of period                  $988,447                  $792,891
Net earnings                                      47,062                    58,926
Cash dividends                                    (8,047)                   (7,197)
Balance at end of period                      $1,027,462                  $844,620


See accompanying notes to consolidated financial statements.


                                     -5-

Consolidated Statements of Cash Flows
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands
                                                     For the three months ended April 30,
                                                            1996                 1995
Cash Flows From Operating Activities:
     Net Earnings                                         $47,062              $58,926
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided By (Used in) Operating Activities:
         Depreciation                                      44,635               32,970
         Amortization of Original Issue Discount              874                1,112
         Increase in Deferred Income Taxes                  1,141
         Gain on Disposition/Writedown of Fixed
             and Other Assets                              (1,156)                (800)
         Decrease (Increase) in Operating Assets:
           Accounts Receivable - Net                      (21,580)             (35,514)
           Merchandise Inventory                         (184,746)            (128,793)
           Other Operating Assets                             752                1,825
         Increase (Decrease) in Operating Liabilities:
           Accounts Payable                               187,312               16,319
           Employee Retirement Plans                       11,915               12,273
           Accrued Store Restructuring                                          (4,416)
           Other Operating Liabilities                     34,666               13,419
     Net Cash Provided by (Used in) Operating Activities  120,875              (32,679)

Cash Flows from Investing Activities:
     Decrease (Increase) in Investment Assets:
       Short-Term Investments                              33,398               67,684
       Purchases of Long-Term Investments                  (7,636)              (8,450)
       Proceeds from Sale/Maturity of Long-Term
          Investments                                      10,548               46,558
       Other Long-Term Assets                                  76                3,752
     Fixed Assets Acquired                               (144,121)             (87,292)
     Proceeds from the Sale of Fixed and Other
          Long-Term Assets                                  3,825                3,093
     Net Cash Provided by (Used in) Investing Activities (103,910)              25,345

Cash Flows from Financing Activities:
  Sources:
     Net Increase in Short-Term Borrowings                 43,344
  Uses:
     Repayment of Long-term Debt                           (7,771)              (1,440)
     Net Decrease in Short-Term Borrowings                                         (12)
     Cash Dividend Payments                                (8,047)
     Total Financing Uses                                 (15,818)              (1,452)
     Net Cash Provided by (Used in) Financing Activities   27,526               (1,452)

  Net Increase (Decrease) in Cash and Cash Equivalents     44,491               (8,786)
  Cash and Cash Equivalents, Beginning of Period           63,868              150,319
  Cash and Cash Equivalents, End of Period               $108,359             $141,533


See accompanying notes to consolidated financial statements.

             Lowe's Companies, Inc. and Subsidiary Companies
               Notes to Consolidated Financial Statements

Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by an independent Certified Public Accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of April 30, 1996, and the results of operations and the cash flows for the three-month periods ended April 30, 1996 and 1995.

Note 2: The results of operations for the three-month periods ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

Note  4:     Net interest expense is composed of the following:
                                                         Quarter ended
                                                           April 30,
                                                      1996           1995
     Long-term debt                                  $9,763         $8,827
     Capitalized leases                               5,676          3,370
     Short-term debt                                  1,198            261
     Amortization of loan cost                          103             70
     Short-term interest income                      (2,221)        (2,259)
     Interest capitalized on construction
        in progress                                  (1,330)          (939)

     Net interest expense                           $13,189         $9,330

Note 5: If the FIFO method of inventory accounting had been used, inventories would have been $77,717,000 higher at April 30, 1996 and $73,226,000 higher at January 31, 1996.

Note 6: There were no stock options exercised in the three-month periods ended April 30, 1996 and 1995.

Note 7: Property is shown net of accumulated depreciation of $496,635,000 at April 30, 1996 and $459,622,000 at January 31, 1996.

Note  8:     Supplemental disclosures of cash flow information:

     Three months ended April 30                      1996            1995

     Cash paid for interest (net of capitalized) $ 17,758,000     $ 15,555,000
     Cash paid for income taxes                     1,811,000          739,000

     Non-cash investing and financing activities:

     Common stock issued to ESOP                   10,993,000       10,000,000
     Fixed assets acquired under capital lease     33,310,000       14,887,000
     Common stock issued to executives
       and directors                                  511,000                -
     Conversion of debt to common stock                26,000        2,230,000

Note 9: In January 1996, the Board of Directors authorized the funding of the Fiscal 1995 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first quarter of Fiscal 1996, the Company issued 314,025 shares with a market value of $11.0 million. The remaining shares will be issued by the end of the third quarter.

Note 10: During the first quarter of Fiscal 1996 and 1995, $30,000 and $2,531,000 principal of the Company's 3% Convertible Subordinated Notes were converted into 1,147 and 96,866 shares of the Company's common stock, respectively.

Note 11: Costs associated with the relocation and closing of stores during the three months ended April 30, 1995, which were recognized through the restructuring charge in Fiscal 1991, totaled $2,942,000. There were no costs recognized through the restructuring charge during the three months ended April 30, 1996 since the store restructuring accrual was depleted as of January 31, 1996, as anticipated.

Note 12: Earnings per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from stock options. Earnings per common share - assuming full dilution reflects the potential dilutive effect of dilutive common share equivalents and the Company's 3% Convertible Subordinated Notes issued July 22, 1993. These notes are due July 22, 2003.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the financial statements and the financial statement footnotes included in this Form 10-Q.

     For the first quarter of fiscal 1996, sales grew 17% to $1.906 billion and comparable store sales were up 1%, but net earnings declined 20% to $47.062 million compared to last year's first quarter results. Earnings per share (fully diluted) were $.28 compared to $.36 for the comparable quarter of last year. Extremely adverse weather conditions in March severely impacted our performance for the first quarter of fiscal 1996.

     Sales in the first quarter were enhanced by the addition of 5.7 million square feet of retail selling space at new and existing locations since last year's first quarter. February's total sales increase of 25% and April's sales growth of 20% were pulled down for the quarter by March's modest gain of 7%. Throughout the quarter, sales trends were strong on interior home improvement categories such as lighting, plumbing, interior paint, wall and window treatments, and kitchen appliances. The opposite was true on exterior products, such as outdoor power equipment, plywood and sidings, structural lumber, gypsum products, lawn and garden products and other basic construction materials.

     Reducing the overall 17% sales increase is 3% deflation in sales prices. While the most significant deflation came in lumber/building materials, prices in consumer electronics, home decor, electrical, major appliances/kitchens, nursery & garden products and power tools were lower also.

     Gross margin was 24.99% of sales for the quarter ended April 30, 1996 compared to 25.82% for the first quarter last year and 24.92% for all of fiscal 1995. An unusually strong product mix enhanced last year's first quarter. Nevertheless, this 24.99% is the second highest first quarter in the 1990's. This margin performance is highlighted by our commitment to Everyday Low Prices and our Price Guarantee program.

     Selling, general and administrative expenses (SG&A) were 16.72% of sales versus 16.23% in last year's first quarter. Store salaries (excluding those in store opening costs) rose 22% compared to the 17% sales growth and were responsible for 43 of the total 49 basis points increase. We increased our store staff in anticipation of a strong spring business. However, the spring weather did not come until the second week in April.

     For the quarter ended April 30, 1996, store opening costs were $12.5 million versus $8.6 million last year, representing costs associated with the opening of 15 stores this year (10 new and 5 relocated) compared to 13 stores in last year's first quarter (7 new and 6 relocated). Charges in this quarter for future openings were $2.3 million compared to $1.2 million in 1995's first quarter.

     Depreciation was $44.6 million for the quarter ended April 30, 1996. This is an increase of 35% over the comparable period last year and is due primarily to fixtures, displays and computer equipment relating to the Company's expansion program.

     Employee retirement plans expense increased 1% to $13.7 million for the quarter ended April 30, 1996. This modest increase is caused by higher base salaries.

     Interest expense increased $3.9 million to $13.2 million for the quarter ended April 30, 1996. Interest increased primarily due to senior notes issued in December 1995 and our capitalized building leases.

     The Company's effective income tax rate was 36.00% for the quarter ended April 30, 1996, compared to 36.10% for the comparable quarter last year.


LIQUIDITY AND CAPITAL RESOURCES

     The uses of cash in the first quarter have continued to lay the groundwork for successfully implementing the Company's strategic plan. Merchandise inventory has increased $184.7 million, about 26% due to our new and relocated stores and 74% due to seasonal increases in inventory and increased merchandise assortments. Real property has increased in line with the Company's strategic plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1996 capital budget is targeted at $1 billion, inclusive of $240 million in operating or capital leases. Over 80% of this planned investment is for store expansion.

     Lowe's ended the first quarter with 375 stores and 25.4 million square feet of retail selling space, a 29% increase over last April's selling space. The Company's expansion plans for 1996 envision about 60 new stores with about 75% in new markets and the balance relocations, for approximately 6.7 million square feet of additional retail space. Approximately one half the 1996 projects will be leased and one half will be owned. Our first quarter expansion included 5 relocations and 10 new stores representing 1.5 million square feet of new incremental retail space.

     Current plans are to finance our 1996 expansion program through funds from operations, operating leases, issuance of about $40 million in common stock to our ESOP (see Note 9) and from external financing. Financing in the first quarter came from net earnings and the sales of investments in our cash management program. In addition to these sources, the Company has available agreements for up to $176 million in lines of credit for issuing documentary and standby letters of credit. The Company has a five year, $300 million revolving credit facility with a syndicate of thirteen banks to provide alternate liquidity for the Company's commercial paper program and for general
corporate purposes.   A $100 million revolving credit and security agreement,
expiring in September 1996, is available from a financial institution.
Another $75 million is available for the purpose of short-term borrowings on a bid basis from various banks.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     As required, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" beginning February 1, 1996 and there was no material effect on the Company's financial statements.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for the Company on February 1, 1996. As permitted by No. 123, the Company will continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded, to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of April 30, 1996, and the related consolidated statements of current and retained earnings and of cash flows for the three-month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 31, 1996, and the related consolidated statements of current and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 20, 1996 (March 4, 1996 as to the fourth paragraph of Note 14), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
May 10, 1996

Part II   OTHER INFORMATION

     6 (a) - Exhibits - Computation of per share earnings


Part II   OTHER INFORMATION

     6 (b) - Reports on Form 8 K

     There were no reports filed on Form 8-K during the quarter ended April 30, 1996.






                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LOWE'S COMPANIES, INC.





                                       \s\    Richard D. Elledge
Date     June 12, 1996
                                            Richard D. Elledge,
                            Senior Vice President and Chief Accounting Officer