Form 10-Q
period 1996-07-31
LOWES COMPANIES INC
filed 1996-09-12
CIK 60667

-1-

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1996
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 31, 1996
Common Stock, $.50 par value                            172,755,058

13
TOTAL PAGES


                                   -2-



                          LOWE'S COMPANIES, INC.


                                - INDEX -


PART I - Financial Information:                         Page No.

Consolidated Balance Sheets - July 31, 1996
and January 31, 1996.                                       3

Consolidated Statements of Current and
  Retained Earnings - three months and six months
  ended July 31, 1996 and 1995.                             4

Consolidated Statements of Cash Flows - six
  months ended July 31, 1996 and 1995.                      5

Notes to Consolidated Financial Statements.                6-7

Management's Discussion and Analysis of Results
  of Operations and Financial Condition.                   8-10

Independent Accountants' Report.                            11



PART II - Other Information                                12

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 (a) - Exhibits.

Item 6 (b) - Reports on Form 8-K.

EXHIBIT INDEX

     Exhibit 11    Computation of per share earnings        13


                                   -3-

Consolidated Balance Sheets
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands
                                                   July 31,            January 31,
                                                     1996                 1996
Assets

     Current assets:

     Cash and cash equivalents                      $104,966              $63,868
     Short-term investments                           57,148              107,429
     Accounts receivable - net                       143,279              113,483
     Merchandise inventory                         1,452,715            1,267,077
     Other assets                                     67,990               51,827

     Total current assets                          1,826,098            1,603,684

     Property, less accumulated depreciation       2,124,568            1,858,274
     Long-term investments                            24,016               41,059
     Other assets                                     57,043               53,369


     Total assets                                 $4,031,725           $3,556,386


Liabilities and Shareholders' Equity

     Current liabilities:

     Short-term notes payable                        $25,034              $16,617
     Current maturities of long-term debt              9,792               14,127
     Accounts payable                                773,175              655,399
     Employee retirement plans                        44,527               44,924
     Accrued salaries and wages                       76,681               67,370
     Other current liabilities                       229,409              151,494

     Total current liabilities                     1,158,618              949,931

     Long-term debt, excluding current maturities    693,649              866,183
     Deferred income taxes                            91,809               83,557

     Total liabilities                             1,944,076            1,899,671

Shareholders' equity
     Common stock - $.50 par value;
                       Issued and Outstanding
         July 31, 1996     172,597,431
         January 31, 1996  160,918,046                86,299               80,459
     Capital in excess of par                        875,606              596,828
     Retained earnings                             1,133,216              988,447
     Unearned compensation-restricted stock awards    (7,016)              (8,076)
     Unrealized loss on available-for-sale securities   (456)                (943)

     Total shareholders' equity                    2,087,649            1,656,715

     Total liabilities
       shareholders' equity                       $4,031,725           $3,556,386



See accompanying notes to consolidated financial statements.


                                   -4-

Consolidated Statements of Current and Retained Earnings
Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data
                                             Quarter Ended                                 Six Months Ended
                                 July 31, 1996          July 31, 1995            July 31, 1996          July 31, 1995
Current Earnings               Amount    Percent      Amount    Percent        Amount    Percent      Amount    Percent
Net sales                    $2,459,008   100.00    $1,978,058   100.00     $4,365,506   100.00     $3,612,748   100.00
Cost of sales                 1,830,216    74.43     1,484,486    75.05      3,260,214    74.68      2,697,066    74.65
Gross margin                    628,792    25.57       493,572    24.95      1,105,292    25.32        915,682    25.35
Expenses:
Selling, general and
  administrative                361,915    14.73       290,677    14.69        680,893    15.60        556,141    15.40
Store opening costs              12,560     0.51        11,438     0.58         25,053     0.57         20,029     0.55
Depreciation                     47,767     1.94        35,811     1.81         92,402     2.12         68,781     1.90
Employee retirement plans        17,051     0.69        13,188     0.67         30,722     0.70         26,727     0.74
Interest                         12,115     0.49         8,929     0.45         25,304     0.58         18,259     0.51
Total expenses                  451,408    18.36       360,043    18.20        854,374    19.57        689,937    19.10

Pre-tax earnings                177,384     7.21       133,529     6.75        250,918     5.75        225,745     6.25
Income tax provision             63,105     2.56        48,522     2.45         89,577     2.05         81,812     2.27

Net earnings                   $114,279     4.65       $85,007     4.30       $161,341     3.70       $143,933     3.98


Shares outstanding
  (weighted average)            163,363                160,432                 162,264                 160,350
Earnings per common & common
 equivalent share                 $0.70                  $0.53                   $0.99                   $0.90
Earnings per common share -
 assuming full dilution           $0.67                  $0.51                   $0.96                   $0.86

Retained earnings
Balance at beginning
  of period                  $1,027,462               $844,620                $988,447                $792,891
Net earnings                    114,279                 85,007                 161,341                 143,933
Cash dividends                   (8,525)                (7,211)                (16,572)                (14,408)
Balance at end of period     $1,133,216               $922,416              $1,133,216                $922,416

See accompanying notes to consolidated financial statements.



                                     -5-

Consolidated Statements of Cash Flows
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands
                                                       For the six months ended July 31,
                                                            1996                 1995
Cash Flows From Operating Activities:
     Net Earnings                                        $161,341             $143,933
     Adjustments to Reconcile Net Earnings to Net Cash
       Provided By Operating Activities:
         Depreciation                                      92,402               68,781
         Amortization of Original Issue Discount            1,616                1,928
         Increase in Deferred Income Taxes                  5,904                9,287
         Gain on Disposition/Writedown of Fixed
             and Other Assets                                (385)              (1,041)
         Decrease (Increase) in Operating Assets:
           Accounts Receivable - Net                      (29,796)             (37,718)
           Merchandise Inventory                         (185,638)             (33,373)
           Other Operating Assets                         (13,960)              (7,674)
         Increase (Decrease) in Operating Liabilities:
           Accounts Payable                               117,776              (78,182)
           Employee Retirement Plans                       27,096               23,877
           Accrued Store Restructuring                                          (5,715)
           Other Operating Liabilities                     88,319               27,635
     Net Cash Provided by Operating Activities            264,675              111,738

Cash Flows from Investing Activities:
     Decrease (Increase) in Investment Assets:
       Short-Term Investments                              66,166               (1,046)
       Purchases of Long-Term Investments                  (9,671)             (16,299)
       Proceeds from Sale/Maturity of Long-Term
          Investments                                      11,578               55,156
       Other Long-Term Assets                                 329                  540
     Fixed Assets Acquired                               (282,679)            (203,269)
     Proceeds from the Sale of Fixed and Other
          Long-Term Assets                                  8,426               13,224
     Net Cash Used In Investing Activities               (205,851)            (151,694)

Cash Flows from Financing Activities:
  Sources:
     Net Increase in Short-Term Borrowings                  8,417
     Stock Options Exercised                                                        44
     Total Financing Sources                                8,417                   44
  Uses:
     Repayment of Long-term Debt                           (9,571)              (2,631)
     Net Decrease in Short-Term Borrowings                                         (47)
     Cash Dividend Payments                               (16,572)             (14,408)
     Total Financing Uses                                 (26,143)             (17,086)
     Net Cash Used In Financing Activities                (17,726)             (17,042)

  Net Increase (Decrease) in Cash and Cash Equivalents     41,098              (56,998)
  Cash and Cash Equivalents, Beginning of Period           63,868              150,319
  Cash and Cash Equivalents, End of Period               $104,966             $ 93,321


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

Note 1: The accompanying Consolidated Condensed Financial Statements (unaudited) have been reviewed by an independent certified public accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of July 31, 1996, and the results of operations for the three-month and six-month periods ended July 31, 1996 and 1995, and the cash flows for the six-month periods ended July 31, 1996 and 1995.

Note 2: The results of operations for the six-month periods ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

Note  4:  Net interest expense is composed of the following ($ in thousands):

                                Quarter ended           Six Months ended
                                   July 31,                July 31,
                                 1996    1995            1996     1995
Long-term debt                 $8,908   $8,692         $18,671  $17,581
Capitalized leases              6,652	    3,684          12,328    6,992
Short-term debt                   504      347           1,702      608
Amortization of loan cost          97	       70             200      140
Short-term interest income     (2,504)  (2,906)         (4,725)  (5,165)
Interest capitalized on
  construction in progress     (1,542)    (958)         (2,872)  (1,897)

Net interest expense          $12,115   $8,929         $25,304  $18,259

Note 5: If the FIFO method of inventory accounting had been used, inventories would have been $83,176,000 higher at July 31, 1996 and $73,226,000 higher at January 31, 1996.

Note 6: There were no stock options exercised during the six-month period ended July 31, 1996. Stock options exercised in the three-month and six-month periods ended July 31, 1995 consisted of 4,000 shares resulting in proceeds of $44,000.

Note 7: Property is shown net of accumulated depreciation of $534,376,000 at July 31, 1996 and $459,622,000 at January 31, 1996.

Note  8:  Supplemental disclosures of cash flow information:

Six months ended July 31                           1996        1995

Cash paid for interest (net of capitalized)   $29,462,000   $25,778,000
Cash paid for income taxes                     49,352,000    52,643,000

Non-cash investing and financing activities:

Common stock issued to ESOP                    27,493,000    25,000,000
Fixed assets acquired under capital lease 88,178,000 40,501,000 Common stock issued to executives
  and directors                                 1,093,000             -
Conversion of debt to common stock            257,091,000     2,230,000


Note 9: In January 1996, the Board of Directors authorized the funding of the Fiscal 1995 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first half of Fiscal 1996, the Company issued 780,975 shares with a market value of $27.5 million. The remaining shares will be issued by the end of the third quarter.

Note 10: The Company's 3% Convertible Subordinated Notes were called for redemption on July 22, 1996. Most bond holders opted to convert prior to the redemption date and only $20,000 principal were redeemed at $910.78 per
 $1,000. During the second quarter of Fiscal 1996 and 1995, $284,694,000 and $2,531,000 principal of the Company's 3% Convertible Subordinated Notes were converted into 10,895,763 and 96,866 shares of the Company's common stock, respectively. During the first half of Fiscal 1996 and 1995, $284,724,000 and $2,531,000 principal of the Company's 3% Convertible Subordinated Notes were converted into 10,896,910 and 96,866 shares of the Company's common stock, respectively.

Note 11: Costs associated with the relocation and closing of stores during the three months and six months ended July 31, 1995, which were recognized through the restructuring charge established in Fiscal 1991, totaled $6,367,000 and $9,309,000, respectively. There were no costs recognized through the restructuring charge during the six months ended July 31, 1996 since the store restructuring accrual was depleted as of January 31, 1996, as anticipated.

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

     For the quarter ended July 31, 1996, the Company reported its best-ever quarter in sales, earnings and dividends paid. Sales grew 24% to $2.459 billion, net earnings increased 34% to $114.3 million and earnings per share (fully diluted) were $.67 compared to $.51 in the comparable quarter of last year. Comparable store sales were up 8%. For the six months ended July 31, 1996, sales grew 21% to $4.366 billion, net earnings increased 12% to $161.3 million and earnings per share (fully diluted) were $.96 compared to $.86 in the comparable period of last year. Comparable store sales were up 5% year to date.

     Sales in the second quarter were enhanced by the addition of 5.7 million square feet of retail selling space at new and existing locations since last year's second quarter. Significant sales gains came in tools, yard, patio and garden, kitchen cabinets and appliances, home decor, home water systems, heating/cooling and home care/safety. Average inflation in sales prices was flat.

     Gross margin was 25.57% of sales for the quarter ended July 31, 1996, versus 24.95% in last year's quarter. The increase in gross margin rate continues to reflect both the continuing shift in business from contractor to retail and favorable changes in our product mix. Gross margin for the six months ended July 31, 1996, was 25.32% versus 25.35% last year.

     Selling, general and administrative expenses (SG&A) were 14.73% of sales in the second quarter versus 14.69% in last year's quarter. SG&A increased 24.5% compared to a 24.3% sales increase in the quarter. Store salaries (excluding those in store opening costs) rose 26%, however general office expense increased only 15% providing a positive 10 basis point variance. A decrease in market interest rates enhanced credit card related income compared to last year causing a favorable variance of 12 basis points. The Consumer Product Safety commission, in the second quarter, issued a statement regarding child safety when exposed to mini-blinds containing lead. The Company responded with a decision to remove all inventory of mini-blinds containing lead and a $3.5 million loss accrual was made in consideration of this announcement. For the six months ended July 31, 1996, SG&A was 15.60% of sales versus 15.40% for the comparable period last year.

     For the quarter ended July 31, 1996, store opening costs were $12.6 million versus $11.4 million last year, representing costs associated with the opening of 14 stores this year (12 new and 2 relocated) compared to 13 stores
in last year's second quarter (10 new and 3 relocated).   Charges in this
quarter for future openings were $1.9 million compared to $891 thousand in 1995's second quarter. For the six months ended July 31, 1996, store opening costs were $25.1 million versus $20.0 million last year, representing costs associated with the opening of 29 new stores this year (22 new stores and 7 relocations) compared to 26 stores in the comparable period last year (17 new and 9 relocated).

     Depreciation was $47.8 million for the quarter ended July 31, 1996 and $92.4 million for the six months ended July 31, 1996, increasing 33% and 34% over the respective comparable periods last year. The increases are due primarily to fixtures, displays, computer equipment and store equipment relating to the Company's expansion program.

     Employee retirement plans expense was $17.1 million for the three months ended July 31, 1996, a 29% increase compared to last year's quarter. This 29% increase in employee retirement plans expense exceeded the 26% increase in total company salaries due to revisions of Employee Stock Ownership Plan eligibility rates. This relationship between the expenses is expected to continue through the remainder of fiscal 1996. For the six months ended July 31, 1996, employee retirement plans expense was up 15% to $30.7 million.

     Interest expense increased $7.0 million to $25.3 million for the six months ended July 31, 1996. This is the result of an increase of $3.9 million in the first quarter and an increase of $3.1 million in the second quarter. Interest increased primarily due to senior notes issued in December 1995 and new capitalized building leases.

     The Company's effective income tax rate was 35.58% for the three months ended July 31, 1996, compared to 36.34% for the comparable three months last year. The effective rate was 35.70% versus 36.24% for the six months ended July 31, 1996 and 1995, respectively. The fiscal 1996 rate has decreased mainly due to a lower effective state rate.


LIQUIDITY AND CAPITAL RESOURCES

     The uses of cash in the first six months have continued to lay the groundwork for successfully implementing our strategic plan. Merchandise inventory has increased $185.6 million, about 57% due to our new and relocated stores and 43% due to seasonal increases in inventory and increased merchandise assortments. Real property has increased in line with the Company's strategic plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1996 capital budget is targeted at $1 billion, inclusive of $240 million in operating leases. Over 80% of this planned investment is for store expansion.

     The Company's 3% Convertible Subordinated Notes due July 22, 2003 were called for redemption on July 22, 1996. Most bond holders opted to convert prior to the redemption date, increasing stockholders equity $257.1 million during the three months ended July 31, 1996.

     Lowe's ended the second quarter with 380 stores and 26.8 million square feet of retail selling space, a 27% increase over last July's selling space. The Company's expansion plans for 1996 envision about 60 new stores with about 75% in new markets and the balance relocations, for approximately 6.7 million square feet of additional retail space. Approximately one half of the 1996 projects will be leased and one half will be owned. Expansion in the first half of fiscal 1996 included 22 new stores and 7 relocations representing 3 million square feet of new incremental retail space. The Company also closed or consolidated into existing markets 7 older, smaller stores during the first half of 1996.

     Current plans are to finance 1996 expansion through funds from perations, operating leases, issuance of about $40 million in common stock to the Company's ESOP (see Note 9) and from external financing. Financing in the first six months came primarily from normal operating activities. In addition to these sources, the Company has available agreements for up to $175 million in lines of credit for issuing documentary and standby letters of credit. The Company has a five year, $300 million revolving credit facility with a syndicate of thirteen banks to provide alternate liquidity for the Company's
commercial paper program and for general corporate purposes.   A $100 million
revolving credit and security agreement, expiring in September 1996, is available from a financial institution. Another $75 million is available for the purpose of short-term borrowings on a bid basis from various banks.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     As required, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" beginning February 1, 1996 and there was no material effect on the Company's financial statements.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for the Company on February 1, 1996. As permitted by No. 123, the Company will continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded, to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's annual report.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of July 31, 1996, and the related consolidated statements of current and retained earnings for the three-month and six-month periods ended July 31, 1996 and 1995, and of cash flows for the six-month periods ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
August 12, 1996

Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

  (a)-The annual meeting of shareholders was  held May 31, 1996.

  (b)-Directors elected at the meeting: William A. Andres, John M. Belk, Claudine B. Malone and Robert L. Strickland
     -Incumbent Directors whose terms expire in subsequent years are:
      Carol A. Farmer, Leonard G. Herring, Petro Kulynych, Russell B. Long, Robert G. Schwartz and Robert L. Tillman

  (c)-The matters voted upon at the meeting and the results of the voting were as follows:

   (1)  Election of Class I Directors:         FOR                WITHHELD
         William A. Andres                 140,731,147            1,179,986
         John M. Belk                      140,911,725              999,408
         Claudine B. Malone                140,906,254            1,004,879
         Robert L. Strickland              141,070,555              840,578

   (2) Proposal to approve the appointment of Deloitte & Touche as the independent certified public accountants of the company:
       For 141,544,385, Against 134,293, Abstain 232,455.


Item 6 (a) - Exhibits

     Exhibit 11 - Computation of per share earnings

Item 6 (b) - Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended July 31, 1996.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LOWE'S COMPANIES, INC.


          September 12, 1996              \s\    Richard D. Elledge
Date
                                               Richard D. Elledge,
                                         Senior Vice President and Chief
                                                 Accounting Officer