Form 10-Q
period 1996-10-31
LOWES COMPANIES INC
filed 1996-12-13
CIK 60667

-1-

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1996
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at November 30, 1996
Common Stock, $.50 par value                           173,030,089

13
TOTAL PAGES


                                   -2-



                          LOWE'S COMPANIES, INC.


                                - INDEX -


PART I - Financial Information:                         Page No.

Consolidated Balance Sheets - October 31, 1996
and January 31, 1996.                                       3

Consolidated Statements of Current and
  Retained Earnings - three months and nine months
  ended October 31, 1996 and 1995.                          4

Consolidated Statements of Cash Flows - nine
  months ended October 31, 1996 and 1995.                   5

Notes to Consolidated Financial Statements.                6-7

Management's Discussion and Analysis of Results
  of Operations and Financial Condition.                   8-10

Independent Accountants' Report.                           11



PART II - Other Information                                12

Item 6 (a) - Exhibits.

Item 6 (b) - Reports on Form 8-K.

EXHIBIT INDEX

     Exhibit 11    Computation of per share earnings       13




                                   -3-

Consolidated Balance Sheets
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands

                                                 October 31,           January 31,
                                                     1996                 1996
Assets

     Current assets:

     Cash and cash equivalents                       $36,389              $63,868
     Short-term investments                           41,706              107,429
     Accounts receivable - net                       143,742              113,483
     Merchandise inventory                         1,572,956            1,267,077
     Other assets                                     70,034               51,827

     Total current assets                          1,864,827            1,603,684

     Property, less accumulated depreciation       2,301,584            1,858,274
     Long-term investments                            23,192               41,059
     Other assets                                     50,211               53,369


     Total assets                                 $4,239,814           $3,556,386


Liabilities and Shareholders' Equity

     Current liabilities:

     Short-term notes payable                        $66,854              $16,617
     Current maturities of long-term debt             10,719               14,127
     Accounts payable                                833,004              655,399
     Employee retirement plans                        41,457               44,924
     Accrued salaries and wages                       77,551               67,370
     Other current liabilities                       203,780              151,494

     Total current liabilities                     1,233,365              949,931

     Long-term debt, excluding current maturities    740,760              866,183
     Deferred income taxes                            94,853               83,557

     Total liabilities                             2,068,978            1,899,671

Shareholders' equity
     Common stock - $.50 par value;
                       Issued and Outstanding
         October 31, 1996     173,030,089
         January 31, 1996     160,918,046             86,515               80,459
     Capital in excess of par                        891,487              596,828
     Retained earnings                             1,199,763              988,447
     Unearned compensation-restricted stock awards    (6,429)              (8,076)
     Unrealized loss on available-for-sale securities   (500)                (943)

     Total shareholders' equity                    2,170,836            1,656,715

     Total liabilities
       shareholders' equity                       $4,239,814           $3,556,386


See accompanying notes to consolidated financial statements.


                                   -4-

Consolidated Statements of Current and Retained Earnings
Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data

                                            Quarter Ended                           Nine Months Ended
                          October 31, 1996       October 31, 1995         October 31, 1996    October 31, 1995
Current Earnings               Amount    Percent      Amount    Percent        Amount    Percent      Amount    Percent
Net sales                    $2,193,239   100.00    $1,765,992   100.00     $6,558,745   100.00     $5,378,740   100.00
Cost of sales                 1,627,073    74.19     1,337,049    75.71      4,887,287    74.52      4,034,115    75.00
Gross margin                    566,166    25.81       428,943    24.29      1,671,458    25.48      1,344,625    25.00
Expenses:
Selling, general
  and administrative            356,074    16.24       284,828    16.13      1,036,967    15.80        840,969    15.63
Store opening costs              15,995     0.73        16,322     0.92         41,048     0.63         36,351     0.68
Depreciation                     50,744     2.30        38,867     2.20        143,146     2.17        107,648     2.00
Employee retirement plans        16,254     0.74        11,574     0.66         46,976     0.72         38,301     0.71
Interest                         10,540     0.48         9,145     0.52         35,844     0.55         27,404     0.51
Total expenses                  449,607    20.49       360,736    20.43      1,303,981    19.87      1,050,673    19.53

Pre-tax earnings                116,559     5.32        68,207     3.86        367,477     5.61        293,952     5.47
Income tax provision             41,376     1.89        24,288     1.37        130,953     2.00        106,100     1.98

Net earnings                    $75,183     3.43       $43,919     2.49       $236,524     3.61       $187,852     3.49

Shares outstanding
  (weighted average)            172,954                160,766                 165,853                 160,308

Earnings per common & common
 equivalent share                $ 0.43                 $ 0.27                  $ 1.43                  $ 1.17

Earnings per common share -
 assuming full dilution          $ 0.43                 $ 0.27                  $ 1.39                  $ 1.13

Retained earnings
Balance at beginning
    of period                 $1,133,216             $ 922,416               $ 988,447                $792,891
Net earnings                      75,183                43,919                 236,524                 187,852
Cash dividends                    (8,636)               (8,031)                (25,208)                (22,439)
Balance at end
    of period                 $1,199,763             $ 958,304              $1,199,763                $958,304

See accompanying notes to consolidated financial statements.


                                     -5-

Consolidated Statements of Cash Flows
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands


                                                 For the nine months ended October 31,
                                                          1996          1995
Cash Flows From Operating Activities:
    Net Earnings                                        $236,524      $187,852
    Adjustments to Reconcile Net Earnings to Net Cash
       Provided By Operating Activities:
         Depreciation                                    143,146       107,648
         Amortization of Original Issue Discount           1,643         2,756
         Increase in Deferred Income Taxes                 4,900        15,130
         Gain on Disposition/Writedown of
           Fixed and Other Assets                         (1,588)       (1,389)
         Increase in Operating Assets:
           Accounts Receivable - Net                     (30,259)      (35,103)
           Merchandise Inventory                        (305,879)     (232,262)
           Other Operating Assets                        (11,874)       (5,377)
         Increase (Decrease) in Operating Liabilities:
           Accounts Payable                              177,605        38,509
           Employee Retirement Plans                      40,423        32,048
           Accrued Store Restructuring                                  (7,180)
           Other Operating Liabilities                    64,140        26,828
     Net Cash Provided by Operating Activities           318,781       129,460

Cash Flows from Investing Activities:
     Decrease (Increase) in Investment Assets:
       Short-Term Investments                             84,232        30,763
       Purchases of Long-Term Investments                (11,648)      (24,388)
       Proceeds from Sale/Maturity of
          Long-Term Investments                           11,688        58,065
       Other Long-Term Assets                                803        (1,092)
     Fixed Assets Acquired                              (458,473)     (359,394)
     Proceeds from the Sale of Fixed and
       Other Long-Term Assets                             17,168        19,222
     Net Cash Used in Investing Activities              (356,230)     (276,824)

Cash Flows from Financing Activities:
  Sources:
     Long-Term Debt Borrowings                                          89,950
     Net Increase in Short-Term Borrowings                50,237
     Stock Options Exercised                                                44
     Total Financing Sources                              50,237        89,994
  Uses:
     Repayment of Long-term Debt                         (15,059)      (23,331)
     Cash Dividend Payments                              (25,208)      (22,439)
     Total Financing Uses                                (40,267)      (45,770)
     Net Cash Provided by Financing Activities             9,970        44,224

  Net Decrease in Cash and Cash Equivalents              (27,479)     (103,140)
  Cash and Cash Equivalents, Beginning of Period          63,868       150,319
  Cash and Cash Equivalents, End of Period               $36,389       $47,179

See accompanying notes to consolidated financial statements.

              Lowe's Companies, Inc. and Subsidiary Companies
                Notes to Consolidated Financial Statements

Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by an independent certified public accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 31, 1996, and the results of operations for the three-month and nine-month periods ended October 31, 1996 and 1995, and the cash flows for the nine-month periods ended October 31, 1996 and 1995.

Note 2: The results of operations for the nine-month periods ended October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

Note  4:   Net interest expense is composed of the following:

                                        Quarter ended       Nine Months ended
                                          October 31,          October 31,
                                     1996         1995      1996        1995
   Long-term debt                   $6,211       $8,841   $24,881     $26,351
   Capitalized leases                7,822        4,277    20,151      11,339
   Short-term debt                     915          892     2,617       1,500
   Amortization of loan cost           114           70       314         211
   Short-term interest income       (2,141)      (2,891)   (6,866)     (8,056)
   Interest capitalized on
     construction in progress       (2,381)      (2,044)   (5,253)     (3,941)

   Net interest expense            $10,540       $9,145   $35,844     $27,404

Note 5: If the FIFO method of inventory accounting had been used, inventories would have been $83,676,000 higher at October 31, 1996 and $73,226,000 higher at January 31, 1996.

Note 6: There were no stock options exercised during the nine-month period ended October 31, 1996. Stock options exercised in the nine-month period ended October 31, 1995 consisted of 4,000 shares resulting in proceeds of $44,000. There were no stock options exercised in the three-month period ended October 31, 1995.

Note 7: Property is shown net of accumulated depreciation of $575,751,000 at October 31, 1996 and $459,622,000 at January 31, 1996.

Note  8:   Supplemental disclosures of cash flow information:

   Nine months ended October 31                        1996          1995

   Cash paid for interest (net of capitalized)   $  50,337,000   $ 42,502,000
   Cash paid for income taxes                      119,131,000     76,373,000

   Non-cash investing and financing activities:

   Common stock issued to ESOP                      43,907,000     37,219,000
   Fixed assets acquired under capital lease       141,677,000     77,232,000
   Conversion of debt to common stock              256,798,000      2,231,000

Note 9: In January 1996, the Board of Directors authorized the funding of the Fiscal 1995 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first three quarters of Fiscal 1996, the Company issued 1,214,383 shares with a market value of $43.9 million.

Note 10: The Company's 3% Convertible Subordinated Notes were called for redemption on July 22, 1996. Most bond holders opted to convert prior to the redemption date and only $20,000 principal were redeemed at $910.78 per $1,000. During the first three quarters of Fiscal 1996 and 1995, $284,724,000 and $2,532,000 principal of the Company's 3% Convertible Subordinated Notes were converted into 10,896,910 and 96,904 shares of the Company's common stock, respectively.

Note 11: Costs associated with the relocation and closing of stores during the three months and nine months ended October 31, 1995, which were recognized through the restructuring charge established in Fiscal 1991, totaled $3,462,000 and $12,771,000, respectively. All costs associated with relocations and closings during the three and nine months ended October 31, 1996 were included in selling, general and administrative expenses since the store restructuring accrual was depleted as of January 31, 1996.

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

   For the quarter ended October 31, 1996, the Company reported third quarter sales growth of 24% to $2.193 billion and an earnings increase of 71% to $75 million. Earnings per share (fully diluted) were $.43 compared to $.27 in the comparable quarter last year. Comparable store sales were up 10%. For the nine months ended October 31, 1996, sales grew 22% to $6.559 billion, net earnings increased 26% to $236.5 million and earnings per share (fully diluted) were $1.39 compared to $1.13 in the comparable period of last year. Comparable store sales increased 7% year to date.

   Sales in the third quarter were enhanced by the addition of 5.7 million square feet of retail selling space at new and existing locations since last year's third quarter. Significant sales gains came in tools, heating/cooling, kitchen cabinets and appliances, home decor, yard, patio and garden, and home care/safety. Average inflation in sales prices was 2%. This inflation was primarily attributed to slightly higher prices in lumber and outdoor products.

   Gross margin was 25.81% of sales for the quarter ended October 31, 1996, versus 24.29% in last year's quarter. Of the 152 basis point improvement, 18 points were due to a favorable LIFO comparison with last year's third quarter. Currently projections indicate lower inflation in inventory costs than anticipated last year. The remaining increase in the gross margin rate continues to reflect the shift in business from contractor to retail, favorable changes in product mix and ennhanced price management processes. Gross margin for the nine months ended October 31, 1996, was 25.48% versus 25.00% last year.

   Selling, general and administrative expenses (SG&A) were 16.24% of sales in the third quarter versus 16.13% in last year's quarter. SG&A increased 25% compared to a 24% sales gain in the quarter. This 11 basis point increase is related to several off-setting changes from last year's third quarter. The most notable change relates to a $4.05 million expense for the Company's ongoing store relocation program and the closing of underperforming stores that had a negative 19 basis point impact. In third quarter 1995, these costs ($3.5 million) were charged against the restructuring reserve which was depleted as of January 31, 1996. Also, as a result of the Company's improved performance levels versus last year, annual bonus accruals provided an unfavorable variance of 19 basis points in 1996 as compared to 1995. Comparable store salaries increased 8% in the third quarter versus a 10% sales gain resulting in a 16 basis point favorable variance. For the nine months ended October 31, 1996, SG&A was 15.80% of sales versus 15.63% for the comparable period last year.

   For the quarter ended October 31, 1996, store opening costs were $16.0 million versus $16.3 million last year, representing costs associated with the opening of 17 stores this quarter (12 new and 5 relocated) compared to 16 stores in last year's third quarter (10 new and 6 relocated). Charges in the third quarter of 1996 for future openings were $2.3 million compared to $2.8 million in last year's third quarter. Also, charges for prior openings were $831,000 compared to $1.6 million in 1995. For the nine months ended October 31, 1996, store opening costs were $41.0 million versus $36.4 million last year, representing costs associated with the opening of 48 stores this year (34 new retail stores, 13 relocated and 1 contractor yard) compared to 42 stores in the comparable period last year (27 new and 15 relocated).

   Depreciation was $50.7 million for the quarter ended October 31, 1996 and $143.1 million for the nine months ended October 31, 1996, increases of 31% and 33%, respectively, over the comparable periods last year. The increases are due primarily to buildings, fixtures, displays, computer equipment and store equipment related to the Company's expansion program.

   Employee retirement plans expense was $16.3 million for the three months
ended October 31, 1996, a 40% increase compared to last year's quarter.   For
the nine months ended October 31, 1996, employee retirement plans expense was up by 23% to $47.0 million. These increases are a result of increased eligibility rates in 1996 and the recognition of the benefit of certain plan changes in the third quarter of 1995.

   Interest expense increased $8.4 million to $35.8 million for the nine months ended October 31, 1996. This is the result of an increase of $3.9 million in the first quarter, an increase of $3.1 million in the second quarter and an increase of $1.4 million in the third quarter. The increase is primarily due to interest on capitalized building leases.

   The Company's effective income tax rate was 35.50% for the three months ended October 31, 1996, compared to 35.61% for the comparable three months last year. The effective rate was 35.64% versus 36.09% for the nine months ended October 31, 1996 and 1995, respectively. The fiscal 1996 rate has decreased primarily due to a lower effective state tax rate.


LIQUIDITY AND CAPITAL RESOURCES

   The uses of cash in the first nine months have continued to lay the groundwork for successfully implementing our strategic plan. Merchandise inventory has increased $305.9 million, about 57% due to our new and relocated stores and 43% due to seasonal increases in inventory and increased merchandise assortments. Real property has increased in line with the Company's strategic plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company is in line to meet its 1996 capital budget targeted at $1 billion, inclusive of $240 million in operating leases.

   The Company ended the third quarter with 391 stores and 28.5 million square feet of retail selling space, a 25% increase over last October's selling space. The Company's expansion plans for the remainder of 1996 include 13 new stores in new markets and 7 relocations, weather permitting. Approximately half the 1996 projects have been or will be leased and the other half owned. Expansion in the first nine months of fiscal 1996 included 34 new retail stores, 12 relocated and 2 contractor yards representing 4.5 million square feet of new incremental retail space. The Company also closed or consolidated 10 older, smaller stores during the first nine months of fiscal 1996.

   Current plans are to continue to finance the expansion through cash flows from operations, operating leases, issuance of about $44 million in common stock to our ESOP (see Note 9) and external financing. Financing in the first nine months came from normal operating activities. In October 1996, the Company filed a shelf registration statement covering $275 million of unallocated debt or equity securities with the Securities and Exchange Commission. When combined with the $75 million of securities remaining unissued under a previous shelf, this new registration enables the Company to sell or place up to $350 million in securities. Any net proceeds are expected to be used for the acquisition of land, buildings and equipment for new and existing stores, repayment of indebtedness and other general corporate purposes. Funds not immediately required for these purposes may be invested temporarily in short-term marketable securities. While the Company has no immediate need for long-term external financing, the securities are registered to allow sufficient flexibility to take advantage of favorable conditions in the capital markets in the future.

   In addition to these sources, the Company has available agreements for up to $200 million in lines of credit for issuing documentary and standby letters of credit. The Company has a $300 million revolving credit facility with a syndicate of thirteen banks to provide alternate liquidity for the Company's
commercial paper program and for general corporate purposes.   A $60 million
revolving credit and security agreement, expiring in September 1997, is available from a financial institution. Another $75 million is available for the purpose of short-term borrowings on a bid basis from various banks.



IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" beginning February 1, 1996. There was no material effect on the Company's financial statements from the initial adoption of SFAS No. 121.

   In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for the Company beginning February 1, 1996. As permitted by No. 123, the Company will continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded, to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's annual report.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of October 31, 1996, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods ended October 31, 1996 and 1995, and cash flows for the nine-month periods ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 31, 1996, and the related consolidated statements of current and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1996 (March 4, 1996 as to the fourth paragraph of Note 14), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
November 11, 1996

Part II - OTHER INFORMATION

Item 6 (a) - Exhibits

        Exhibit 10   -     Form of Subordinated Indenture between the Company
                           and The Bank of New York, Trustee (filed as Exhibit
                           4.2 to the Company's Registration Statement on Form
                           S-3 (No. 333-14257) and incorporated by reference herein).

        Exhibit 11   -    Computation of per share earnings.


Item 6 (b) - Reports on Form 8-K

             There were no reports filed on Form 8-K during the quarter ended October 31, 1996.






                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LOWE'S COMPANIES, INC.


        December 13, 1996                    \s\    Richard D. Elledge
Date
                                                 Richard D. Elledge,
                                           Senior Vice President and Chief
                                                 Accounting Officer