Form 10-K
period 1997-01-31
LOWES COMPANIES INC
filed 1997-04-25
CIK 60667

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended January 31, 1997
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from               to

                   Commission file number  0-94

                        LOWE'S COMPANIES, INC.
        (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                      56-0578072
    (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          identification No.)

      P. 0. BOX 1111, NORTH WILKESBORO, N.C.           28656-0001
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (910) 658-4000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of April 4, 1997:
$5,463,773,846.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at April 4, 1997:
173,382,339 shares.

                   Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended January 31, 1997:
Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended January 31, 1997 is not to be deemed filed as part of this report. Proxy Statement for Annual Meeting filed April 11, 1997: Part III.


                                    Part I

Item 1 - Business

       Reference is made to "Lowe's Profile" and table on the inside back cover and to pages 1, 2, 3, 12 and 13 of the Annual Report to Security Holders for fiscal year ended January 31, 1997.


Item 2 -  Properties

       At January 31, 1997, the Company operated 402 stores with a total of
       30.4 million square feet of selling space. The current prototype large store is a 100,000 square foot sales floor unit for smaller markets and a 114,000 square foot sales floor unit for medium and larger markets, each with a lawn and garden center comprising approximately 34,000 additional square feet. The Company also operates five distribution centers and twelve smaller support facilities, four of which are reload centers only for lumber and building commodities.

       Reference is also made to the map and table on the inside back cover and to notes 1, 4, 6 and 13 on pages 28, 29, 30 and 35 of the Annual Report to Security Holders for fiscal year ended January 31, 1997.

Item 3 -  Legal Proceedings

       Reference is made to Note 14 on page 35 of the Annual Report to Security Holders for fiscal year ended January 31, 1997.

Item 4 -  Submission of Matters to a Vote of Security Holders

       Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 1997.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.


Robert L. Tillman, 53
     President and Chief Executive Officer since 1996; Senior Executive Vice President and Chief Operating Officer, 1994 - 1996; Executive Vice President, Merchandising, 1991-1994; Senior Vice President,
     Merchandising, 1989-1991.

Robert L. Strickland, 66
     Chairman of the Board since 1978.


Gregory M Bridgeford, 42
Senior Vice President and General Merchandise Manager since 1996; Vice President and General Merchandise Manager, 1994 - 1996; Vice President, Merchandising, 1989 - 1994.

Richard D. Elledge, 55
     Senior Vice President and Chief Accounting Officer since 1996; Vice President and Chief Accounting Officer, 1981 - 1996; Assistant Secretary since 1991.

Lee Herring, 43
     Senior Vice President, Logistics since 1996; Vice President, Logistics, 1993 - 1996; Vice President, Merchandising, 1985 - 1993.

William L. Irons, 53
     Senior Vice President, Management Information Services since 1992; Partner, Ernst & Young, 1987 - 1992.

W. Cliff Oxford, 45
     Senior Vice President, Corporate and Human Development since 1996;
     Senior Vice President, Corporate Relations, 1994 - 1996; Vice President, Corporate Relations, 1984 - 1994.

Dale C. Pond, 51
     Senior Vice President, Marketing since 1993; Senior Vice President, Marketing and New Business Development, Home Quarters Warehouse, Inc., 1991 - 1993.

David E. Shelton, 50
     Senior Vice President, Real Estate/Engineering and Construction since 1997; Vice President, Store Operations, 1995 - 1997; Vice President, Sales Operations, 1992 - 1995; Vice President, Training, 1986 - 1992.

Larry D. Stone, 45
     Executive Vice President, Store Operations since 1996; Senior Vice President, Sales Operations, 1995 - 1996; Vice President, General Merchandising, 1992 - 1995; Vice President, Store Merchandising, 1989 - 1992.

William C. Warden, Jr., 44
     Executive Vice President, General Counsel, Chief Administrative Officer and Secretary since 1996; Senior Vice President, General Counsel and Secretary, 1993 - 1996; Assistant Secretary 1985 - 1993; Partner, McElwee, McElwee & Warden which served as General Counsel for the Company, 1979 - 1993.

Gregory J. Wessling, 45
     Senior Vice President and General Merchandise Manager since 1996; Vice President and General Merchandise Manager, 1994 - 1996; Vice President, Merchandising, 1989 - 1994.



Thomas E. Whiddon, 44
     Executive Vice President and Chief Financial Officer since 1996; Senior Vice President and Chief Financial Officer, 1995 - 1996 and Senior Vice President and Treasurer, 1994 - 1995, Zale Corporation; Vice President and Treasurer, Eckerd Corporation, 1986 - 1994; Partner, KPMG, Peat Marwick, 1984 - 1986.


                                    Part II

Item 5 -Market for the Registrant's Common Stock and Related Security Holder Matters.

         The principal market for trading in Lowe's common stock is the New York Stock Exchange, Inc. (NYSE). Lowe's common stock is also listed on the Pacific Exchange in the United States and the Stock Exchange in London. The ticker symbol for Lowe's is LOW. As of January 31, 1997, there were 11,460 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 38 of the Annual Report to Security Holders for fiscal year ended January 31, 1997 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape, and the dividends per share declared on the common stock during such periods. The Company is party to certain agreements which may limit its ability to declare dividends under certain circumstances.

         Reference is also made to notes 11 and 12 on pages 33 and 34 of the Annual Report to Security Holders for fiscal year ended January 31, 1997.

Item 6 -Selected Financial Data

         Reference is made to page 37 of the Annual Report to Security Holders for fiscal year ended January 31, 1997.

Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 and 22 of the Annual Report to Security Holders for fiscal year ended January 31, 1997.

Item 8 -Financial Statements and Supplementary Data

         Reference is made to the "Independent Auditors' Report" on page 20 and to the financial statements and notes thereto on pages 25 through 36, and to the "Selected Quarterly Data" on page 37 of the Annual Report to Security Holders for fiscal year ended January 31, 1997.

Item 9 - Disagreements on Accounting and Financial Disclosure

         Not applicable.


                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

          Reference is made to "Lowe's Board of Directors" on pages 18 and 19 of the Annual Report to Security Holders for fiscal year ended January 31, 1997, and to Part I - Executive Officers of the Registrant.

Item 11 - Executive Compensation

          Reference is made to "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which was filed, pursuant to regulation 14A with the SEC on April 11, 1997, and which sections are hereby incorporated by reference.

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

1994 Incentive Plan

      The 1994 Incentive Plan was adopted to attract, motivate, retain and reward the executives whose leadership and performance are critical to the Company's success in enhancing shareholder value, to place further emphasis on executive ownership of Company Stock and to assure deductibility of executive compensation for federal and state income tax purposes.

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

      Company Common Stock also may be issued under stock awards pursuant to the 1994 Incentive Plan. All stock awards made through January 31, 1996, were performance accelerated restricted stock (PARS) awards which provide that the shares are subject to forfeiture and are nontransferable for seven years following the award. Accelerated vesting is permitted if the Company achieves certain financial objectives during the three- and five-year periods following the award.

      Stock awards made as of January 31, 1997, include both PARS and Performance Stock Awards. The President/Chief Executive Officer, the Chairman, and members of the President's staff were granted Performance Stock shares. Other eligible senior and middle managers were granted PARS awards. The Performance Share awards are subject to forfeiture and are nontransferable unless the Company achieves specific performance objectives at the end of a three-year period. The PARS awards are subject to forfeiture and are nontransferable for five years following the award. Accelerated vesting is permitted if the Company achieves certain financial objectives during the three- and four-year periods following the award.

      The Management Bonus Program is the final component of the 1994 Incentive Plan. The Management Bonus Program provides bonus opportunities which can be earned upon achievement by the Company of preset annual financial goals. No bonuses are paid if performance is below the threshold level of corporate profitability. Additional bonus amounts are earned on a proportionate scale up to 100% of the stated bonus opportunity if the preset financial goals are met. Maximum bonuses were paid for the year ended January 31, 1995, because the Company's financial results exceeded the preset performance goals. A partial bonus equal to 25.669% of the basic bonus opportunity was paid for the year ended January 31, 1996, because financial results exceeded the minimum performance threshold but were below the goals established for full bonus payment. Maximum bonuses were again paid for the year ended January 31, 1997, because the Company's financial performance exceeded the preset performance goals.

Proposed 1997 Incentive Plan

      The 1997 Incentive Plan was approved by the Compensation Committee and the Company's Board of Directors on December 6, 1996, and is submitted for shareholder approval. The purpose of the 1997 Incentive Plan is to provide authorized shares to continue the objectives of the 1994 Incentive Plan: to attract, motivate, retain, and reward the executives whose leadership and performance are critical to the Company's success in enhancing shareholder value, to place further emphasis on executive ownership of Company Stock, and to assure deductibility of executive compensation for federal and state income tax purposes.

Benefit Restoration Plan

      The Benefit Restoration Plan was adopted by the Company in May 1990, to provide qualifying executives with benefits equivalent to those received by all other employees under the Company's basic qualified employee retirement plans. Qualifying executives are those executives whose annual additions and other benefits, as normally provided to all participants under those qualified plans, would be curtailed by Internal Revenue Code restrictions, and who are selected by the Committee to participate in the Plan. The Benefit Restoration Plan benefits are determined annually. Participating executives may elect annually to defer benefits or to receive a current cash payment.

Other Compensation

      The Company's Executive Officers participate in the various qualified and non-qualified employee benefit plans sponsored by the Company. The Company makes only nominal use of perquisites in compensating its Executive Officers.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

          Reference is made to "Security Ownership of Certain Beneficial Owners and Management" included in the definitive Proxy Statement which was filed pursuant to regulation 14A, with the SEC on April 11,1997, and is hereby incorporated by reference.



Item 13 - Certain Relationships and Related Transactions

          Reference is made to "Information About the Board of Directors and Committees of the Board", "Certain Relationships and Related Transactions" included in the definitive Proxy Statement which was filed, pursuant to regulation 14A, with the SEC on April 11,1997, and is hereby incorporated by reference.


                                    Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a)  1. Financial Statements
             Reference is made to the following items and page numbers appearing in the Annual Report to Security Holders for fiscal year ended January 31, 1997:

                                      Pages
             Independent Auditors' Report                                   20

             Consolidated Statements of Current and Retained Earnings
             for each of the fiscal years in the three year period
             ended January 31, 1997                                         25

             Consolidated Balance Sheets at January 31, 1997,
             1996 and 1995                                                  26

             Consolidated Statements of Cash Flows for each of the
             fiscal years in the three-year period ended
             January 31, 1997                                               27

             Notes to Consolidated Financial Statements for each
             of the fiscal years in the three-year period ended
             January 31, 1997                                            28-36

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

            (10.12) Release and Separation Agreement dated November 9, 1995, between the Company and Harry B. Underwood II (filed as
                    Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1995, and incorporated by reference herein).

            (10.13) Amended and Restated Indenture, dated as of December 1,
                    1995, between the Company and First National Bank of Chicago, as Trustee (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

            (10.14) Form of the Company's 6 3/8 % Senior Note due December 15,
                    2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

            (10.15) Form of Subordinated Indenture between the Company and The
                    Bank of New York, Trustee (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-14257) and incorporated by reference herein).

             (11)   Computation of per share earnings.

             (12)   Statement re computation of ratios

             (13) Annual Report to Security Holders for fiscal year ended January 31, 1997.

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

                                               /s/ Lowe's Companies, Inc.
                                                   Lowe's Companies, Inc.

     April 25, 1997             By              /s/ Robert L. Tillman
                                                    Robert L. Tillman
         Date                               President, Chief Executive Officer
                                                      and Director

     April 25, 1997              By:            /s/ Thomas E. Whiddon
         Date                                       Thomas E. Whiddon
                                                 Executive Vice President
                                                and Chief Financial Officer

     April 25, 1997              By:            /s/ Richard D. Elledge
         Date                                       Richard D. Elledge
                                                   Senior Vice President,
                                                and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             Chairman of the Board of
  /s/ Robert L. Strickland    Directors and Director             4/25/97
      Robert L. Strickland                                        Date

                            President, Chief Executive
  /s/ Robert L. Tillman        Officer and Director              4/25/97
      Robert L. Tillman                                           Date


                                     Director
      William A. Andres                                           Date

  /s/ John M. Belk                   Director                    4/25/97
      John M. Belk                                                Date

  /s/ Carol A. Farmer                Director                    4/25/97
      Carol A. Farmer                                             Date

  /s/ Paul Fulton                    Director                    4/25/97
      Paul Fulton                                                  Date

                                     Director
      James F. Halpin                                              Date

  /s/ Leonard G. Herring             Director                    4/25/97
      Leonard G. Herring                                           Date

  /s/ Petro Kulynych                 Director                    4/25/97
      Petro Kulynych                                               Date

                                     Director
      Russell B. Long                                              Date

  /s/ Claudine B. Malone             Director                     4/25/97
      Claudine Malone                                              Date

  /s/ Robert G. Schwartz             Director                     4/25/97
      Robert G. Schwartz                                           Date