Form 10-Q
period 1997-05-02
LOWES COMPANIES INC
filed 1997-06-13
CIK 60667

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  May 2, 1997
                                      OR

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

                              (910)658-4000
               (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 30, 1997
Common Stock, $.50 par value                            173,866,419

                                   13
                               TOTAL PAGES

                          LOWE'S COMPANIES, INC.


                                 -INDEX-


PART I   Financial Information:                             Page No.

     Consolidated Balance Sheets   May 2, 1997,
     April 30, 1996 and January 31, 1997                       3

     Consolidated Statements of Current and
     Retained Earnings   three months
     ended May 2, 1997 and April 30, 1996                      4

     Consolidated Statements of Cash Flows   three
     months ended May 2, 1997 and April 30, 1996               5

     Notes to Consolidated Financial Statements.             6-7

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                  8-10

     Independent Accountants' Report                          11



PART II   Other Information                                   12

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K


EXHIBIT INDEX

     Exhibit 11     Computation of per share earnings         13

Consolidated Balance Sheets

Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands

                                May 2,           April 30,       January 31,
                                   1997              1996             1997
Assets

Current assets:

Cash and cash equivalents      $   47,872        $  108,359        $   40,387
Short-term investments             19,609            84,241            30,103
Accounts receivable - net         147,871           135,063           117,562
Merchandise inventory           1,819,125         1,451,823         1,605,880
Other assets                       54,848            53,654            57,534

Total current assets            2,089,325         1,833,140         1,851,466

Property, less accumulated
   depreciation                 2,583,027         1,984,704         2,494,396
Long-term investments              30,519            28,277            35,615
Other assets                       46,455            56,931            53,477

Total assets                   $4,749,326        $3,903,052        $4,434,954


Liabilities and Shareholders' Equity

Current liabilities:

Short-term borrowings          $  140,717        $   59,961        $   80,905
Current maturities of
   long-term debt                  23,285             8,718            22,566
Accounts payable                1,016,173           842,711           914,167
Employee retirement plans          67,857            45,846            60,770
Accrued salaries and wages         65,846            43,694            71,662
Other current liabilities         254,835           209,326           198,461

Total current liabilities       1,568,713         1,210,256         1,348,531

Long-term debt, excluding
   current maturities             788,637           897,978           767,338
Deferred income taxes             103,370            87,337           101,609

Total liabilities               2,460,720         2,195,571         2,217,478

Shareholders' equity
Preferred stock - $5 par value,
   none issued                          -                 -                 -
Common stock - $.50 par value;
     Issued and Outstanding
  May 2, 1997       173,628,954
  April 30, 1996    161,234,218
  January 31, 1997  173,403,639    86,814            80,617            86,702
Capital in excess of par          912,004           607,721           903,661
Retained earnings               1,306,755         1,027,462         1,245,888
Unearned compensation-restricted
   stock awards                   (16,779)           (7,597)          (18,434)
Unrealized loss on available-
   for-sale securities               (188)             (722)             (341)

Total shareholders' equity       2,288,606        1,707,481         2,217,476

Total liabilities and
shareholders' equity            $4,749,326       $3,903,052        $4,434,954


See accompanying notes to consolidated financial statements.

Consolidated Statements of Current and Retained Earnings

Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data

                                             Quarter ended
                                      May 2, 1997       April 30, 1996
                                   Amount  Percent      Amount   Percent
    Current Earnings

    Net sales                   $2,400,754   100.00  $1,906,498  100.00
    Cost of sales                1,777,051    74.02   1,429,998   75.01
    Gross margin                   623,703    25.98     476,500   24.99

    Expenses:
    Selling, general
        and administrative         412,218    17.18     318,978   16.72
    Store opening costs              8,252     0.34      12,493    0.66
    Depreciation                    56,712     2.36      44,635    2.34
    Employee retirement plans       19,262     0.80      13,671    0.72
    Interest                        17,286     0.72      13,189    0.69
    Total expenses                 513,730    21.40     402,966   21.13

    Pre-tax earnings               109,973     4.58      73,534    3.86

    Income tax provision            39,590     1.65      26,472    1.39

    Net earnings                  $ 70,383     2.93     $47,062    2.47


    Shares outstanding
     (weighted average)            173,528              161,140
    Earnings per common & common
      equivalent share               $0.41                $0.29
    Earnings per common share -
      assuming full dilution         $0.41                $0.28


 Retained earnings

    Balance at beginning
        of period               $1,245,888             $988,447
    Net earnings                    70,383               47,062
    Cash dividends                  (9,516)              (8,047)
    Balance at end of period    $1,306,755           $1,027,462


 See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands

                                           For the three-months ended
                                           May 2,             April 30,
                                            1997                 1996
Cash Flows From Operating Activities:
    Net Earnings                           $ 70,383           $ 47,062
    Adjustments to Reconcile
     Net Earnings to Net Cash
     Provided By Operating Activities:
     Depreciation                           56,712              44,635
     Amortization of
      Original Issue Discount                   28                 874
     Increase
      in Deferred Income Taxes               2,613               1,141
     (Gain)Loss on Disposition/Writedown
      of Fixed and Other Assets              6,120              (1,156)
     Decrease (Increase) in Operating Assets:
       Accounts Receivable - Net            (30,309)           (21,580)
       Merchandise Inventory               (213,245)          (184,746)
       Other Operating Assets                 1,811                752
     Increase in Operating Liabilities:
       Accounts Payable                     102,006            187,312
       Employee Retirement Plans             15,587             11,915
       Other Operating Liabilities           52,091             34,666
    Net Cash Provided by
     Operating Activities                    63,797            120,875

Cash Flows from Investing Activities:
    Decrease (Increase) in Investment Assets:
      Short-Term Investments                 16,879             33,398
      Purchases of Long-Term Investments     (3,012)            (7,636)
      Proceeds from Sale/Maturity
        of Long-Term Investments              1,958             10,548
    Decrease in Other Long-Term Assets          315                 76
    Fixed Assets Acquired                  (121,539)          (144,121)
    Proceeds from the Sale of Fixed
      and Other Long-Term Assets              1,984              3,825
    Net Cash Used in Investing
        Activities                         (103,415)          (103,910)

Cash Flows from Financing Activities:
    Sources:
     Net Increase in
      Short-Term Borrowings                  59,812             43,344
     Stock Options Exercised                     76                  -
     Total Financing Sources                 59,888             43,344
    Uses:
     Repayment of Long-term Debt             (3,269)            (7,771)
     Cash Dividend Payments                  (9,516)            (8,047)
     Total Financing Uses                   (12,785)           (15,818)
     Net Cash Provided by Financing
      Activities                             47,103             27,526

    Net Increase in Cash and
      Cash Equivalents                        7,485             44,491
    Cash and Cash Equivalents,
      Beginning of Period                    40,387             63,868
    Cash and Cash Equivalents,
      End of Period                         $47,872           $108,359


 See accompanying notes to consolidated financial statements.

               Lowe's Companies, Inc. and Subsidiary Companies
                 Notes to Consolidated Financial Statements

Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by an independent certified public accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of May 2, 1997, and the results of operations and the cash flows for the three-month periods ended May 2, 1997 and April 30, 1996.

Note 2: During this fiscal year, when the current quarter is compared with the same fiscal quarter in the prior year, certain variances result because, effective February 1, 1997, the Company adopted a 52 week fiscal year, changing the year end date from January 31 to the Friday nearest January
31. Each quarter of the 52 week fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. The Company estimates that had it been on a similar calendar in fiscal 1996, the previously reported results for the first quarter would have been favorably impacted by approximately three cents per share. The earnings differences for the second, third and fourth quarters of fiscal 1996 attributable to the Company's change of its fiscal calendar are approximately one cent per share or less.

Note 3: The Company has a cash management program which provides for the investment of excess cash balances in financial instruments which have maturities of up to three years. Investments with original maturities of three months or less when purchased are classified as cash equivalents. Investments with a maturity of between three months and one year from the balance sheet date are classified as short-term investments. Investments with maturities greater than one year are classified as long-term.

Note 4: Net interest expense is composed of the following ($ in thousands):

                                                  Quarter ended
                                               May 2,     April 30,
                                                1997        1996
     Long-term debt                           $ 6,576      $ 9,763
     Capitalized leases                        10,010        5,676
     Short-term debt                            3,435        1,198
     Amortization of loan cost                     89          103
     Short-term interest income                (1,499)      (2,221)
     Interest capitalized on
        construction in progress               (1,325)      (1,330)

     Net interest expense                     $17,286      $13,189

Note 5: If the FIFO method of inventory accounting had been used, inventories would have been $77,162,000 higher at May 2, 1997, $77,717,000 higher at April 30, 1996 and $74,616,000 higher at January 31, 1997.

Note 6: Stock options exercised consisted of 4,000 shares resulting in proceeds of $75,500 for the quarter ended May 2, 1997. There were no stock options exercised in the quarter ended April 30, 1996.

Note 7: Property is shown net of accumulated depreciation of $660,374,000 at May 2, 1997, $496,635,000 at April 30, 1996 and $609,707,000 at January 31,
1997.

Note 8: Supplemental disclosures of cash flow information ($ in thousands):

                                                      Quarter ended
                                              May 2, 1997     April 30, 1996
     Cash paid for interest
       (net of capitalized)                      $22,996         $17,758
     Cash paid for income taxes                    4,982           1,811
     Non-cash investing and financing activities:
       Common stock issued to ESOP                 8,500          10,993
       Fixed assets acquired under
         capital lease                            25,260          33,310

Note 9: In January 1997, the Board of Directors authorized the funding of the Fiscal 1996 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first quarter of Fiscal 1997, the Company issued 225,165 shares with a market value of $8.5 million.

Note 10: On May 9, 1997, the Company registered $350 million of Medium-Term Notes (MTN's) from its shelf registration filed with the SEC on November 8, 1996. As of May 15, 1997, the Company had sold $100 million of these MTN's to investors with a final maturity of May 15, 2037, at a yield of 7.11%. This issuance of MTN's may be put at the option of the holder on either the tenth or twentieth anniversary date of the issue.

Note 11: Earnings per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from stock options. Earnings per common share - assuming full dilution reflects the potential dilutive effect of dilutive common share equivalents and the Company's 3% Convertible Subordinated Notes issued July 22, 1993.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion No.
15. The Company will adopt SFAS 128 in the quarter and year ending January 30, 1998. Had the new standard been applied in the quarter ending May 2, 1997, basic and diluted EPS would have been the same as primary and fully diluted EPS under APB Opinion No. 15.

Note 12: The Company has a program with General Electric Capital Corporation (GECC) under which it sells credit card receivables from its proprietary credit card to GECC. Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125), effective for transactions after December 31, 1996, would require the Company to record the receivables sold to GECC as assets on its consolidated balance sheet, with a corresponding amount shown as a liability under the structure of the current credit card sales agreement. At May 2, 1997, the Company has not reflected the credit card receivables which have arisen and been sold to GECC since December 31, 1996 in its consolidated balance sheet, as such amounts are not material. The Company is currently working with GECC to restructure the credit card sales agreement, and believes that under the new agreement, the credit card receivables will continue to be excluded from the consolidated balance sheet under SFAS 125.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the financial statements and the financial statement footnotes included in this Form 10-Q.

     For the first quarter of fiscal 1997, sales increased 26% to $2.401 billion, comparable store sales had a 7% gain and net earnings increased by 50% to $70.383 million compared to last year's first quarter results. Earnings per share (fully diluted) were $.41 compared to $.28 for the comparable quarter of last year.

     Sales in the first quarter were enhanced by the addition of 5.7 million square feet of retail selling space at new and existing locations since last year's first quarter. Sales performances in our basic businesses were strong through-out the quarter. Electrical, home decor, tools, appliances, kitchen cabinets and lawn and garden categories all posted sales increases exceeding 25%.

     Gross margin was 25.98% of sales for the quarter ended May 2, 1997 compared to 24.99% for the first quarter of last year. Of the 99 basis point improvement, 12 basis points were due to a favorable LIFO comparison. The balance of 87 points is due to several components including continued efforts in monitoring store pricing disciplines, favorable changes in the merchandise mix as well as the mix shift from contractor to retail. The newer higher margin categories which are less seasonal, such as floor care and R.T.A. (ready-to-assemble) furniture also contributed to improved margin performance. These categories were introduced in the second half of 1996 as the consumer electronics offering was modified.

     Selling, general and administrative expenses (SG&A) were 17.18% of sales versus 16.72% in last year's first quarter. The sudden shift to cooler and wetter weather in April and its effect on sales in that month resulted in stores' payroll not being leveraged by sales for the quarter. In addition, the timing of write-downs of properties related to future closings or relocations of stores, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," had a negative impact on the SG&A comparison.

     For the quarter ended May 2, 1997, store opening costs were $8.3 million versus $12.5 million last year, representing costs associated with the opening of 8 stores this year (6 new and 2 relocated) compared to 15 stores in last year's first quarter (10 new and 5 relocated). Charges in this quarter for future and prior openings were $2.7 million compared to $3.3 million in 1996's first quarter. The Company's 1997 expansion plans are discussed under "Liquidity and Capital Resources" below.

     Depreciation was $56.7 million for the quarter ended May 2, 1997. This is an increase of 27% over the comparable period last year and is due primarily to real estate, fixtures, displays and computer equipment relating to the Company's expansion program.

     Employee retirement plans expense increased 41% to $19.3 million for the quarter ended May 2, 1997. Higher estimated eligibility rates were primarily responsible for the increase.

     Interest expense increased from $13.2 million to $17.3 million for the quarter ended May 2, 1997. Interest increased primarily due to capitalized building leases and short-term interest expense.

     The Company's effective income tax rate was 36.00% for the quarters ended May 2, 1997 and April 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The uses of cash in the first quarter have continued to lay the groundwork for successfully implementing the Company's strategic plan. Net cash provided by operating activities was $64 million for the quarter ended May 2, 1997 compared to $121 million for last year's first quarter. The decrease in this year's first quarter resulted primarily from expansion related increases in inventory levels and a smaller increase in accounts payable.

     The Company's working capital was $521 million at May 2, 1997 compared to $623 million at April 30, 1996 and $503 million at January 31, 1997.

     Real property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1997 capital budget is targeted at $1.2 billion, inclusive of $300 million in operating or capital leases. Over 80% of the capital budget is for store expansion. Lowe's ended the first quarter with 407 stores and 31.1 million square feet of retail selling space, a 23% increase over first quarter 1996's selling space. Expansion plans for 1997 consist of approximately 60 to 65 new stores with about 70% in new markets and the balance relocations of existing stores, for approximately 6.2 million square feet of additional retail space. Approximately one-half of the 1997 projects will be leased. Our first quarter expansion included 2 relocations and 6 new stores representing 760 thousand square feet of new incremental retail space.

     Current plans are to finance the Company's 1997 expansion program through funds from operations, leases, issuance of $58 million in common stock to our ESOP and from external financing. The Company had $141 million of short-term borrowings at May 2, 1997 compared to $60 million at April 30, 1996 and $81 million at January 31, 1997. On May 9, 1997, the Company registered $350 million of Medium-Term Notes (MTN's) from its shelf registration filed with the SEC on November 8, 1996. As of May 15, 1997, the Company had sold $100 million of these MTN's to investors with a final maturity of May 15, 2037, at a yield of 7.11%. This issuance of MTN's may be put at the option of the holder on either the tenth or twentieth anniversary date of the issue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion No.
15. The Company will adopt SFAS 128 in the quarter and year ending January 30, 1998. Had the new standard been applied in the quarter ending May 2, 1997, basic and diluted EPS would have been the same as primary and fully diluted EPS under APB Opinion No. 15.


FORWARD-LOOKING LANGUAGE

     This Securities and Exchange Commission Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Therefore, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ from expectations include, but are not limited to, general economic trends, availability and development of real estate for expansion, commodity markets, and the nature of competition and weather conditions, all which are described in detail in the Company's 1996 Annual Report.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiary companies as of May 2, 1997 and April 30, 1996, and the related consolidated statements of current and retained earnings and of cash flows for the three-month periods ended May 2, 1997 and April 30, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 31, 1997, and the related consolidated statements of current and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 20, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
May 13, 1997

Part II   OTHER INFORMATION

      6 (a) - Exhibits

              Exhibit 11 - Computation of per share earnings


Part II   OTHER INFORMATION

     6 (b) - Reports on Form 8 K

             There were no reports filed on Form 8-K during the quarter ended May 2, 1997.






                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LOWE'S COMPANIES, INC.





Date    June 13, 1997                        \s\    Richard D. Elledge

                                                   Richard D. Elledge,
                                                  Senior Vice President
                                               and Chief Accounting Officer