Form 10-Q
period 1997-08-01
LOWES COMPANIES INC
filed 1997-09-12
CIK 60667

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  August 1, 1997
                                      OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 1, 1997
Common Stock, $.50 par value                            174,534,256

                                   15
                              TOTAL PAGES

LOWE'S COMPANIES, INC.


- INDEX -


PART I - Financial Information:                          Page No.

     Consolidated Balance Sheets - August 1, 1997,
     July 31, 1996 and January 31, 1997                     3

     Consolidated Statements of Current and
     Retained Earnings - three months and six months
     ended August 1, 1997 and July 31, 1996                 4

     Consolidated Statements of Cash Flows - six
     months ended August 1, 1997 and July 31, 1996          5

     Notes to Consolidated Financial Statements           6-8

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition               9-11

     Independent Accountants' Report                       12



PART II - Other Information                             13-14

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K

EXHIBIT INDEX

     Exhibit 11    Computation of per share earnings       15

Consolidated Balance Sheets

Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands

                               August 1,          July 31,      January 31,
                                   1997              1996             1997
Assets

Current assets:

Cash and cash equivalents      $   35,673        $  104,966        $   40,387
Short-term investments            135,826            57,148            30,103
Accounts receivable - net         149,547           143,279           117,562
Merchandise inventory           1,748,931         1,452,715         1,605,880
Other assets                       66,063            67,990            57,534

Total current assets            2,136,040         1,826,098         1,851,466

Property, less accumulated
   depreciation                 2,719,711         2,124,568         2,494,396
Long-term investments              30,328            24,016            35,615
Other assets                       49,742            57,043            53,477

Total assets                   $4,935,821        $4,031,725        $4,434,954


Liabilities and Shareholders' Equity

Current liabilities:

Short-term borrowings          $   84,375        $   25,034        $   80,905
Current maturities of
   long-term debt                  11,750             9,792            22,566
Accounts payable                  966,432           773,175           914,167
Employee retirement plans          59,822            44,527            60,770
Accrued salaries and wages         61,588            76,681            71,662
Other current liabilities         278,871           229,409           198,461

Total current liabilities       1,462,838         1,158,618         1,348,531

Long-term debt, excluding
   current maturities             934,329           693,649           767,338
Deferred income taxes             105,708            91,809           101,609

Total liabilities               2,502,875         1,944,076         2,217,478


Shareholders' equity
Preferred stock - $5 par value,
   none issued                          -                 -                 -
Common stock - $.50 par value;
     Issued and Outstanding
  August 1, 1997       174,310,291
  July 31, 1996        172,597,431
  January 31, 1997     173,403,639       87,155          86,299         86,702
Capital in excess of par                937,348         875,606        903,661
Retained earnings                     1,423,699       1,133,216      1,245,888
Unearned compensation-restricted
   stock awards                         (15,287)         (7,016)      (18,434)
Unrealized gain(loss) on available-
   for-sale securities                       31            (456)         (341)

Total shareholders' equity            2,432,946       2,087,649      2,217,476

Total liabilities and
shareholders' equity                 $4,935,821      $4,031,725     $4,434,954


See accompanying notes to consolidated financial statements.

Consolidated Statements of Current and Retained Earnings

Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data

                                           Quarter Ended                                      Six Months Ended
                                 August 1, 1997       July 31, 1996             August 1, 1997         July 31, 1996
    Current Earnings            Amount   Percent      Amount  Percent          Amount  Percent        Amount  Percent

    Net sales                 $2,808,086   100.00  $2,459,008  100.00       $5,208,840   100.00    $4,365,506  100.00

    Cost of sales              2,076,993    73.96   1,830,216   74.43        3,854,044    73.99     3,260,214   74.68

    Gross margin                 731,093    26.04     628,792   25.57        1,354,796    26.01     1,105,292   25.32

    Expenses:

    Selling, general
        and administrative       427,844    15.24     361,915   14.73          840,062   16.13        680,893   15.60

    Store opening costs           12,289     0.44      12,560    0.51           20,541    0.39         25,053    0.57

    Depreciation                  58,569     2.09      47,767    1.94          115,282    2.21         92,402    2.12

    Employee retirement plans     19,459     0.69      17,051    0.69           38,721    0.74         30,722    0.70

    Interest                      16,005     0.57      12,115    0.49           33,290    0.63         25,304    0.58

    Total expenses               534,166    19.03     451,408   18.36        1,047,896   20.12        854,374   19.57

    Pre-tax earnings             196,927     7.01     177,384    7.21          306,900    5.89        250,918    5.75

    Income tax provision          70,431     2.51      63,105    2.56          110,021    2.11         89,577    2.05

    Net earnings                $126,496     4.50    $114,279    4.65         $196,879    3.78       $161,341    3.70

    Shares outstanding
     (weighted average)          174,121              163,363                  173,821               162,264

    Earnings per common & common
      equivalent share             $0.73                $0.70                    $1.13                 $0.99

    Earnings per common share -
      assuming full dilution       $0.73                $0.67                    $1.13                 $0.96

 Retained Earnings
    Balance at beginning
        of period             $1,306,755           $1,027,462                1,245,888               988,447
    Net earnings                 126,496              114,279                  196,879               161,341
    Cash dividends                (9,552)              (8,525)                 (19,068)              (16,572)
    Balance at end of period  $1,423,699           $1,133,216               $1,423,699            $1,133,216


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands

                                            For the six months ended
                                           August 1,          July 31,
                                             1997               1996
Cash Flows From Operating Activities:
    Net Earnings                           $196,879           $161,341
    Adjustments to Reconcile
     Net Earnings to Net Cash
     Provided By Operating Activities:
     Depreciation                           115,282             92,402
     Amortization of
      Original Issue Discount                    86              1,616
     Increase
      in Deferred Income Taxes                7,004              5,904
     (Gain) Loss on Disposition/Writedown
      of Fixed and Other Assets              10,397               (385)
     Increase in Operating Assets:
       Accounts Receivable - Net            (31,985)           (29,796)
       Merchandise Inventory               (143,051)          (185,638)
       Other Operating Assets               (11,516)           (13,960)
     Increase
      in Operating Liabilities:
       Accounts Payable                      52,265            117,776
       Employee Retirement Plans             33,032             27,096
       Other Operating Liabilities           73,498             88,319
    Net Cash Provided by
     Operating Activities                   301,891            264,675

Cash Flows from Investing Activities:
    Decrease (Increase) in Investment Assets:
     Short-Term Investments                 (97,339)            66,166
    Purchases of Long-Term Investments       (4,547)            (9,671)
    Proceeds from Sale/Maturity
     of Long-Term Investments                 2,022             11,578
    (Increase) Decrease in Other
     Long-Term Assets                        (2,357)               329
    Fixed Assets Acquired                  (321,741)          (282,679)
 Proceeds from the Sale of Fixed
      and Other Long-Term Assets              7,594              8,426
 Net Cash Used in Investing
      Activities                           (416,368)          (205,851)

Cash Flows from Financing Activities:
    Sources:
     Long-Term Debt Borrowings              142,028                 -
     Net Increase in Short-Term
      Borrowings                              3,470              8,417
     Stock Options Exercised                    145                 -
     Total Financing Sources                145,643              8,417
    Uses:
     Repayment of Long-Term Debt            (16,812)            (9,571)
     Cash Dividend Payments                 (19,068)           (16,572)
     Total Financing Uses                   (35,880)           (26,143)
     Net Cash Provided by (Used in)
      Financing Activities                  109,763            (17,726)

    Net (Decrease) Increase in Cash
      and Cash Equivalents                   (4,714)            41,098
    Cash and Cash Equivalents,
     Beginning of Period                     40,387             63,868
    Cash and Cash Equivalents,
       End of Period                        $35,673           $104,966


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

Note  1:  The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of August 1, 1997, and the results of operations for the quarter and six months ended August 1, 1997 and July 31, 1996, and the cash flows for the six months ended August 1, 1997 and July 31, 1996.

Note 2: Effective February 1, 1997, the Company adopted a 52 week fiscal year, changing the year end date from January 31 to the Friday nearest January 31. Each quarter of the 52 week fiscal year will contain 13 weeks except for the fiscal years with 53 weeks.

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

Note  4:  Net interest expense is composed of the following ($ in thousands):


                        Quarter ended                Six months ended
                    August 1,    July 31,          August 1,      July 31,
                     1997          1996             1997           1996
 Long-term debt$     8,309     $  8,908          $14,885         $18,671
 Capitalized leases  9,914        6,652           19,924          12,328
Short-term debt      1,624          504            5,058           1,702
 Amortization of
   loan cost           115           97              205             200
 Short-term
  interest income   (2,188)      (2,504)	          (3,687)         (4,725)
 Interest
  capitalized on
  construction in
  progress          (1,769)      (1,542)          (3,095)         (2,872)

 Net interest
    expense        $16,005      $12,115          $33,290         $25,304


Note 5: If the FIFO method of inventory accounting had been used, inventories would have been $80,247,000 higher at August 1, 1997, $83,176,000 higher at July 31, 1996 and $74,616,000 higher at
             January 31, 1997.

Note 6: Stock options exercised in the three-month and six-month periods ended August 1, 1997 consisted of 8,000 and 12,000 shares, respectively, resulting in proceeds of $69,000 and $145,000, respectively. There were no stock options exercised in the three-month and six-month periods ended July 31, 1996.

Note 7: Property is shown net of accumulated depreciation of $708,363,000 at August 1, 1997, $534,376,000 at July 31, 1996 and $609,707,000
             at January 31, 1997.

Note  8:     Supplemental disclosures of cash flow information ($ in
             thousands):
                                                 Six months ended
                                        August 1, 1997         July 31, 1996
Cash paid for interest
 (net of capitalized)                     $ 38,305               $  29,462
Cash paid for income taxes                  81,005                  49,352
Non-cash investing and
 financing activities:
    Common stock issued to ESOP             33,980                  27,493
    Fixed assets acquired under
        capital lease                       30,873                  88,178
    Conversion of debt to common stock        -                    256,798

Note 9: In January 1997, the Board of Directors authorized the funding of the Fiscal 1996 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first half of Fiscal 1997, the Company issued 895,152 shares with a market value of $34 million. The remaining shares will be issued by the end of the third quarter.

Note 10: On May 9, 1997, the Company registered $350 million of Medium-Term Notes (MTN's) from a shelf registration filed with the SEC on November 8, 1996. As of August 1, 1997, the Company had sold $143 million of these MTN's to investors with final maturities ranging from June 17, 2027 to May 15, 2037, at yields ranging from 7.11% to 7.61%. Approximately 70% of the MTN's may be put at the option of the holder on either the tenth or twentieth anniversary date of the issue.

Note 11: Earnings per common and common equivalent share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable from stock options. Earnings per common share - assuming full dilution reflects the potential dilutive effect of common share equivalents and the Company's 3% Convertible Subordinated Notes which were all redeemed or converted by July 22, 1996.

             In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to APB Opinion No. 15. The Company will adopt SFAS 128 in the quarter and year ending January 30, 1998. Had the new standard been applied in the quarter and six months ending August 1, 1997, basic and diluted EPS would have been the same as primary and fully diluted EPS under APB opinion No. 15.

Note 12: Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125), is effective for transactions after December 31, 1996. The Company has entered into a new consumer credit card program agreement with the Monogram Credit Card Bank of Georgia (the Bank), a wholly owned subsidiary of General Electric Capital Corporation. Because credit will be extended directly by the Bank, the provisions of SFAS 125 will not be applicable to the Company.

Note 13: In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued.
             SFAS 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years. The Company will adopt SFAS 130 in the year ending January 29, 1999. Had the new standard been applied in the quarter ending August 1, 1997, comprehensive income would be $219,000 and $372,000 higher than net earnings for the quarter and six months ending August
             1, 1997 due to the unrealized holding gains on available-for-sale securities.

             Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
             131) was also issued in June 1997. SFAS 131 will be effective for the Company in the fiscal year beginning January 31, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management does not believe that the adoption of SFAS 131 will have a material impact on the Company's current disclosures of its one operating segment, home improvement retailing.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the financial statements and the financial statement footnotes included in this Form 10-Q.

     For the second quarter ended August 1, 1997, sales increased 14% to $2.808 billion, net earnings increased 11% to $126.5 million and earnings per share (fully diluted) were $.73 compared to $.67 in the comparable quarter of last year. Comparable store sales were up 3%. For the large store group (more than 80,000 square feet), comparable store sales were up 5%. For the six months ended August 1, 1997, sales grew 19% to $5.209 billion, net earnings increased 22% to $196.9 million and earnings per share (fully diluted) were $1.13 compared to $.96 in the comparable period of last year. Comparable store sales were up 5% year to date.

     Sales in the second quarter were enhanced by the addition of 5.1 million square feet of retail selling space at new and existing locations since last year's second quarter. Significant sales gains came in appliances, electrical, home decor, tools, nursery and gardening, and outdoor hardlines. Average inflation in sales prices was flat.

     Gross margin was 26.04% of sales for the quarter ended August 1, 1997, versus 25.57% in last year's quarter. The increase in gross margin rate continues to reflect the continuing shift in business from contractor to retail, favorable changes in our product mix and ongoing monitoring of store pricing disciplines. Gross margin for the six months ended August 1, 1997, was 26.01% versus 25.32% last year.

     Selling, general and administrative expenses (SG&A) were 15.24% of sales in the second quarter versus 14.73% in last year's quarter. SG&A increased 18% compared to a 14% sales increase in the quarter. The unseasonably cool weather in May 1997 and its effect on sales in that month and soft project sales throughout the quarter resulted in stores' payroll not being leveraged by sales for the quarter. For the six months ended August 1, 1997, SG&A was 16.13% of sales versus 15.60% for the comparable period last year. The six months' SG&A percent of sales was impacted by similar factors which also occurred in the month of April this year.

     For the quarter ended August 1, 1997, store opening costs were $12.3 million versus $12.6 million last year, representing costs associated with the opening of 9 stores this year (4 new and 5 relocated) compared to 14 stores
last year (12 new and 2 relocated).   Charges in this quarter for future and
prior openings were $5.5 million compared to $3.3 million in 1996's second quarter. For the six months ended August 1, 1997, store opening costs were $20.5 million versus $25.1 million last year, representing costs associated with the opening of 17 stores this year (10 new and 7 relocated) compared to 29 stores in the comparable period last year (22 new stores and 7 relocations).

     Depreciation was $58.6 million for the quarter ended August 1, 1997 and $115.3 million for the six months ended August 1, 1997, increasing 23% and 25% over the respective comparable periods last year. The increases are due primarily to buildings, fixtures, displays, computer equipment and store equipment relating to the Company's expansion program.

     Employee retirement plans expense increased 14% to $19.5 million for the quarter ended August 1, 1997. As a percent to sales, employee retirement plans expense was 0.69%, unchanged from last year's comparable quarter. For the six months ended August 1, 1997, employee retirement plans expense was up 26% to $38.7 million.

     Interest expense increased $8.0 million to $33.3 million for the six months ended August 1, 1997. This is the result of an increase of $4.1 million in the first quarter and an increase of $3.9 million in the second quarter. Interest increased primarily due to medium-term notes issued during the second quarter, new capitalized building leases and short-term interest expense.

     The Company's effective income tax rate was 35.77% for the quarter ended August 1, 1997, compared to 35.58% for the comparable quarter last year. The effective rate was 35.85% versus 35.70% for the six months ended August 1, 1997 and July 31, 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The uses of cash in the first six months have continued to lay the groundwork for successfully implementing the Company's strategic plan. Net cash provided by operating activities was $302 million for the six months ended August 1, 1997 compared to $265 million for last year's first six months. The increase resulted primarily from increased net earnings and less expansion related increases in inventory levels offset by smaller increases in accounts payable.

     The Company's working capital was $673 million at August 1, 1997 compared to $667 million at July 31, 1996 and $503 million at January 31, 1997.

     Real property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1997 capital budget is targeted at $1 billion, inclusive of capital leases. Over 80% of the capital budget is for store expansion. Lowe's ended the second quarter with 412 stores and 31.9 million square feet of retail selling space, a 19% increase over selling space at July 31, 1996. Expansion plans for 1997 consist of approximately 60 to 65 new stores with about 70% in new markets and the balance relocations of existing stores, for approximately 6.2 million square feet of additional retail space. Approximately one-half of the 1997 projects will be leased. Expansion in the first half of fiscal 1997 included 10 new stores and 7 relocations representing 1.5 million square feet of new incremental retail space.

     Current plans are to finance the Company's 1997 expansion program through funds from operations, leases, issuance of $58 million in common stock to our ESOP and from external financing. The Company had $84 million of short-term borrowings at August 1, 1997 compared to $25 million at July 31, 1996 and $81 million at January 31, 1997. On May 9, 1997, the Company registered $350 million of Medium-Term Notes (MTN's) from its shelf registration filed with the SEC on November 8, 1996. As of August 12, 1997, the Company had sold $143 million of these MTN's to investors with final maturities ranging from June 17, 2027 to May 15, 2037, at yields ranging from 7.11% to 7.61%.

Approximately 70% of the MTN's may be put at the option of the holder on either the tenth or twentieth anniversary date of the issue.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion No.
15. The Company will adopt SFAS 128 in the quarter and year ending January 30, 1998. Had the new standard been applied in the three months and six months ending August 1, 1997, basic and diluted EPS would have been the same as primary and fully diluted EPS under APB Opinion No. 15.

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued. SFAS 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years. The Company will adopt SFAS 130 in the year ending January 29, 1999. Had the new standard been applied in the quarter ending August 1, 1997, comprehensive income would be $219,000 and $372,000 higher than net earnings for the quarter and the six months ending August 1, 1997 due to the unrealized holding gains on available-for-sale securities.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) was also issued in June 1997. SFAS 131 will be effective for the Company in the fiscal year beginning January 31, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management does not believe that the adoption of SFAS 131 will have a material impact on the Company's current disclosures of its one operating segment, home improvement retailing.

FORWARD-LOOKING LANGUAGE

     This Securities and Exchange Commission Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Therefore, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ from expectations include, but are not limited to, general economic trends, availability and development of real estate for expansion, commodity markets, and the nature of competition and weather conditions, all of which are described in detail in the Company's 1996 Annual Report.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of August 1, 1997, and the related consolidated statements of current and retained earnings for the quarter and six months ended August 1, 1997 and July 31, 1996, and of cash flows for the six months ended August 1, 1997 and July 31, 1996. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
August 12, 1997

Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

  (a)-The annual meeting of shareholders was held May 30, 1997.

  (b)-Directors elected at the meeting: Leonard G. Herring, Carol A. Farmer, Robert G. Schwartz, Robert L. Strickland, Paul Fulton and James F. Halpin

     -Incumbent Directors whose terms expire in subsequent years are: William
      A. Andres, John M. Belk, Claudine B. Malone and Robert L. Tillman

   (c)-The matters voted upon at the meeting and the results of the voting were as follows:

   (1)  Election of Directors:
       FOR                       WITHHELD
         Class I:
            Leonard G. Herring
               147,488,359               592,126
         Class II:
            Carol A. Farmer
               147,367,190               713,295
            Robert G. Schwartz
               147,394,457               686,028
            Robert L. Strickland
               147,493,732               586,753
         Class III:
            Paul Fulton
               147,468,756               611,729
            James F. Halpin
               147,437,366               643,119

   (2) Proposal to approve an amendment to change to a fixed board not to exceed 15 members:
        For 146,453,815, Against 736,014, Abstain 384,339.

   (3) Proposal to approve the 1997 Incentive Plan:
        For 141,589,433, Against 6,031,003, Abstain 460,049.


Item 6 (a) - Exhibits

      Exhibit 11 - Computation of per share earnings

Item 6 (b) - Reports on Form 8-K

       A report on Form 8-K was filed May 13, 1997 by the registrant. Therein under Item 7, the Company filed certain exhibits in connection with the Registrant's offering from time to time of its Medium-Term Notes, Series B, at an aggregate initial offering price not to exceed $350 million pursuant to its shelf registration statements on Form S-3 (file nos. 33-51865 and 333-14257)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LOWE'S COMPANIES, INC.



            September 12, 1997           \s\    Richard D. Elledge
Date_______________________           _____________________________________
                                              Richard D. Elledge,
                            Senior Vice President and Chief Accounting Officer