Form 10-Q
period 1997-10-31
LOWES COMPANIES INC
filed 1997-12-12
CIK 60667

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1997
                                      OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 31, 1997
Common Stock, $.50 par value                            174,901,889

                                   53
                              TOTAL PAGES

                        LOWE'S COMPANIES, INC.


                               - INDEX -


PART I - Financial Information:                        Page No.

Consolidated Balance Sheets - October 31, 1997
and 1996, and January 31, 1997                               3

Consolidated Statements of Current and
Retained Earnings - three months and nine months
ended October 31, 1997 and 1996                              4

Consolidated Statements of Cash Flows - nine
months ended October 31, 1997 and 1996                       5

Notes to Consolidated Financial Statements                 6-8

Management's Discussion and Analysis of Results
of Operations and Financial Condition                     9-11

Independent Accountants' Report                             12



PART II - Other Information                                 13

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K


EXHIBIT INDEX

Exhibit   3     Restated and Amended Charter             14-52

Exhibit  10     Material Contracts                          13

Exhibit  11     Computation of per share earnings           53

CONSOLIDATED BALANCE SHEETS
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in thousands


                                October 31,      October 31,       January 31,
                                   1997             1996              1997

Assets

Current assets:

Cash and cash equivalents         $28,539         $ 36,389          $ 40,387
Short-term investments             81,682           41,706            30,103
Accounts receivable - net         144,635          143,742           117,562
Merchandise inventory           1,907,188        1,572,956         1,605,880
Other assets                       65,039           70,034            57,534

Total current assets            2,227,083        1,864,827         1,851,466

Property, less accumulated
depreciation                    2,867,989        2,301,584         2,494,396
Long-term investments              34,758           23,192            35,615
Other assets                       43,622           50,211            53,477

Total assets                   $5,173,452       $4,239,814         4,434,954


Liabilities and Shareholders' Equity

Current liabilities:

Short-term notes payable         $ 84,866          $66,854            80,905
Current maturities of
       long-term debt              12,240           10,719            22,566
Accounts payable                  990,735          833,004           914,167
Employee retirement plans          49,486           41,457            60,770
Accrued salaries and wages         97,209           77,551            71,662
Other current liabilities         243,014          203,780           198,461

Total current liabilities       1,477,550        1,233,365         1,348,531

Long-term debt, excluding
      current maturities        1,049,898          740,760           767,338
Deferred income taxes             110,205           94,853           101,609

Total liabilities               2,637,653        2,068,978         2,217,478


Shareholders' equity
Preferred stock - $5 par value,
      none issued                     -              -                 -
Common stock - $.50 par value;
      Issued and Outstanding
  October 31, 1997  174,901,889
  October 31, 1996  173,030,089
  January 31, 1997  173,403,639    87,451           86,515            86,702
Capital in excess of par          959,549          891,487           903,661
Retained earnings               1,502,212        1,199,763         1,245,888
Unearned compensation-restricted
      stock awards                (13,480)          (6,429)          (18,434)
Unrealized loss on available-
      for-sale securities              67             (500)             (341)

Total shareholders' equity      2,535,799        2,170,836         2,217,476

Total liabilities and
shareholders' equity           $5,173,452       $4,239,814         4,434,954

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CURRENT AND RETAINED EARNINGS
Lowe's Companies, Inc. and Subsidiary Companies
Dollars In Thousands, Except Per Share Data



                                  Quarter Ended                                       Nine Months Ended
                       October 31, 1997    October 31, 1996                October 31, 1997        October 31, 1996

Current Earnings       Amount   Percent     Amount  Percent                Amount   Percent         Amount  Percent
Net sales           $2,530,481   100.00  $2,193,239  100.00             $7,739,321   100.00      $6,558,745  100.00

Cost of sales        1,859,595    73.49   1,627,073   74.19              5,713,639    73.83       4,887,287   74.52

Gross margin           670,886    26.51     566,166   25.81              2,025,682    26.17       1,671,458   25.48

Expenses:

Selling, general
and administrative     420,037    16.60     356,074   16.24              1,260,101    16.28       1,036,967   15.80

Store opening costs     22,671     0.90      15,995    0.73                 43,211     0.56          41,048    0.63

Depreciation            60,546     2.39      50,744    2.30                175,827     2.27         143,146    2.17

Employee retirement     15,728     0.62      16,254    0.74                 54,449     0.70          46,976    0.72
             plans
Interest                15,046     0.59      10,540    0.48                 48,336     0.63          35,844    0.55

Total expenses         534,028    21.10     449,607   20.49              1,581,924    20.44       1,303,981   19.87

Pre-tax earnings       136,858     5.41     116,559    5.32                443,758     5.73         367,477    5.61

Income tax provision    48,759     1.93      41,376    1.89                158,781     2.05         130,953    2.00

Net earnings          $ 88,099     3.48    $ 75,183    3.43                284,977     3.68         236,524    3.61
__
Shares outstanding
 (weighted average)    174,762              172,954                        174,135                  165,853

Earnings per common
& common equivalent
share                    $0.50                $0.43                          $1.64                    $1.43

Earnings per
common share -
assuming full
dilution                 $0.50                $0.43                          $1.64                    $1.39


Retained Earnings

Balance at beginning
of period           $1,423,699           $1,133,216                     $1,245,888                 $988,447
Net earnings            88,099               75,183                        284,977                  236,524
Cash dividends          (9,586)              (8,636)                       (28,653)                 (25,208)
Balance at end
of period           $1,502,212           $1,199,763                     $1,502,212               $1,199,763

 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Lowe's Companies, Inc. and Subsidiary Companies
Dollars in Thousands

                                            For the nine months ended
                                          October 31,        October 31,
                                             1997               1996
Cash Flows From Operating Activities:
    Net Earnings                           $284,977           $236,524
    Adjustments to Reconcile
     Net Earnings to Net Cash
     Provided By Operating Activities:
     Depreciation                           175,827            143,146
     Amortization of
      Original Issue Discount                   112              1,643
     Increase
      in Deferred Income Taxes               12,862              4,900
     (Gain) Loss on Disposition/Writedown
      of Fixed and Other Assets              15,186             (1,588)
     Increase in Operating Assets:
       Accounts Receivable - Net            (27,073)           (30,259)
       Merchandise Inventory               (301,308)          (305,879)
       Other Operating Assets               (11,814)           (11,874)
     Increase
      in Operating Liabilities:
       Accounts Payable                      76,568            177,605
       Employee Retirement Plans             45,352             40,423
       Other Operating Liabilities           74,910             64,140
    Net Cash Provided by
     Operating Activities                   345,599            318,781

Cash Flows from Investing Activities:
   (Increase)Decrease in Investment Assets:
     Short-Term Investments                 (39,956)            84,232
    Purchases of Long-Term Investments      (12,311)           (11,648)
    Proceeds from Sale/Maturity
     of Long-Term Investments                 2,172             11,688
   (Increase) Decrease in Other
      Long-Term Assets                       (2,197)               803
    Fixed Assets Acquired                  (538,235)          (458,473)
    Proceeds from the Sale of Fixed
      and Other Long-Term Assets             18,986             17,168
 Net Cash Used in Investing
      Activities                           (571,541)          (356,230)

Cash Flows from Financing Activities:
    Sources:
     Long-Term Debt Borrowings              265,743                -
     Net Increase in Short-Term
       Borrowings                             3,961             50,237
     Proceeds from Stock Options Exercised      145                -
     Total Financing Sources                269,849             50,237
    Uses:
     Repayment of Long-Term Debt            (27,102)           (15,059)
     Cash Dividend Payments                 (28,653)           (25,208)
     Total Financing Uses                   (55,755)           (40,267)
     Net Cash Provided by
      Financing Activities                  214,094              9,970

Net Decrease in Cash
      and Cash Equivalents                  (11,848)           (27,479)
    Cash and Cash Equivalents,
     Beginning of Period                     40,387             63,868
    Cash and Cash Equivalents,
       End of Period                        $28,539            $36,389

See accompanying notes to consolidated financial statements.

                  Lowe's Companies, Inc. and Subsidiary Companies
                     Notes to Consolidated Financial Statements

Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 31, 1997, and the results of operations for the quarter and nine months ended October 31, 1997 and October 31, 1996, and the cash flows for the nine months ended October 31, 1997 and October 31, 1996.

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

At October 31, 1997, the Company has no drivative financial instruments.

Note 4: Net interest expense is composed of the following ($ in thousands):


                               Quarter ended             Nine months ended
                           October 31,  October 31,   October 31,  October 31,
                              1997         1996          1997         1996
     Long-term debt        $  9,217     $  6,211        $24,102      $24,881
     Capitalized leases       9,211        7,822         29,135       20,151
     Short-term debt          1,314          915          6,372        2,617
     Amortization of
         loan cost              169          114            373          314
     Short-term interest
          income             (2,183)      (2,141)        (5,870)      (6,866)
     Interest capitalized on
       construction
        in progress          (2,682)      (2,381)        (5,776)      (5,253)

Net interest expense        $15,046      $10,540        $48,336      $35,844


Note 5: If the FIFO method of inventory accounting had been used, inventories would have been $80,116,000 higher at October 31, 1997, $83,676,000 higher at October 31, 1996 and $74,616,000 higher at January 31, 1997.

Note 6: There were no stock options exercised in the quarters ended October 31, 1997 and 1996. In the nine months ended October 31, 1997, 12,000 stock options were exercised which resulted in proceeds of $145,000. There were no stock options exercised in the nine months ended October 31, 1996.

Note 7: Property is shown net of accumulated depreciation of $758,615,000 at October 31, 1997, $575,751,000 at October 31, 1996 and $609,707,000 at
January 31, 1997.

Note  8:     Supplemental disclosures of cash flow information ($ in
thousands):
                                                 Nine months ended
                                     October 31, 1997         October 31, 1996
Cash paid for interest
(net of capitalized)                     $ 60,269                 $  50,337
Cash paid for income taxes                145,944                   119,131
Non-cash investing and
financing activities:
Common stock issued to ESOP                56,636                    43,907
Fixed assets acquired under
capital lease                              33,481                   141,677
Conversion of debt to common stock            -                     256,798

Note 9: In January 1997, the Board of Directors authorized the funding of the Fiscal 1996 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the nine months ended October 31, 1997, the Company issued 1,492,300 shares with a market value of $57 million.

Note 10: On May 9, 1997, the Company registered $350 million of Medium-Term Notes (MTN's) from a shelf registration filed with the SEC on November 8, 1996. As of October 31, 1997, the Company had sold $268 million of these MTN's to investors with final maturities ranging from September 1, 2007 to May 15, 2037, at interest rates ranging from 6.70% to 7.61%. Approximately 37% of the MTN's may be put at the option of the holder on either the tenth or twentieth anniversary date of the issue.

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

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to APB Opinion No. 15. The Company will adopt SFAS 128 in the quarter and year ending January 30, 1998. Had the new standard been applied in the quarter and nine months ended October 31, 1997, basic and diluted EPS would not have been materially different from primary and fully diluted EPS under APB opinion No. 15.

Note 12: Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125), became effective for transactions occurring after December 31, 1996. In October 1997, the Company entered into a new consumer credit card program agreement with the Monogram Credit Card Bank of Georgia (the Bank), a wholly owned subsidiary of General Electric Capital Corporation. Under the agreement, credit is extended to customers directly by the Bank and, therefore, the provisions of SFAS 125 are not applicable to the receivables associated with the consumer credit card program.

Note 13: In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued. SFAS 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years. The Company will adopt SFAS 130 in the year ending January 29, 1999. Had the new standard been applied in the quarter ending October 31, 1997, comprehensive income would be $36,000 and $408,000 higher than net earnings for the quarter and nine months ended October 31, 1997, respectively, due to the unrealized holding gains on available-for-sale securities.

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

     For the third quarter ended October 31, 1997, sales increased 15% to $2.53 billion, net earnings increased 17% to $88.10 million and earnings per share (fully diluted) were $.50 compared to $.43 in the comparable quarter of last year. Comparable store sales were up 2%. For the large store group (more than 80,000 square feet), comparable store sales were up 4%. For the nine months ended October 31, 1997, sales grew 18% to $7.74 billion, net earnings increased 20% to $284.98 million and earnings per share (fully diluted) were $1.64 compared to $1.39 in the comparable period of last year. Comparable store sales were up 4% year to date, while large store comparable sales were up 6%.

     Sales in the third quarter increased primarily as a result of the addition of 5.2 million square feet of retail selling space at new and existing locations since last year's third quarter and the 2% comparable store sales increase. Sales gains experienced in plumbing, electrical, appliances, kitchen cabinets, home decor, paint and outdoor hardlines were all 20% or better. The Company experienced a 1% decrease in sales prices on comparable products compared to last year's third quarter.

     Gross margin was 26.51% of sales for the quarter ended October 31, 1997, versus 25.81% in last year's quarter. The increase in gross margin rate continues to reflect favorable changes in product mix and ongoing monitoring of store pricing disciplines. Gross margin for the nine months ended October 31, 1997, was 26.17% versus 25.48% last year.

     Selling, general and administrative expenses (SG&A) were 16.60% of sales in the third quarter versus 16.24% in last year's quarter. SG&A increased 18% compared to a 15% sales increase in the quarter. Sales levels falling short of expectations throughout the quarter resulted in stores' payroll not being leveraged by sales for the quarter. Management of general office expenses provided positive leverage for the quarter. For the nine months ended October 31, 1997, SG&A was 16.28% of sales versus 15.80% for the comparable period last year. The nine months' SG&A percent of sales was impacted by the same factors as the third quarter.

     For the quarter ended October 31, 1997, store opening costs were $22.7 million versus $16.0 million last year, representing costs associated with the opening of 19 stores this year (12 new and 7 relocated) compared to 17 stores
last year (12 new and 5 relocated).   Charges in this quarter for future and
prior openings were $7.6 million compared to $3.1 million in 1996's third quarter. For the nine months ended October 31, 1997, store opening costs were $43.2 million versus $41.0 million last year, representing costs associated with the opening of 36 stores this year (22 new and 14 relocated) compared to 46 stores in the comparable period last year (34 new and 12 relocated). The increase i

1997 is primarily the result of the timing of store openings and the Company entering into larger metropolitan markets with heavier grand opening advertising and higher payroll costs.

     Depreciation was $60.5 million for the quarter ended October 31, 1997 and $175.8 million for the nine months ended October 31, 1997, increasing 19% and 23% over the respective comparable periods last year. The increases are due primarily to buildings, fixtures, displays, computer equipment and store equipment relating to the Company's expansion program.

     Employee retirement plans expense decreased 3% to $15.7 million for the quarter ended October 31, 1997. As a percent to sales, employee retirement plans expense was 0.62% compared to 0.74% for last year's comparable quarter. For the nine months ended October 31, 1997, employee retirement plans expense was up 16% to $54.4 million.

     Interest expense increased $12.5 million to $48.3 million for the nine months ended October 31, 1997. This is the result of increases of $4.1 million in the first quarter, $3.9 million in the second quarter and $4.5 million in the third quarter. Interest increased primarily due to medium-term notes issued during the second and third quarters and new capitalized building leases.

     The Company's effective income tax rate was 35.63% for the quarter ended October 31, 1997, compared to 35.50% for the comparable quarter last year. The effective rate was 35.78% versus 35.64% for the nine months ended October 31, 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $346 million for the nine months ended October 31, 1997 compared to $319 million for last year's first nine months. The increase resulted primarily from increased net earnings.
The Company's working capital was $750 million at October 31, 1997 compared to $631 million at October 31, 1996 and $503 million at January 31, 1997.

     Property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1997 capital budget is approximately $1 billion, inclusive of capital leases. Over 80% of the capital budget is for store expansion. The Company ended the third quarter with 425 stores and 33.7 million square feet of retail selling space, an 18% increase over selling space at October 31, 1996. Expansion plans for 1997 consist of approximately 65 projects with about 65% being new stores and the balance being relocations of existing stores, for approximately
6.2 million square feet of additional retail space. Approximately one-half of the 1997 projects will be leased. Expansion in the first nine months of fiscal 1997 included 22 new stores and 14 relocated stores representing 3.3 million square feet of new incremental retail space.

     Current plans are to finance the Company's 1997 expansion program through funds from operations, external financing and leases. The Company had $85 million of short-term borrowings at October 31, 1997 compared to $67 million at October 31, 1996 and $81 million at January 31, 1997. On May 9, 1997, the Company registered $350 million of Medium-Term Notes (MTN's) from its shelf registration filed with the SEC on November 8, 1996. As of October 31, 1997, the Company had sold $268 million of these MTN's to investors with final maturities ranging from September 1, 2007 to May

15, 2037, at interest rates ranging from 6.70% to 7.61%. Approximately 37% of the MTN's may be put at the option of the holder on either the tenth or twentieth anniversary date of the issue.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion No.
15. The Company will adopt SFAS 128 in the quarter and year ending January 30, 1998. Had the new standard been applied in the quarter and nine months ended October 31, 1997, basic and diluted EPS would not have been materially different from primary and fully diluted EPS under APB Opinion No. 15.

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued. SFAS 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years. The Company will adopt SFAS 130 in the year ending January 29, 1999. Had the new standard been applied in the quarter ending October 31, 1997, comprehensive income would be $36,000 and $408,000 higher than net earnings for the quarter and the nine months ended October 31, 1997 due to the unrealized holding gains on available-for-sale securities.

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

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of October 31, 1997, and the related consolidated statements of current and retained earnings for the quarter and nine months ended October 31, 1997 and 1996, and of cash flows for the nine months ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
November 11, 1997

Part II - OTHER INFORMATION


Item 6 (a) - Exhibits

     Exhibit     3        Amended and Restated Charter                  14-52

     Exhibit 10 Lowe's Companies, Inc. 1997 Incentive Plan (filed on the Company's Form S-8 dated August 29, 1997
                        (No. 333-34631) and incorporated by reference herein).

     Exhibit    11       Computation of per Share Earnings                 53

Item 6 (b) - Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended
October 31, 1997.






SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LOWE'S COMPANIES, INC.



     December  , 1997                 \s\    Richard D. Elledge
Date _________________              ________________________________
                                          Richard D. Elledge,
                            Senior Vice President and Chief Accounting Officer