Form 10-K
period 1998-01-30
LOWES COMPANIES INC
filed 1998-04-27
CIK 60667

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended January 30, 1998
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from     to

                                 Commission file number  1-7898

                                 LOWE'S COMPANIES, INC.
                   (Exact name of registrant as specified in its charter)

                          NORTH CAROLINA                      56-0578072
                (State or other jurisdiction of         (I.R.S. Employer
                incorporation or organization)         identification No.)

                 P. 0. BOX 1111, NORTH WILKESBORO, N.C.      28656-0001
                 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (336) 658-4000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of April 3, 1998:
$9,262,752,152.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at April 3, 1998:
175,583,890 shares.

                         Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended January 30, 1998: Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended January 30, 1998 is not to be deemed filed as part of this report. Proxy Statement for Annual Meeting filed April 17, 1998: Part III.

                                       Part I

Item 1 - Business

          Reference is made to "Company Profile" on inside front cover, the Letter to shareholders on pages 1 - 3, "Lowe's Total Market Potential" on page 11, "Lowe's Stores" on page 12 and "Merchandise Sales Trends" on page 12 of the Annual Report to Security Holders for fiscal year ended January 30, 1998.

Item 2 -  Properties

           At January 30, 1998, the Company operated 446 stores with a total of
           36.5 million square feet of selling space. The current prototype large store is a 101,000 square foot sales floor unit for smaller markets and a 115,000 square foot sales floor unit for medium and larger markets, each with a lawn and garden center comprising approximately 34,000 additional square feet. The Company also operates four distribution centers and ten smaller support facilities, four of which are reload centers only for lumber and building commodities.

           Reference is also made to the "Lowe's Stores" map and table on page 12 and to Notes 1, 3, 5 and 9 on pages 26, 27, 28 and 31 of the Annual Report to Security Holders for fiscal year ended January 30, 1998.

Item 3 -  Legal Proceedings

           Reference is made to Note 12 on page 32 of the Annual Report to Security Holders for fiscal year ended January 30, 1998.

Item 4 -  Submission of Matters to a Vote of Security Holders

           Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1998.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.


Robert L. Tillman, 54
     Chairman of the Board since 1998 and President and Chief Executive Officer since 1996; Senior Executive Vice President and Chief Operating Officer, 1994-1996; Executive Vice President,
     Merchandising, 1991-1994.

Gregory M Bridgeford, 43
 Senior Vice President and General Merchandise Manager since 1996; Vice President and General Merchandise Manager, 1994 - 1996; Vice President, Merchandising, 1989 - 1994.

Richard D. Elledge, 56
     Senior Vice President and Chief Accounting Officer since 1996; Vice President and Chief Accounting Officer, 1981 - 1996; Assistant Secretary since 1991.

Lee Herring, 44
     Senior Vice President, Logistics since 1996; Vice President, Logistics, 1993 - 1996; Vice President, Merchandising, 1985 - 1993.

William L. Irons, 54
     Senior Vice President, Management Information Services since 1992.

W. Cliff Oxford, 46
     Senior Vice President, Corporate and Human Development since 1996; Senior Vice President, Corporate Relations, 1994 - 1996; Vice President, Corporate Relations, 1984 - 1994.

William D. Pelon, 48
     Senior Vice President, Store Operations since 1997; Regional Vice President, Store Operations, 1995 - 1997; Senior Director, Sales Communications in 1995; District Manager, 1991 - 1995.

Dale C. Pond, 52
     Senior Vice President, Marketing since 1993; Senior Vice President, Marketing and New Business Development, Home Quarters Warehouse, Inc., 1991 - 1993.

David E. Shelton, 51
     Senior Vice President, Real Estate/Engineering and Construction since 1997; Vice President, Store Operations, 1995 - 1997; Vice President, Sales Operations, 1992 - 1995.

Larry D. Stone, 46
     Executive Vice President and Chief Operating Officer since 1997; Executive Vice President, Store Operations 1996 - 1997; Senior Vice President, Sales Operations, 1995 - 1996; Vice President, General Merchandising, 1992 - 1995.

William C. Warden, Jr., 45
     Executive Vice President, General Counsel, Chief Administrative Officer and Secretary since 1996; Senior Vice President, General Counsel and Secretary, 1993 - 1996; Assistant Secretary 1985 - 1993; Partner, McElwee, McElwee & Warden which served as General Counsel for the Company, 1979 - 1993.

Gregory J. Wessling, 46
     Senior Vice President and General Merchandise Manager since 1996; Vice President and General Merchandise Manager, 1994 - 1996; Vice President, Merchandising, 1989 - 1994.


Thomas E. Whiddon, 45
     Executive Vice President and Chief Financial Officer since 1996; Senior Vice President and Chief Financial Officer, 1995 - 1996 and Senior Vice President and Treasurer, 1994 - 1995, Zale Corporation; Vice President and Treasurer, 1988 - 1994, Eckerd Corporation.


                                          Part II

Item 5 -	Market for the Registrant's Common Stock and Related Security Holder
         Matters.

         The principal market for trading in Lowe's common stock is the New York Stock Exchange, Inc. (NYSE). Lowe's common stock is also listed on the Pacific Exchange in the United States and the Stock Exchange in London. The ticker symbol for Lowe's is LOW. As of January 30, 1998, there were 11,334 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividends", on page 34 of the Annual Report to Security Holders for fiscal year ended January 30, 1998 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape, and the dividends per share declared on the common stock during such periods.

         Reference is also made to Note 8 beginning on page 29 of the Annual Report to Security Holders for fiscal year ended January 30, 1998.

Item 6 -	Selected Financial Data

         Reference is made to page 33 of the Annual Report to Security Holders for fiscal year ended January 30, 1998.

Item 7 -	Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 20 and to "Disclosure Regarding Forward-Looking Statements" on page 16 of the Annual Report to Security Holders for fiscal year ended January 30, 1998.

Item 7a -Quantitative and Qualitative Disclosures About Market Risk

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the Annual Report to Security Holders for fiscal year ended January 30, 1998.

Item 8 -	Financial Statements and Supplementary Data

         Reference is made to the "Independent Auditors' Report" on page 17 and to the financial statements and notes thereto on pages 22 through 32, and to the "Selected Quarterly Data" on page 33 of the Annual Report to Security Holders for fiscal year ended January 30, 1998.



Item 9 -  Disagreements on Accounting and Financial Disclosure

          Not applicable.


                                          Part III

Item 10 -	Directors and Executive Officers of the Registrant

          Reference is made to "Lowe's Board of Directors" on pages 14 and 15 of the Annual Report to Security Holders for fiscal year ended January 30, 1998, and to Part I - Executive Officers of the Registrant.

Item 11 -	Executive Compensation

          Reference is made to "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which was filed, pursuant to regulation 14A with the SEC on April 17, 1998, and which sections are hereby incorporated by reference. Information included under the captions "Report of the Compensation Committee" and "Performance Graph" is not incorporated by reference herein.

Item 12 -	Security Ownership of Certain Beneficial Owners and Management

          Reference is made to "Security Ownership of Certain Beneficial Owners and Management" included in the definitive Proxy Statement which was filed pursuant to regulation 14A, with the SEC on April 17, 1998, and is hereby incorporated by reference.

Item 13 -	Certain Relationships and Related Transactions

          Reference is made to "Information About the Board of Directors and Committees of the Board" included in the definitive Proxy Statement which was filed, pursuant to regulation 14A, with the SEC on April 17,1998, and is hereby incorporated by reference.


                                  Part IV

Item 14 -	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a)  1.Financial Statements
                    Reference is made to the following items and page numbers appearing in the Annual Report to Security Holders for fiscal year ended January 30, 1998:

                                                                         Pages
                  Independent Auditors' Report                              17

                  Consolidated Statements of Earnings for each of the
                  three fiscal years in the period ended January 30, 1998   22

                  Consolidated Balance Sheets at January 30, 1998
                  and January 31, 1997                                      23

                  Consolidated Statements of Shareholders' Equity for
                  each of the three fiscal years in the period ended
                  January 30, 1998                                          24

                  Consolidated Statements of Cash Flows for each of
                  the three fiscal years in the period ended
                  January 30, 1998                                          25

                  Notes to Consolidated Financial Statements for
                  each of the three fiscal years in the period ended
                  January 30, 1998                                       26-32


                2.Financial Statement Schedules

                Schedules are omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.


                3.Exhibits

                 (3.1) Restated and Amended Charter (filed as Exhibit 3 to the
                       Company's Form 10-Q dated December 12,1997 and incorporated by reference herein).

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

          (10.5) Indenture dated April 15, 1992 between the Company and
                 Chemical Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-47269) and incorporated by reference herein).

          (10.6) Lowe's Companies, Inc. Director's Stock Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54497) and incorporated by reference herein).

          (10.7) Lowe's Companies, Inc. 1994 Incentive Plan (filed on the
                 Company's Form S-8 dated July 8, 1994 (No. 33-54499) and incorporated by reference herein).

          (10.8) Amended and Restated Indenture, dated as of December 1, 1995, between the Company and First National Bank of Chicago, as Trustee (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

          (10.9) Form of the Company's 6 3/8 % Senior Note due December 15,
                 2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

         (10.10) Lowe's Companies, Inc. 1997 Incentive Plan (filed on the
                 Company's Form S-8 dated August 29, 1997 (No. 333-34631) and incorporated by reference herein).

         (10.11) Form of the Company's 6 7/8 % Debenture due February 20, 2028
                 (filed as Exhibit 4.2 on Form 8-K dated February 20, 1998, and incorporated by reference herein).

         (13) Annual Report to Security Holders for fiscal year ended January 30, 1998.

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

                                                  Lowe's Companies, Inc._____


    April 24, 1998                        By:     /s/ Thomas E. Whiddon______
        Date                                       Thomas E. Whiddon
                                                Executive Vice President
                                               and Chief Financial Officer

    April 24, 1998                        By:   /s/ Kenneth W. Black, Jr.____
        Date                                        Kenneth W. Black, Jr.
                                      Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         Chairman of the Board of Directors,
                         President, Chief Executive Officer
/s/Robert L. Tillman             and Director                         4/24/98
   Robert L. Tillman                                                    Date

/s/Robert L. Strickland             Director                          4/24/98
   Robert L. Strickland                                                 Date
______________________              Director                          _______
   William A. Andres                                                    Date

/s/ John M. Belk                    Director                          4/24/98
   John M. Belk                                                         Date

/s/ Leonard L. Berry__              Director                          4/24/98
   Leonard L. Berry                                                     Date

____________________                Director                          _______
   Peter C. Browning                                                    Date

____________________                Director                          _______
   Carol A. Farmer                                                      Date

____________________                Director                          _______
   Paul Fulton                                                          Date

____________________                Director                          _______
   James F. Halpin                                                      Date

/s/ Leonard G. Herring              Director                          4/24/98
    Leonard G. Herring                                                  Date

/s/ Richard K. Lochridge            Director                          4/24/98
    Richard K. Lochridge                                                Date

/s/ Claudine B. Malone              Director                          4/24/98
    Claudine B. Malone                                                  Date


______________________              Director                          _______
   Robert G. Schwartz                                                   Date