Form 10-Q
period 1998-05-01
LOWES COMPANIES INC
filed 1998-06-12
CIK 60667

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  May 1, 1998
                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number     1-7898

                          LOWE'S COMPANIES, INC.
        (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                     56-0578072
  (State or other jurisdiction of     (I.R.S. EmployerIdentification No.)
   incorporation or organization)

             P.O. BOX 1111, NORTH WILKESBORO, N.C.  28656
                (Address of principal executive offices)
                              (Zip Code)

                           (336) 658-4000
         (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at May 29, 1998
Common Stock,$.50 par value                            351,766,194


                                      12
                                 TOTAL PAGES

                                 LOWE'S COMPANIES, INC.


                                    - INDEX -



                                                          Page No.
PART I - Financial Information:

    Consolidated Balance Sheets - May 1, 1998,
    May 2, 1997 and January 31, 1997                         3

    Consolidated Statements of Current and
    Retained Earnings - three months
    ended May 1, 1998 and May 2, 1997                        4

    Consolidated Statements of Cash Flows - three
    months ended May 1, 1998 and May 2, 1997                 5

    Notes to Consolidated Financial Statements.            6-7

    Management's Discussion and Analysis of Results
    of Operations and Financial Condition                 8-10

    Independent Accountants' Report                         11



PART II - Other Information                                 12

Item 6 (b) - Reports on Form 8-K

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands
                                          May 1,     May 2,   January 30,
                                           1998       1997        1998
Assets

Current assets:
Cash and cash equivalents                $623,406    $47,872   $195,146
Short-term investments                     27,781     19,609     16,155
Accounts receivable - net                 150,219    147,871    118,408
Merchandise inventory                   2,033,143  1,819,125  1,714,592
Other assets                               87,214     54,848     65,301

Total current assets                    2,921,763  2,089,325  2,109,602

Property, less accumulated depreciation 3,097,253  2,583,027  3,005,199
Long-term investments                      39,139     30,519     35,161
Other assets                               57,708     46,455     69,315

Total assets                           $6,115,863 $4,749,326 $5,219,277


Liabilities and Shareholders' Equity

Current liabilities:
Short-term borrowings                     $93,975   $140,717    $98,104
Current maturities of long-term debt       21,745     23,285     12,478
Accounts payable                        1,338,833  1,016,173    969,777
Employee retirement plans                  63,787     67,857     64,669
Accrued salaries and wages                 76,637     65,846     83,377
Other current liabilities                 354,754    254,835    220,915

Total current liabilities               1,949,731  1,568,713  1,449,320

Long-term debt, excluding current
   maturities                           1,331,177    788,637  1,045,570
Deferred income taxes                     122,203    103,370    123,778

Total liabilities                       3,403,111  2,460,720  2,618,668

Shareholders' equity
Preferred stock - $5 par value,
   none issued                               -          -         -
Common stock - $.50 par value;
 Issued and Outstanding
    May 1, 1998      351,456
    May 2, 1997      347,258
    January 30, 1998 350,632              175,728    173,629    175,316
Capital in excess of par                  914,889    825,189    892,666
Retained earnings                       1,649,988  1,306,755  1,565,133
Unearned compensation-restricted
   stock awards                           (27,900)   (16,779)   (32,694)
Unrealized gain (loss) on
   available-for-sale securities               47       (188)       188

Total shareholders' equity              2,712,752  2,288,606  2,600,609

Total liabilities and
   shareholders' equity                $6,115,863 $4,749,326 $5,219,277


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings
In Thousands, Except Per Share Data
                                                    Quarter Ended
                                           May 1, 1998         May 2, 1997
Current Earnings                        Amount   Percent    Amount    Percent
Net sales                            $2,899,540   100.00  $2,400,754   100.00

Cost of sales                         2,139,502    73.79   1,777,051    74.02

Gross margin                            760,038    26.21     623,703    25.98

Expenses:

Selling, general and administrative     516,073    17.80     431,480    17.98

Store opening costs                      11,365     0.39       8,252     0.34

Depreciation                             64,732     2.23      56,712     2.36

Interest                                 19,663     0.68      17,286     0.72

Total expenses                          611,833    21.10     513,730    21.40

Pre-tax earnings                        148,205     5.11     109,973     4.58

Income tax provision                     53,740     1.85      39,590     1.65

Net earnings                            $94,465     3.26     $70,383     2.93


Shares outstanding (weighted average)   351,033              346,906

Basic and Diluted Earnings Per Share      $0.27                $0.20


Retained Earnings
Balance at beginning of period       $1,565,133           $1,245,888
Net earnings                             94,465               70,383
Cash dividends                           (9,610)              (9,516)
Balance at end of period             $1,649,988           $1,306,755


See accompanying notes to consolidated financial statements.

                                           -5-

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows
In Thousands
                                                   For the Three Months Ended
                                                      May 1,         May 2,
                                                      1998           1997
Cash Flows From Operating Activities:
 Net Earnings                                       $94,465        $70,383
 Adjustments to Reconcile Net Earnings to Net Cash
  Provided By Operating Activities:
   Depreciation                                      64,732         56,712
   Amortization of Original Issue Discount              109             28
   Increase (Decrease) in Deferred Income Taxes      (7,436)         2,613
   Loss on Disposition/Writedown of Fixed and
    Other Assets                                     12,197          6,120
   Changes in Operating Assets and Liabilities:
    Accounts Receivable - Net                       (31,811)       (30,309)
    Merchandise Inventory                          (318,551)      (213,245)
    Other Operating Assets                          (15,935)         1,811
    Accounts Payable                                369,056        102,006
    Employee Retirement Plans                        17,046         15,587
    Other Operating Liabilities                     141,340         52,091
 Net Cash Provided by Operating Activities          325,212         63,797

Cash Flows from Investing Activities:
 (Increase) Decrease in Investment Assets:
   Short-Term Investments                            (7,611)        16,879
   Purchases of Long-Term Investments                (8,193)        (3,012)
   Proceeds from Sale/Maturity of Long-Term
     Investments                                        -            1,958
 Decrease in Other Long-Term Assets                     831            315
 Fixed Assets Acquired                             (156,255)      (121,539)
 Proceeds from the Sale of Fixed and Other
    Long-Term Assets                                  1,927          1,984
 Net Cash Used in Investing Activities             (169,301)      (103,415)

Cash Flows from Financing Activities:
 Long-Term Debt Borrowings                          296,160            -
 Net Increase (Decrease) in Short-Term Borrowings    (4,129)        59,812
 Proceeds from Stock Options Exercised                4,845             76
 Repayment of Long-Term Debt                         (5,331)        (3,269)
 Cash Dividend Payments                             (19,196)        (9,516)
 Net Cash Provided by Financing Activities          272,349         47,103

Net Increase in Cash and Cash Equivalents           428,260          7,485
Cash and Cash Equivalents, Beginning of Year        195,146         40,387
Cash and Cash Equivalents, End of Period           $623,406        $47,872


See accompanying notes to consolidated financial statements.

                                   Lowe's Companies, Inc.
                         Notes to Consolidated Financial Statements


Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by an independent certified public accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of May 1, 1998, and the results of operations and the cash flows for the three months ended May 1, 1998 and May 2, 1997.

        These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1998.

        On May 29, 1998, the Board of Directors declared a two-for one stock split on the Company's common stock. One additional share will be issued on June 26, 1998 for each share held by shareholders of record on June 12, 1998. Par value will remain unchanged at $.50 and approximately $87.9 million will be transferred to common stock from capital in excess of par as of the record date. The accompanying Consolidated Financial Statements, including per share data, have been adjusted to reflect the effect of the stock split.

        Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the dilutive effects of stock options outstanding at the balance sheet date. The post-split equivalents of weighted average shares, as adjusted for dilution, were 352,436,000 and 347,056,000 for the three months ended May 1, 1998 and May 2, 1997, respectively.

Note 2: The Company has a cash management program which provides for the investment of excess cash balances in financial instruments which have maturities of up to five years. Investments with original maturities of three months or less when purchased are classified as cash equivalents. Investments with a maturity of between three months and one year from the balance sheet date are classified as short-term investments. Investments with maturities greater than one year are classified as long-term.

        At May 1, 1998 and May 2, 1997, the Company had no derivative financial instruments.

Note  3   Net interest expense is composed of the following (in thousands):
[CAPTION]
                                               Quarter ended
                                        May 1, 1998       May 2,1997
[S]                                       [C]               [C]
  Long-term debt                          $15,481           $ 6,576
  Capitalized leases                        9,967            10,010
  Short-term debt                           1,429             3,435
  Amortization of loan cost                   206                89
  Short-term interest income               (4,938)           (1,499)
  Interest capitalized on
  construction in progress                 (2,482)           (1,325)

  Net interest expense                    $19,663           $17,286


Note 4: Inventory is stated at the lower of cost or market using the last-in, first-out inventory accounting method. If the first-in, first out method of inventory accounting had been used, inventories would have been $67.6 million higher at May 1, 1998 and January 30, 1998 and $77.2 million higher at May 2, 1997.

Note 5: Property is shown net of accumulated depreciation of $846.9 million at May 1, 1998, $660.4 million at May 2, 1997 and $789.8 million at January 30, 1998.

Note  6:    Supplemental disclosures of cash flow information (in thousands):
[CAPTION]
                                                    Quarter ended
                                               May 1, 1998    May 2, 1997
[S]                                              [C]            [C]
Cash paid for interest (net of capitalized)      $24,305        $22,996
Cash paid for income taxes                         6,611          4,982

Non-cash investing and financing activities:
    Common stock issued to ESOP                   17,928          8,500
    Fixed assets acquired under capital lease    $ 3,937        $25,260

Note 7: In January 1998, the Board of Directors authorized the funding of the Fiscal 1997 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first quarter of Fiscal 1998, the Company issued the post-split equivalent of 548,152 shares, with a market value of $17.9 million.

Note 8: In February 1998, the Company issued $300 million of 6.875% Debentures due February 2028. The debentures were issued at an original price of $987.20 per $1,000 principal amount, which represented an original issue discount of .405% payable at maturity and an underwriters' discount of .875%. The debentures may not be redeemed prior to maturity.

Note 9: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued in June 1997 and became effective for the Company in the current fiscal year. SFAS 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $94.3 million and $70.5 million for the quarters ended May 1, 1998 and May 2, 1997, respectively.

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), was also issued in June 1997and became effective for the Company in the current fiscal year. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has determined that the adoption of SFAS 131 does not require additional disclosures of its one operating segment, home improvement retailing.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

   This discussion should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K.

   For the first quarter of fiscal 1998, sales increased 21% to $2.9 billion, comparable store sales had a 5% gain and net earnings increased 34% to $94.5 million compared to last year's first quarter results. For the large store group (more than 80,000 square feet), comparable store sales were up 7.4% compared to last year's first quarter. Diluted earnings per share were $.27 compared to $.20 for the comparable quarter of last year.

   The sales increase in the first quarter was partially attributable to the addition of 6.3 million square feet of retail selling space at new and existing locations since last year's first quarter. Additionally, sales performances in our basic businesses were strong for the quarter. The Company experienced strong sales increases in lawn & garden, tools, outdoor hardlines, appliances, kitchen cabinets, electrical, home decor, paint and millwork categories.

   Gross margin was 26.21% of sales for the quarter ended May 1, 1998 compared to 25.98% for last year's comparable quarter. Of the 23 basis point increase in gross margin rate, 12 basis points were due to favorable changes in product mix and ongoing store pricing disciplines. The remaining 11 points were due to no LIFO charge in this year's first quarter compared to a charge of $2.5 million in last year's first quarter.

   Selling, general and administrative expenses (SG&A) were 17.80% of sales versus 17.98% in last year's first quarter. SG&A increased by 20% compared to the 21% increase in sales for the quarter. Expense controls specifically relating to store payroll costs and general office expenses contributed to the positive leverage in SG&A for the quarter.

   Store opening costs were $11.4 million for the quarter ended May 1, 1998 compared to $8.3 million last year, representing costs associated with the opening of 9 stores this year (7 new and 2 relocated) compared to 8 stores last year (6 new and 2 relocated). Charges in this quarter for future and prior openings were $4.9 million compared to $2.7 million in 1997's first quarter. The Company's 1998 expansion plans are discussed under "Liquidity and Capital Resources" below.

   Depreciation was $64.7 million for the quarter ended May 1, 1998. This is an increase of 14% over the comparable period last year and is due primarily to buildings, fixtures, displays and computer equipment relating to the Company's expansion program.

   Interest expense increased from $17.3 million to $19.7 million for the quarter ended May 1, 1998 compared to last year's first quarter. Interest has primarily increased due to interest expense on medium-term notes and debentures issued since last year's first quarter.

        The Company's effective income tax rate was 36.26% for the quarter ended May 1, 1998 and 36.00% for last year's first quarter. The higher rate in 1998 was primarily due to expansion into states with higher tax rates.


LIQUIDITY AND CAPITAL RESOURCES

   Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $325 million for the quarter ended May 1, 1998 compared to $64 million for last year's first quarter. The increase in the current quarter resulted primarily from increased earnings and a $51 million cash addition in 1998 versus a $111 million cash use resulting from the change in expansion related inventory levels net of the change in accounts payable. The Company's working capital was $972 million at May 1, 1998 compared to $521 million at May 2, 1997 and $660 million at January 30, 1998.

   The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $156 million and $122 million for the quarters ended May 1, 1998 and May 2, 1997, respectively. At May 1, 1998, the Company had 451 stores in 26 states and 37.4 million square feet of retail selling space, a 20% increase over the selling space at May 2, 1997.

   Cash flows provided by financing activities were $272 million for the quarter ended May 1, 1998 compared to $47 million for last year's first quarter. Proceeds from borrowings (long-term and short-term) were $292 million in first quarter 1998 versus $60 million in last year's first quarter. In February 1998, the Company issued $300,000,000 principal amount of 6.875% Debentures due February 15, 2028. The debentures may not be redeemed prior to maturity.

   Property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1998 capital budget is approximately $1.4 billion, inclusive of approximately $400 million in operating or capital leases. More than 80% of this planned commitment is for store expansion. Expansion plans for 1998 consist of approximately 75 to 80 new stores with about 60% in new markets and the balance being relocations of existing stores, the combination of which will increase retail selling space by approximately 20%. Approximately 30% of the 1998 projects will be leased and 70% will be owned. Expansion in the first quarter of 1998 included 7 new stores and 2 relocations representing 896 thousand square feet of new incremental retail space.

   The Company believes that funds from operations, funds from debt issuances, leases and existing credit agreements will be adequate to finance the 1998 expansion plan and other operating needs.

   As discussed in the annual report for the year ending January 30, 1998, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term investments and long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks associated with long-term investments at May 1, 1998 have not changed materially since January 30, 1998. Long-term debt has increased primarily due to the issuance of $300,000,000 principal amount of 6.875% Debentures due February 15, 2028. Disclosures of the Company's principal cash outflows for long-term debt and related interest rates have changed since January 30, 1998 due to the new fixed rate debt.


FORWARD-LOOKING LANGUAGE

   This Securities and Exchange Commission Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ from expectations include, but are not limited to, general economic trends, availability and development of real estate for expansion, commodity markets, and the nature of competition and weather conditions, all which are described in detail in the Company's 1997 Annual Report.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of May 1, 1998, and the related consolidated statements of current and retained earnings and of cash flows for the three-month periods ended May 1, 1998 and May 2, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 30, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
May 29, 1998

Part II - OTHER INFORMATION

      6 (b) - Reports on Form 8-K

           A report on Form 8-K was filed on February 20, 1998 by the registrant. Therein under Item 7, the company filed certain exhibits in connection with the Registrant's offering of $300,000,000 principal amount of 6 7/8% Debentures pursuant to its Shelf Registration Statements on Form S-3 (File No. 333-14257 and File No. 333-42733).






SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LOWE'S COMPANIES, INC.





        June 12, 1998                        /s/   Kenneth W. Black, Jr.
Date  __________________              ________________________________________
                                                   Kenneth W. Black, Jr.
                                       Vice President and Corporate Controller