Form 10-Q
period 1998-07-31
LOWES COMPANIES INC
filed 1998-09-14
CIK 60667

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  July 31, 1998
                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at August 28, 1998
Common Stock, $.50 par value                             352,519,932


                                          65
                                      TOTAL PAGES

                                  LOWE'S COMPANIES, INC.


                                       - INDEX -


                                                                     Page No.
PART I - Financial Information:

Consolidated Balance Sheets - July 31, 1998,
August 1, 1997 and January 30, 1998                                      3

Consolidated Statements of Current and
Retained Earnings - quarter and six months
ended July 31, 1998 and August 1, 1997                                   4

Consolidated Statements of Cash Flows - six
months ended July 31, 1998 and August 1, 1997                            5

Notes to Consolidated Financial Statements.                            6-7

Management's Discussion and Analysis of Results
of Operations and Financial Condition                                 8-10

Independent Accountants' Report                                         11



PART II - Other Information                                         12-13

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K


EXHIBIT INDEX                                                           14

Lowe's Companies, Inc.

Consolidated Balance Sheets
In thousands

                                 July 31,         August 1,        January 30,
                                   1998             1997              1998
Assets

Current assets:
Cash and cash equivalents      $  513,190        $   35,673        $  195,146
Short-term investments             43,680           135,826            16,155
Accounts receivable - net         159,613           149,547           118,408
Merchandise inventory           1,968,270         1,748,931         1,714,592
Deferred income taxes              43,566            22,957            34,116
Other assets                       84,742            43,106            31,185

Total current assets            2,813,061         2,136,040         2,109,602

Property, less accumulated
   depreciation                 3,243,681         2,719,711         3,005,199
Long-term investments              36,775            30,328            35,161
Other assets                       68,221            49,742            69,315

Total assets                   $6,161,738        $4,935,821        $5,219,277


Liabilities and Shareholders' Equity

Current liabilities:
Short-term borrowings          $   93,975        $   84,375        $   98,104
Current maturities of
   long-term debt                  39,391            11,750            12,478
Accounts payable                1,201,630           966,432           969,777
Employee retirement plans          55,194            59,822            64,669
Accrued salaries and wages         78,474            61,588            83,377
Other current liabilities         340,785           278,871           220,915

Total current liabilities       1,809,449         1,462,838         1,449,320

Long-term debt, excluding
   current maturities           1,323,689           934,329         1,045,570
Deferred income taxes             126,629           105,708           123,778

Total liabilities               3,259,767         2,502,875         2,618,668


Shareholders' equity
Preferred stock - $5 par value,
   none issued                                -               -              -
Common stock - $.50 par value;
     Issued and Outstanding
  July 31, 1998        352,301
  August 1, 1997       348,621
  January 30, 1998     350,632          176,150         174,310        175,316
Capital in excess of par                953,486         850,193        892,666
Retained earnings                     1,804,856       1,423,699      1,565,133
Unearned compensation-restricted
   stock awards                         (32,679)        (15,287)       (32,694)
Accumulated other comprehensive income-
   unrealized gain on available-for-
   sale securities                          158              31            188
Total shareholders' equity            2,901,971       2,432,946      2,600,609

Total liabilities and
shareholders' equity                 $6,161,738      $4,935,821     $5,219,277


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.

Consolidated Statements of Current and Retained Earnings
In Thousands, Except Per Share Data

                                       Quarter Ended                                      Six Months Ended
                             July 31, 1998         August 1, 1997             July 31, 1998          August 1, 1997
Current Earnings            Amount   Percent      Amount  Percent            Amount  Percent        Amount  Percent

Net sales                 $3,425,685   100.00  $2,808,086  100.00         $6,325,225   100.00    $5,208,840  100.00

Cost of sales              2,522,649    73.64   2,076,993   73.96          4,662,151    73.71     3,854,044   73.99

Gross margin                 903,036    26.36     731,093   26.04          1,663,074    26.29     1,354,796   26.01

Expenses:

Selling, general
  and administrative         545,166    15.91     447,303   15.93          1,061,239    16.78       878,783   16.87

Store opening costs           14,952     0.44      12,289    0.44             26,317     0.42        20,541    0.40

Depreciation                  66,273     1.94      58,569    2.09            131,005     2.07       115,282    2.21

Interest                      17,247     0.50      16,005    0.57             36,910     0.58        33,290    0.64

Total expenses               643,638    18.79     534,166   19.03          1,255,471    19.85     1,047,896   20.12

Pre-tax earnings             259,398     7.57     196,927    7.01            407,603     6.44       306,900    5.89

Income tax provision          94,020     2.74      70,431    2.51            147,760     2.33       110,021    2.11

Net earnings                $165,378     4.83    $126,496    4.50            259,843     4.11       196,879    3.78

Shares outstanding
  (weighted average)         351,994              348,107                    351,513                347,507

Basic Earnings Per Share       $0.47                $0.36                      $0.74                  $0.57

Diluted Earnings Per Share     $0.47                $0.36                      $0.74                  $0.57

Retained Earnings
Balance at beginning
  of period               $1,649,988           $1,306,755                  1,565,133              1,245,888
Net earnings                 165,378              126,496                    259,843                196,879
Cash dividends               (10,510)              (9,552)                   (20,120)               (19,068)
Balance at end of period  $1,804,856           $1,423,699                 $1,804,856             $1,423,699


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.

Consolidated Statements of Cash Flows
In Thousands

                                                   For the six months ended
                                                  July 31,          August 1,
                                                    1998               1997

Cash Flows From Operating Activities:
 Net Earnings                                      $259,843          $196,879
 Adjustments to Reconcile Net Earnings to
  Net Cash Provided By Operating Activities:
   Depreciation                                     131,005           115,282
   Amortization of Original Issue Discount              221                86
   Increase (Decrease) in Deferred
    Income Taxes                                     (6,599)            7,004
   Loss on Disposition/Writedown of Fixed
    and Other Assets                                 14,722            10,397
   Changes in Operating Assets and Liabilities:
    Accounts Receivable - Net                       (41,205)          (31,985)
    Merchandise Inventory                          (253,678)         (143,051)
    Other Operating Assets                          (53,439)          (11,516)
    Accounts Payable                                231,853            52,265
    Employee Retirement Plans                        35,123            33,032
    Other Operating Liabilities                     133,602            73,498
 Net Cash Provided by Operating Activities          451,448           301,891

Cash Flows from Investing Activities:
 Net Increase in Short-Term Investments             (16,059)          (97,339)
 Purchases of Long-Term Investments                 (13,632)           (4,547)
 Proceeds from Sale/Maturity of
  Long-Term Investments                                 522             2,022
 Decrease in Other Long-Term Assets                  (7,768)           (2,357)
 Fixed Assets Acquired                             (371,703)         (321,741)
 Proceeds from the Sale of Fixed
  and Other Long-Term Assets                         12,188             7,594
 Net Cash Used in Investing Activities             (396,452)         (416,368)

Cash Flows from Financing Activities:
 Long-Term Debt Borrowings                          296,160           142,028
 Net Increase (Decrease) in
  Short-Term Borrowings                              (4,129)            3,470
 Proceeds from Stock Options Exercised                8,022               145
 Repayment of Long-Term Debt                         (7,298)          (16,812)
 Cash Dividend Payments                             (29,707)          (19,068)
 Net Cash Provided By Financing Activities          263,048           109,763

Net Increase (Decrease) in Cash
 and Cash Equivalents                               318,044            (4,714)
Cash and Cash Equivalents,
 Beginning of Period                                195,146            40,387
Cash and Cash Equivalents,
 End of Period                                     $513,190           $35,673


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements


Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by an independent certified public accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of July 31, 1998, and the results of operations for the quarters and six months ended July 31, 1998 and August 1, 1997, and the cash flows for the six months ended July 31, 1998 and August 1, 1997.

        These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1998.

        On May 29, 1998, the Board of Directors declared a two-for-one stock split on the Company's common stock. As a result, one additional share was issued on June 26, 1998 for each share held by shareholders of record on June 12, 1998. Par value remained unchanged at $.50 and $88.0 million was transferred to common stock from capital in excess of par as of the record date. The accompanying Consolidated Financial Statements, including per share data, have been adjusted to reflect the effect of the stock split.

        Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the dilutive effects of stock options outstanding during the period. The dilutive effects of stock options were incremental shares of 1,746,000 and 136,000 for the quarters and 1,591,000 and 135,000 for the six months ended July 31, 1998 and August 1, 1997, respectively. Weighted average shares outstanding, as adjusted for dilution, were 353,740,000 and 348,243,000 for the quarters ended July 31, 1998 and August 1, 1997, respectively, and 353,104,000 and 347,642,000 for the six months ended July 31, 1998 and August 1, 1997, respectively.

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

        At July 31, 1998 and August 1, 1997, the Company had no derivative financial instruments.

Note  3:   Net interest expense is composed of the following (in thousands):

                                     Quarter ended       Six months ended
                                  July 31,    August 1,  July 31,  August 1,
                                    1998        1997      1998       1997
        Long-term debt            $16,048    $ 8,309    $31,529    	$14,885
        Capitalized leases          9,711      9,914	     19,678     19,924
        Short-term debt             1,387	      1,624      	2,816      5,058
        Amortization of loan cost     188        115        394        205
        Short-term interest income (6,657)    (2,188)   	(11,595)    	(3,687)
        Interest capitalized on
          construction in progress (3,430)    	(1,769)    (5,912)    	(3,095)

        Net interest expense      $17,247    $16,005    $36,910    	$33,290

Note 4: Inventory is stated at the lower of cost or market using the last-in, first-out inventory accounting method. If the first-in, first out method of inventory accounting had been used, inventories would have been $64.6 million higher at July 31, 1998, $80.2 million higher at August 1, 1997 and $67.6 million higher at January 30, 1998.

Note 5: Property is shown net of accumulated depreciation of $901.4 million at July 31, 1998, $708.3 million at August 1, 1997 and $789.8 million at January 30, 1998.

Note  6:   Supplemental disclosures of cash flow information (in thousands):

                                                   Six months ended
                                          July 31, 1998       August 1, 1997
      Cash paid for interest
       (net of capitalized)                  $ 44,681	            $ 38,305
      Cash paid for income taxes              120,847              81,005

      Non-cash investing and financing
       activities:
          Common stock issued to ESOP          44,597              33,980
          Fixed assets acquired under
            capital lease                      12,597              30,873

Note 7: In January 1998, the Board of Directors authorized the funding of the Fiscal 1997 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first half of Fiscal 1998, the Company issued the post-split equivalent of 1,232,485 shares, with a market value of $44.9 million.

Note 8: In February 1998, the Company issued $300 million of 6.875% Debentures due February 2028. The debentures were issued at an original price of $987.20 per $1,000 principal amount, which represented an original issue discount of .405% payable at maturity and an underwriters' discount of .875%. The debentures may not be redeemed prior to maturity.

Note 9: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $165.5 and $126.7 million for the quarters ended July 31, 1998 and August 1, 1997, respectively, and $259.8 and $197.3 million for the six months ended July 31, 1998 and August 1, 1997, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

   This discussion should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K.

   For the second quarter of fiscal 1998, sales increased 22% to $3.4 billion, comparable store sales had a 6% gain and net earnings increased 31% to $165.4 million compared to last year's second quarter results. For the large store group (more than 80,000 square feet), comparable store sales increased 7.5% compared to last year's second quarter. Diluted earnings per share were $.47 compared to $.36 for the comparable quarter of last year. For the six months ended July 31, 1998, sales increased 21% to $6.3 billion, net earnings increased 32% to $259.8 million and diluted earnings per share were $.74 compared to $.57 in the first six months of fiscal 1997. Comparable store sales increased 5.5% year-to-date, while comparable sales for the large store group increased 7.5%.

   The sales increase in the second quarter was partially attributable to the addition of 6.9 million square feet of retail selling space at new and existing locations since last year's second quarter. Additionally, sales performances in our basic businesses were strong for the quarter. The Company experienced strong sales increases in tools, outdoor hardlines, appliances, kitchen cabinets and home decor categories.

   Gross margin was 26.36% of sales for the quarter ended July 31, 1998 compared to 26.04% for last year's comparable quarter. Of the 32 basis point increase in gross margin rate, 12 basis points were due to favorable changes in product mix and ongoing store pricing disciplines. The other 20 basis points were due to deflation in inventory costs resulting in a LIFO credit of $3.0 million in this year's second quarter compared to a charge of $3.1 million in last year's second quarter. Gross margin for the six months ended July 31, 1998 was 26.29% versus 26.01% last year. The 28 basis point increase in gross margin rate consisted of 12 basis points related to favorable changes in product mix and continuing store pricing disciplines and 16 basis points resulting from a LIFO credit of $3.0 million for the first six months of fiscal 1998 compared to a LIFO charge of $5.6 million for the comparable period last year.

   Selling, general and administrative expenses (SG&A) were 15.91% of sales versus 15.93% in last year's second quarter. SG&A and sales both increased 22% for the quarter. Although the control of store payroll and general office expenses provided positive leverage in SG&A for the second quarter, these decreases were offset by increases in rent expense due to the higher percentage of new store leases being operating leases rather than capital leases. These increases in rent expense have a corresponding reduction in depreciation and interest expense. For the six months ended July 31, 1998, SG&A was 16.78% of sales versus 16.87% for the first six months of fiscal Expense controlsspecifically relating to store payroll and general office expenses contributed to the positive leverage in SG&A for the first six months of 1998.

   Store opening costs were $15.0 million for the quarter ended July 31, 1998 compared to $12.3 million last year, representing costs associated with the opening of 15 stores during the current year's second quarter (8 new and 7 relocated) compared to 9 stores for the comparable period last year (4 new and 5 relocated). Charges in this quarter for future and prior openings were $5.4 million compared to $5.5 million in last year's second quarter. Charges totaling $3.6 and $1.7 million related to stores opening in the second quarter 1998 and 1997, respectively, were expensed prior to the respective quarter. For the six months ended July 31, 1998, store opening costs were $26.3 million versus $20.5 million last year, representing costs associated with the opening of 24 stores this year (15 new and 9 relocated) compared to 17 stores in the comparable period last year (10 new and 7 relocated). The Company's 1998 expansion plans are discussed under "Liquidity and Capital Resources" below.

   Depreciation was $66.3 million for the quarter ended July 31, 1998 and $131.0 million for the six months then ended. This is an increase of 13% and 14% over the respective comparable periods last year. The increase is due primarily to additions of buildings, fixtures, displays and computer equipment relating to the Company's expansion program.

   Interest expense increased by $1.2 and $3.6 million to $17.2 and $36.9 million for the second quarter and six months ended July 31, 1998, respectively. Interest has increased primarily due to interest expense on medium-term notes and debentures issued since last year's second quarter.

   The Company's effective income tax rate was 36.25% for the quarter ended July 31, 1998 and 35.77% for last year's second quarter. The effective rate was 36.25% compared to 35.85% for the six months ended July 31, 1998 and August 1, 1997, respectively. The higher rate in 1998 is primarily related to expansion into states with higher state tax rates.

   The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. If not addressed, computer programs that are date sensitive may not have the ability to properly recognize dates in year 2000 and beyond. The result could be a temporary disruption of operations and the processing of transactions. The Company has completed an analysis of the impact and costs relating to the Year 2000 Problem and has developed an implementation plan to address the issue. The implementation plan is scheduled to be substantially complete by the end of 1998, with continued testing of compliance throughout 1999. Additionally, the Company will soon send year 2000 questionnaires to merchandise vendors and other entities with which the Company conducts business in order to assess whether they are year 2000 compliant or have adequately addressed their system conversion requirements. The Company cannot predict how many, if any, of the responses it receives may prove later to be inaccurate or overly optimistic. As a result, the Company has begun developing contingency plans to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. Costs to convert the Company's systems are not estimated to be material and are being expensed as incurred. As of July 31, 1998 the Company is more than 50% complete with its implementation plan. The Company is continuing to closely monitor adherence to the implementation plan and is currently satisfied that it will be adequately completed in the scheduled time frame. If the Company encounters unforeseen complications or issues not previously addressed in the comprehensive plan, additional resources from internal and external sources would be committed to complete the necessary conversions in the required time frame. Since the use of these additional resources is considered unlikely, no estimates as to the costs of them have been made at this time.

LIQUIDITY AND CAPITAL RESOURCES

   Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $451 million for the six months ended July 31, 1998 compared to $302 million for the first six months of fiscal 1997. The $149 million increase in the current year resulted primarily from increased earnings and a smaller use of cash in 1998 for the increase in inventory net of the larger increase in accounts payable. The Company's working capital was $1.0 billion at July 31, 1998 compared to $673 million at August 1, 1997 and $660 million at January 30, 1998.

   The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $372 million and $322 million for the six months ended July 31, 1998 and August 1, 1997, respectively. At July 31, 1998, the Company had 457 stores in 26 states and 38.8 million square feet of retail selling space, a 22% increase over the selling space as of August 1, 1997.

   Cash flows provided by financing activities were $263 million for the six months ended July 31, 1998 compared to $110 million for the six months ended August 1, 1997. Net proceeds from borrowings (long-term and short-term) were $292 million for the first six months of fiscal 1998 versus $145 million for the comparable period last year. In February 1998, the Company issued $300 million principal amount of 6.875% Debentures due February 15, 2028. The debentures may not be redeemed prior to maturity.

   Property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1998 capital budget is approximately $1.4 billion, inclusive of approximately $400 million in operating or capital leases. More than 80% of this planned commitment is for store expansion. Expansion plans for 1998 consist of approximately 75 to 80 new stores with about 60% in new markets and the balance being relocations of existing stores, the combination of which will increase retail selling space by approximately 20%. Approximately 30% of the 1998 projects will be leased and 70% will be owned. Expansion in the first six months of fiscal 1998 included 15 new stores and 9 relocations representing 2.3 million square feet of new incremental retail space.

   The Company believes that funds from operations, funds from debt issuances, leases and existing credit agreements will be adequate to finance the 1998 expansion plan and other operating needs.

   As discussed in the annual report for the year ending January 30, 1998, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term investments and long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks associated with long-term investments at July 31, 1998 have not changed materially since January 30, 1998. Long-term debt has increased primarily due to the issuance of $300 million principal amount of 6.875% Debentures due February 15, 2028. Disclosures of the Company's principal cash outflows for long-term debt and related interest rates have changed since January 30, 1998 due to the new fixed rate debt.

FORWARD-LOOKING STATEMENTS

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

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.
North Wilkesboro, North Carolina:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of July 31, 1998, and the related consolidated statements of current and retained earnings for the quarter and six months ended July 31, 1998 and August 1, 1997, and of cash flows for the six months ended July 31, 1998 and August 1, 1997. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
August 11, 1998

Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders.

  (a)-The annual meeting of shareholders was held May 29, 1998.

  (b)-Directors elected at the meeting: Richard K. Lochridge, Peter C. Browning, Leonard L. Berry, Paul Fulton, James F. Halpin and Robert L. Tillman

     -Incumbent Directors whose terms expire in subsequent years are: William Andres, John M. Belk, Carol A. Farmer, Leonard G. Herring, Claudine
       B. Malone, Robert G. Schwartz and Robert L. Strickland

  (c)-The matters voted upon at the meeting and the results of the voting were as follows:

   (1)  Election of Directors:          FOR           ABSTAIN
        Class I:
         Richard K. Lochridge       158,627,325      1,441,889
         Class II:
         Peter C. Browning          158,618,023      1,451,191
        Class III:
        Leonard L. Berry           157,552,583      2,516,631
        Paul Fulton                158,602,450      1,466,764
        James F. Halpin            158,629,279      1,439,935
        Robert L. Tillman          158,638,017      1,431,197


Item 6 (a) - Exhibits

(3.1) Restated and Amended Charter, June 3, 1998

(3.2) Bylaws, as Amended and Restated May 28, 1998

      Refer to the Exhibit Index on page 14.

Item 6 (b) - Reports on Form 8-K

        There were no reports filed on Form 8-K during the quarter ended July 31, 1998.




                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LOWE'S COMPANIES, INC.



     September 14, 1998                /s/   Kenneth W. Black, Jr.
Date ___________________       _________________________________________
                                          Kenneth W. Black, Jr.
                                Vice President and Corporate Controller

                                EXHIBIT INDEX

                                                                  Page No.

Exhibit  3.1 - Restated and Amended Charter, June 3, 1998          15 - 49

Exhibit  3.2 - Bylaws, as Amended and Restated May 28, 1998        50 - 65