Form 10-Q
period 1998-10-30
LOWES COMPANIES INC
filed 1998-12-10
CIK 60667

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  October 30, 1998
                                         or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class     ____________                  Outstanding at November 27, 1998
Common Stock, $.50 par value                              352,694,298


                                      13
                                 TOTAL PAGES

                                 LOWE'S COMPANIES, INC.


                                      - INDEX -


                                                                      Page No.
PART I - Financial Information:

Consolidated Balance Sheets - October 30, 1998,
October 31, 1997 and January 30, 1998                                     3

Consolidated Statements of Current and
Retained Earnings - quarter and nine months
ended October 30, 1998 and October 31, 1997                               4

Consolidated Statements of Cash Flows - nine
months ended October 30, 1998 and October 31, 1997                        5

Notes to Consolidated Financial Statements.                             6-7

Management's Discussion and Analysis of Results
of Operations and Financial Condition                                  8-11

Independent Accountants' Report                                          12



PART II - Other Information                                              13

Item 6 (b) - Reports on Form 8-K

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                               October 30,      October 31,       January 30,
                                  1998             1997              1998
Assets

  Current assets:
  Cash and cash equivalents      $317,032          $28,539          $195,146
  Short-term investments           36,190           81,682            16,155
  Accounts receivable - net       159,877          144,635           118,408
  Merchandise inventory         2,203,168        1,907,188         1,714,592
  Deferred income taxes            41,228           24,337            34,116
  Other assets                     68,749           40,702            31,185

  Total current assets          2,826,244        2,227,083         2,109,602

  Property, less
    accumulated depreciation    3,437,723        2,867,989         3,005,199
  Long-term investments            34,065           34,758            35,161
  Other assets                     75,677           43,622            69,315

  Total assets                 $6,373,709       $5,173,452        $5,219,277

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings           $93,975          $84,866           $98,104
  Current maturities
   of long-term debt               57,833           12,240            12,478
  Accounts payable              1,267,425          990,735           969,777
  Employee retirement plans        54,960           49,486            64,669
  Accrued salaries and wages      119,510           97,209            83,377
  Other current liabilities       319,485          243,014           220,915

  Total current liabilities     1,913,188        1,477,550         1,449,320

  Long-term debt, excluding
   current maturities           1,302,343        1,049,898         1,045,570
  Deferred income taxes           130,001          110,205           123,778

  Total liabilities             3,345,532        2,637,653         2,618,668

  Shareholders' equity
  Preferred stock -
   $5 par value, none issued            -                -                 -
  Common stock -
   $.50 par value;
       Issued and Outstanding
    October 30, 1998    352,679
    October 31, 1997    349,804
    January 30, 1998    350,632   176,339          174,902           175,316
  Capital in excess of par        975,865          872,098           892,666
  Retained earnings             1,910,699        1,502,212         1,565,133
  Unearned compensation-
   restricted stock awards        (35,083)         (13,480)          (32,694)
  Accumulated other
   comprehensive income -
    unrealized gain on
     available-for-sale securities    357               67               188

  Total shareholders' equity    3,028,177        2,535,799         2,600,609

  Total liabilities and
   shareholders' equity        $6,373,709       $5,173,452        $5,219,277

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings
In Thousands, Except Per Share Data

                                           Quarter Ended                       Nine Months Ended
                                October 30, 1998  October 31, 1997     October 30, 1998  October 31, 1997
Current Earnings               Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent
Net sales                  $3,003,993   100.00  $2,530,481   100.00  $9,329,218   100.00  $7,739,321   100.00

Cost of sales               2,191,674    72.96   1,859,595    73.49   6,853,825    73.47   5,713,639    73.83

Gross margin                  812,319    27.04     670,886    26.51   2,475,393    26.53   2,025,682    26.17

Expenses:

Selling, general
    and administrative        522,723    17.40     435,765    17.22   1,583,962    16.98   1,314,550    16.98

Store opening costs            20,345     0.68      22,671     0.90      46,663     0.50      43,211     0.56

Depreciation                   68,660     2.29      60,546     2.39     199,665     2.14     175,827     2.27

Interest                       18,024     0.60      15,046     0.59      54,934     0.59      48,336     0.63

Total expenses                629,752    20.97     534,028    21.10   1,885,224    20.21   1,581,924    20.44

Pre-tax earnings              182,567     6.07     136,858     5.41     590,169     6.32     443,758     5.73

Income tax provision           66,200     2.20      48,759     1.93     213,959     2.29     158,781     2.05

Net earnings                 $116,367     3.87     $88,099     3.48    $376,210     4.03    $284,977     3.68


Shares outstanding
     (weighted average)       352,627              349,389              351,884              348,134

Basic Earnings Per Share        $0.33                $0.25                $1.07                $0.82

Diluted Earnings Per Share      $0.33                $0.25                $1.06                $0.82


Retained Earnings
Balance at beginning
     of period             $1,804,856           $1,423,699           $1,565,133           $1,245,888
Net earnings                  116,367               88,099              376,210              284,977
Cash dividends                (10,524)              (9,586)             (30,644)             (28,653)
Balance at end of period   $1,910,699           $1,502,212           $1,910,699           $1,502,212


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows
In Thousands

                                                   For the Nine Months Ended
                                                   October 30,   October 31,
                                                     1998           1997
Cash Flows From Operating Activities:
  Net Earnings                                      $376,210      $284,977
  Adjustments to Reconcile Net
   Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation                                     199,665       175,827
    Amortization of Original Issue Discount              330           112
    Increase (Decrease) in Deferred Income Taxes        (997)       12,862
    Loss on Disposition/Writedown of
     Fixed and Other Assets                           16,163        15,186
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (41,469)      (27,073)
     Merchandise Inventory                          (488,576)     (301,308)
     Other Operating Assets                          (37,407)      (11,814)
     Accounts Payable                                297,648        76,568
     Employee Retirement Plans                        50,449        45,352
     Other Operating Liabilities                     157,745        74,910
  Net Cash Provided by Operating Activities          529,761       345,599

Cash Flows from Investing Activities:
  Net Increase in Short-Term Investments              (2,774)      (39,956)
  Purchases of Long-Term Investments                 (16,489)      (12,311)
  Proceeds from Sale/Maturity of
   Long-Term Investments                                 602         2,172
  Increase in Other Long-Term Assets                 (12,191)       (2,197)
  Fixed Assets Acquired                             (643,335)     (538,235)
  Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         18,429        18,986
  Net Cash Used in Investing Activities             (655,758)     (571,541)

Cash Flows from Financing Activities:
  Long-Term Debt Borrowings                          296,159       265,743
  Net Increase (Decrease) in
   Short-Term Borrowings                              (4,129)        3,961
  Proceeds from Stock Options Exercised                8,219           145
  Repayment of Long-Term Debt                        (12,136)      (27,102)
  Cash Dividend Payments                             (40,230)      (28,653)
  Net Cash Provided by Financing Activities          247,883       214,094

Net Increase (Decrease) in
 Cash and Cash Equivalents                           121,886       (11,848)
Cash and Cash Equivalents, Beginning of Year         195,146        40,387
Cash and Cash Equivalents, End of Period            $317,032       $28,539


See accompanying notes to consolidated financial statements.

                                 Lowe's Companies, Inc.
                        Notes to Consolidated Financial Statements

Note  1:   The accompanying Consolidated Financial Statements (unaudited)
Have been reviewed by an independent certified public accountant, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 30, 1998 and October 31, 1997, and the results of operations for the quarters and nine months ended October 30, 1998 and October 31, 1997, and the cash flows for the nine months ended October 30, 1998 and October 31, 1997.

These interim financial statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1998.

On May 29, 1998, the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share was issued on June 26, 1998 for each share held by shareholders of record on June 12, 1998. Par value remained unchanged at $.50 and approximately $88.0 million was transferred to common stock from capital in excess of par as of the record date. The accompanying Consolidated Financial Statements, including per share data, have been adjusted to reflect the effect of the stock split.

Diluted earnings per share are calculated on the weighted average shares of common stock adjusted for the dilutive effects of stock options outstanding at the balance sheet date. The dilutive effects of stock options were incremental shares of 1,431,000 and 136,000 for the quarters ended October 30, 1998 and October 31, 1997, respectively and 1,573,000 and 135,000 for the nine months ended October 30, 1998 and October 31, 1997, respectively. Weighted average shares outstanding, as adjusted for dilution, were 354,058,000 and 349,525,000 for the quarters ended October 30, 1998 and October 31, 1997, respectively, and 353,457,000 and 348,269,000 for the nine months ended October 30, 1998 and October 31, 1997, respectively.

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

Note  3:   Net interest expense is composed of the following (in thousands):

                               Quarter ended              Nine months ended
                           October 30,  October 31,   October 30,  October 31,
                              1998         1997          1998           1997
Long-term debt              $16,030      $ 9,217        	$47,559       $24,102
Capitalized leases            9,629        9,211          29,307        29,135
Short-term debt               1,382        1,314           4,197         6,372
Amortization of loan cost       187          169             581           373
Interest income              (5,146)      (2,183)       	(16,740)       (5,870)
Interest capitalized on
  construction in progress   (4,058)      	(2,682)        (9,970)       (5,776)

Net interest expense        $18,024       $15,046       	$54,934       $48,336

Note 4: Inventory is stated at the lower of cost or market using the last-in, first-out inventory accounting method. If the first-in, first out method of inventory accounting had been used, inventories would have been $56.5 million higher at October 30, 1998, $80.1 million higher at October 31, 1997 and $67.6 million higher at January 30, 1998.

Note 5: Property is shown net of accumulated depreciation of $946.8 million at October 30, 1998, $758.6 million at October 31, 1997 and $789.8 million at January 30, 1998.

Note  6:   Supplemental disclosures of cash flow information (in thousands):

                                                   Nine months ended
                                         October 30, 1998     October 31, 1997
Cash paid for interest
  (net of capitalized)                     $  85,186             $  60,269
Cash paid for income taxes                   193,148               145,945

Non-cash investing and financing
  activities:
    Common stock issued to ESOP               60,158                56,636
    Fixed assets acquired under
      capital lease                           24,822                33,481

Note 7: In January 1998, the Board of Directors authorized the funding of the Fiscal 1997 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first nine months of Fiscal 1998, the Company issued the post-split equivalent of 1,651,610 shares, with a market value of $60.4 million.

Note 8: In February 1998, the Company issued $300 million of 6.875% Debentures due February 2028. The debentures were issued at an original price of $987.20 per $1,000 principal amount, which represented an original issue discount of .405% payable at maturity and an underwriters' discount of .875%. The debentures may not be redeemed prior to maturity.

Note 9: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $116.6 and $88.1 million for the quarters ended October 30, 1998 and October 31, 1997, respectively, and $376.4 and $285.4 million for the nine months ended October 30, 1998 and October 31, 1997, respectively.

Note 10: On November 25, 1998, the Company filed a Form 8-K Current Report describing its intent to merge with Eagle Hardware & Garden, Inc. (Eagle). In November 1998, the Company entered into a definitive agreement to acquire Eagle in a stock-for-stock merger transaction, which is expected to be completed during the first quarter of 1999. The transaction, which is valued at approximately $1 billion, is subject to customary closing conditions. The merger is structured as a tax-free exchange of the companies' common stock, and will be accounted for as a pooling of interests.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

   This discussion should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 30, 1998.

   For the third quarter of fiscal 1998, sales increased 19% to $3.0 billion, comparable store sales increased 4.4% and net earnings rose 32% to $116.4 million compared to last year's third quarter results. Net earnings calculated on a FIFO basis would show an increase in FIFO earnings of 26%.
For the large store group (more than 80,000 square feet), comparable store sales increased 5.0% compared to last year's third quarter. Diluted earnings per share were $.33 compared to $.25 for the comparable quarter of last year. For the nine months ended October 30, 1998, sales increased 21% to $9.3 billion, net earnings increased 32% to $376.2 million and diluted earnings per share were $1.06 compared to $.82 in the first nine months of fiscal 1997. Comparable store sales increased 5.2% year-to-date, while comparable sales for the large store group increased 6.6%.

   The sales increase in the third quarter was attributable to the 6.5 million square feet of retail selling space at new and relocated stores added since last year's third quarter and the 4.4% comparable store sales gain. Sales in the Company's core businesses performed well for the quarter offset by weaker sales in the weather sensitive categories such as lawn and garden. The Company experienced strong sales increases in tools, appliances, kitchen cabinets and home decor categories.

   Gross margin was 27.04% of sales for the quarter ended October 30, 1998 compared to 26.51% for last year's comparable quarter. Of the 53 basis point increase in gross margin rate, 27 basis points were due to favorable changes in product mix and ongoing store pricing disciplines. The other 26 basis points were due to deflation in inventory costs resulting in a LIFO credit of $8.1 million in this year's third quarter compared to a credit of $.1 million in last year's third quarter. Gross margin for the nine months ended October 30, 1998 was 26.53% versus 26.17% last year. The 36 basis point increase in gross margin rate primarily consisted of 25 basis points related to favorable changes in product mix and continuing store pricing disciplines and 19 basis points resulting from a LIFO credit of $11.1 million for the first nine months of fiscal 1998 compared to a LIFO charge of $5.5 million for the comparable period last year.

   Selling, general and administrative expenses (SG&A) were 17.40% of sales versus 17.22% in last year's third quarter. SG&A increased by 20% compared to the 19% increase in sales for the quarter. Store payroll increased as a percent of sales as a result of the Company's sales falling below planned levels for the quarter. SG&A expenses were held below planned levels for the quarter but did not leverage as a percentage of sales. SG&A expenses were 16.98% of sales for the nine months ended October 30, 1998 and October 31, 1997.

   Store opening costs were $20.3 million for the quarter ended October 30, 1998 compared to $22.7 million last year, representing costs associated with the opening of 16 stores during the current year's third quarter (10 new and 6 relocated) compared to 19 stores for the comparable period last year (12 new and 7 relocated). Charges in this quarter for future and prior openings were $7.5 million compared to $7.6 million in last year's third quarter. For the nine months ended October 30, 1998, store opening costs were $46.7 million versus $43.2 million last year, representing costs associated with the opening of 40 stores this year (25 new and 15 relocated) compared to 36 stores in the comparable period last year (22 new and 14 relocated). The Company's 1998 expansion plans are discussed under "Liquidity and Capital Resources" below.

   Depreciation was $68.7 million for the quarter ended October 30, 1998 and $199.7 million for the nine months then ended. This is an increase of 13.4% and 13.6% over the respective comparable periods last year. The increase is due primarily to additions of buildings, fixtures, displays and computer equipment relating to the Company's expansion program.

   Interest expense increased by $3.0 and $6.6 million to $18.0 and $54.9 million for the third quarter and nine months ended October 30, 1998, respectively. Interest has increased primarily due to interest expense on medium-term notes and debentures issued during the last fifteen months.

   The Company's effective income tax rate was 36.26% for the quarter ended October 30, 1998 and 35.63% for last year's third quarter. The effective rate was 36.25% compared to 35.78% for the nine months ended October 30, 1998 and October 31, 1997, respectively. The higher rates in 1998 are primarily related to expansion into states with higher income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

   Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $530 million for the nine months ended October 30, 1998 compared to $346 million for the first nine months of fiscal 1997. The $184 million increase in the current year resulted primarily from increased earnings, increased operating liabilities due to payment timing and smaller increases in inventory net of accounts payable. The Company's working capital was $913 million at October 30, 1998 compared to $750 million at October 31, 1997 and $660 million at January 30, 1998.

   The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $643 million and $538 million for the nine months ended October 30, 1998 and October 31, 1997, respectively. At October 30, 1998, the Company had 465 stores in 26 states and 40.2 million square feet of retail selling space, a 19.3% increase over the selling space as of October 31, 1997.

   Cash flows provided by financing activities were $248 million for the nine months ended October 30, 1998 compared to $214 million for the nine months ended October 31, 1997. Net proceeds from borrowings (long-term and short-term) were $292 million for the first nine months of fiscal 1998 versus $270 million for the comparable period last year. In February 1998, the Company issued $300 million principal amount of 6.875% Debentures due February 15, 2028. The debentures may not be redeemed prior to maturity.

   Property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1998 capital budget is approximately $1.4 billion, inclusive of approximately $400 million in operating or capital leases. More than 80% of this planned commitment is for store expansion. Expansion plans for 1998 consist of approximately 75 to 80 new stores with about 60% in new markets and the balance being relocations of existing stores, the combination of which will increase retail selling space by approximately 20%. Approximately 30% of the 1998 projects will be leased and 70% will be owned. Expansion in the first nine months of fiscal 1998 included 25 new stores and 15 relocations representing 3.7 million square feet of new incremental retail space.

   The Company believes that funds from operations, funds from debt issuances, leases and existing credit agreements will be adequate to finance the 1998 expansion plan and other operating needs.

   As discussed in the annual report for the year ending January 30, 1998, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term investments and long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks associated with long-term investments at October 30, 1998 have not changed materially since January 30, 1998. Long-term debt has increased primarily due to the issuance of $300 million principal amount of 6.875% Debentures due February 15, 2028. Disclosures of the Company's principal cash outflows for long-term debt and related interest rates have changed since January 30, 1998 due to the new fixed rate debt.


Year 2000

   The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. If not addressed, computer programs that are date sensitive may not have the ability to properly recognize dates in year 2000 and beyond. The result could be a disruption of operations and the processing of transactions. The Company has completed an analysis of the impact and costs relating to the Year 2000 Problem and has developed an implementation plan to address the issue. The implementation plan is scheduled to be substantially complete by the end of 1998, with continued testing of compliance throughout 1999. Additionally, the Company has sent year 2000 questionnaires to merchandise vendors and other entities with which the Company conducts business in order to assess whether they are year 2000 compliant or have adequately addressed their system conversion requirements. The Company cannot predict how many, if any, of the responses it receives may prove later to be inaccurate or overly optimistic. To address this uncertainty, the Company has begun developing contingency plans to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. Contracted programming costs to convert the Company's systems over 1997, 1998 and 1999 are estimated to be approximately $5 million and are being expensed as incurred. In addition, approximately $19 million of computer hardware is being purchased to replace noncompliant computer hardware. The cost of the computer hardware is being capitalized and depreciated over useful lives ranging from 3 to 5 years. The total cost to convert systems has been mitigated by the substantial investment in new computer systems over the past six years. During this period, new computer systems have been developed or purchased including but not limited to these applications: Distribution, Electronic Data Interchange, Payroll and Human Resources, General Ledger, Accounts Payable, Forecasting and Replenishment and Supply Services. All of these new systems are "2000 Compliant". As of October 30, 1998 the Company is more than 75% complete with its implementation plan. The Company is continuing to closely monitor adherence to the implementation plan and is currently satisfied that it will be adequately completed in the scheduled time frame. If the Company encounters unforeseen complications or issues not previously addressed in the comprehensive plan, additional resources from internal and external sources would be committed to complete the necessary conversions in the required time frame. Since the use of these additional resources is considered unlikely, no estimates as to the costs of them have been made at this time.


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

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.
North Wilkesboro, North Carolina:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of October 30, 1998, and the related consolidated statements of current and retained earnings for the quarter and nine months ended October 30, 1998 and October 31, 1997, and of cash flows for the nine months ended October 30, 1998 and October 31, 1997. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
November 10, 1998

Part II - OTHER INFORMATION


Item 6 (b) - Reports on Form 8-K

A report on Form 8-K was filed on October 9, 1998 by the registrant. Therein under Item 5, the Company filed a summary and certain exhibits in connection with the Company's Rights Agreement concerning
Participating Cumulative Preferred Stock, Series A.




SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOWE'S COMPANIES, INC.



      December 10, 1998               /s/   Kenneth W. Black, Jr.
Date __________________         __________________________________________
                                           Kenneth W. Black, Jr.
                                  Vice President and Corporate Controller