Form 10-K405
period 1999-01-29
LOWES COMPANIES INC
filed 1999-04-19
CIK 60667

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended January 29, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to

                        Commission file number  1-7898

                              LOWE'S COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                   NORTH CAROLINA                      56-0578072
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          identification No.)

           P. O. BOX 1111, NORTH WILKESBORO, N.C.         28656-0001
          (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (336) 658-4000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 2, 1999, based on a closing price of $61.31 per share, was $21,994,116,483.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at April 2, 1999:
          359,217,081 shares.

                      Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended January 29, 1999:
Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended January 29, 1999 is not to be deemed filed as part of this report. Proxy Statement for the 1999 Annual Meeting which will be filed within 120 days after January 29, 1999:
Part III.

                                   Part I

Item 1 - Business

General

     Lowe's Companies, Inc. (Lowe's) is the second largest retailer of home improvement products in the United States, with specific emphasis on do-it-yourself (DIY) retail and commercial business customers. Lowe's specializes in offering products and services for home improvement, home decor, home construction, repair and remodeling. Lowe's principal customer groups are DIY retail customers and commercial business customers. At January 29, 1999, Lowe's operated 484 stores in 27 states with more than 43 million square feet of sales floor principally located in the eastern half of the United States.

     Lowe's was incorporated in North Carolina in 1952 and has been a publicly held company since 1961. Lowe's common stock is listed on the New York Stock Exchange, the Pacific Stock Exchange, and the London Stock Exchange, with shares trading under the ticker symbol "LOW." Lowe's general offices are located in North Wilkesboro, North Carolina.

     Lowe's has one reportable industry segment - the operation of home improvement retail stores. Therefore, see Item 6 "Selected Financial Data" for the historical data of revenues, profits and identifiable assets of the Company.

Store Expansion

     Since 1989, Lowe's has been implementing an aggressive store expansion strategy, which has transformed Lowe's from a chain of small stores into a chain of destination home improvement warehouses. Lowe's current prototype store has a 115,000 square foot sales floor with a lawn and garden center comprising approximately 35,000 additional square feet. Lowe's 1999 expansion plan calls for opening 80 to 85 stores (including relocation of 30 to 35 older, smaller format stores). The following table illustrates the growth of the Company over the last three years.

                                               1998    1997   1996

   Number of stores, beginning of year          446     402    365
   New stores opened                             45      42     47
   Relocated stores opened                       31      24     19
   Stores closed                                (38)    (22)   (29)

   Number of stores, end of year                484     446    402

     In April 1998, Lowe's announced plans for a major expansion into the western United States, with plans to build in excess of 100 new stores in certain western markets over the next three to four years. The first of the western stores are expected to open in Fall 1999. In November 1998, the Company entered into a merger agreement with Eagle Hardware and Garden, Inc. (Eagle), an operator of 36 home improvement centers in the western United States. The acquisition of Eagle, which closed on April 2, 1999, enables Lowe's to accelerate its West Coast expansion and provides an immediate presence in a number of key metropolitan markets in the west. The Eagle stores are in addition to Lowe's previously announced western market expansion plans.

Customer Service

     Lowe's serves both retail and commercial business customers. Retail customers are primarily do-it-yourself homeowners and others buying for personal and family use. Commercial business customers include building contractors, repair and remodeling contractors, electricians, landscapers, painters, plumbers and industrial purchasing agents. Each Lowe's store caters to this broad array of customers by combining the merchandise, sales and service of: a home fashions and interior design center; a lawn and garden center; an appliance and home electronics dealer; a hard goods discounter;
a hardware store; an air conditioning, heating, plumbing and electrical supply center; and a building materials supplier.

     Lowe's is committed to providing superior customer satisfaction.
Customer expectations are being met by opening new stores in convenient shopping locations, by supplying a large selection of in-stock merchandise, by offering low prices and by providing knowledgeable assistance and fast service. If a customer is searching for an item that is not carried in a store, it is likely available through our special order system. The Everyday Competitive Price ("ECP") strategy guarantees the lowest price in the market and yet builds profitability for Lowe's by substantially increasing revenues per store. ECP gives Lowe's customers the confidence to buy every day without waiting for promotional sales. Customer questions, problems, returns and exchanges are handled at a convenient service desk near the main entrance of the store. Our customer-friendly return policy makes it simple to return or
exchange products.   Most of our stores have a separate lumber and building
materials cashier and loading area available for both DIY and commercial business customers. Additionally, Lowe's offers specific services such as installation (through subcontractors), delivery, loading, assembly, free how-to clinics, wood and glass cutting, free kitchen design and a project desk to assist Lowe's customers in planning their home improvement tasks.

     Lowe's offers two proprietary credit cards - one for individual retail customers and the other for businesses. Lowe's commercial business customers can also make purchases on credit by using Lowe's in-house accounts. In addition, Lowe's accepts Visa, MasterCard, Discover and American Express credit cards.

Products

     A typical Lowe's home improvement warehouse stocks more than 40,000 items, with significantly more items available through our special order system. Each Lowe's home improvement warehouse carries a wide selection of high quality, nationally advertised brand name merchandise. The Company's merchandise selection is broad enough to supply both the DIY retail and commercial business customer with practically every item needed to complete any home improvement, repair or construction project. See Note 13 on page 30 of the Annual Report to Security Holders for fiscal year ended January 29, 1999 for the table illustrating sales by product category for each of the last three fiscal years.

     The Company sources its products from approximately 5,500 merchandise vendors worldwide, with no single vendor accounting for as much as 4% of total purchases. The Company is not dependent upon any single vendor. To the extent possible, the Company utilizes its global sourcing division to purchase directly from foreign manufacturers and avoid third party importers. Management believes that alternative and competitive suppliers are available for virtually all its products.

     In order to maintain appropriate inventory levels in stores and to improve distribution efficiencies, the Company operates four regional distribution centers (RDC's). The current RDC's are strategically located in North Carolina, Georgia, Indiana and Texas. Each Lowe's store is now served by one of these RDC's. The Company also operates nine smaller support facilities in order to distribute merchandise that requires special handling due to size or type of packaging, such as lumber, roofing, fencing or lawn mowers. Approximately 60% of the merchandise purchased by the Company is shipped through its distribution facilities while the remaining portion is shipped directly to stores from vendors. A fifth RDC, currently under construction, is expected to be operational in Spring 1999 and is located in Pennsylvania.

Marketing

     The Company reaches target customers through a mixture of television, radio, direct mail, newspaper and NASCAR sponsorship. Each marketing initiative is based on understanding current and prospective customers. The Company has a strategic alliance with the HGTV network that allows it to control a substantial portion of the airtime in which only the Company's and its vendors' commercials are aired. This is only one example of how the Company solicits vendor participation in its advertising programs. Additionally, the Company participates in the Southern Living Show Homes program, hosts customer hospitality events and supports the wide-ranging activities of Lowe's Home Safety Council.

     In 1998, the Company continued to introduce or redefine programs that respond to the changing needs and lifestyles of targeted customers. Primary to this effort is the Company's aggressive response to serve commercial business customers. The Company has responded to the special needs of this customer group by carrying more professional brands, increasing in-stock quantities for bigger jobs and testing various marketing approaches to win the loyalty of commercial customers. The Company added sixteen product categories where customers can have installation arranged through our stores. Our special order systems have been redesigned and we've added non-electronic kiosks (electronic kiosks are currently being tested) in departments such as appliances, flooring, lighting, millwork, outdoor power equipment, plumbing and tools.

Competition

     The home improvement retailing business is highly competitive. The principal competitive factors are price, location, customer service, product selection and name recognition. The Company competes with a number of traditional hardware, plumbing, electrical and home supply retailers, as well as other chains of warehouse home improvement stores and lumber yards in most of its market areas. In addition, the Company competes, with respect to some of its products, with discount stores, mail order firms, and warehouse clubs.

     Lowe's is the second largest retailer of home improvement products in the United States. Due to the large number and variety of competitors, management is unable to precisely measure the Company's market share in its existing market areas. However, its current share of the home center market, comprised of the Repair/Remodeling and DIY markets, is estimated to be approximately 8%, based on internal information and data published by the Home Improvement Research Institute.

Information Systems

     The Company is continuously assessing and upgrading its information systems to support growth, control costs, and better enable decision-making. During the last six years, the Company has made a substantial investment in developing and purchasing new computer systems. These new applications include Distribution, Electronic Data Interchange, Payroll and Human Resources, General Ledger, Accounts Payable, Forecasting and Replenishment, and Supply Services. Lowe's has a point of sale system, electronic bar code scanning system, various design systems and a UNIX Server in each of its stores. Store information is communicated to the support center's central computer via satellite. These systems provide efficient customer check-out with automated credit card approval, store-based inventory management with automatic replenishment orders, labor planning and item movement experience. These computers supply the general office functions with the information needed to support the stores.

Employees

     At the end of January 1999, the Company employed approximately 54,000 full-time and 12,000 part time employees, none of which are covered by any collective bargaining agreements. Management considers its relations with its employees to be good.



Item 2 - Properties

     At January 29, 1999, the Company operated 484 stores with a total of 43.4 million square feet of selling space. The current prototype large store is a 115,000 square foot sales floor with a lawn and garden center comprising approximately 35,000 additional square feet. Of the total stores operating at January 29, 1999, 282 of the facilities are owned with the remainder being leased. Approximately one-half of these leases are capital leases. The Company also owns and operates four regional distribution centers and nine smaller support facilities, four of which are reload centers for lumber and building commodities. The Company's general offices are located in North Wilkesboro, North Carolina and occupy several buildings, the majority of which are owned.

     See the "Lowe's Stores" map and table on page 11 of the Annual Report to Security Holders for fiscal year ended January 29, 1999.


Item 3 - Legal Proceedings

     See Note 12 on page 30 of the Annual Report to Security Holders for fiscal year ended January 29, 1999.


Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1999.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.


Robert L. Tillman, 55
    Chairman of the Board since 1998 and President and Chief Executive Officer since 1996; Senior Executive Vice President and Chief Operating Officer, 1994 - 1996.

Gregory M Bridgeford, 44
    Senior Vice President, Marketing since 1998; Senior Vice President and General Merchandise Manager, 1996 - 1998; Vice President and General Merchandise Manager, 1994 - 1996.

Charles W. Canter, Jr., 48
    Senior Vice President and General Merchandise Manager, Building Materials since 1998; Vice President, Merchandising - Millwork, 1998; Regional Vice President, Store Operations, 1993 - 1998.

Lee Herring, 45
    Senior Vice President, Logistics since 1996; Vice President, Logistics, 1993 - 1996.


William L. Irons, 55
    Senior Vice President, Management Information Services since 1992.

Perry G. Jennings, 41
    Senior Vice President, Human Resources since 1999, Vice President, Operations and Merchandising Support, 1998; Director, Merchandising Support and Administration, 1996 - 1997; Vice President, Human Resources, 1992 - 1996.

Mark A. Kauffman, 40
    Senior Vice President and General Merchandise Manager, Hardlines since 1998; Senior Vice President, Regional Merchandising and Product Development, 1998; Vice President, Import Merchandising, 1996 - 1998; Merchandise Manager, 1993 - 1996.

Michael K. Menser, 45
    Senior Vice President and General Merchandise Manager, Home Decor since 1998; Vice President, Logistics, 1996 - 1998; Senior Director, Logistics, 1994 - 1996.

Robert A. Niblock, 36
    Senior Vice President, Finance since 1999; Vice President and Treasurer, 1997 - 1998; Senior Director, Taxation, 1996 - 1997; Director, Taxation, 1993 - 1996.

William D. Pelon, 49
    Senior Vice President, Store Operations - Western Division since 1998; Senior Vice President, Store Operations 1997 - 1998; Regional Vice President, Store Operations, 1996 - 1997; Senior Director, Sales Communications in 1995; District Manager, 1991 - 1995.

Dale C. Pond, 53
    Executive Vice President, Merchandising and Marketing since 1998; Senior Vice President, Marketing 1993 - 1998.

David E. Shelton, 52
    Senior Vice President, Real Estate/Engineering and Construction since 1997; Vice President, Store Operations, 1995 - 1997; Vice President, Sales Operations, 1992 - 1995.

Larry D. Stone, 47
    Executive Vice President and Chief Operating Officer since 1997; Executive Vice President, Store Operations 1996 - 1997; Senior Vice President, Sales Operations, 1995 - 1996; Vice President, General Merchandising, 1992 - 1995.

William C. Warden, Jr., 46
    Executive Vice President, General Counsel, Chief Administrative Officer and Secretary since 1996; Senior Vice President, General Counsel and Secretary, 1993 - 1996.

Gregory J. Wessling, 47
    Senior Vice President, Store Operations - Eastern Division since 1998; Senior Vice President and General Merchandise Manager 1996 - 1998; Vice President and General Merchandise Manager, 1994 - 1996.

Thomas E. Whiddon, 46
    Executive Vice President and Chief Financial Officer since 1996; Senior Vice President and Chief Financial Officer, 1995 - 1996 and Senior Vice President and Treasurer, 1994 - 1995, Zale Corporation.


Part II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

     The principal market for trading in Lowe's common stock is the New York Stock Exchange, Inc. (NYSE). Lowe's common stock is also listed on the Pacific Exchange in the United States and the Stock Exchange in London. The ticker symbol for Lowe's is LOW. As of January 29, 1999, there were 13,499 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 33 of the Annual Report to Security Holders for fiscal year ended January 29, 1999 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape, and the dividends per share declared on the common stock during such periods.


Item 6 - Selected Financial Data

     See page 32 of the Annual Report to Security Holders for fiscal year ended January 29, 1999.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 18 and "Disclosure Regarding Forward-Looking Statements" on page 13 of the Annual Report to Security Holders for fiscal year ended January 29, 1999.


Item 7a - Quantitative and Qualitative Disclosures about Market Risk

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" beginning on page 16 of the Annual Report to Security Holders for fiscal year ended January 29, 1999.


Item 8 - Financial Statements and Supplementary Data

     See the "Independent Auditors' Report" of Deloitte & Touche LLP on page 14 and the financial statements and notes thereto on pages 19 through 31, and the "Selected Quarterly Data" on page 32 of the Annual Report to Security Holders for fiscal year ended January 29, 1999.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


Part III

Item 10 - Directors and Executive Officers of the Registrant

     See "Election of Directors", "Information Concerning Class I Nominees" and "Information Concerning Continuing Directors" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 29, 1999.


Item 11 - Executive Compensation

     See "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 29, 1999. Information included under the captions "Report of the Compensation Committee" and "Performance Graph" is not incorporated by reference herein.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

     See "Security Ownership of Certain Beneficial Owners and Management" included in the definitive Proxy Statement, which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 29, 1999.


Item 13 - Certain Relationships and Related Transactions

     See "Information about the Board of Directors and Committees of the Board" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 29, 1999.


Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

 a) 1.     Financial Statements
           See the following items and page numbers appearing in the Annual Report to Security Holders for fiscal year ended January 29, 1999:


Pages
          Independent Auditors' Report                                   14

          Consolidated Statements of Earnings for each of the three
          fiscal years in the period ended January 29, 1999              19

          Consolidated Balance Sheets at January 29, 1999
          and January 30, 1998                                           20

          Consolidated Statements of Shareholders' Equity for each of
          the three fiscal years in the period ended January 29, 1999    21

          Consolidated Statements of Cash Flows for each of the
          three fiscal years in the period ended January 29, 1999        22

          Notes to Consolidated Financial Statements for each of the
          three fiscal years in the period ended January 29, 1999     23-31



    2.     Financial Statement Schedules

           Schedules are omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

    3.     Exhibits

   (3.1) Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 14, 1998 and incorporated by reference herein).

   (3.2)   Bylaws, as amended.

   (4.1) Rights Agreement dated as of September 8, 1998 between the Company and Wachovia Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K filed on October 9, 1998 and incorporated by reference herein).

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

  (10.6) Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994

  (10.7) Lowe's Companies, Inc. Director's Stock Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54497) and incorporated by reference herein).

  (10.8) Lowe's Companies, Inc. 1994 Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54499) and incorporated by reference herein).

  (10.9) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 9, 1994.

 (10.10) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated September 17, 1998.

 (10.11) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 4, 1998.

 (10.12) Amended and Restated Indenture, dated as of December 1, 1995, between the Company and First National Bank of Chicago, as Trustee (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

 (10.13) First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture dated as of December 1, 1995 between the Company and First National Bank of Chicago, as Trustee.

 (10.14) Form of the Company's 6 3/8 % Senior Note due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

 (10.15) Lowe's Companies, Inc. 1997 Incentive Plan (filed on the Company's Form S-8 dated August 29, 1997 (No. 333-34631) and incorporated by reference herein).

 (10.16) Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998.

 (10.17) Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998.

 (10.18) Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 on Form 8-K dated February 20, 1998, and incorporated by reference herein).

 (10.19)   Form of the Company's 6 1/2% Debenture due March 15, 2029.

 (10.20) Lowe's/Eagle Stock Option Plan (filed as Exhibit 4.2 on the Company's Form S-8 filed April 7, 1999 (No. 333-75793) and incorporated by reference herein).

 (13)      Annual Report to Security Holders for fiscal year ended January 29,
           1999.

 (21)      List of Subsidiaries.

 (23)      Consent of Deloitte & Touche LLP

 (27)      Financial Data Schedule

b)Reports on Form 8-K

     A report on Form 8-K was filed on November 25, 1998 by the registrant. Therein under Item 5, the Company filed a summary and an exhibit in connection with the Company's Agreement and Plan of Merger with Eagle Hardware & Garden, Inc.



                                      Part IV

                                     SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Lowe's Companies, Inc.


  April 2, 1999_                           By:     /s/ Thomas E. Whiddon__
     Date                                            Thomas E. Whiddon
                                                 Executive Vice President
                                                and Chief Financial Officer

  April 2, 1999                            By: /s/ Kenneth W. Black, Jr.__
     Date                                          Kenneth W. Black, Jr.
                                                    Vice President and
                                                   Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/Robert L. Tillman  _  Chairman of the Board of Directors,       4/2/99__
    Robert L. Tillman     President, Chief Executive Officer         Date
                                   and Director

 /s/Robert L. Strickland             Director                       4/2/99__
    Robert L. Strickland                                             Date

 /s/William A. Andres                Director                       4/2/99__
    William A. Andres                                                Date

 /s/ John M. Belk                    Director                       4/2/99__
     John M. Belk                                                    Date

 /s/ Leonard L. Berry                Director                       4/2/99__
     Leonard L. Berry                                                Date

 /s/Peter C. Browning                Director                       4/2/99__
    Peter C. Browning                                                Date

 /s/Carol A Farmer                   Director                       4/2/99__
    Carol A. Farmer                                                  Date

 /s/Paul Fulton                      Director                       4/2/99__
    Paul Fulton                                                      Date

 /s/James F. Halpin                  Director                       4/2/99__
    James F. Halpin                                                  Date

                                     Director                     _    _____
    Leonard G. Herring                                               Date

 /s/ Richard K. Lochridge            Director                       4/2/99__
     Richard K. Lochridge                                            Date

 /s/ Claudine B. Malone              Director                       4/2/99__
     Claudine Malone                                                 Date

 /s/Robert G. Schwartz               Director                       4/2/99__
    Robert G. Schwartz                                               Date