Form 10-Q
period 1999-04-30
LOWES COMPANIES INC
filed 1999-06-14
CIK 60667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  April 30, 1999
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number     1-7898

                             LOWE'S COMPANIES, INC.
              (Exact name of registrant as specified in its charter)

                  NORTH CAROLINA                     56-0578072
        (State or other jurisdiction of         (I.R.S. EmployerIdentification
         incorporation or organization)          No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at May 28, 1999
Common Stock, $.50 par value                             381,447,451


                                       14
                                   TOTAL PAGES

                              LOWE'S COMPANIES, INC.


                                   - INDEX -


                                                                      Page No.
PART I - Financial Information:

     Consolidated Balance Sheets - April 30, 1999,
     May 1, 1998 and January 29, 1999                                    3

     Consolidated Statements of Current and
     Retained Earnings - three months
     ended April 30, 1999 and May 1, 1998                                4

     Consolidated Statements of Cash Flows - three
     months ended April 30, 1999 and May 1, 1998                         5

     Notes to Consolidated Financial Statements.                       6-7

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    8-12

     Independent Accountants' Report                                    13



PART II - Other Information                                            14

Item 6 (b) - Reports on Form 8-K

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                April 30,         May 1,          January 29,
                                  1999             1998               1999
Assets

  Current assets:
  Cash and cash equivalents    $1,047,632         $715,258          $228,874
  Short-term investments           17,988           27,781            20,343
  Accounts receivable - net       171,412          150,219           143,928
  Merchandise inventory         2,775,794        2,253,401         2,346,092
  Deferred income taxes            58,504           40,035            56,124
  Other assets                     80,232           57,172            49,021

  Total current assets          4,151,562        3,243,866         2,844,382

  Property, less
    accumulated depreciation    4,289,230        3,430,701         4,085,798
  Long-term investments            33,013           39,139            28,716
  Other assets                    114,211           66,487           105,508

  Total assets                 $8,588,016       $6,780,193        $7,064,404

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings           $92,475          $93,975          $117,075
  Current maturities
   of long-term debt              132,180           30,277           107,893
  Accounts payable              1,715,441        1,427,003         1,220,543
  Employee retirement plans        85,668           70,486            85,466
  Accrued salaries and wages      127,230           83,625           123,545
  Other current liabilities       445,713          377,248           269,734

  Total current liabilities     2,598,707        2,082,614         1,924,256

  Long-term debt, excluding
   current maturities           1,722,316        1,504,909         1,364,278
  Deferred income taxes           172,226          133,971           175,372
  Other long-term liabilities       3,127            3,122             3,209

  Total liabilities             4,496,376        3,724,616         3,467,115

  Shareholders' equity
  Preferred stock -
   $5 par value, none issued            -                -                 -
  Common stock -
   $.50 par value;
       Issued and Outstanding
    April 30, 1999      381,235
    May 1, 1998         370,064
    January 29, 1999    374,388   190,617          185,032           187,194
  Capital in excess of par      1,698,757        1,170,615         1,325,817
  Retained earnings             2,227,816        1,727,783         2,114,248
  Unearned compensation-
   restricted stock awards        (25,780)         (27,900)          (30,387)
  Accumulated other
   comprehensive income               230               47               417

  Total shareholders' equity    4,091,640        3,055,577         3,597,289

  Total liabilities and
   shareholders' equity        $8,588,016       $6,780,193        $7,064,404

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings
In Thousands, Except Per Share Data

                                                   Quarter Ended
                                    April 30, 1999            May 1, 1998
Current Earnings                  Amount    Percent        Amount     Percent
Net sales                      $3,771,919    100.00     $3,149,779     100.00

Cost of sales                   2,764,829     73.30      2,319,276      73.63

Gross margin                    1,007,090     26.70        830,503      26.37

Expenses:

Selling, general
    and administrative            664,351     17.61        569,555      18.08

Store opening costs                18,210      0.48         12,395       0.39

Depreciation                       77,920      2.07         68,848       2.19

Interest                           23,307      0.62         21,639       0.69

Nonrecurring merger costs          24,378      0.65              -          -

Total expenses                    808,166     21.43        672,437      21.35

Pre-tax earnings                  198,924      5.27        158,066       5.02

Income tax provision               73,966      1.96         57,339       1.82

Net earnings                     $124,958      3.31       $100,727       3.20

Shares outstanding - Basic        378,805                  369,639

Basic Earnings Per Share            $0.33                    $0.27

Shares outstanding - Diluted      382,001                  374,309

Diluted Earnings Per Share          $0.33                    $0.27

Retained Earnings
Balance at beginning
     of period                 $2,114,248               $1,636,666
Net earnings                      124,958                  100,727
Cash dividends                    (11,390)                  (9,610)
Balance at end of period       $2,227,816               $1,727,783


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows
In Thousands

                                                For the Three Months Ended
                                                 April 30,       May 1,
                                                   1999           1998
Cash Flows From Operating Activities:
  Net Earnings                                   $124,958      $100,727
  Adjustments to Reconcile Net
   Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation                                   77,920        68,848
    Amortization of Original Issue Discount           161           109
    Decrease in Deferred Income Taxes              (3,700)       (7,860)
    Loss on Disposition/Writedown of
     Fixed and Other Assets                        25,535        12,197
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                    (27,484)      (31,811)
     Merchandise Inventory                       (429,701)     (335,976)
     Other Operating Assets                       (30,820)      (16,331)
     Accounts Payable                             494,898       391,121
     Employee Retirement Plans                     18,456        18,550
     Other Operating Liabilities                  183,849       145,129
  Net Cash Provided by Operating Activities       434,072       344,703

Cash Flows from Investing Activities:
  (Increase) Decrease in Investment Assets:
  Short-Term Investments                            2,916        (7,611)
  Purchases of Long-Term Investments               (6,554)       (8,193)
  Proceeds from Sale/Maturity of
   Long-Term Investments                            1,509             -
  (Increase) Decrease in Other Long-Term Assets   (28,975)          831
  Fixed Assets Acquired                          (288,771)     (177,686)
  Proceeds from the Sale of Fixed
   and Other Long-Term Assets                       3,652         1,927
  Net Cash Used in Investing Activities          (316,223)     (190,732)

Cash Flows from Financing Activities:
  Net Decrease in Short-Term Borrowings           (24,600)       (4,129)
  Long-Term Debt Borrowings                       394,587       328,160
 Repayment of Long-Term Debt                      (16,135)       (7,122)
 Proceeds from Stock Offering                     348,299             -
 Proceeds from Stock Options Exercised             10,148         4,871
 Cash Dividend Payments                           (11,390)      (19,196)
 Net Cash Provided by Financing Activities        700,909       302,584

Net Increase in Cash and Cash Equivalents         818,758       456,555
Cash and Cash Equivalents, Beginning of Period    228,874       258,703
Cash and Cash Equivalents, End of Period       $1,047,632      $715,258

See accompanying notes to consolidated financial statements.

                                Lowe's Companies, Inc.
                      Notes to Consolidated Financial Statements


Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of April 30, 1999, and the results of operations and the cash flows for the three months ended April 30, 1999 and May 1, 1998.

         These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1999. First quarter financial results may not be indicative of the financial results for the entire fiscal year.

Note 2 The Company completed its merger with Eagle Hardware & Garden, Inc. (Eagle) on April 2, 1999. The transaction, which is valued at approximately $1.3 billion, was structured as a tax-free exchange of the Company's common stock for Eagle's common stock, and was accounted for as a pooling of interests. The financial statements and notes presented provide information on a combined basis for the quarters ended April 30, 1999, May 1, 1998 and the year ended January 29, 1999.

Note 3 Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the dilutive effect of stock options and convertible debt outstanding at the balance sheet date. The weighted average number of shares, as adjusted for dilution, were 382,001,000 and 374,309,000 for the three months ended April 30, 1999 and May 1, 1998, respectively.

Note  4: Net interest expense is composed of the following (in thousands):

                                                        Quarter ended
                                                  April 30,           May 1,
                                                    1999               1998

       Long-term debt                             $ 22,535	          $ 18,486
       Capitalized leases                           10,337            10,022
       Short-term debt                               1,868             1,429
       Amortization of loan cost                       237               206
       Short-term interest income           	        (7,954)           (5,784)
       Interest capitalized on construction
         in progress                                (3,716)	           (2,720)

       Net interest expense                       $ 23,307          $ 21,639

Note 5: Inventory is stated at the lower of cost or market using the last-in, first-out inventory accounting method, except for the inventory held by Eagle. Inventory held by Eagle of $271.4 and $220.3 million at April 30, 1999 and May 1, 1998, respectively, is stated at the lower of cost or market using the weighted average method of inventory accounting. The Company's LIFO reserve was $38.6 million at April 30, 1999 and January 29, 1999 and $67.6 million at May 1, 1998.

Note 6: Property is shown net of accumulated depreciation of $1.1 billion at April 30, 1999, $.9 billion at May 1, 1998 and $1.0 billion at January 29, 1999.

Note  7: Supplemental disclosures of cash flow information (in thousands):

                                                           Quarter ended
                                                     April 30,         May 1,
                                                       1999             1998
Cash paid for interest (net of capitalized)          $ 42,459        $ 28,723
Cash paid for income taxes                              8,008           6,624

Non-cash investing and financing activities:
    Common stock issued to ESOP                        18,254          17,928
    Fixed assets acquired under capital lease           3,709           3,937

Note 8: In January 1999, the Board of Directors authorized the funding of the Fiscal 1998 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first quarter of Fiscal 1999, the Company issued 296,244 shares, with a market value of $18.3 million.

Note 9: In February 1999, the Company issued $400 million of 6.5% Debentures due March 15, 2029 in a private offering. The debentures were issued at an original price of $986.47 per $1,000 principal amount, net of the original issue discount and underwriters' discount. The debentures may not be redeemed prior to maturity. In March 1999, the Company issued 6,206,895 shares of common stock in a public offering. The net proceeds from the offering were $348.3 million and were issued under a shelf registration statement filed with the Securities and Exchange Commission in December 1997.

Note 10:Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $124.8 and $100.6 million for the quarters ended April 30, 1999 and May 1, 1998, respectively, compared to reported income of $125.0 and $100.7 million for the first quarter of 1999 and 1998.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter ended April 30, 1999. This discussion should be read in conjunction with the financial statements, and financial statement footnotes included in the Company's most recent Form 10-K.

   The Company completed its merger with Eagle Hardware & Garden, Inc. (Eagle) on April 2, 1999. The transaction, which is valued at approximately $1.3 billion, was structured as a tax-free exchange of the Company's common stock for Eagle's common stock, and was accounted for as a pooling of interests. As a result, all current and historical financial information is presented on a combined basis.


OPERATIONS

   For the first quarter of fiscal 1999, sales increased 20% to $3.8 billion, comparable store sales increased 6.7% and net earnings rose 24% to $125.0 million compared to last year's first quarter results. Diluted earnings per share were $.33 compared to $.27 for the comparable quarter of last year. First quarter 1999 earnings included a nonrecurring charge of $24.4 million relating to the Company's merger with Eagle. Exluding the one-time charge, diluted earnings per share would have been $.37 for the first quarter. The charge reduced diluted earnings per share by $.04 for the first quarter.

   The sales increase in the first quarter was attributable to the 7.9 million square feet of retail selling space relating to new and relocated stores since last year's first quarter and the 6.7% comparable store sales gain. Sales in the Company's core businesses performed well during the first quarter. The Company experienced its strongest sales increases in appliances, kitchen cabinets, plumbing and electrical and home decor categories.

   Gross margin was 26.70% of sales for the quarter ended April 30, 1999 compared to 26.37% for last year's comparable quarter. The increase in this year's margin rate is prmarily due to favorable changes in product mix, ongoing store pricing disciplines, leveraging of its distribution facilities, and lower costs of product.

   Selling, general and administrative expenses (SG&A) were 17.61% of sales versus 18.08% in last year's first quarter. SG&A increased by 17% compared to the 20% increase in sales for the quarter. Lower net advertising expense, increased credit card program income and lower property writedowns contributed to the positive leverage in SG&A for the first quarter.

   Store opening costs were $18.2 million for the quarter ended April 30, 1999 compared to $12.4 million last year, representing costs associated with the opening of 13 stores during the current year's first quarter (8 new and 5 relocated) compared to 10 stores for the comparable period last year (8 new and 2 relocated). Charges in this quarter for future and prior openings were $6.0 million compared to $4.9 million in last year's first quarter. The current quarter also included a $2.2 million charge relating to Eagle's adoption of the American Institute of Certified Public Accountants' ("AICPA") Statement of Postion 98-5, "Reporting on the Costs of Start-Up Activities". The Company's 1999 expansion plans are discussed under "Liquidity and Capital Resources" below.

   Depreciation was $77.9 million for the quarter ended April 30, 1999, representing an increase of 13.2% over the comparable period last year. The increase is due primarily to additions of buildings, fixtures, displays and computer equipment relating to the Company's expansion program.

   Interest expense increased from $21.6 million to $23.3 million for the quarter ended April 30, 1999. Interest has increased primarily due to interest expense on debentures issued since last year's first quarter.

   In the first quarter of 1999, the Company recorded nonrecurring costs of $24.4 million relating to the merger with Eagle which consisted of $15.7 million relating to the writeoff of nonusable Eagle properties, $1.5 million in future severance payments to former Eagle executives and $7.2 million in direct merger costs such as accounting, legal, investment banker and other miscellaneous fees.

   The Company's effective income tax rate was 37.18% for the quarter ended April 30, 1999 and 36.27% for last year's first quarter. The higher rate in 1999 is primarily related to the expansion into states with higher income tax rates and the impact of non-dedcutible merger expenses.


LIQUIDITY AND CAPITAL RESOURCES

   Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $434 million for the three months ended April 30, 1999 compared to $345 million for the first three months of fiscal 1998. The $89 million increase in the current year resulted primarily from increased earnings, and increases in accounts payable, net of increases in merchandise inventory. The Company's working capital was $1.6 billion at April 30, 1999 compared to $1.2 billion at May 1, 1998 and $920 million at January 29, 1999.

   The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $289 million and $178 million for the three months ended April 30, 1999 and May 1, 1998, respectively. At April 30, 1999, the Company had 526 stores in 37 states and 49.4 million square feet of retail selling space, a 19% increase over the selling space as of May 1, 1998.

   Cash flows provided by financing activities were $701 million for the three months ended April 30, 1999 compared to $303 million for the three months ended May 1, 1998. The major cash components of financing activities in the first three months of 1999 included the issuance of $400 million principal of 6.5% debentures and $348.3 million in net proceeds from a common stock offering.

   Property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1999 capital budget is approximately $1.7 billion, inclusive of approximately $214 million in operating or capital leases. More than 80% of this planned commitment is for store expansion. Expansion plans for 1999 consist of approximately 85 to 90 stores (including the relocation of 30 to 35 older, smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 18%. Approximately 15% of the 1999 projects will be leased and

85% will be owned. Expansion in the first three months of fiscal 1999 included 8 new stores and 5 relocations representing 1.3 million square feet of new incremental retail space.

   The Company believes that funds from operations, debt issuances, leases and existing credit agreements will be adequate to finance the 1999 expansion plan and other operating needs.

   As discussed in the annual report for the year ending January 29, 1999, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term investments and long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks associated with long-term investments at April 30, 1999 have not changed materially since January 29, 1999. Long-term debt has increased primarily due to the issuance of $400 million principal amount of 6.5% Debentures due March 15, 2029. Disclosures of the Company's principal cash outflows for long-term debt and related interest rates have changed since January 29, 1999 due to the new fixed rate debt.


YEAR 2000

   The Year 2000 problem arose because many existing computer programs and embedded computer chips use only the last two digits to refer to a year. If not addressed, computer programs that are date sensitive may not have the ability to properly recognize dates in year 2000 and beyond. The result could be a disruption of operations and the processing of transactions.

   In 1997 and 1998, the Company completed an analysis of the impact and costs relating to the Year 2000 problem and developed an implementation plan to address information technology (IT), non-information technology (non-IT) and third party readiness issues.

   In preparing IT systems for the Year 2000, the Company has utilized both internal and external resources. Contracted programming costs to convert the Company's IT systems during 1997, 1998 and 1999 are estimated to total approximately $5 million and are being expensed as incurred, the majority of which had been incurred through April 30, 1999. Currently, over 99% of the programs have been remediated. In addition, approximately $19 million of computer hardware is being purchased to replace non-compliant computer hardware. These purchases are substantially complete. The cost of new hardware is being capitalized and depreciated over useful lives ranging from 3 to 5 years. Cash flow from operations is the Company's source of funding all Year 2000 costs. The incremental cost to convert systems has been mitigated by substantial investments in new computer systems over the past six years. During this period, new computer systems have been developed or purchased including, but not limited to, these applications: Distribution, Electronic Data Interchange, Payroll and Human Resources, General Ledger, Accounts Payable, Forecasting and Replenishment, and Supply Services. All of these new systems are Year 2000 compliant. The Company's conversion of internally developed legacy systems was completed by the end of fiscal 1998 with certification testing planned to be completed by the Fall of 1999.

   With respect to non-IT related risks, each functional area of the Company is responsible for identifying these issues. Within each business function, objectives are being prioritized and evaluated for risk of Year 2000 problems. The assessment phase completed in April 1999. Contingency plans based on those assessments have been developed and are being reviewed by the Companies' senior management. Examples of potential non-IT risks of Year 2000 problems would be power outages and failures of communication systems, bar code readers and security devices. For most of the Company's stores, back-up generators are already in place, which would mitigate temporary power outages. By mid 1999, similar remediation and/or contingency plans will be developed by the respective business functions for non-IT Year 2000 risks impacting all high priority and critical business objectives.

   In regards to third party readiness, the Company mailed Year 2000 questionnaires to all identified third parties (merchandise vendors and other entities with which the Company conducts business) in order to assess whether they are Year 2000 compliant or have adequately addressed their system conversion requirements. Of the approximate six thousand questionnaires mailed, 41% of the recipients have currently responded. Presently, non-respondents are being contacted by phone and our questionnaires are being faxed to them requesting signed returns within 24 hours. The Company cannot predict how many of the responses received may prove later to be inaccurate or overly optimistic. To address this uncertainty, the Company is developing contingency plans to address unanticipated interruptions or down time in both the Company's and third parties' systems and services.

   The Company is continuing to closely monitor adherence to the remainder of its Year 2000 implementation plan and is currently satisfied that it will be completed by Fall 1999. For the remainder of the project, the Company's efforts will be devoted to five primary areas:
(1)  certification testing of IT systems to ensure Year 2000 compliance,
(2)  contingency plan development for business areas as well as IT systems,
(3)  continued follow-up to questionnaires sent to third parties,
(4) replacement of certain older model personal computers and point-of-sale equipment, and
(5) updating some of the purchased software packages with Year 2000 compliant upgrades.
If the Company encounters unforeseen complications or issues not previously addressed in the comprehensive plan, additional resources from internal and external sources will be committed to complete the project by the planned completion time of Fall 1999. Since the use of these additional resources is considered unlikely, no estimates as to their costs have been made at this time.

   Following completion of the merger on April 2, 1999, the Company began a review of the Eagle Hardware and Garden subsidiary preparedness for the Year 2000. Preliminary findings are that the Eagle computer systems are substantially Year 2000 ready. The remainder of this year will be focused on developing contingency plans and upgrading point-of-sale software.

   The Company believes that its compliance plan should mitigate any adverse effect on its business from the Year 2000 problem. However, if:
(1)  the implementation of the plan is not completed on time,
(2) the Company has failed to identify and fix material non-complying equipment or software, or
(3) third parties are unable to fulfill significant commitments to the Company as a result of their failure to effectively address their Year 2000 problems, the Company's ability to carry out its business could be adversely affected. For example, the Company believes that its most likely worst case scenarios would involve the inability of the Company's IT and non-IT systems to process transactions in the stores or on a regional or company-wide basis. If that were to occur, the Company could be forced to process these transactions manually. The volume of business the Company could transact, and its sales and income, would be reduced until it was able to develop alternatives to defective systems or non-complying vendors. These reductions could occur at individual stores or in clusters of stores sharing defective systems or non-complying vendors. The effect of any failures on the Company's results of operations would depend, of course, upon the extent of any non-compliance and its impact on critical business systems and sources of supply, but could be significant.


NEW ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133 is effective for the Company in the year beginning January 28,
2001.   SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management is currently evaluating the impact of the adoption of SFAS 133 and its effect on the Company's financial statements.


FORWARD-LOOKING STATEMENTS

   This Securities and Exchange Commission Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ from expectations include, but are not limited to, general economic trends, availability and development of real estate for expansion, commodity markets, the nature of competition, vendor supply, and weather conditions, all which are described in detail in the Company's 1998 Annual Report.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies (the "Company") as of April 30, 1999, and the related consolidated statements of current and retained earnings, and cash flows for the three-month periods ended April 30, 1999 and May 1, 1998. These financial statements are the responsibility of the Company's management. The accompanying consolidated financial statements give retroactive effect to the 1999 merger of the Company and Eagle Hardware & Garden, Inc. which has been accounted for as a pooling of interests as described in note 2 to the consolidated financial statements.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of January 29, 1999 (not presented herein), prior to restatement for the 1999 pooling of interests; and in our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. The financial statements of Eagle Hardware & Garden, Inc. for the year ended January 29, 1999 (not presented herein), were audited by other auditors whose report, dated March 10, 1999, expressed an unqualified opinion on those financial statements.


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
May 11, 1999

Part II - OTHER INFORMATION

           6 (b) - Reports on Form 8-K

           A report on Form 8-K was filed on February 22, 1999 by the registrant. Therein under Item 7, the company filed certain exhibits in connection with the Registrant's offering of $400,000,000 principal amount of 6.5% Debentures pursuant to its Shelf Registration Statements on Form S-3 (File No. 333-14257 and File No. 333-51865).

           A report on Form 8-K was filed on March 5, 1999 by the registrant. Therein under Item 5, the company filed a summary and exhibit in connection with the Registrant's offering of 6,206,895 shares of the Company's common stock, $.50 par value, pursuant to its Registration Statement on Form S-3 (File No. 333-72905).

           A report on Form 8-K was filed on April 5, 1999 by the registrant. Therein under Item 5, the company filed a summary and exhibit in connection with the consumation of the merger with Eagle Hardware & Garden, Inc. pursuant to its Registration Statement on Form S-4 (File No. 333-72585).







                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LOWE'S COMPANIES, INC.





        June 11, 1999              /s/   Kenneth W. Black, Jr.
Date  __________________       ________________________________________
                                         Kenneth W. Black, Jr.
                                Vice President and Corporate Controller