Form 10-Q
period 1999-07-30
LOWES COMPANIES INC
filed 1999-09-09
CIK 60667

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  July 30, 1999
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number     1-7898

                             LOWE'S COMPANIES, INC.
              (Exact name of registrant as specified in its charter)

                  NORTH CAROLINA                     56-0578072
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                1605 CURTIS BRIDGE ROAD, WILKESBORO, N.C.  28697
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class       ____                    Outstanding at August 27, 1999
Common Stock, $.50 par value                             382,137,544


                                      16
                                 TOTAL PAGES

                              LOWE'S COMPANIES, INC.


                                    - INDEX -


                                                                     Page No.
PART I - Financial Information:

    Consolidated Balance Sheets - July 30, 1999,
    July 31, 1998 and January 29, 1999                                   3

    Consolidated Statements of Current and
    Retained Earnings - quarter and six months
    ended July 30, 1999 and July 31, 1998                                4

    Consolidated Statements of Cash Flows - six
    months ended July 30, 1999 and July 31, 1998                         5

    Notes to Consolidated Financial Statements.                        6-7

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     8-12

    Independent Accountants' Report                                     13



PART II - Other Information                                            14

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K


EXHIBIT INDEX                                                          16

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                         July 30,     July 31,     January 29,
                                           1999         1998          1999
Assets

  Current assets:
  Cash and cash equivalents              $973,684     $603,330      $228,874
  Short-term investments                   51,366       43,680        20,343
  Accounts receivable - net               181,651      159,613       143,928
  Merchandise inventory                 2,589,854    2,182,043     2,346,092
  Deferred income taxes                    56,245       43,566        56,124
  Other assets                             77,051       94,907        49,021

  Total current assets                  3,929,851    3,127,139     2,844,382

  Property, less
    accumulated depreciation            4,535,999    3,602,045     4,085,798
  Long-term investments                    33,202       36,775        28,716
  Other assets                            119,402       80,080       105,508

  Total assets                         $8,618,454   $6,846,039    $7,064,404

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                   $92,475      $93,975      $117,075
  Current maturities
    of long-term debt                     118,217       48,020       107,893
  Accounts payable                      1,472,209    1,287,855     1,220,543
  Employee retirement plans                78,350       59,361        85,466
  Accrued salaries and wages              119,972       87,944       123,545
  Other current liabilities               464,610      369,801       269,734

  Total current liabilities             2,345,833    1,946,956     1,924,256

  Long-term debt, excluding
    current maturities                  1,747,142    1,495,495     1,364,278
  Deferred income taxes                   174,028      139,366       175,372
  Other long-term liabilities               3,603        3,516         3,209

  Total liabilities                     4,270,606    3,585,333     3,467,115

  Shareholders' equity
  Preferred stock - $5 par value,
       none issued                              -            -             -
  Common stock - $.50 par value;
       Issued and Outstanding
     July 30, 1999       381,918
     July 31, 1998       370,932
     January 29, 1999    374,388          190,959      185,466       187,194
  Capital in excess of par              1,731,544    1,209,739     1,325,817
  Retained earnings                     2,446,622    1,898,022     2,114,248
  Unearned compensation-
    restricted stock awards               (21,204)     (32,679)      (30,387)
  Accumulated other
    comprehensive income (loss)               (73)         158           417

  Total shareholders' equity            4,347,848    3,260,706     3,597,289

  Total liabilities and
    shareholders' equity               $8,618,454   $6,846,039    $7,064,404


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings
In Thousands, Except Per Share Data

                                              Quarter Ended                            Six Months Ended
                                 July 30, 1999         July 31, 1998             July 30, 1999         July 31, 1998
Current Earnings              Amount    Percent     Amount    Percent         Amount    Percent     Amount    Percent
Net sales                   $4,435,219   100.00   $3,733,642   100.00       $8,207,138   100.00   $6,883,421   100.00

Cost of sales                3,247,933    73.23    2,743,765    73.49        6,012,762    73.26    5,063,041    73.55

Gross margin                 1,187,286    26.77      989,877    26.51        2,194,376    26.74    1,820,380    26.45

Expenses:

Selling, general
    and administrative         704,821    15.89      602,055    16.13        1,369,172    16.68    1,171,610    17.02

Store opening costs             15,465     0.35       14,952     0.40           33,675     0.41       27,347     0.40

Depreciation                    81,723     1.84       70,455     1.89          159,643     1.95      139,303     2.02

Interest                        22,096     0.50       18,810     0.50           45,403     0.55       40,449     0.59

Nonrecurring merger costs            -        -            -        -           24,378     0.30            -        -

Total expenses                 824,105    18.58      706,272    18.92        1,632,271    19.89    1,378,709    20.03

Pre-tax earnings               363,181     8.19      283,605     7.59          562,105     6.85      441,671     6.42

Income tax provision           132,964     3.00      102,856     2.75          206,930     2.52      160,195     2.33

Net earnings                  $230,217     5.19     $180,749     4.84         $355,175     4.33     $281,476     4.09


Shares outstanding - Basic     381,635               370,612                   380,220               370,125

Basic earnings per share         $0.60                 $0.49                     $0.93                 $0.76

Shares outstanding - Diluted   384,311               375,667                   383,104               375,004

Diluted earnings per share       $0.60                 $0.48                     $0.93                 $0.76


Retained Earnings
Balance at beginning
    of period               $2,227,816            $1,727,783                $2,114,248            $1,636,666
Net earnings                   230,217               180,749                   355,175               281,476
Cash dividends                 (11,411)              (10,510)                  (22,801)              (20,120)
Balance at end
    of period               $2,446,622            $1,898,022                $2,446,622            $1,898,022


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows
In Thousands

                                                    For the Six Months Ended
                                                    July 30,        July 31,
Periods Ended On                                      1999            1998
Cash Flows From Operating Activities:
  Net Earnings                                      $355,175       $281,476
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation                                     159,643        139,303
    Amortization of Original Issue Discount              307            221
    Decrease in Deferred Income Taxes                 (1,329)        (6,494)
    Loss on Disposition/Writedown
     of Fixed and Other Assets                        37,994         14,722
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (37,723)       (41,205)
     Merchandise Inventory                          (243,762)      (264,618)
     Other Operating Assets                          (25,759)       (56,648)
     Accounts Payable                                251,666        251,973
     Employee Retirement Plans                        40,455         33,989
     Other Operating Liabilities                     200,241        146,895
     Net Cash Provided by Operating Activities       736,908        499,614

Cash Flows from Investing Activities:
  (Increase) Decrease in Investment Assets:
  Short-Term Investments                             (29,926)       (16,059)
  Purchases of Long-Term Investments                  (7,713)       (13,632)
  Proceeds from Sale/Maturity
   of Long-Term Investments                            1,509            522
  Increase in Other Long-Term Assets                 (32,733)        (7,768)
  Fixed Assets Acquired                             (617,395)      (422,232)
  Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         21,377         12,188
  Net Cash Used in Investing Activities             (664,881)      (446,981)

Cash Flows from Financing Activities:
  Net Decrease in Short-Term Borrowings              (24,600)        (4,129)
  Long-Term Debt Borrowings                          394,587        328,160
  Repayment of Long-Term Debt                        (36,951)       (10,917)
  Proceeds from Stock Offering                       348,299              -
  Proceeds from Stock Options Exercised               14,249          8,587
  Cash Dividend Payments                             (22,801)       (29,707)
  Net Cash Provided by Financing Activities          672,783        291,994

Net Increase in Cash and Cash Equivalents            744,810        344,627
Cash and Cash Equivalents, Beginning of Period       228,874        258,703
Cash and Cash Equivalents, End of Period            $973,684       $603,330

See accompanying notes to consolidated financial statements.

                              Lowe's Companies, Inc.
                    Notes to Consolidated Financial Statements


Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of July 30, 1999, and the results of operations for the quarters and six months ended July 30, 1999 and July 31, 1998, and the cash flows for the six months ended July 30, 1999 and July 31, 1998.

          These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 29, 1999. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: The Company completed its merger with Eagle Hardware & Garden, Inc. (Eagle) on April 2, 1999. The transaction, which is valued at approximately $1.3 billion, was structured as a tax-free exchange of the Company's common stock for Eagle's common stock, and was accounted for as a pooling of interests. The financial statements and notes presented provide information on a combined basis for the quarters and six months periods ended July 30, 1999, July 31, 1998 and as of January 29, 1999.

Note 3: Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the dilutive effect of stock options at the balance sheet date. The weighted average number of shares, as adjusted for dilution, were 384,311,000 and 375,667,000 for the quarters ended July 30, 1999 and July 31, 1998, respectively,and 383,104,000 and 375,004,000 for the six months ended July 30, 1999 and July 31, 1998, respectively.



Note  4:  Net interest expense is composed of the following (in thousands):

                                            Quarter ended           Six months ended
                                        July 30,      July 31,    July 30,     July 31,
                                         1999          1998        1999         1998
        Long-term debt                $ 23,930	      $ 19,364    $ 46,465     $ 37,850
        Capitalized leases              10,825         9,736      21,163       19,759
        Short-term debt                  1,208         1,387       3,076        2,816
        Amortization of loan cost          259           189         495          394
        Short-term interest income	      (9,821)       	(7,903)    (17,775)     (13,687)
        Interest capitalized on
          construction in progress	      (4,305)    	   (3,963)     (8,021)      (6,683)

        Net interest expense          $ 22,096	      $ 18,810    $ 45,403     $ 40,449



Note 5: Inventory is stated at the lower of cost or market using the last-in, first-out inventory accounting method, except for the inventory held by Eagle. Inventory held by Eagle of $271.0 and $213.8 million at July 30, 1999 and July 31, 1998, respectively, is stated at the lower of cost or market using the weighted average method of inventory accounting. The Company's LIFO reserve was $38.6 million at July 30, 1999 and January 29, 1999 and $64.6 million at July 31, 1998.

Note 6: Property is shown net of accumulated depreciation of $1.1 billion at July 30, 1999, $.9 billion at July 31, 1998 and $1.0 billion at January 29, 1999.


Note  7:  Supplemental disclosures of cash flow information (in thousands):

                                                Six months ended
                                       July 30, 1999       July 31, 1998
        Cash paid for interest           $ 60,448             $ 50,898
          (net of capitalized)
        Cash paid for income taxes        150,552              128,266

        Non-cash investing and
          financing activities:
           Common stock issued to ESOP     47,571               44,597
           Fixed assets acquired under
              capital lease                35,243               12,597

Note 8: In January 1999, the Board of Directors authorized the funding of the Fiscal 1998 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first half of Fiscal 1999, the Company issued 823,190 shares, with a market value of $47.6 million.


Note 9: In February 1999, the Company issued $400 million of 6.5% Debentures due March 15, 2029 in a private offering. The debentures were registered in July 1999 with the filing of Form S-4 with the Securities and Exchange Commission. The debentures were issued at an original price of $986.47 per $1,000 principal amount, net of the original issue discount and underwriters' discount. The debentures may not be redeemed prior to maturity. In March 1999, the Company issued 6,206,895 shares of common stock in a public offering. The net proceeds from the offering were $348.3 million and were issued under a shelf registration statement filed with the Securities and Exchange Commission in December 1997.


Note 10: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $229.9 and $180.9 million for the quarters ended July 30, 1999 and July 31, 1998, respectively, compared to reported net earnings of $230.2 and $180.7 million for the second quarter of 1999 and 1998. Total comprehensive income was $354.7 and $281.4 million for the six months ended July 30, 1999 and July 31, 1998, respectively, compared to reported net earnings of $355.2 and $281.5 million for the first six months of 1999 and 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter and six months ended July 30, 1999. This discussion should be read in conjunction with the financial statements, and financial statement footnotes included in the Company's most recent Form 10-K.

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


OPERATIONS

   For the second quarter of fiscal 1999, sales increased 19% to $4.4 billion, comparable store sales increased 5.6% and net earnings rose 27% to $230.2 million compared to last year's second quarter results. Diluted earnings per share were $.60 compared to $.48 for the comparable quarter of last year. For the six months ended July 30, 1999, sales increased 19% to $8.2 billion, comparable store sales increased 6.1% and net earnings increased 26% to $355.2 million compared to the first six months of 1998. Diluted earnings per share were $.93 compared to $.76 for the first six months of last year. Pretax earnings for the first six months of 1999 were reduced by a nonrecurring charge of $24.4 million relating to the Company's merger with Eagle.
Excluding the one-time charge, diluted earnings per share would have been $.97 for the first six months of 1999.

   The sales increase in the second quarter was attributable to 8.1 million square feet of retail selling space relating to new and relocated stores since last year's second quarter and the 5.6% comparable store sales gain. Sales in the Company's core businesses performed well during the second quarter. The Company experienced its strongest sales increases in appliances, kitchen cabinets, nursery and garden products, hardware and home decor categories.

   Gross margin was 26.77% of sales for the quarter ended July 30, 1999 compared to 26.51% for last year's comparable quarter. Gross margin for the six months ended July 30, 1999 was 26.74% versus 26.45% in the first six months of 1998. The increase in margin rate for the second quarter and first six months of 1999 results primarily from favorable changes in product mix, ongoing store pricing disciplines, leveraging of distribution facilities and lower product costs. There was a LIFO credit of $3.0 million for the first six months of 1998 compared to no LIFO charge or credit in the first six months of 1999.

   Selling, general and administrative expenses (SG&A) were 15.89% of sales versus 16.13% in last year's second quarter. SG&A increased by 17% compared to the 19% increase in sales for the quarter. SG&A was 16.68% of sales for the six months ended July 30, 1999 compared to 17.02% for the first six months of 1998. SG&A increased by 17% compared to the 19% increase in sales for the first six months of 1999. Lower net advertising expense, increased credit card program income and controls relating to other expenses contributed to the positive leverage in SG&A for the second quarter and the first six months of 1999.

   Store opening costs were $15.5 million for the quarter ended July 30, 1999 compared to $15.0 million last year, representing costs associated with the opening of 21 stores during the current year's second quarter (8 new and 13 relocated). This compares to 15 stores for the comparable period last year (8 new and 7 relocated). Charges in this quarter for future and prior openings were $4.3 million compared to $5.4 million in last year's second quarter. Charges totaling $2.4 and $3.6 million related to stores opening in the second quarter of 1999 and 1998, respectively, were expensed prior to the respective quarter. Store opening costs for the six months ended July 30 ,1999 were $33.7 million compared to $27.3 million last year. These costs were associated with the opening of 34 stores during the first six months of 1999 (16 new and 18 relocated) compared to 25 stores (15 new and 10 relocated) opened during the first six months of last year. For the six months ended, store opening costs also included a $2.2 million charge relating to Eagle's adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". These expenses were previously capitalized and written off after stores were opened. Currently, these costs are expensed as incurred. The Company's 1999 expansion plans are discussed under "Liquidity and Capital Resources" below.

   Depreciation was $81.7 million for the quarter ended July 30, 1999 and $159.6 million for the six months then ended. This represents an increase of 16.0% and 14.6% over the respective comparable periods last year. The increase is due primarily to additions of buildings, fixtures, displays and computer equipment relating to the Company's expansion program.

   Interest expense increased from $18.8 and $40.4 million to $22.1 and $45.4 million for the quarter and six months ended July 30, 1999, respectively. Interest has increased primarily due to interest expense on debentures issued since last year's second quarter.

   In the first quarter of 1999, the Company recorded nonrecurring costs of $24.4 million relating to the merger with Eagle which consisted of $15.7 million relating to the writeoff of nonusable Eagle properties, $1.5 million for severance obligations to former Eagle executives and $7.2 million in direct merger costs such as accounting, legal, investment banker and other miscellaneous fees.

   The Company's effective income tax rate was 36.61% for the quarter ended July 30, 1999 and 36.27% for last year's second quarter. The effective rate was 36.81% compared to 36.27% for the six months ended July 30, 1999 and July 31, 1998, respectively. The higher rate in 1999 is primarily related to the expansion into states with higher income tax rates and the impact of non-deductible merger expenses.


LIQUIDITY AND CAPITAL RESOURCES

   Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $737 million for the six months ended July 30, 1999 compared to $500 million for the first six months of 1998. The $237 million increase in the current year resulted primarily from increased cash earnings, an increase in other liabilities due to payment timing differences and a smaller increase in merchandise inventory as compared to the prior period. The Company's working capital was $1.6 billion at July 30, 1999 compared to $1.2 billion at July 31, 1998 and $920 million at January 29, 1999.

   The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $617 million and $422 million for the six months ended July 30, 1999 and July 31, 1998, respectively. At July 30, 1999, the Company had 533 stores in 37 states and 50.6 million square feet of retail selling space, a 19% increase over the selling space as of July 31, 1998.

   Cash flows provided by financing activities were $673 million for the six months ended July 30, 1999 compared to $292 million for the six months ended July 31, 1998. The major cash components of financing activities in the first six months of 1999 included the issuance of $400 million principal of 6.5% debentures and $348.3 million in net proceeds from a common stock offering.

   Property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1999 capital budget is approximately $1.7 billion, inclusive of approximately $214 million in operating or capital leases. More than 80% of this planned commitment is for store expansion. Expansion plans for 1999 consist of approximately 85 to 90 stores (including the relocation of 30 to 35 older, smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 18%. Approximately 15% of the 1999 projects will be leased and 85% will be owned. Expansion in the first six months of fiscal 1999 included 16 new stores and 18 relocations representing
3.1 million square feet of new incremental retail space.

   The Company believes that funds from operations, debt issuances, leases and existing credit agreements will be adequate to finance the 1999 expansion plan and other operating needs.

   As discussed in the annual report for the year ending January 29, 1999, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term investments and long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks associated with long-term investments at July 30, 1999 have not changed materially since January 29, 1999. Long-term debt has increased primarily due to the issuance of $400 million principal amount of 6.5% Debentures due March 15, 2029.


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

   In preparing IT systems for the Year 2000, the Company has utilized both internal and external resources. Contracted programming costs to convert the Company's IT systems during 1997, 1998 and 1999 are estimated to total approximately $5 million and are being expensed as incurred, the majority of which had been incurred through the first quarter. Currently, over 99% of the programs have been remediated. In addition, approximately $19 million of computer hardware has been purchased to replace non-compliant computer hardware. The cost of new hardware is being capitalized and depreciated over useful lives ranging from 3 to 5 years. Cash flow from operations is the Company's source of funding all Year 2000 costs. The incremental cost to convert systems has been mitigated by substantial investments in new computer systems over the past six years. During this period, new computer systems have been developed or purchased including, but not limited to, these applications: Distribution, Electronic Data Interchange, Payroll and Human Resources, General Ledger, Accounts Payable, Forecasting and Replenishment, and Supply Services. All of these new systems are Year 2000 compliant. The Company's conversion of internally developed legacy systems was completed by the end of fiscal 1998. The first stage of certification testing was completed by September, 1999 with stage two planned to be completed in mid December, 1999.

   With respect to non-IT related risks, each functional area of the Company is responsible for identifying these issues. Within each business function, objectives are being prioritized and evaluated for risk of Year 2000 problems. The assessment phase was completed in April 1999. Based on those assessments, contingency plans for high priority and critical business functions have been developed and have been reviewed by the Company's senior management. The contingency plans approved by senior management will be implemented and revised during the remainder of calendar year 1999. Examples of potential non-IT risks of Year 2000 problems would be power outages and failures of communication systems, bar code readers and security devices. Over half of the Company's stores have generators in place that would mitigate most problems associated with a temporary power outage, while the remaining stores have the capability to continue operations on a curtailed basis until power is restored.

   In regards to third party readiness, the Company mailed Year 2000 questionnaires to all identified third parties (merchandise vendors and other entities with which the Company conducts business) in order to assess whether they are Year 2000 compliant or have adequately addressed their system conversion requirements. Of the approximate six thousand questionnaires mailed, 44% of the recipients have currently responded. A majority of the non-respondents have been contacted by phone and our questionnaire has been faxed to them requesting signed returns within 24 hours. The Company is currently assessing the adequacy of these responses. The Company cannot predict how many of the responses received may prove later to be inaccurate or overly optimistic. To address this uncertainty, the Company has developed contingency plans to address unanticipated interruptions or down time in both the Company's and third parties' systems and services.

   The Company is continuing to closely monitor adherence to the remainder of its Year 2000 implementation plan and is currently satisfied that it will be completed in the third quarter of 1999. For the remainder of the project, the Company's efforts will be devoted to four primary areas:
(1)  certification testing of IT systems to ensure Year 2000 compliance,
(2) contingency plan implementation and revisions for business areas as well as IT systems,
(3)  continued follow-up to questionnaires sent to third parties, and
(4) updating some of the purchased software packages with Year 2000 compliant upgrades.

If the Company encounters unforeseen complications or issues not previously addressed in the comprehensive plan, additional resources from internal and external sources will be committed to complete the project by the planned completion time of the third quarter of 1999. Since the use of these additional resources is considered unlikely, no estimates as to their costs have been made at this time.

   Following completion of the merger on April 2, 1999, the Company began a review of the Eagle Hardware and Garden subsidiary preparedness for the Year 2000. The findings indicated that the Eagle computer systems are substantially Year 2000 ready. For the Eagle operations, the remainder of this year will be focused on developing contingency plans and upgrading point-of-sale software.

   The Company believes that its contingency plan should mitigate any adverse effect on its business from the Year 2000 problem. However, if:
(1)  the implementation of the plan is not completed on time,
(2) the Company has failed to identify and fix material non-complying equipment or software, or
(3) third parties are unable to fulfill significant commitments to the Company as a result of their failure to effectively address their Year 2000 problems, the Company's ability to carry out its business could be adversely affected. For example, the Company believes that its most likely worst case scenarios would involve the inability of the Company's IT and non-IT systems to process transactions in the stores or on a regional or company-wide basis. If that were to occur, the Company could be forced to process these transactions manually. The volume of business the Company could transact, and its sales and income, would be reduced until it was able to develop alternatives to defective systems or non-complying vendors. These reductions could occur at individual stores or in clusters of stores sharing defective systems or non-complying vendors. The effect of any failures on the Company's results of operations would depend, of course, upon the extent of any non-compliance and its impact on critical business systems and sources of supply, but could be significant.


NEW ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133 is effective for the Company in the year beginning January 26,
2001.   SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management is currently evaluating the impact of the adoption of SFAS 133 and its effect on the Company's financial statements.


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

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies (the "Company") as of July 30, 1999, and the related consolidated statements of current and retained earnings, and cash flows for the three-month periods ended July 30, 1999 and July 31, 1998. These financial statements are the responsibility of the Company's management. The accompanying consolidated financial statements give retroactive effect to the 1999 merger of the Company and Eagle Hardware & Garden, Inc. which has been accounted for as a pooling of interests as described in note 2 to the consolidated financial statements. We were furnished with the reports of other accountants on their review of the interim financial information of Eagle Hardware and Garden, Inc., whose total revenues constituted 8% of consolidated total revenues for both the three-month and six-month periods ended July 31, 1998.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 29, 1999, prior to restatement for the 1999 pooling of interests (not presented herein); and in our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. The financial statements of Eagle Hardware & Garden, Inc. for the year ended January 29, 1999, were audited by other auditors whose report, dated March 10, 1999, expressed an unqualified opinion on those financial statements (not presented herein). We also audited the adjustments described in Note 2 to the consolidated statements that were applied to restate the January 29, 1999 consolidated balance sheet of the Company (not presented herein). In our opinion, such statements are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of January 29, 1999 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
August 11, 1999

Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders.

(a) - The annual meeting of shareholders was held May 28, 1999.

(b) - Directors elected at the meeting: James F. Halpin, Richard K. Lochridge, and Claudine B. Malone

     Incumbent Directors whose terms expire in subsequent years are: Carol
     A. Farmer, Robert L. Strickland, Peter C. Browning, Leonard L. Berry, Paul Fulton, Robert G Schwartz and Robert L. Tillman

(c) - The matters voted upon at the meeting and the results of the voting were as follows:

      (1) Election of Directors:          FOR                        WITHHELD
          James F. Halpin             285,735,042                   35,841,835
          Richard K. Lochridge        285,757,119                   35,819,758
          Claudine B. Malone          285,693,327                   35,883,550

      (2) Proposal to approve the Lowe's Companies, Inc. Directors' Stock Option Plan

                          FOR           AGAINST            ABSTAIN
                      266,432,259      53,525,960         1,598,756




Item 6 (a) - Exhibits

       (3.2) Bylaws, as Amended and Restated May 28, 1999

       Refer to the Exhibit Index on page 16




Item 6 (b) - Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended July
30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LOWE'S COMPANIES, INC.





     September 8, 1999                /s/    Kenneth W. Black, Jr.
Date ------------------        ----------------------------------------
                                             Kenneth W. Black, Jr.
                                Vice President and Corporate Controller

EXHIBIT INDEX


                                                                    Page No.

Exhibit 3.2 - Bylaws, as Amended and Restated May 28, 1999          17 - 33