Form 10-Q
period 1999-10-29
LOWES COMPANIES INC
filed 1999-12-13
CIK 60667

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  October 29, 1999
                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number     1-7898

                                 LOWE'S COMPANIES, INC.
                 (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                 56-0578072
State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)

                   1605 CURTIS BRIDGE ROAD, WILKESBORO, N.C.  28697
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at November 26, 1999
Common Stock, $.50 par value                           382,321,824


                                        17
                                    TOTAL PAGES

                                  LOWE'S COMPANIES, INC.


                                       - INDEX -


                                                                      Page No.
PART I - Financial Information:

    Consolidated Balance Sheets - October 29, 1999,
    October 30, 1998 and January 29, 1999                                3

    Consolidated Statements of Current and
    Retained Earnings - quarter and nine months
    ended October 29, 1999 and October 30, 1998                          4

    Consolidated Statements of Cash Flows - nine
    months ended October 29, 1999 and October 30, 1998                   5

    Notes to Consolidated Financial Statements                         6-7

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     8-13

    Independent Accountants' Report                                     14



PART II - Other Information                                             15

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K



EXHIBIT INDEX                                                           16

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                       October 29,  October 30,   January 29,
                                          1999         1998          1999
Assets

  Current assets:
  Cash and cash equivalents             $623,426     $352,180      $228,874
  Short-term investments                  81,668       36,190        20,343
  Accounts receivable - net              177,705      159,877       143,928
  Merchandise inventory                2,820,000    2,489,037     2,384,700
  Deferred income taxes                   47,004       20,879        39,994
  Other assets                           127,403       75,181        49,021

  Total current assets                 3,877,206    3,133,344     2,866,860

  Property, less
    accumulated depreciation           4,851,439    3,844,820     4,085,798
  Long-term investments                   32,404       34,065        28,716
  Other assets                            98,709       88,780       105,508

  Total assets                        $8,859,758   $7,101,009    $7,086,882

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                  $92,475      $93,975      $117,075
  Current maturities
    of long-term debt                     98,990       66,583       107,893
  Accounts payable                     1,549,447    1,359,410     1,220,543
  Employee retirement plans               71,335       60,285        85,466
  Accrued salaries and wages             172,481      126,688       123,545
  Other current liabilities              406,746      342,794       269,734

  Total current liabilities            2,391,474    2,049,735     1,924,256

  Long-term debt, excluding
    current maturities                 1,733,312    1,471,922     1,364,278
  Deferred income taxes                  184,838      144,283       175,372
  Other long-term liabilities              4,468        3,362         3,209

  Total liabilities                    4,314,092    3,669,302     3,467,115

  Shareholders' equity
  Preferred stock - $5 par value,
       none issued                             -            -             -
  Common stock - $.50 par value;
       Issued and Outstanding
     October 29, 1999       382,276
     October 30, 1998       371,324
     January 29, 1999       374,388      191,138      185,662       187,194
  Capital in excess of par             1,745,958    1,232,436     1,325,816
  Retained earnings                    2,626,367    2,048,335     2,136,727
  Unearned compensation-
    restricted stock awards              (17,549)     (35,083)      (30,387)
  Accumulated other
    comprehensive income (loss)             (248)         357           417

  Total shareholders' equity           4,545,666    3,431,707     3,619,767

  Total liabilities and
    shareholders' equity              $8,859,758   $7,101,009    $7,086,882


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings
In Thousands, Except Per Share Data

                                              Quarter Ended                           Nine Months Ended
                              October 29, 1999      October 30, 1998          October 29, 1999      October 30, 1998
Current Earnings              Amount    Percent     Amount    Percent         Amount    Percent     Amount    Percent
Net sales                   $3,909,188   100.00   $3,278,298   100.00      $12,116,326   100.00  $10,161,719   100.00

Cost of sales                2,819,639    72.13    2,396,163    73.09        8,832,401    72.90    7,462,204    73.43

Gross margin                 1,089,549    27.87      882,135    26.91        3,283,925    27.10    2,699,515    26.57

Expenses:

Selling, general
    and administrative         692,394    17.71      578,362    17.64        2,061,566    17.02    1,749,971    17.22

Store opening costs             25,722     0.66       20,345     0.62           59,397     0.49       47,693     0.47

Depreciation                    86,440     2.21       72,848     2.22          246,083     2.03      212,151     2.09

Interest                        18,921     0.48       19,282     0.59           64,324     0.53       59,731     0.59

Nonrecurring merger costs            -        -            -        -           24,378     0.20            -        -

Total expenses                 823,477    21.06      690,837    21.07        2,455,748    20.27    2,069,546    20.37

Pre-tax earnings               266,072     6.81      191,298     5.84          828,177     6.83      629,969     6.20

Income tax provision            97,384     2.49       69,406     2.12          304,314     2.51      228,513     2.25

Net earnings                  $168,688     4.32     $121,892     3.72         $523,863     4.32     $401,456     3.95


Shares outstanding - Basic     382,168               371,268                   380,869               370,505

Basic earnings per share         $0.44                 $0.33                     $1.38                 $1.08

Shares outstanding - Diluted   384,348               376,022                   383,542               375,378

Diluted earnings per share       $0.44                 $0.33                     $1.37                 $1.08


Retained Earnings

Balance at beginning
    of period               $2,469,102            $1,936,966                $2,136,728            $1,677,523
Net earnings                   168,688               121,892                   523,863               401,456
Cash dividends                 (11,423)              (10,523)                  (34,224)              (30,644)
Balance at end
    of period               $2,626,367            $2,048,335                $2,626,367            $2,048,335


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows
In Thousands

                                                  For the Nine Months Ended
                                                 October 29,     October 30,
                                                    1999            1998
Cash Flows From Operating Activities:
  Net Earnings                                      $523,863       $401,456
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation                                     246,083        212,151
    Amortization of Original Issue Discount              467            330
    Increase (Decrease) in Deferred Income Taxes       4,505         (1,897)
    Loss on Disposition/Writedown
     of Fixed and Other Assets                        43,252         16,641
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (33,777)       (41,469)
     Merchandise Inventory                          (435,300)      (503,996)
     Other Operating Assets                          (77,872)       (41,605)
     Accounts Payable                                328,905        323,527
     Employee Retirement Plans                        45,381         50,243
     Other Operating Liabilities                     199,733        162,737
     Net Cash Provided by Operating Activities       845,240        578,118

Cash Flows from Investing Activities:
  (Increase) Decrease in Investment Assets:
  Short-Term Investments                             (55,989)        (2,774)
  Purchases of Long-Term Investments                 (12,447)       (16,489)
  Proceeds from Sale/Maturity
   of Long-Term Investments                            2,531            602
  Increase in Other Long-Term Assets                 (12,152)       (12,191)
  Fixed Assets Acquired                           (1,045,897)      (747,266)
  Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         34,685         18,429
  Net Cash Used in Investing Activities           (1,089,269)      (759,689)

Cash Flows from Financing Activities:
  Net Decrease in Short-Term Borrowings              (24,600)        (4,129)
  Long-Term Debt Borrowings                          394,590        328,159
  Repayment of Long-Term Debt                        (62,487)       (17,861)
  Proceeds from Stock Offering                       348,299              -
  Proceeds from Stock Options Exercised               17,003          9,109
  Cash Dividend Payments                             (34,224)       (40,230)
  Net Cash Provided by Financing Activities          638,581        275,048

Net Increase in Cash and Cash Equivalents            394,552         93,477
Cash and Cash Equivalents, Beginning of Period       228,874        258,703
Cash and Cash Equivalents, End of Period            $623,426       $352,180

See accompanying notes to consolidated financial statements.

                                  Lowe's Companies, Inc.
                       Notes to Consolidated Financial Statements


Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 29, 1999, and the results of operations for the quarters and nine months ended October 29, 1999 and October 30, 1998, and the cash flows for the nine months ended October 29, 1999 and October 30, 1998.

          These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 29, 1999. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.


Note 2: The Company completed its merger with Eagle Hardware & Garden, Inc. (Eagle) on April 2, 1999. The transaction, which is valued at approximately $1.3 billion, was structured as a tax-free exchange of the Company's common stock for Eagle's common stock, and was accounted for as a pooling of interests. The financial statements and notes presented provide information on a combined basis for the quarters and nine months periods ended October 29, 1999, October 30, 1998 and as of January 29, 1999.


Note 3: The Company changed its method of accounting for inventories from the Last-In-First-Out (LIFO) method to the First-In-First-Out (FIFO) method effective as of July 31, 1999. The Company has been experiencing reduced costs in most product categories resulting from a combination of better buying, increased imports, and logistics efficiencies. Therefore, management believes the FIFO method provides a better measurement of operating results. The change will also aid in financial statement comparability within the home improvement retail industry segment.

          Prior period consolidated financial statements have been restated for the retroactive effect of the change in accounting principle. The effect of the restatement was to decrease net earnings and retained earnings by $5.2 million ($.01 per share) and $7.1 million
          ($.02 per share) for the quarter and nine months ended October 30, 1998, respectively. There was no LIFO adjustment required during the first two quarters of Fiscal 1999; therefore there was no effect on current year earnings as previously reported. The effect of this change on the Company's net earnings and retained earnings for the years ended January 29, 1999 and January 30, 1998 was a decrease of $18.4 million ($.05 per share) and $4.4 million ($.01 per share), respectively.


Note 4: Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the dilutive effect of stock options at the balance sheet date. The weighted average number of shares, as adjusted for dilution, were 384,348,000 and 376,022,000 for the quarters ended October 29, 1999 and October 30, 1998, respectively, and 383,542,000 and 375,378,000 for the nine months ended October 29, 1999 and October 30, 1998, respectively.

Note  5:  Net interest expense is comprised of the following (in thousands):

                                                       Quarter ended               Nine months ended
                                                Oct. 29,         Oct. 30,       Oct. 29,       Oct. 30,
                                                 1999              1998           1999           1998
       Long-term debt                         $  23,673	         $  19,313      $  70,139      $  57,163
       Capitalized leases                        10,511             9,665         31,674         29,424
       Short-term debt                            1,311             1,382          4,387          4,198
       Amortization of loan cost                    236               187            730            581
       Short-term interest income	               (11,592)           (6,073)       (29,367)       (19,759)
       Interest capitalized on
         construction in progress	                (5,218)           (5,192)       (13,239)       (11,876)

       Net interest expense                   	$  18,921	         $  19,282      $  64,324      $  59,731


Note 6: Property is shown net of accumulated depreciation of $1.2 billion at October 29, 1999, $1.0 billion at October 30, 1998 and $1.0 billion at January 29, 1999.


Note  7:  Supplemental disclosures of cash flow information (in thousands):

                                                    Nine months ended
                                           Oct. 29, 1999         Oct. 30, 1998
  Cash paid for interest
      (net of capitalized)                  $ 116,712              $ 96,080
  Cash paid for income taxes                  289,677               206,805

  Non-cash investing and financing activities:
      Common stock issued to ESOP              59,691                60,158
      Fixed assets acquired under
      capital lease                            27,561                24,822


Note 8: In January 1999, the Board of Directors authorized the funding of the Fiscal 1998 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first nine months of Fiscal 1999, the Company issued 1,077,620 shares, with a market value of $59.7 million.


Note 9: In February 1999, the Company issued $400 million of 6.5% Debentures due March 15, 2029 in a private offering. The debentures were registered in July 1999 with the Securities and Exchange Commission. The debentures were issued at an original price of $986.47 per $1,000 principal amount, net of the original issue discount and underwriters' discount. The debentures may not be redeemed prior to maturity. In March 1999, the Company issued 6,206,895 shares of common stock in a public offering. The net proceeds from the offering were $348.3 million.


Note 10: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $168.5 and $122.1 million for the quarters ended October 29, 1999 and October 30, 1998, respectively, compared to reported net earnings of $168.7 and $121.9 million for the third quarter of 1999 and 1998. Total comprehensive income was $523.2 and $401.6 million for the nine months ended October 29, 1999 and October 30, 1998, respectively, compared to reported net earnings of $523.9 and $401.5 million for the first nine months of 1999 and 1998.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter and nine months ended October 29, 1999. This discussion should be read in conjunction with the financial statements and related footnotes included in the Company's most recent Form 10-K.

   The Company completed its merger with Eagle Hardware & Garden, Inc. (Eagle) on April 2, 1999. The transaction, which was valued at approximately $1.3 billion, was structured as a tax-free exchange of the Company's common stock for Eagle's common stock, and was accounted for as a pooling of interests. As a result, all current and historical financial information is presented on a combined basis.

   The Company changed its method of accounting for inventories from the Last-In-First-Out (LIFO) method to the First-In-First-Out (FIFO) method as of July 31, 1999. The Company has been experiencing reduced costs in most product categories resulting from a combination of better buying, increased imports, and logistics efficiencies. Therefore, management believes the FIFO method provides a better measurement of operating results. The change will also aid in financial statement comparability within the home improvement retail industry segment. Prior period consolidated financial statements have been restated for the retroactive effect of the change in accounting principle.


OPERATIONS

   For the third quarter of fiscal 1999, sales increased 19% to $3.9 billion, comparable store sales increased 6.3% and net earnings rose 38% to $168.7 million compared to last year's third quarter results. Diluted earnings per share were $.44 compared to $.33 for the comparable quarter of last year. For the nine months ended October 29, 1999, sales increased 19% to $12.1 billion, comparable store sales increased 6.2% and net earnings increased 30% to $523.9 million compared to the first nine months of 1998. Diluted earnings per share were $1.37 compared to $1.08 for the first nine months of last year. Pretax earnings for the first nine months of 1999 were reduced by a nonrecurring charge of $24.4 million relating to the Company's merger with Eagle. Excluding the one-time charge, diluted earnings per share would have been $1.41 for the first nine months of 1999.

   The sales increase in the third quarter was attributable to an additional
8.8 million square feet of retail selling space relating to new and relocated stores opening since last year's third quarter and the 6.3% comparable store sales gain. Sales in the Company's core businesses performed well during the third quarter. The Company experienced its strongest sales increases in appliances, kitchen cabinets, tools, hardware and home decor categories.

   Gross margin was 27.87% of sales for the quarter ended October 29, 1999 compared to 26.91% for last year's comparable quarter. Gross margin for the nine months ended October 29, 1999 was 27.10% versus 26.57% in the first nine months of 1998. The increase in margin rate for the third quarter and first nine months of 1999 results primarily from lower product costs, controls relating to inventory shrinkage, favorable changes in product mix and leveraging of distribution facilities.

   Selling, general and administrative expenses (SG&A) were 17.71% of sales versus 17.64% in last year's third quarter. SG&A increased by 20% compared to the 19% increase in sales for the quarter. The increase as a percentage of sales primarily related to store payroll expense and Eagle integration costs. These increased expenses were offset by lower net advertising expense, increased credit card program income and lower expenses in general due to better controls. SG&A was 17.02% of sales for the nine months ended October 29, 1999 compared to 17.22% for the same period last year. SG&A increased by 18% compared to the 19% increase in sales for the first nine months of 1999. Lower net advertising expense, increased credit card program income and controls relating to other expenses contributed to the positive leverage in SG&A for the nine months ended October 29, 1999.

   Store opening costs were $25.7 million for the quarter ended October 29, 1999 compared to $20.3 million last year, representing costs associated with the opening of 21 stores during the current year's third quarter (13 new and 8 relocated). This compares to 16 stores for the comparable period last year (10 new and 6 relocated). Charges in this quarter for future and prior openings were $7.3 million compared to $7.5 million in last year's third quarter. Charges totaling $2.6 and $2.7 million related to stores opening in the third quarter of 1999 and 1998, respectively, were expensed prior to the respective quarters. Store opening costs for the nine months ended October 29, 1999 were $59.4 million compared to $47.7 million last year. These costs were associated with the opening of 55 stores during the first nine months of 1999 (29 new and 26 relocated) compared to 41 stores (25 new and 16 relocated) opened during the first nine months of last year. For the nine months ended October 29, 1999, store opening costs also included a $2.2 million charge relating to Eagle's adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". These expenses were previously capitalized and written off after stores were opened. Currently, these costs are expensed as incurred. The Company's 1999 expansion plans are discussed under "Liquidity and Capital Resources" below.

   Depreciation was $86.4 million for the quarter ended October 29, 1999 and $246.1 million for the nine months then ended. This represents an increase of 18.7% and 16.0% over the respective comparable periods last year. The increase is due primarily to additions of buildings, fixtures, displays and computer equipment relating to the Company's expansion program.

   Interest expense decreased from $19.3 million in last year's third quarter to $18.9 million for the quarter ended October 29, 1999. The decrease occurred primarily as a result of higher levels of interest income generated from investments being offset against interest expense in the current year's third quarter. Interest expense for the nine months ended October 29, 1999 increased to $64.3 million compared to $59.7 million for the first nine months of 1998. Interest for the first nine months of 1999 has increased primarily due to interest expense on debentures issued since last year's third quarter.

   In the first quarter of 1999, the Company recorded nonrecurring costs of $24.4 million relating to the merger with Eagle which consisted of $15.7 million relating to the writeoff of nonusable Eagle properties, $1.5 million for severance obligations to former Eagle executives and $7.2 million in direct merger costs such as accounting, legal, investment banker and other miscellaneous fees.

   The Company's effective income tax rate was 36.60% for the quarter ended October 29, 1999 and 36.28% for last year's third quarter. The effective rate was 36.75% compared to 36.27% for the nine months ended October 29, 1999 and October 30, 1998, respectively. The higher rate in 1999 is primarily related to the expansion into states with higher income tax rates and the impact of non-deductible merger expenses.

LIQUIDITY AND CAPITAL RESOURCES

   Primary sources of liquidity are cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $845 million for the nine months ended October 29, 1999 compared to $578 million for the first nine months of 1998. The $267 million increase in the current year resulted primarily from increased earnings, an increase in other liabilities due to payment timing differences and a smaller increase in merchandise inventory as compared to the prior period. The Company's working capital was $1.5 billion at October 29, 1999 compared to $1.1 billion at October 30, 1998 and $943 million at January 29, 1999.

   The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan.
Cash acquisitions of fixed assets were $1.0 billion for the nine months ended October 29, 1999 compared to $747 million for the first nine months of 1998. At October 29, 1999, the Company had 544 stores in 37 states and 52.8 million square feet of retail selling space, a 20% increase over the selling space as of October 30, 1998.

   Cash flows provided by financing activities were $639 million for the nine months ended October 29, 1999 compared to $275 million for the nine months ended October 30, 1998. The major cash components of financing activities in the first nine months of 1999 included the issuance of $400 million principal of 6.5% debentures and $348.3 million in net proceeds from a common stock offering.

   Property has increased as a result of the Company's plan to continue expansion of retail sales floor square footage by expanding into new markets and relocating from older, smaller stores to larger stores. The Company's 1999 capital budget is approximately $1.7 billion, inclusive of approximately $214 million in operating or capital leases. More than 80% of this planned commitment is for store expansion. Expansion plans for 1999 consist of approximately 90 stores (including the relocation of 31 older, smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 18%. Approximately 15% of the 1999 projects will be leased and 85% will be owned. Expansion in the first nine months of fiscal 1999 included 29 new stores and 26 relocations representing 4.2 million square feet of new incremental retail space.

   The Company believes that funds from operations, debt and equity issuances, leases and existing credit agreements will be adequate to finance the 1999 expansion plan and other operating needs.

   As discussed in the annual report for the year ending January 29, 1999, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term investments and long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks associated with long-term investments at October 29, 1999 have not changed materially since January 29, 1999. Long-term debt has increased primarily due to the issuance of $400 million principal amount of 6.5% Debentures due March 15, 2029.

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

   In preparing IT systems for the Year 2000, the Company has utilized both internal and external resources. Contracted programming costs to convert the Company's IT systems during 1997, 1998 and 1999 are estimated to total approximately $5 million and are being expensed as incurred, the majority of which had been incurred through the first quarter. Currently, all of the programs appear to have been remediated. In addition, approximately $19 million of computer hardware has been purchased to replace non-compliant computer hardware. The cost of new hardware is being capitalized and depreciated over useful lives ranging from 3 to 5 years. Cash flow from operations is the Company's source of funding all Year 2000 costs. The incremental cost to convert systems has been mitigated by substantial investments in new computer systems over the past six years. During this period, new computer systems have been developed or purchased including, but not limited to, these applications: Distribution, Electronic Data Interchange, Payroll and Human Resources, General Ledger, Accounts Payable, Forecasting and Replenishment and Supply Services. All of these new systems are Year 2000 compliant. The Company's conversion of internally developed legacy systems was completed by the end of fiscal 1998. The first stage of certification testing was completed in September, 1999 with stage two planned to be completed by December 17, 1999. The objective of both stages of the testing and certification is to demonstrate that the tested systems operate without significant error after setting system clocks to several critical dates. The second stage of testing is required to test and certify new applications and upgrades that were installed since the beginning of the first stage of testing.

   With respect to non-IT related risks, each functional area of the Company is responsible for identifying these issues. Within each business function, objectives have been prioritized and evaluated for risk of Year 2000 problems. The assessment phase was completed in April 1999. Based on those assessments, contingency plans for high priority and critical business functions were developed and reviewed by the Company's senior management. The contingency plans approved by senior management are being implemented and revised during the remainder of calendar year 1999. Examples of potential non-IT risks of Year 2000 problems would be power outages and failures of communication systems, bar code readers and security devices. Over half of the Company's stores have generators in place that would mitigate most problems associated with a temporary power outage, while the remaining stores have the capability to continue operations on a curtailed basis until power is restored.

   In regards to third party readiness, the Company mailed Year 2000 questionnaires to all identified third parties (merchandise vendors and other entities with which the Company conducts business) in order to assess whether they are Year 2000 compliant or have adequately addressed their system conversion requirements. Of the approximate eight thousand questionnaires mailed, 60% of the recipients have currently responded. The Company has identified and contacted critical merchandise vendors, all of which have responded, and confirmed their Year 2000 readiness. The Company cannot predict how many of the responses received may prove later to be inaccurate or overly optimistic. To address this uncertainty, the Company has developed contingency plans to address unanticipated interruptions or down time in both the Company's and third parties' systems and services. These plans call for shifting additional business to vendors that are able to timely perform and/or identifying new alternate vendors.

   The Company is continuing to execute its Year 2000 implementation plan and is currently satisfied with the Company's progress. For the remainder of the year, the Company's efforts will be devoted to three primary areas:
(1) Ongoing certification testing of IT systems to ensure Year 2000 compliance,
(2) contingency plan implementation, and
(3) continued follow-up with our external suppliers.

   Following completion of the merger on April 2, 1999, the Company began a review of the Eagle Hardware and Garden subsidiary preparedness for the Year 2000. The findings indicated that the Eagle computer systems are substantially Year 2000 ready. Contengency plans for Eagle operations have been incorporated into Lowe's contingency plans.

   The Company believes that its contingency plans should mitigate any adverse effect on its business from the Year 2000 problem. However, if:
(1) the Company has failed to identify and fix material non-complying equipment or software, or
(2) third parties are unable to fulfill significant commitments to the Company as a result of their failure to effectively address their Year 2000 problems, the Company's ability to carry out its business could be adversely affected. For example, the Company believes that its most likely worst case scenarios would involve the inability of the Company's IT and non-IT systems to process transactions in the stores or on a regional or company-wide basis. If that were to occur, the Company could be forced to process these transactions manually. The volume of business the Company could transact, and its sales and income, would be reduced until it was able to develop alternatives to defective systems or non-complying vendors. These reductions could occur at individual stores or in clusters of stores sharing defective systems or non-complying vendors. The effect of any failures on the Company's results of operations would depend, of course, upon the extent of any non-compliance and its impact on critical business systems and sources of supply, but could be significant.

   In order to be able to respond to any adverse affects that may arise, the Company plans to activate its command center on December 31, 1999. The center will be staffed with and supported by personnel from various disciplines of the Company 24 hours a day through January 4th or as long as necessary. The purpose of the command center and the additional departmental staffing is to promptly identify any potential business interruptions and to mitigate any possible problems as quickly as possible.



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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies (the "Company") as of October 29, 1999, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods ended October 29, 1999 and October 30, 1998 and statements of cash flows for the nine months ended October 29, 1999 and October 30, 1998. These financial statements are the responsibility of the Company's management. The accompanying consolidated financial statements give retroactive effect to the 1999 merger of the Company and Eagle
 Hardware & Garden, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements.
We were furnished with the reports of other accountants on their review of the interim financial information of Eagle Hardware and Garden, Inc., whose total revenues constituted 8% of consolidated total revenues for both the three-month and nine-month periods ended October 30, 1998.

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

Based on our review and the reports of other accountants, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 29, 1999 prior to the restatement for the 1999 pooling of interests (not presented herein); and in our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. The financial statements of Eagle Hardware & Garden, Inc. for the year ended January 29, 1999, were audited by other auditors whose report, dated March 10, 1999, expressed an unqualified opinion on those financial statements (not presented herein). We also audited the adjustments to the consolidated financial statements that were applied to restate the January 29, 1999 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of January 29, 1999 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the consolidated financial statements, effective July 31, 1999, the Company changed its method of accounting for costing a substantial portion its inventories from the LIFO (last-in, first-out) method to the FIFO (first-in, first-out) method, and retroactively restated the accompanying financial statements for this change.

/s/   Deloitte & Touche, LLP

Charlotte, North Carolina
November 10, 1999

Part II - OTHER INFORMATION


Item 6 (a) - Exhibits

    (18)  Letter Regarding Change in Accounting Method Dated November 10, 1999

     Refer to the Exhibit Index on page 16


Item 6 (b) - Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended
October 29, 1999.








SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   LOWE'S COMPANIES, INC.





     December 13, 1999                   /s/    Kenneth W. Black, Jr.
Date________________                 _________________________________________
                                                Kenneth W. Black, Jr.
                                                Senior Vice President
                                             and Chief Accounting Officer

EXHIBIT INDEX

                                                                      Page No.

Exhibit 18 - Letter Regarding Change in Accounting Method
             Dated November 10, 1999                                     17