Form 10-K405
period 2000-01-28
LOWES COMPANIES INC
filed 2000-04-26
CIK 60667

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended January 28, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2000, based on a closing price of $58.38 per share, was $17,726,914,060.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at March 31, 2000:
     382,529,286 shares.

                      Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended January 28, 2000:
Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended January 28, 2000 is not to be deemed filed as part of this report. Proxy Statement for the 2000 Annual Meeting which will be filed within 120 days after January 28, 2000: Part III.

                                   Part I

Item 1 - Business

General

     Lowe's Companies, Inc. (Lowe's) is the second largest retailer of home improvement products in the world, with specific emphasis on retail do-it-yourself (DIY) and commercial business customers. Lowe's specializes in offering products and services for home improvement, home decor, home maintenance, home repair and remodeling and maintenance of commercial buildings. Lowe's principal customer groups are DIY retail customers and commercial business customers. At January 28, 2000, Lowe's operated 576 stores in 37 states from coast to coast with approximately 57 million square feet of retail selling space.

     Lowe's was incorporated in North Carolina in 1952 and has been a publicly held company since 1961. Lowe's common stock is listed on the New York Stock Exchange, the Pacific Stock Exchange, and the London Stock Exchange, with shares trading under the ticker symbol "LOW." Lowe's general offices are located in Wilkesboro, North Carolina.

     Lowe's has one reportable industry segment - the operation of home improvement retail stores. Therefore, see Item 6 "Selected Financial Data" for the historical data of revenues, profits and identifiable assets of the Company.

Store Expansion

     Since 1989, Lowe's has been implementing an aggressive store replacement and expansion strategy, which has transformed Lowe's from a chain of small stores into a chain of destination home improvement warehouses. Lowe's current prototype store has a 121,000 square foot sales floor with a lawn and garden center comprising approximately 35,000 additional square feet. Lowe's 2000 expansion plan calls for opening 95 stores (including the relocation of 17 older, smaller format stores). The following table illustrates the growth of the Company over the last three years.
                                               1999    1998    1997

   Number of stores, beginning of year          520     477     427
   New stores opened                             60      50      48
   Relocated stores opened                       31      31      24
   Stores closed                                (35)    (38)    (22)

   Number of stores, end of year                576     520     477

In April 1998, Lowe's announced plans for a major expansion into the western United States, with plans to build in excess of 100 new stores in certain western markets over the next three to four years. During the fourth quarter of 1999, Lowe's opened six stores in these western markets. These first stores were located in cities such as Bakersfield and Long Beach, California and Summerlin, Nevada. In November 1998, the Company entered into a merger agreement with Eagle Hardware and Garden, Inc. (Eagle), which operated 36 home improvement centers in the western United States. The acquisition of Eagle, which closed on April 2, 1999, has enabled Lowe's to accelerate its West Coast expansion and has provided an immediate presence in a number of key metropolitan markets in the west. The Eagle stores are in addition to Lowe's previously announced western market expansion plans.

Customer Service

Lowe's serves both retail and commercial business customers. Retail customers are primarily do-it-yourself homeowners and others buying for personal and family use. Commercial business customers include building contractors, repair and remodeling contractors, electricians, landscapers, painters, plumbers and commercial building maintenance professionals. Each Lowe's store caters to this broad array of customers by combining the merchandise, sales and service of: a home fashions and interior design center; a lawn and garden center; an appliance dealer; a hard goods discounter; a hardware store; an air conditioning, heating, plumbing and electrical supply center; and a building materials supplier.

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

Products

     A typical Lowe's home improvement warehouse stocks more than 40,000 items, with hundreds of thousands of items available through our special order system. Each Lowe's home improvement warehouse carries a wide selection of high quality, nationally advertised brand name merchandise. The Company's merchandise selection is broad enough to supply both the DIY retail and commercial business customer with practically every item needed to complete any home improvement, repair or construction project. See Note 14 on page 30 of the Annual Report to Security Holders for fiscal year ended January 28, 2000 for the table illustrating sales by product category for each of the last three fiscal years.

     The Company sources its products from approximately 6,500 merchandise vendors worldwide, with no single vendor accounting for as much as 4% of total purchases. The Company is not dependent upon any single vendor. To the extent possible, the Company utilizes its global sourcing division to purchase directly from foreign manufacturers and avoid third party importers. Management believes that alternative and competitive suppliers are available for virtually all its products.

     In order to maintain appropriate inventory levels in stores and to improve distribution efficiencies, the Company operates six highly automated, efficient and state-of-the-art regional distribution centers (RDC's). The current RDC's are strategically located in North Carolina, Georgia, Indiana, Pennsylvania, Washington and Texas. Each Lowe's store is now served by one of these RDC's. The Company also operates nine smaller support facilities in order to distribute merchandise that requires special handling due to size or type of packaging, such as lumber, roofing, fencing or lawn mowers. Approximately 50% of the merchandise purchased by the Company is shipped through its distribution facilities while the remaining portion is shipped directly to stores from vendors. The Company has begun construction on a regional distribution center in Perris, California which is expected to be operational in early 2001. During 2000, construction will also begin on another regional distribution center to be located in Findlay, Ohio which is expected to begin operations in late 2001.

Marketing

     The Company reaches target customers through a mixture of television, radio, direct mail, newspaper and NASCAR sponsorship. Each marketing initiative is based on understanding current and prospective customers.
The Company has a strategic alliance with the HGTV network that allows it to control a substantial portion of the airtime in which only the Company's and its vendors' commercials are aired. This is only one example of how the Company solicits vendor participation in its advertising programs. Additionally, the Company hosts customer hospitality events and supports the wide-ranging activities of Lowe's Home Safety Council.

     In 1999, the Company continued to introduce or redefine programs that respond to the changing needs and lifestyles of targeted customers. Primary to this effort is the Company's aggressive response to serve commercial business customers. The Company has responded to the special needs of this customer group by carrying more professional brands, increasing in-stock quantities for bigger jobs and testing various marketing approaches to win the loyalty of commercial customers. The Company currently has thirty product categories available where customers can have installation arranged through our stores. In addition, non-electronic kiosks (electronic kiosks are currently being tested) are available in departments such as appliances, home decor/flooring, electrical/lighting, millwork, hardware, seasonal, plumbing and tools.

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

     Lowe's is the second largest retailer of home improvement products in the world. Due to the large number and variety of competitors, management is unable to precisely measure the Company's market share in its existing market areas. However, Lowe's defines the market segments that it serves as DIY, repair/remodeling, rugs and carpets, appliances and specialty trade construction. This total market is estimated to be $300 billion of which Lowe's share is estimated to be approximately 5%.

Information Systems

     The Company is continuously assessing and upgrading its information systems to support growth, control costs, and enable better decision-making. During the last six years, the Company has made a substantial investment in developing and purchasing new computer systems. These new applications include Distribution, Electronic Data Interchange, Payroll and Human Resources, General Ledger, Accounts Payable, Forecasting and Replenishment, and Supply Services. Lowe's has a point of sale system, electronic bar code scanning system, various design systems and a UNIX Server in each of its stores. Store information is communicated to the support center's central computer via a terrestrial based (frame relay) network with back-up being provided by a satellite based wide area network. These systems provide efficient customer check-out with automated credit card approval, store-based inventory management with automatic replenishment orders, labor planning and item movement experience. These computers supply the general office functions with the information needed to support the stores.

Employees

     At the end of January 2000, the Company employed approximately 70,000 full-time and 16,000 part-time employees, none of which are covered by any collective bargaining agreements. Management considers its relations with its employees to be good.


Item 2 - Properties

     At January 28, 2000, the Company operated 576 stores with a total of
57.0 million square feet of selling space. The current prototype large store is a 121,000 square foot sales floor with a lawn and garden center comprising approximately 35,000 additional square feet. Of the total stores operating at January 28, 2000, 357 of the facilities are owned with the remainder being leased. Approximately one-half of these leases are capital leases. The Company also owns and operates six regional distribution centers and nine smaller support facilities, four of which are reload centers for lumber and building commodities. The Company's general offices are located in Wilkesboro, North Carolina and occupy several buildings, the majority of which are owned.

     See the "Lowe's Stores" table on page 7 of the Annual Report to Security Holders for the fiscal year ended January 28, 2000.


Item 3 - Legal Proceedings

     See Note 13 on page 30 of the Annual Report to Security Holders for fiscal year ended January 28, 2000.


Item 4 - 	Submission of Matters to a Vote of Security Holders

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2000.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

Name                        Age                      Title

Robert L. Tillman            56       Chairman of the Board since 1998 and
                                      President and Chief Executive Officer
                                      since 1996; Senior Executive Vice
                                      President and Chief Operating
                                      Officer, 1994-1996.

Theresa A. Anderson          42       Senior Vice President, Operations &
                                      Merchandising Support since 2000;
                                      Vice President, Store Support since
                                      1999; Vice President, Merchandising
                                      since 1998; Divisional Merchandising
                                      Manager since 1996; Merchandiser
                                      since 1994.

Kenneth W. Black, Jr.        40       Senior Vice President and Chief
                                      Accounting Officer since 1999; Vice
                                      President and Corporate Controller,
                                      1997 - 1999; Controller,1996 - 1997;
                                      Deloitte & Touche, 1983 - 1996.

Gregory M. Bridgeford        45       Senior Vice President, Business
                                      Development since 1999; Senior Vice
                                      President, Marketing 1998 - 1999;
                                      Senior Vice President and General
                                      Merchandise Manager, 1996 - 1998; Vice
                                      President and General Merchandise
                                      Manager, 1994 - 1996.

Charles W. Canter, Jr.       49       Senior Vice President, Store Operations
                                      Northern Division since 1999; Senior
                                      Vice President and General Merchandise
                                      Manager,Building Materials, 1998 - 1999;
                                      Vice President, Merchandising -
                                      Millwork, 1998; Regional Vice
                                      President, Store Operations, 1993 -
                                      1998.

Robert J. Gfeller, Jr.       38       Senior Vice President, Marketing and
                                      Advertising since 2000; Vice President,
                                      Marketing, 1999 - 2000; Coca-Cola USA
                                      Corp., 1996 - 1999; Nabisco Co. -
                                      Planters Co., Division, 1994 - 1996.

Stephen A. Hellrung          52       Senior Vice President, General Counsel
                                      and Secretary since 1999; The Pillsbury
                                      Company, 1997 - 1998; Bausch & Lomb,
                                      Incorporated, 1982 - 1997.

A. Lee Herring               46       Senior Vice President, Logistics since
                                      1996; Vice President, Logistics, 1993 -
                                      1996.

William L. Irons             56       Senior Vice President, Management
                                      Information Services since 1992.

Perry G. Jennings            42       Senior Vice President, Human Resources
                                      since 1999; Vice  President, Operations
                                      and Merchandising Support, 1998;
                                      Director, Merchandising Support and
                                      Administration, 1996 - 1997; Vice
                                      President, Human Resources, 1992 - 1996.

Mark A. Kauffman             41       Senior Vice President and General
                                      Merchandise Manager, Hardlines, since
                                      1998; Senior Vice President, Regional
                                      Merchandising and Product Development,
                                      1998; Vice President, Import
                                      Merchandising, 1996 - 1998; Merchandise
                                      Manager, 1993 - 1996.

Michael K. Menser            46       Senior Vice President and General
                                      Merchandise Manager, Home Decor since
                                      1998; Vice President, Logistics, 1996 -
                                      1998; Senior Director, Logistics, 1994
                                       - 1996.

Robert A. Niblock            37       Senior Vice President, Finance since
                                      1999; Vice President and Treasurer,
                                      1997 - 1998; Senior Director, Taxation,
                                      1996 - 1997; Director, Taxation, 1993 -
                                      1996.

William D. Pelon             50       Senior Vice President, Store Operations
                                      Western Division since 1998; Senior
                                      Vice President, Store Operations, 1997 -
                                      1998; Regional Vice President, Store
                                      Operations, 1996 - 1997; Senior
                                      Director, Sales Communications in 1995;
                                      District Manager, 1991 - 1995.

Dale C. Pond                 54       Executive Vice President, Merchandising
                                      and Marketing since 1998; Senior Vice
                                      President, Marketing 1993 - 1998.

David E. Shelton             53       Senior Vice President, Real
                                      Estate/Engineering and Construction
                                      since 1997; Vice President, Store
                                      Operations, 1995 - 1997; Vice
                                      President, Sales Operations, 1992 -
                                      1995.

Larry D. Stone               48       Executive Vice President and Chief
                                      Operating Officer since 1997;
                                      Executive Vice President, Store
                                      Operations 1996 - 1997;
                                      Senior Vice President, Sales Operations,
                                      1995 - 1996; Vice President, General
                                      Merchandising, 1992 - 1995.

William C. Warden, Jr.       47       Executive Vice President and Chief
                                      Administrative Officer since 1999;
                                      Executive Vice President, General
                                      Counsel, Chief Administrative Officer
                                      and Secretary, 1996 - 1999; Senior Vice
                                      President, General Counsel and
                                      Secretary, 1993 - 1996.

Gregory J. Wessling          48       Senior Vice President, Store Operations
                                      - Southern Division since 1999; Senior
                                      Vice President, Store Operations -
                                      Eastern Division, 1998 - 1999; Senior
                                      Vice President and General Merchandise
                                      Manager, 1996 - 1998; Vice President
                                      and General Merchandise Manager, 1994 -
                                      1996.

Thomas E. Whiddon           47        Executive Vice President and Chief
                                      Financial Officer since 1996; Senior
                                      Vice President and Chief Financial
                                      Officer, 1995 - 1996; Senior Vice
                                      President and Treasurer, 1994 - 1995,
                                      Zale Corporation.



                                Part II


Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

     The principal market for trading in Lowe's common stock is the New York Stock Exchange, Inc. (NYSE). Lowe's common stock is also listed on the Pacific Exchange in the United States and the Stock Exchange in London. The ticker symbol for Lowe's is LOW. As of January 28, 2000, there were 15,446 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 32 of the Annual Report to Security Holders for fiscal year ended January 28, 2000 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape, and the dividends per share declared on the common stock during such periods.


Item 6 - Selected Financial Data

     See page 36 of the Annual Report to Security Holders for fiscal year ended January 28, 2000.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 17 and "Disclosure Regarding Forward-Looking Statements" on page 13 of the Annual Report to Security Holders for fiscal year ended January 28, 2000.


Item 7a - Quantitative and Qualitative Disclosures about Market Risk

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" beginning on page 17 of the Annual Report to Security Holders for fiscal year ended January 28, 2000.


Item 8 - Financial Statements and Supplementary Data

     See the "Independent Auditors' Report" of Deloitte & Touche LLP on page 14 and the financial statements and notes thereto on pages 19 through 30, and the "Selected Quarterly Data" on page 36 of the Annual Report to Security Holders for fiscal year ended January 28, 2000.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.



                               Part III


Item 10 - Directors and Executive Officers of the Registrant

     See "Election of Directors", "Information Concerning Class I Nominees" and "Information Concerning Continuing Directors" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 28, 2000.


Item 11 - Executive Compensation

     See "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 28, 2000. Information included under the captions "Report of the Compensation Committee" and "Performance Graph" is not incorporated by reference herein.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

     See "Security Ownership of Certain Beneficial Owners and Management" included in the definitive Proxy Statement, which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 28, 2000.


Item 13 - Certain Relationships and Related Transactions

     See "Information about the Board of Directors and Committees of the Board" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 28, 2000.



                                 Part IV


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a) 1.   Financial Statements
          See the following items and page numbers appearing in the Annual Report to Security Holders for fiscal year ended January 28, 2000:

Pages
          Independent Auditors' Report                                    14

          Consolidated Statements of Earnings for each of the three
          fiscal years in the period ended January 28, 2000               19

          Consolidated Balance Sheets at January 28, 2000
          and January 29, 1999                                            20

          Consolidated Statements of Shareholders' Equity for each of
          the three fiscal years in the period ended January 28, 2000     21

          Consolidated Statements of Cash Flows for each of the
          three fiscal years in the period ended January 28, 2000         22

          Notes to Consolidated Financial Statements for each of the
          three fiscal years in the period ended January 28, 2000      23-30


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

     3.   Exhibits

    (3.1) Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 14, 1998 and incorporated by reference herein).

    (3.2)     Bylaws, as amended.

    (4.1) Amended and Restated Rights Agreement, dated December 2, 1999 between the Company and Equiserve Trust Company, N.A., as Rights Agent, (incorporated herein by reference to Exhibit 2 of Amendment No. 2 to the Company's Registration Statement on Form 8-A dated February 14, 2000, as amended by Exhibit 1 of Amendment No. 3 to the Company's Registration Statement on
              Form 8-A, Dated March 2, 2000).


   (10.1) Lowe's Companies, Inc. 1989 Non-Employee Directors' Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated June 9, 1989 and incorporated by reference herein).

   (10.2)     Lowe's Companies, Inc. 1990 Benefit Restoration Plan (filed as
              Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended January 31, 1991, and incorporated by reference herein).

   (10.3)     Indenture dated April 15, 1992 between the Company and Bank
              One, N.A., Successor Trustee to Chemical Bank, as Trustee
              (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-47269) and incorporated by reference herein).

   (10.4) Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.5) Lowe's Companies, Inc. Director's Stock Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54497) and incorporated by reference herein).

   (10.6) Lowe's Companies, Inc. 1994 Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54499) and incorporated by reference herein).

   (10.7) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 9, 1994. (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.8) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated September 17, 1998. (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.9) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 4, 1998. (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.10) Amended and Restated Indenture, dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

   (10.11) First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture dated as of December 1, 1995 between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K dated April 19, 1999, and incorporated by reference herein).

   (10.12) Form of the Company's 6 3/8 % Senior Note due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

   (10.13) Lowe's Companies, Inc. 1997 Incentive Plan (filed on the Company's Form S-8 dated August 29, 1997 (No. 333-34631) and incorporated by reference herein).

   (10.14) Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998. (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.15) Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998. (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.16) Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 on Form 8-K dated February 20, 1998, and incorporated by reference herein).

   (10.17) Form of the Company's 6 1/2% Debenture due March 15, 2029. (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.18) Lowe's/Eagle Stock Option Plan (filed as Exhibit 4.2 on the Company's Form S-8 filed April 7, 1999 (No. 333-75793) and incorporated by reference herein).

   (10.19) Lowe's Companies, Inc. Directors' Stock Option Plan (filed on the Company's Form S-8 dated October 21, 1999 (No. 333-89471) and incorporated by reference herein).

   (13)       Annual Report to Security Holders for fiscal year ended January
              28, 2000.

   (18) Letter Regarding Change in Accounting Method Dated November 10, 1999 (filed as Exhibit 18 to the Company's Form 10-Q dated December 13, 1999 and incorporated by reference herein).

   (21)       List of Subsidiaries.

   (23)       Consent of Deloitte & Touche LLP

   (27)       Financial Data Schedule

  b)  Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended January 28, 2000.


Part IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Lowe's Companies, Inc.


  March 31, 2000                 By:      /s/ Thomas E. Whiddon
     Date                                Thomas E. Whiddon
                                     Executive Vice President
                                   and Chief Financial Officer

  March 31, 2000                 By:     /s/ Kenneth W. Black, Jr.
     Date                               Kenneth W. Black, Jr.
                                  Senior Vice President and Chief
                                         Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/Robert L. Tillman     Chairman of the Board of Directors,          3/31/00
    Robert L. Tillman     President, Chief Executive Officer        Date
                                 and Director

 /s/Robert L. Strickland           Director                            3/31/00
    Robert L. Strickland                                            Date

 /s/Leonard L. Berry               Director                            3/31/00
    Leonard L. Berry                                                Date

 /s/Peter C. Browning              Director                           3/31/00
    Peter C. Browning                                               Date

                                   Director                           3/31/00
    Carol A. Farmer                                                 Date

 /s/Paul Fulton                    Director                           3/31/00
    Paul Fulton                                                     Date

 /s/James F. Halpin                Director                           3/31/00
    James F. Halpin                                                 Date

 /s/Kenneth D. Lewis               Director                           3/31/00
    Kenneth D. Lewis                                                Date

  /s/Richard K. Lochridge          Director                           3/31/00
     Richard K. Lochridge                                           Date

 /s/Claudine B. Malone             Director                           3/31/00
    Claudine Malone                                                 Date

 /s/Robert G. Schwartz             Director                          3/31/00
    Robert G. Schwartz                                              Date