Form 10-K405/A
period 2000-01-28
LOWES COMPANIES INC
filed 2000-05-31
CIK 60667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended January 28, 2000.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period __________ to __________.

                         Commission file number 1-7898

                             LOWE'S COMPANIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                         56-0578072
         --------------------------------------------------------------
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)            Identification No.)

  1605 CURTIS BRIDGE ROAD, WILKESBORO, N.C.                 28697
  ----------------------------------------------------------------------------
          (Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:  (336) 658-4000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

               Title of Each Class  Name of Each Exchange on
               -------------------
                                    Which Registered
                                    ----------------
       Common Stock $.50 par value  New York Stock Exchange
                                    Pacific Stock Exchange
                                    The Stock Exchange (London)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2000, based on a closing price of $58.38 per share, was $17,726,914,060.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at March 31, 2000:
382,529,286 shares.


None of the following documents are incorporated by reference into this Form 10-K/A: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

                             EXPLANATORY STATEMENT

     This Amendment No. 1 to Form 10-K supplements and amends the Annual Report on Form 10-K for the year ended January 28, 2000 of Lowe's Companies, Inc., filed on April 26, 2000, and is being filed solely to file as Exhibit 23.1 an Independent Auditors' Consent.



                                    Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                 3.   Exhibits
                         --------


     The list of Exhibits in the Form 10-K is hereby amended and supplemented by adding thereto the following:

Exhibit
Number                              Description
------                              -----------

 (23.1)                             Consent of Deloitte & Touche LLP

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LOWE'S COMPANIES, INC.



Dated:  May 31, 2000                By: /s/ Kenneth W. Black, Jr.
                                        -------------------------
                                         Kenneth W. Black, Jr.
                                         Senior Vice President and
                                          Chief Accounting Officer