Form 10-Q
period 2000-04-28
LOWES COMPANIES INC
filed 2000-06-09
CIK 60667

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  April 28, 2000
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at May 26, 2000
Common Stock, $.50 par value                               382,686,076




                                       12
                                   TOTAL PAGES

                              LOWE'S COMPANIES, INC.


                                   - INDEX -


                                                                    Page No.
PART I - Financial Information:

   Consolidated Balance Sheets - April 28, 2000,
   April 30, 1999 and January 28, 2000                                  3

   Consolidated Statements of Current and
   Retained Earnings - three months ended
   April 28, 2000 and April 30, 1999                                    4

   Consolidated Statements of Cash Flows - three
   months ended April 28, 2000 and April 30, 1999                       5

   Notes to Consolidated Financial Statements                         6-7

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations                     8-10

   Independent Accountants' Report                                     11



PART II - Other Information                                            12

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                April 28,        April 30,         January 28,
                                  2000             1999               2000
Assets

  Current assets:
  Cash and cash equivalents    $  522,935       $1,047,632        $  491,122
  Short-term investments           15,062           17,988            77,670
  Accounts receivable - net       175,546          171,412           147,901
  Merchandise inventory         3,338,322        2,814,402         2,812,361
  Deferred income taxes            51,413           42,374            53,145
  Other assets                    168,336           80,232           127,342

  Total current assets          4,271,614        4,174,040         3,709,541

  Property, less
    accumulated depreciation    5,548,148        4,289,230         5,177,222
  Long-term investments            33,028           33,013            31,114
  Other assets                     82,456          114,212            94,446

  Total assets                 $9,935,246       $8,610,495        $9,012,323

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings        $  100,000       $   92,475        $   92,475
  Current maturities
   of long-term debt               31,074          132,180            59,908
  Accounts payable              2,204,307        1,715,441         1,566,946
  Employee retirement plans        63,118           85,668           101,946
  Accrued salaries and wages      157,976          127,230           164,003
  Other current liabilities       562,282          445,713           400,676

  Total current liabilities     3,118,757        2,598,707         2,385,954

  Long-term debt, excluding
   current maturities           1,732,202        1,722,316         1,726,579
  Deferred income taxes           203,467          172,226           199,824
  Other long-term liabilities       3,858            3,127             4,495

  Total liabilities             5,058,284        4,496,376         4,316,852

  Shareholders' equity
  Preferred stock -
   $5 par value, none issued            -                -                 -
  Common stock -
   $.50 par value;
   Shares Issued and Outstanding
    April 28, 2000      382,666
    April 30, 1999      381,235
    January 28, 2000    382,359   191,333          190,617           191,179
  Capital in excess of par      1,760,421        1,698,757         1,755,616
  Retained earnings             2,935,756        2,250,295         2,761,964
  Unearned compensation-
   restricted stock awards        (10,222)         (25,780)          (12,868)
  Accumulated other
   comprehensive income              (326)             230              (420)

  Total shareholders' equity    4,876,962        4,114,119         4,695,471

  Total liabilities and
   shareholders' equity        $9,935,246       $8,610,495        $9,012,323

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings
In Thousands, Except Per Share Data

                                             Three Months Ended
                                    April 28, 2000           April 30, 1999
Current Earnings                  Amount    Percent        Amount     Percent
Net sales                      $4,467,114    100.00     $3,771,919     100.00

Cost of sales                   3,218,998     72.06      2,764,829      73.30

Gross margin                    1,248,116     27.94      1,007,090      26.70

Expenses:

Selling, general
    and administrative            806,708     18.06        664,351      17.61

Store opening costs                25,785      0.58         18,210       0.48

Depreciation                       93,488      2.09         77,920       2.07

Interest                           26,013      0.58         23,307       0.62

Nonrecurring merger costs               -         -         24,378       0.65

Total expenses                    951,994     21.31        808,166      21.43

Pre-tax earnings                  296,122      6.63        198,924       5.27

Income tax provision              108,973      2.44         73,966       1.96

Net earnings                     $187,149      4.19       $124,958       3.31

Shares outstanding - Basic        382,504                  378,805

Basic Earnings Per Share            $0.49                    $0.33

Shares outstanding - Diluted      384,797                  382,001

Diluted Earnings Per Share          $0.49                   $0.33

Retained Earnings
Balance at beginning
     of period                 $2,761,964               $2,136,727
Net earnings                      187,149                  124,958
Cash dividends                    (13,357)                 (11,390)
Balance at end of period       $2,935,756               $2,250,295


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows
In Thousands

                                                For the Three Months Ended
                                                 April 28,      April 30,
                                                   2000           1999
Cash Flows From Operating Activities:
  Net Earnings                                   $187,149      $124,958
  Adjustments to Reconcile Net
   Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation                                   93,488        77,920
    Amortization of Original Issue Discount           140           161
    Increase (Decrease) in Deferred Income Taxes    5,748        (3,700)
    Loss on Disposition/Writedown of
     Fixed and Other Assets                        11,722        25,535
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                    (27,645)      (27,484)
     Merchandise Inventory                       (525,961)     (429,701)
     Other Operating Assets                       (40,934)      (30,820)
     Accounts Payable                             637,361       494,898
     Employee Retirement Plans                    (38,828)       18,456
     Other Operating Liabilities                  157,528       183,849
  Net Cash Provided by Operating Activities       459,768       434,072

Cash Flows from Investing Activities:
  (Increase) Decrease in Investment Assets:
  Short-Term Investments                           62,387         2,916
  Purchases of Long-Term Investments               (1,969)       (6,554)
  Proceeds from Sale/Maturity of
   Long-Term Investments                                -         1,509
  Increase in Other Long-Term Assets               (3,032)      (28,975)
  Fixed Assets Acquired                          (468,410)     (288,771)
  Proceeds from the Sale of Fixed
   and Other Long-Term Assets                       7,236         3,652
  Net Cash Used in Investing Activities          (403,788)     (316,223)

Cash Flows from Financing Activities:
  Net Increase (Decrease) in
   Short-Term Borrowings                            7,525       (24,600)
 Long-Term Debt Borrowings                         18,176       394,587
 Repayment of Long-Term Debt                      (41,526)      (16,135)
 Proceeds from Stock Offering                           -       348,299
 Proceeds from Stock Options Exercised              5,015        10,148
 Cash Dividend Payments                           (13,357)      (11,390)
 Net Cash (Used in) Provided by
  Financing Activities                            (24,167)      700,909

Net Increase in Cash and Cash Equivalents          31,813       818,758
Cash and Cash Equivalents, Beginning of Period    491,122       228,874
Cash and Cash Equivalents, End of Period         $522,935    $1,047,632

See accompanying notes to consolidated financial statements.

                                Lowe's Companies, Inc.
                       Notes to Consolidated Financial Statements


Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of April 28, 2000, and the results of operations and cash flows for the quarters ended April 28, 2000 and April 30, 1999.

        These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 28, 2000. Financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.


Note 2: Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the dilutive effect of stock options at the balance sheet date.


Note  3:  Net interest expense is composed of the following (in thousands):
                                                                Three months ended
                                                         April 28, 2000      April 30, 1999
     Long-term debt                                        $  22,390           $  22,535
     Capitalized leases                                       10,339              10,337
     Short-term debt                                           2,355               1,868
     Amortization of loan cost                                   237                 237
     Short-term interest income                               (4,910)             (7,954)
     Interest capitalized on construction in progress	        (4,398)             (3,716)


     Net interest expense                                  $  26,013           $  23,307


Note 4: Inventory is stated at the lower of cost or market using the First-In, First-Out inventory accounting method.


Note 5: Property is shown net of accumulated depreciation of $1.3 billion at April 28, 2000, $1.1 billion at April 30, 1999 and $1.2 billion at January 28, 2000.


Note  6:  Supplemental disclosures of cash flow information (in thousands):

                                                     Three months ended
                                              April 28, 2000   April 30, 1999
 Cash paid for interest (net of capitalized)    	$ 53,298         $ 42,459
 Cash paid for income taxes                         7,293            3,414

 Non-cash investing and financing activities:
    Common stock issued to ESOP                         -           18,254
    Fixed assets acquired under capital lease           -            3,709

Note 7: In January 2000, the Board of Directors authorized the funding of the Fiscal 1999 ESOP contribution primarily with the purchase of existing shares of the Company's common stock. During the first three months of Fiscal 2000, the Company funded $60 million toward the purchase of shares to be contributed. In January 1999, the Board of Directors authorized the funding of the fiscal 1998 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first quarter of 1999, the Company issued 296,244 shares with an aggregate market value of $18.3 million.


Note 8: On May 31, 2000, the Company issued $500 million principal of 8.25% Notes due June 1, 2010. The notes were issued at an original price of $990.90 per $1,000 principal amount, net of the original issue discount and underwriters' discount. The notes may not be redeemed prior to maturity. The notes were issued under a shelf registration statement filed with the Securities and Exchange Commission in April 2000.


Note 9: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $187.2 and $124.8 million for the quarters ended April 28, 2000 and April 30, 1999, respectively, compared to reported net earnings of $187.1 and $125.0 million for the first quarter of 2000 and 1999, respectively.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter ended April 28, 2000. This discussion should be read in conjunction with the financial statements, and financial statement footnotes included in the Company's most recent Form 10-K dated April 26, 2000.


OPERATIONS

   For the first quarter of fiscal 2000, sales increased 18% to $4.5 billion, comparable store sales increased 4.1% and net earnings rose 50% to $187.1 million compared to last year's first quarter results. Diluted earnings per share were $.49 compared to $.33 for the comparable quarter of last year. First quarter 1999 earnings per share included a one-time charge of $.04 per share for costs relating to the Company's merger with Eagle Hardware & Garden, Inc. (Eagle). Excluding the one-time charge, both net earnings and diluted earnings per share increased 32% over the comparable quarter last year.

   The sales increase in the first quarter was attributable to the addition of
9.4 million square feet of retail selling space relating to new and relocated stores since last year's first quarter and the 4.1% comparable store sales gain. Sales in the Company's core businesses performed well during the first quarter. The Company experienced its strongest sales increases in appliances, kitchen cabinets and furniture, floors, windows and walls, nursery and gardening products, tools and outdoor hardlines.

   Gross margin was 27.94% of sales for the quarter ended April 28, 2000 compared to 26.70% for last year's comparable quarter. The increase in this year's margin rate is primarily due to favorable changes in product mix, ongoing store pricing disciplines, lower product costs and more effective controls relating to inventory shrinkage.

   Selling, general and administrative expenses (SG&A) were 18.06% of sales versus 17.61% in last year's first quarter. SG&A increased by 21% compared to the 18% increase in sales for the quarter. Higher store salaries, which were partially offset by lower net advertising costs and higher credit card program income, brought about the increase in SG&A as a percent of sales during the first quarter.

   Store opening costs were $25.8 million for the quarter ended April 28, 2000 compared to $18.2 million last year, representing costs associated with the opening of 15 stores during the current year's first quarter (12 new, 2 relocated and 1 contractor yard) compared to 13 stores for the comparable period last year (8 new and 5 relocated). Charges in this quarter for future and prior openings were $12.7 million compared to $6.0 million in last year's first quarter. The Company's 2000 expansion plans are discussed under "Liquidity and Capital Resources" below.

   Depreciation was $93.5 million for the quarter ended April 28, 2000, representing an increase of 20.0% over the comparable period last year. The increase is due primarily to additions of buildings, fixtures, displays and computer equipment relating to the Company's expansion program.

   Interest expense increased from $23.3 million in last year's first quarter to $26.0 million for the quarter ended April 28, 2000. Interest has increased due to interest expense on debentures issued during last year's first quarter and a decrease in short-term interest income.

   In the first quarter of 1999, the Company recorded nonrecurring costs of $24.4 million relating to the merger with Eagle which consisted of $15.7 million relating to the write-off of non-usable Eagle properties, $1.5 million in future severance payments to former Eagle executives and $7.2 million in direct merger costs such as accounting, legal, investment banker and other miscellaneous fees.

   The Company's effective income tax rate was 36.80% for the quarter ended April 28, 2000 and 37.18% for last year's first quarter. The higher rate in 1999 is primarily related to the impact of non-deductible merger expenses incurred during last year's first quarter.


LIQUIDITY AND CAPITAL RESOURCES

   The primary source of liquidity during the first quarter of 2000 was cash flows from operating activities. Net cash provided by operating activities was $460 million for the three months ended April 28, 2000 compared to $434 million for the first three months of fiscal 1999. The $26 million increase in the current year resulted primarily from increased earnings and an increase in accounts payable. These increases were partially offset by an increase in merchandise inventory, a decrease in the liability for employee retirement plans, due to the earlier funding of the Company's ESOP, and a decrease in other operating liabilities due to the timing of payments. The Company's working capital was $1.2 billion at April 28, 2000 compared to $1.6 billion at April 30, 1999 and $1.3 billion at January 28, 2000.

   The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $468 million and $289 million for the three months ended April 28, 2000 and April 30, 1999, respectively. At April 28, 2000, the Company had 589 stores in 39 states and 58.5 million square feet of retail selling space, a 19% increase over the selling space as of April 30, 1999.

   Cash flows used in financing activities were $24 million for the three months ended April 28, 2000. Cash flows provided by financing activities for the three months ended April 30, 1999 totaled $701 million. The major uses of cash during the first quarter of 2000 consisted of payments totaling $34 million for debt maturities relating to the Company's Series A Medium Term Notes, other normal debt repayments, and cash dividend payments totaling $13 million. The major sources of cash provided by financing activities in the first three months of 1999 included the issuance of $400 million principal of 6.5% debentures and $348.3 million in net proceeds from a common stock offering.

   Property has increased as a result of the Company's plan to continue its expansion of retail sales floor square footage by entering new markets and by relocating from older, smaller format stores to larger, more modern stores. The Company's 2000 capital budget is $2.2 billion, inclusive of approximately $225 million in operating or capital leases. Approximately 85% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2000 consist of approximately 95 stores (including the relocation of 17 older, smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 18%. Expansion in the first three months of fiscal 2000 included 12 new stores, 2 relocations and 1 contractor yard representing 1.5 million square feet of new incremental retail space.

   The Company believes that funds from operations, debt issuances, leases and existing short-term credit agreements will be adequate to finance the 2000 expansion plan and other operating requirements.

   On May 31, 2000, the Company issued $500 million principal of 8.25% Notes due June 1, 2010. The notes were issued at an original price of $990.90 per $1,000 principal amount, net of the original issue discount and underwriters' discount. The notes may not be redeemed prior to maturity. The notes were issued under a shelf registration statement filed with the Securities and Exchange Commission in April 2000.


MARKET RISK

   As discussed in the annual report for the year ended January 28, 2000, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term investments and long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks associated with long-term investments at April 28, 2000 have not changed materially since January 28, 2000.


NEW ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133 is effective for the Company in the year beginning February 3,
2001.   SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management is currently evaluating the impact of the adoption of SFAS 133 and its effect on the Company's financial statements.


FORWARD-LOOKING STATEMENTS

   This Securities and Exchange Commission Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ from expectations include, but are not limited to, general economic trends, availability and development of real estate for expansion, commodity markets, the nature of competition, vendor supply, and weather conditions, all which are described in detail in the Company's 1999 Annual Report.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Lowe's Companies, Inc.:


We have reviewed the accompanying consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies (the "Company") as of April 28, 2000 and April 30, 1999, and the related consolidated statements of current and retained earnings, and cash flows for the three-month periods ended April 28, 2000 and April 30, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiary companies as of January 28, 2000, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/  DELOITTE & TOUCHE LLP

Charlotte, North Carolina
May 10, 2000

Part II - OTHER INFORMATION

Item 6 (a) - Exhibits

      27. Financial Data Schedule (only submitted to the SEC in electronic format).


Item 6 (b) - Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended April 28, 2000.






SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LOWE'S COMPANIES, INC.





      June 8, 2000                         /s/ Kenneth W. Black, Jr.
Date_______________                       ______________________________
                                               Kenneth W. Black, Jr.
                                             Senior Vice President and
                                             Chief Accounting Officer