Form 10-Q
period 2000-07-28
LOWES COMPANIES INC
filed 2000-09-08
CIK 60667

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  July 28, 2000
                                   or

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
Yes  X     No
    ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at August 25, 2000
___________________________                  _______________________________
Common Stock, $.50 par value                           382,808,361




                                     68
                                 TOTAL PAGES

                          LOWE'S COMPANIES, INC.


                                 - INDEX -


                                                                      Page No.
PART I - Financial Information:

         Consolidated Balance Sheets - July 28, 2000 (Unaudited),
         July 30, 1999 (Unaudited) and January 28, 2000                  3

         Consolidated Statements of Current and
         Retained Earnings (Unaudited) - quarter and
         six months ended July 28, 2000 and July 30, 1999                4

         Consolidated Statements of Cash Flows (Unaudited) - six
         months ended July 28, 2000 and July 30, 1999                    5

         Notes to Unaudited Consolidated Financial Statements          6-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations	                8-10

         Independent Accountants' Report                                11



PART II - Other Information                                             12

Item 4 - Submission of Matters to a vote of Security Holders

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K


EXHIBIT INDEX                                                           14

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                       (Unaudited)  (Unaudited)
                                         July 28,     July 30,     January 28,
                                           2000         1999          2000
Assets

  Current assets:
  Cash and cash equivalents              $570,233     $973,684      $491,122
  Short-term investments                   11,272       51,366        77,670
  Accounts receivable - net               183,749      181,651       147,901
  Merchandise inventory                 3,167,436    2,628,463     2,812,361
  Deferred income taxes                    59,077       40,115        53,145
  Other assets                            192,290       77,051       127,342

  Total current assets                  4,184,057    3,952,330     3,709,541

  Property, less
    accumulated depreciation            5,932,792    4,535,999     5,177,222
  Long-term investments                    37,500       33,202        31,114
  Other assets                             94,992      119,402        94,446

  Total assets                        $10,249,341   $8,640,933    $9,012,323

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                  $100,000      $92,475       $92,475
  Current maturities
    of long-term debt                      41,905      118,217        59,908
  Accounts payable                      1,698,233    1,472,209     1,566,946
  Employee retirement plans                63,347       78,350       101,946
  Accrued salaries and wages              138,060      119,972       164,003
  Other current liabilities               624,008      464,610       400,676

  Total current liabilities             2,665,553    2,345,833     2,385,954

  Long-term debt, excluding
    current maturities                  2,217,006    1,747,142     1,726,579
  Deferred income taxes                   210,988      174,028       199,824
  Other long-term liabilities               3,858        3,603         4,495

  Total liabilities                     5,097,405    4,270,606     4,316,852

  Shareholders' equity
  Preferred stock - $5 par value,
       none issued                              -            -             -
  Common stock - $.50 par value;
       Issued and Outstanding
     July 28, 2000       382,787
     July 30, 1999       381,918
     January 28, 2000    382,359          191,393      190,959       191,179
  Capital in excess of par              1,766,320    1,731,544     1,755,616
  Retained earnings                     3,201,989    2,469,101     2,761,964
  Unearned compensation-
    restricted stock awards                (7,580)     (21,204)      (12,868)
  Accumulated other
    comprehensive loss                       (186)         (73)         (420)

  Total shareholders' equity            5,151,936    4,370,327     4,695,471

  Total liabilities and
    shareholders' equity              $10,249,341   $8,640,933    $9,012,323


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Thousands, Except Per Share Data

                                              Quarter Ended                            Six Months Ended
                                 July 28, 2000         July 30, 1999             July 28, 2000         July 30, 1999
Current Earnings              Amount    Percent     Amount    Percent         Amount    Percent     Amount    Percent
Net sales                   $5,264,252   100.00   $4,435,219   100.00       $9,731,366   100.00   $8,207,138   100.00

Cost of sales                3,812,225    72.42    3,247,933    73.23        7,031,223    72.25    6,012,762    73.26

Gross margin                 1,452,027    27.58    1,187,286    26.77        2,700,143    27.75    2,194,376    26.74

Expenses:

Selling, general
    and administrative         857,052    16.28      704,821    15.89        1,663,760    17.10    1,369,172    16.68

Store opening costs             27,852     0.53       15,465     0.35           53,637     0.55       33,675     0.41

Depreciation                    98,495     1.87       81,723     1.84          191,983     1.97      159,643     1.95

Interest                        26,224     0.50       22,096     0.50           52,237     0.54       45,403     0.55

Nonrecurring merger costs            -        -            -        -                -        -       24,378     0.30

Total expenses               1,009,623    19.18      824,105    18.58        1,961,617    20.16    1,632,271    19.89

Pre-tax earnings               442,404     8.40      363,181     8.19          738,526     7.59      562,105     6.85

Income tax provision           162,805     3.09      132,964     3.00          271,778     2.79      206,930     2.52

Net earnings                  $279,599     5.31     $230,217     5.19         $466,748     4.80     $355,175     4.33


Shares outstanding - Basic     382,729               381,635                   382,617               380,220

Basic earnings per share         $0.73                 $0.60                     $1.22                 $0.93

Shares outstanding - Diluted   384,370               384,311                   384,552               383,104

Diluted earnings per share       $0.73                 $0.60                     $1.21                 $0.93


Retained Earnings
Balance at beginning
    of period               $2,935,756            $2,250,295                $2,761,964            $2,136,727
Net earnings                   279,599               230,217                   466,748               355,175
Cash dividends                 (13,366)              (11,411)                  (26,723)              (22,801)
Balance at end
    of period               $3,201,989            $2,469,101                $3,201,989            $2,469,101


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Thousands

                                                    For the Six Months Ended
                                                    July 28,        July 30,
Periods Ended On                                      2000            1999
Cash Flows From Operating Activities:
  Net Earnings                                      $466,748       $355,175
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation                                     191,983        159,643
    Amortization of Original Issue Discount              353            307
    Deferred Income Taxes                              5,106         (1,329)
    Loss on Disposition/Writedown
     of Fixed and Other Assets                        15,813         37,994
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (35,848)       (37,723)
     Merchandise Inventory                          (355,075)      (243,762)
     Other Operating Assets                          (64,829)       (25,759)
     Accounts Payable                                131,287        251,666
     Employee Retirement Plans                       (38,667)        40,455
     Other Operating Liabilities                     201,644        200,241
     Net Cash Provided by Operating Activities       518,515        736,908

Cash Flows from Investing Activities:
  (Increase) Decrease in Investment Assets:
  Short-Term Investments                              71,045        (29,926)
  Purchases of Long-Term Investments                 (10,673)        (7,713)
  Proceeds from Sale/Maturity
   of Long-Term Investments                                -          1,509
  Increase in Other Long-Term Assets                 (21,494)       (32,733)
  Fixed Assets Acquired                             (974,317)      (617,395)
  Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         31,780         21,377
  Net Cash Used in Investing Activities             (903,659)      (664,881)

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Short-Term Borrowings     7,525        (24,600)
  Long-Term Debt Borrowings                          519,912        394,587
  Repayment of Long-Term Debt                        (47,840)       (36,951)
  Proceeds from Stock Offering                             -        348,299
  Proceeds from Stock Options Exercised               11,381         14,249
  Cash Dividend Payments                             (26,723)       (22,801)
  Net Cash Provided by Financing Activities          464,255        672,783

Net Increase in Cash and Cash Equivalents             79,111        744,810
Cash and Cash Equivalents, Beginning of Period       491,122        228,874
Cash and Cash Equivalents, End of Period            $570,233       $973,684

See accompanying notes to unaudited consolidated financial statements.

                            Lowe's Companies, Inc.
                Notes to Unaudited Consolidated Financial Statements



Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of July 28, 2000, and the results of operations and the cash flows for the six months ended July 28, 2000 and July 30, 1999.

           These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for fiscal 1999. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the dilutive effect of stock options at the balance sheet date.


Note  3:   Net interest expense is composed of the following (in thousands):
                                    Quarter ended                         Six months ended
                            July 28, 2000     July 30, 1999        July 28, 2000     July 30,1999
Long-term debt              $  28,882          $  23,930	            $  51,272         $  46,465
Capitalized leases             10,352             10,825               20,691            21,163
Short-term debt                 1,697              1,208                4,052             3,076
Amortization of loan cost         292                259                  529               495
Short-term interest income     (8,659)            (9,821)             (13,569)          (17,775)

Interest capitalized on
  construction in progress     (6,340)            (4,305)             (10,738)           (8,021)

Net interest expense        $  26,224          $  22,096            $  52,237         $  45,403


Note 4: Inventory is stated at the lower of cost or market using the first-in, first-out inventory accounting method.

Note 5: Property is shown net of accumulated depreciation of $1.4 billion at July 28, 2000, $1.1 billion at July 30, 1999 and $1.2 billion at January 28, 2000.

Note  6:   Supplemental disclosures of cash flow information (in thousands):

                                           Six months ended
                                 July 28, 2000            July 30, 1999
                                  [C]                      [C]
Cash paid for interest
 (net of capitalized)              $ 70,869                 $ 60,448
Cash paid for income taxes          179,059                  150,552

Non-cash investing and
financing activities:
  Common stock issued to ESOP             -                   47,571
  Fixed assets acquired under
   capital lease                      1,769                   35,243

Note 7: In January 2000, the Board of Directors authorized the funding of the fiscal 1999 ESOP contribution primarily with the purchase of existing shares of the Company's common stock. During the first six months of Fiscal 2000, the Company funded $90 million toward the purchase of the shares to be contributed. As of July 28, 2000, the Company purchased 1,653,496 shares with a total cost of $86,999,937.

Note 8: On May 31, 2000, the Company issued $500 million principal of 8.25% Notes due June 1, 2010. The notes were issued at an original price of $990.90 per $1,000 principal amount, net of the original issue discount and underwriters' discount. The notes may not be redeemed prior to maturity. The notes were issued under a $1 billion shelf registration statement filed with the Securities and Exchange Commission in April 2000.


Note 9: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $279.7 and $229.9 million for the quarters ended July 28, 2000 and July 30, 1999, respectively, compared to reported net earnings of $279.6 and $230.2 million for the second quarter of 2000 and 1999, respectively. Total comprehensive income was $467.0 million and $354.7 million for the six months ended July 28, 2000 and July 30, 1999 respectively, compared to reported net earnings of $466.7 million and $355.2 million for the first six months of 2000 and 1999, respectively.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter and six months ended July 28, 2000. This discussion should be read in conjunction with the financial statements, and financial statement footnotes, included in the Company's fiscal 1999 Form 10-K.


OPERATIONS

     For the second quarter of fiscal 2000, sales increased 19% to $5.3 billion, comparable store sales increased 3.7% and net earnings rose 21% to $279.6 million compared to last year's second quarter results. Diluted earnings per share was $.73 compared to $.60 for the comparable quarter of last year. For the six months ended July 28, 2000, sales increased 19% to $9.7 billion, comparable store sales increased 3.9% and net earnings increased 31% to $466.7 million compared to the first six months of 1999. Earnings per share for the first six months of 1999 included a one-time charge of $.04 per share for costs relating to the Company's merger with Eagle Hardware & Garden, Inc. (Eagle). Excluding the one-time charge, both net earnings and diluted earnings per share for the six months ended July 28, 2000 increased 25% over the same period a year ago.

     The sales increase in the second quarter was attributable to the addition of 9.8 million square feet of retail selling space relating to new and relocated stores since last year's second quarter and the 3.7% comparable store sales gain. Comparable store sales performance was impacted by the re-merchandising of Eagle stores to the Lowe's store format, deflation in lumber prices and an overall decrease in consumer spending during the second quarter of 2000. Lowe's stores not being re-merchandised generated a comparable store sales increase in excess of six percent. Sales in the Company's core businesses performed well during the second quarter. The Company experienced its strongest sales increases in appliances, kitchen cabinets and furniture, floors, windows and walls, nursery and gardening products, tools and outdoor hardlines.

     Gross margin was 27.58% of sales for the quarter ended July 28, 2000 compared to 26.77% for last year's comparable quarter. Gross margin for the six months ended July 28, 2000 was 27.75% of sales versus 26.74% during the first six months of 1999. The increase in margin rate for the quarter and first six months of 2000 is primarily due to favorable changes in product mix, ongoing store pricing disciplines and lower product costs.

      Selling, general and administrative expenses (SG&A) were 16.28% of sales versus 15.89% in last year's second quarter. SG&A increased by 22% compared to the 19% increase in sales for the quarter. During the first six months of 2000, SG&A was 17.10% of sales compared to 16.68% for the same period last year. SG&A increased by 22% compared to the 19% increase in sales for the first six months of 2000. Higher store salaries brought about the increase in SG&A as a percent of sales during the second quarter. Higher store salaries, which were partially offset by lower net advertising costs and lower net credit card program expense, were the significant factors causing the increase in SG&A as a percent of sales during the first six months of 2000.

     Store opening costs were $27.9 million for the quarter ended July 28, 2000 compared to $15.5 million last year, representing costs associated with the opening of 22 stores during the current year's second quarter (15 new and 7 relocated) compared to 21 stores for the comparable period last year (8 new and 13 relocated). Charges in this quarter for future and prior openings were $9.4 million compared to $4.6 million in last year's second quarter. Store opening costs for the six months ended July 28, 2000 were $53.6 million compared to $33.7 million last year. These costs were associated with the opening of 37 stores during the first six months of 2000 (27 new, 9 relocated and 1 contractor yard) compared to 34 stores (16 new and 18 relocated) opened during the first six months of 1999. The Company's 2000 expansion plans are discussed under "Liquidity and Capital Resources" below.

     Depreciation was $98.5 million for the quarter ended July 28, 2000 and $192.0 million for the six months then ended. This represents an increase of 21% and 20% over the respective comparable periods last year. The increase is due primarily to additions of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program.

     Interest expense increased from $22.1 and $45.4 million to $26.2 and $52.2 million for the quarter and six months ended July 28, 2000, respectively. Interest has increased during the current year's second quarter due to interest expense relating to the issuance of $500 million principal of 8.25% Notes on May 31, 2000. Interest expense for the first six months of 2000 increased due to interest expense on the notes mentioned above, interest expense on debentures issued during the first six months of 1999 and an increase in merchandise inventory offset by a smaller increase in accounts payable.

     In the first six months of 1999, the Company recorded nonrecurring costs of $24.4 million relating to the merger with Eagle which consisted of $15.7 million relating to the write-off of non-usable Eagle properties, $1.5 million in severance payments to former Eagle executives and $7.2 million in direct merger costs such as accounting, legal, investment banker and other miscellaneous fees.

     The Company's effective income tax rate was 36.80% for the quarter ended July 28, 2000 and 36.61% for last year's second quarter. The effective rate was 36.80% compared to 36.81% for the first six months of 2000 and 1999, respectively. The higher rate for the second quarter of 2000 is primarily related to expansion into states with higher income tax rates. The higher rate for the six months ended July 30, 1999 is primarily related to the impact of non-deductible merger expenses incurred during the first six months of last year which were offset by lower state income tax rates compared to those encountered during the current year.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity during the second quarter of 2000 were cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $518.5 million for the six months ended July 28, 2000 compared to $736.9 million for the first six months of fiscal 1999. The $218.4 million decrease in the current year resulted primarily from a smaller increase in accounts payable combined with a larger increase in merchandise inventory and a decrease in the liability for employee retirement plans, due to the earlier funding of the Company's ESOP. These factors were partially offset by the increase in earnings. The Company's working capital was $1.5 billion at July 28, 2000 compared to $1.6 billion at July 30, 1999 and $1.3 billion at January 28, 2000.

     The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $974.3 million and $617.4 million for the six months ended July 28, 2000 and July 30, 1999, respectively. At July 28, 2000, the Company operated 604 stores in 39 states with 60.9 million square feet of retail selling space, a 19% increase over the selling space as of July 30, 1999. Cash flows provided by financing activities were $464.3 and $672.8 million for the six months ended July 28, 2000 and July 30, 1999, respectively. The major source of cash during the first six months of 2000 involved the issuance of $500 million principal of 8.25% Notes due June 1, 2010. The notes were issued at an original price of $990.90 per $1,000 principal amount, net of the original issue discount and underwriters' discount. The notes may not be redeemed prior to maturity. The notes were issued under a $1 billion shelf registration statement filed with the Securities and Exchange Commission in April 2000. The major source of cash provided by financing activities in the first six months of 1999 included the issuance of $400 million principal of 6.5% debentures and $348.3 million in net proceeds from a common stock offering.

     Property has increased as a result of the Company's plan to continue its expansion of retail sales floor square footage by entering new markets and by relocating from older, smaller format stores to larger, more modern stores. The Company's 2000 capital budget is $2.2 billion, inclusive of approximately $225 million in operating or capital leases. Approximately 85% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2000 consist of approximately 95 stores (including the relocation of 12 to 15 older, smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 18%. Expansion in the first six months of fiscal 2000 included 27 new stores, 9 relocations and 1 contractor yard representing 3.9 million square feet of new incremental retail space.

     The Company believes that funds from operations, debt issuances, leases and existing short-term credit agreements will be adequate to finance the 2000 expansion plan and other operating requirements.

MARKET RISK

     As discussed in the annual report for the year ended January 28, 2000, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks have not changed materially since January 28, 2000

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133 is effective for the Company in the year beginning February 3, 2001. SFAS 133 was amended in June 2000 by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 133 and SFAS 138 require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management is currently evaluating the impact of the adoption of both standards and their effect on the Company's financial statements.

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

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Lowe's Companies, Inc.:


We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of July 28, 2000 and July 30, 1999, and the related consolidated statements of current and retained earnings for the three-month and six-month periods ended July 28, 2000 and July 30, 1999 and consolidated statements of cash flows for the six months ended July 28, 2000 and July 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiaries as of January 28, 2000, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





August 9, 2000

/s/  Deloitte & Touche LLP

Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

(a)- The annual meeting of shareholders was held May 26, 2000.

(b)- Directors elected at the meeting: Peter C. Browning,
     Kenneth D. Lewis, Thomas D. O'Malley and Robert G. Schwartz.

         Incumbent Directors whose terms expire in subsequent years are:
         Leonard L. Berry, Paul Fulton, Richard K. Lochridge, Claudine B. Malone and Robert L. Tillman

(c)- The matters voted upon at the meeting and the results of the voting were as follows:

  (1) Election of Directors:           FOR                 WITHHELD
      Peter C. Browning              340,216,843          2,310,329
      Kenneth D. Lewis               340,144,189          2,382,982
      Thomas D. O'Malley             340,127,777          2,399,394
      Robert G. Schwartz             340,132,884          2,394,288

  (2) Proposal to amend the Amended and Restated Articles of Incorporation to set the maximum number of Directors at 12.

                    FOR                AGAINST                ABSTAIN
                340,958,000            597,924                971,248

  (3) Proposal to approve the Company's discount stock purchase plan

                    FOR                AGAINST                ABSTAIN
                337,485,532           3,931,085              1,110,553


Item 6 (a) - Exhibits

  (3.1)  Restated and Amended Charter, May 26, 2000

  (3.2)  Bylaws as Amended and Restated, May 26, 2000

   27. Financial Data Schedule (only submitted to the SEC in electronic format).

   Refer to the Exhibit Index on page 14.

Item 6 (b) - Reports on Form 8-K

A report was filed on June 8, 2000 by the registrant. Therein under Item 7, the Company filed certain exhibits in connection with the registrant's offering, and sale on June 5, 2000, of $500,000,000 principal amount of 8.25% Notes pursuant to its Shelf Registration Statement on Form S-3 (File No. 333-34580).



                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LOWE'S COMPANIES, INC.





       September 8, 2000                   /s/    Kenneth W. Black, Jr.
Date ____________________                 ______________________________
                                                  Kenneth W. Black, Jr.
                                                  Senior Vice President
                                               and Chief Accounting Officer

                               EXHIBIT INDEX


                                                       Page No.

Exhibit 3.1 - Restated and Amended Charter,
 May 26, 2000                                          15 - 52

Exhibit 3.2 - Bylaws, as Amended and Restated,
 May 26, 2000                                          53 - 68