Form 10-Q
period 2000-10-27
LOWES COMPANIES INC
filed 2000-12-08
CIK 60667

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2000

                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at November 24, 2000
Common Stock, $.50 par value                                382,871,747


                                   31
                               TOTAL PAGES

                                    LOWE'S COMPANIES, INC.


                                        - INDEX -


                                                                      Page No.
PART I - Financial Information:

         Consolidated Balance Sheets - October 27, 2000 (Unaudited),
         October 29, 1999 (Unaudited) and January 28, 2000                 3

         Consolidated Statements of Current and
         Retained Earnings (Unaudited) - quarter and nine months
         ended October 27, 2000 and October 29, 1999                       4

         Consolidated Statements of Cash Flows (Unaudited) -
         nine months ended October 27, 2000 and October 29, 1999           5

         Notes to Unaudited Consolidated Financial Statements            6-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations	                8-11

         Independent Accountants' Report                                  12



PART II - Other Information                                               13

Item 6 (a) - Exhibits


EXHIBIT INDEX                                                             14

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                       (Unaudited)  (Unaudited)
                                      October 27,    October 29,  January 28,
                                           2000         1999          2000
Assets

  Current assets:
  Cash and cash equivalents              $128,746     $623,426      $491,122
  Short-term investments                   10,706       81,668        77,670
  Accounts receivable - net               173,784      177,705       147,901
  Merchandise inventory                 3,500,202    2,820,000     2,812,361
  Deferred income taxes                    69,000       47,004        53,145
  Other assets                            210,151      127,403       127,342

  Total current assets                  4,092,589    3,877,206     3,709,541

  Property, less
    accumulated depreciation            6,439,167    4,851,439     5,177,222
  Long-term investments                    37,213       32,404        31,114
  Other assets                            105,785       98,709        94,446

  Total assets                        $10,674,754   $8,859,758    $9,012,323

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                  $248,402      $92,475       $92,475
  Current maturities
    of long-term debt                      42,160       98,990        59,908
  Accounts payable                      1,797,764    1,549,447     1,566,946
  Employee retirement plans                89,015       71,335       101,946
  Accrued salaries and wages              179,406      172,481       164,003
  Other current liabilities               529,633      406,746       400,676

  Total current liabilities             2,886,380    2,391,474     2,385,954

  Long-term debt, excluding
    current maturities                  2,209,806    1,733,312     1,726,579
  Deferred income taxes                   228,456      184,838       199,824
  Other long-term liabilities               3,882        4,468         4,495

  Total liabilities                     5,328,524    4,314,092     4,316,852

  Shareholders' equity
  Preferred stock - $5 par value,
       none issued                              -            -             -
  Common stock - $.50 par value;
       Issued and Outstanding
     October 27, 2000    382,862
     October 29, 1999    382,276
     January 28, 2000    382,359          191,431      191,138       191,179
  Capital in excess of par              1,768,850    1,745,958     1,755,616
  Retained earnings                     3,390,914    2,626,367     2,761,964
  Unearned compensation-
    restricted stock awards                (4,876)     (17,549)      (12,868)
  Accumulated other
    comprehensive loss                       (89)         (248)         (420)

  Total shareholders' equity            5,346,230    4,545,666     4,695,471

  Total liabilities and
    shareholders' equity              $10,674,754   $8,859,758    $9,012,323


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Thousands, Except Per Share Data

                                              Quarter Ended                           Nine Months Ended
                              October 27, 2000      October 29, 1999          October 27, 2000      October 29, 1999
Current Earnings              Amount    Percent     Amount    Percent         Amount    Percent     Amount    Percent
Net sales                   $4,504,141   100.00   $3,909,188   100.00      $14,235,507   100.00  $12,116,326   100.00

Cost of sales                3,204,769    71.15    2,819,639    72.13       10,235,992    71.90    8,832,401    72.90

Gross margin                 1,299,372    28.85    1,089,549    27.87        3,999,515    28.10    3,283,925    27.10

Expenses:

Selling, general
    and administrative         809,427    17.97      692,394    17.71        2,473,187    17.37    2,061,566    17.02

Store opening costs             37,161     0.83       25,722     0.66           90,798     0.64       59,397     0.49

Depreciation                   104,681     2.32       86,440     2.21          296,664     2.08      246,083     2.03

Interest                        28,021     0.62       18,921     0.48           80,258     0.57       64,324     0.53

Nonrecurring merger costs            -        -            -        -                -        -       24,378     0.20

Total expenses                 979,290    21.74      823,477    21.06        2,940,907    20.66    2,455,748    20.27

Pre-tax earnings               320,082     7.11      266,072     6.81        1,058,608     7.44      828,177     6.83

Income tax provision           117,789     2.62       97,384     2.49          389,567     2.74      304,314     2.51

Net earnings                  $202,293     4.49     $168,688     4.32         $669,041     4.70     $523,863     4.32


Shares outstanding - Basic     382,840               382,168                   382,691               380,869

Basic earnings per share         $0.53                 $0.44                     $1.75                 $1.38

Shares outstanding - Diluted   384,375               384,348                   384,440               383,542

Diluted earnings per share       $0.53                 $0.44                     $1.74                 $1.37


Retained Earnings
Balance at beginning
    of period               $3,201,989            $2,469,102                $2,761,964            $2,136,728
Net earnings                   202,293               168,688                   669,041               523,863
Cash dividends                 (13,368)              (11,423)                  (40,091)              (34,224)
Balance at end
    of period               $3,390,914            $2,626,367                $3,390,914            $2,626,367


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Thousands

                                                   For the Nine Months Ended
                                                 October 27,     October 29,
Periods Ended On                                      2000            1999
Cash Flows From Operating Activities:
  Net Earnings                                      $669,041       $523,863
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation                                     296,664        246,083
    Amortization of Original Issue Discount              570            467
    Deferred Income Taxes                             12,642          4,505
    Loss on Disposition/Writedown
     of Fixed and Other Assets                        20,281         43,252
    Tax Effect of Stock Options Exercised              5,196          3,622
Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (25,883)       (33,777)
     Merchandise Inventory                          (687,841)      (435,300)
     Other Operating Assets                          (82,632)       (77,872)
     Accounts Payable                                230,818        328,905
     Employee Retirement Plans                       (12,998)        45,381
     Other Operating Liabilities                     150,712        199,733
     Net Cash Provided by Operating Activities       576,570        848,862

Cash Flows from Investing Activities:
  (Increase) Decrease in Investment Assets:
  Short-Term Investments                              75,288        (55,989)
  Purchases of Long-Term Investments                 (13,957)       (12,447)
  Proceeds from Sale/Maturity
   of Long-Term Investments                                -          2,531
  Increase in Other Long-Term Assets                 (30,964)       (12,152)
  Fixed Assets Acquired                           (1,614,455)    (1,045,897)
  Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         55,013         34,685
  Net Cash Used in Investing Activities           (1,529,075)    (1,089,269)

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Short-Term Borrowings   155,927        (24,600)
  Long-Term Debt Borrowings                          519,402        394,590
  Repayment of Long-Term Debt                        (54,493)       (62,487)
  Proceeds from Stock Offering                             -        348,299
  Proceeds from Stock Options Exercised                9,384         13,381
  Cash Dividend Payments                             (40,091)       (34,224)
  Net Cash Provided by Financing Activities          590,129        634,959

Net Increase (Decrease)in Cash and Cash Equivalents (362,376)       394,552
Cash and Cash Equivalents, Beginning of Period       491,122        228,874
Cash and Cash Equivalents, End of Period            $128,746       $623,426

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements


Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 27, 2000, and the results of operations and the cash flows for the nine months ended October 27, 2000 and October 29, 1999.

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

Note  3:   Net interest expense is composed of the following (in thousands):
                                                     Quarter ended                  Nine months ended
                                             Oct. 27, 2000   Oct. 29, 1999    Oct. 27, 2000    Oct. 29,1999
Long-term debt                                   $  32,698       $  23,673        $  83,971        $ 70,139
Capitalized leases                                  10,261          10,511           30,952          31,674
Short-term debt                                      1,848           1,311            5,900           4,387
Amortization of loan cost                              350             236              880             730
Short-term interest income                          (6,232)        (11,592)         (19,803)        (29,367)
Interest capitalized on
   construction in progress (                       10,904)         (5,218)         (21,642)        (13,239)

Net interest expense                             $  28,021       $  18,921         $ 80,258        $ 64,324



Note 4: Inventory is stated at the lower of cost or market using the first-in, first-out inventory accounting method.

Note 5: Property is shown net of accumulated depreciation of $1.5 billion at October 27, 2000, $1.2 billion at October 29, 1999 and $1.2 billion at January 28, 2000.

Note 6:   Supplemental disclosures of cash flow information (in thousands):

                                                       Nine months ended
                                                Oct. 27, 2000    Oct. 29, 1999
Cash paid for interest (net of capitalized)         $ 122,964        $ 116,712
Cash paid for income taxes                            344,779          289,677

Non-cash investing and financing activities:
Common stock issued to ESOP                              -              59,691
Fixed assets acquired under capital lease                -              27,561

Note 7: In January 2000, the Board of Directors authorized the funding of the Fiscal 1999 ESOP contribution primarily with the purchase of existing shares of the Company's common stock. During the first nine months of Fiscal 2000, the Company completed its funding of the 1999 ESOP by contributing $90 million toward the purchase of the shares on the open market. As of October 27, 2000, the Company purchased 1,653,496 shares with a total cost of $86,999,937.

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

Note 9: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $202.4 million and $168.5 million for the quarters ended October 27, 2000 and October 29, 1999, respectively, compared to reported net earnings of $202.3 million and $168.7 million for the third quarter of 2000 and 1999. Total comprehensive income was $669.4 million and $523.2 million for the nine months ended October 27, 2000 and October 29, 1999 respectively, compared to reported net earnings of $669.0 million and $523.9 million for the first nine months of 2000 and 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter and nine months ended October 27, 2000. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's fiscal 1999 Form 10-K.


OPERATIONS

     For the third quarter of fiscal 2000, sales increased 15% to $4.5 billion, comparable store sales were flat for the quarter, and net earnings rose 20% to $202.3 million compared to last year's third quarter results. Diluted earnings per share was $.53 compared to $.44 for the comparable quarter of last year. For the nine months ended October 27, 2000, sales increased 17% to $14.2 billion, comparable store sales increased 2.6% and net earnings increased 28% to $669.0 million compared to the first nine months of 1999. Earnings per share for the first nine months of 1999 included a one-time charge of $.04 per share for costs relating to the Company's merger with Eagle Hardware & Garden, Inc. (Eagle). Excluding the one-time charge, net earnings for the nine months ended October 27, 2000 increased 24% and diluted earnings per share increased 23% over the same period a year ago.

     The sales increase in the third quarter was attributable to the addition of 11 million square feet of retail selling space relating to new and relocated stores since last year's third quarter. Comparable store sales performance was negatively impacted by the remerchandising of former Eagle Hardware & Garden stores, deflation in lumber prices and a softer economy during the third quarter of 2000. During the third quarter, the Company experienced its strongest sales increases in appliances, kitchen cabinets and furniture; floors, windows and walls; nursery and gardening products; fashion plumbing and outdoor hardlines.

     Gross margin was 28.85% of sales for the quarter ended October 27, 2000 compared to 27.87% for last year's comparable quarter. Gross margin for the nine months ended October 27, 2000 was 28.10% of sales versus 27.10% during the first nine months of 1999. The increase in margin rate for the quarter and first nine months of 2000 is primarily due to favorable changes in product mix, ongoing store pricing disciplines and lower product costs.

     Selling, general and administrative expenses (SG&A) were 17.97% of sales versus 17.71% in last year's third quarter. SG&A increased by 17% compared to the 15% increase in sales for the quarter. During the first nine months of 2000, SG&A was 17.37% of sales compared to 17.02% for the same period last year. SG&A increased by 20% compared to the 17% increase in sales for the first nine months of 2000. Lower than expected sales levels, which were partially offset by lower store bonus expense and lower net credit card program expense, were the significant factors causing the increase in SG&A as a percent of sales during the third quarter and first nine months of 2000.

     Store opening costs were $37.2 million for the quarter ended October 27, 2000 compared to $25.7 million last year, representing costs associated with the opening of 27 stores during the current year's third quarter (24 new and 3 relocated) compared to 22 stores for the comparable period last year (14 new and 8 relocated). Charges in this quarter for future and prior openings were $12.9 million compared to $7.7 million in last year's third quarter. Store opening costs for the nine months ended October 27, 2000 were $90.8 million compared to $59.4 million last year. These costs were associated with the opening of 64 stores during the first nine months of 2000 (51 new, 12 relocated and 1 contractor yard) compared to 56 stores (30 new and 26 relocated) opened during the first nine months of 1999. The Company's 2000 expansion plans are discussed under "Liquidity and Capital Resources" below.

     Depreciation was $104.7 million for the quarter ended October 27, 2000 and $296.7 million for the nine months then ended. This represents an increase of 21% over the respective comparable periods last year. The increase is due primarily to additions of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program.

     Interest expense increased from $18.9 million and $64.3 million to $28.0 million and $80.3 million for the quarter and nine months ended October 27, 2000, respectively. Interest has increased during the current year's third quarter primarily due to interest expense relating to the issuance of $500 million principal of 8.25% Notes on May 31, 2000. Interest expense for the first nine months of 2000 primarily increased due to interest expense on the notes mentioned above and interest expense on debentures issued during the first nine months of 1999.

     The Company's effective income tax rate was 36.80% for the quarter ended October 27, 2000 and 36.60% for last year's third quarter. The effective rate was 36.80% compared to 36.75% for the first nine months of 2000 and 1999, respectively. The higher rate for the quarter and nine months ended October 27, 2000 is primarily related to expansion into states with higher income tax rates. The effect of higher state tax rates for the nine months ended October 27, 2000 was partially offset by non-deductible merger costs incurred during the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity during the third quarter of 2000 were cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $576.6 million for the nine months ended October 27, 2000 compared to $848.9 million for the first nine months of fiscal 1999. The $272.3 million decrease in the current year resulted primarily from a larger increase in merchandise inventory combined with a smaller increase in accounts payable and the earlier funding of the Company's ESOP with cash as opposed to stock. These factors were partially offset by the increase in earnings. The Company's working capital was $1.2 billion at October 27, 2000 compared to $1.5 billion at October 29, 1999 and $1.3 billion at January 28, 2000. The decrease in working capital for the third quarter of 2000 is primarily attributable to excess cash obtained from debt and equity offerings in the prior year that had not yet been committed to the Company's expansion program.

     The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $1.6 billion and $1.0 billion for the nine months ended October 27, 2000 and October 29, 1999, respectively. At October 27, 2000, the Company operated 624 stores in 40 states with 63.8 million square feet of retail selling space, a 21% increase over the selling space as of October 29, 1999.

     Cash flows provided by financing activities were $590.1 and $635.0 million for the nine months ended October 27, 2000 and October 29, 1999, respectively. The major sources of cash during the first nine months of 2000 involved the issuance of $500 million principal of 8.25% Notes due June 1, 2010 and the issuance of commercial paper with a face amount of $150 million due in December 2000. The notes were issued at an original price of $990.90 per $1,000 principal amount, net of the original issue discount and underwriters' discount. The notes may not be redeemed prior to maturity. The notes were issued under a $1 billion shelf registration statement filed with the Securities and Exchange Commission in April 2000. The major source of cash provided by financing activities in the first nine months of 1999 included the issuance of $400 million principal of 6.5% debentures and $348.3 million in net proceeds from a common stock offering.

     Property has increased as a result of the Company's plan to continue its expansion of retail sales floor square footage by entering new markets and by relocating from older, smaller format stores to larger, more modern stores. The Company's 2000 capital budget is $2.2 billion, inclusive of approximately $225 million in operating or capital leases. Approximately 85% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2000 consist of approximately 95 stores (including the relocation of 12 to 15 older, smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 18%. Expansion in the first nine months of fiscal 2000 included 51 new stores, 12 relocations and 1 contractor yard representing 6.9 million square feet of new incremental retail space.

     The Company believes that funds from operations, debt issuances, leases and existing short-term credit agreements will be adequate to finance the 2000 expansion plan and other operating requirements.

MARKET RISK

     As discussed in the annual report for the year ended January 28, 2000, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The risks have not changed materially since January 28, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133 was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," making the standard effective for the Company in the year beginning February 3, 2001. SFAS 133 was also amended in June 2000 by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 133 and SFAS 138 expand the definition of a derivative to include embedded derivatives and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and that they be measured at fair value. Management does not believe that the adoption of SFAS 133 will have a material impact, if any, on the Company's financial statements.



FORWARD-LOOKING STATEMENTS

     This Securities and Exchange Commission Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that comments reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Possible risks and uncertainties regarding these statements include, but are not limited to, the direction of general economic trends, the availability of real estate for expansion and its successful development, the availability of sufficient labor to facilitate growth, fluctuations in prices and availability of product, unanticipated increases in competition, weather conditions that effect sales and greater than anticipated disruption associated with the integration of Eagle Hardware and Garden with Lowe's.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Lowe's Companies, Inc.:


We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of October 27, 2000 and October 29, 1999, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods ended October 27, 2000 and October 29, 1999 and consolidated statements of cash flows for the nine months ended October 27, 2000 and October 29, 1999. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP


November 8, 2000

Part II - OTHER INFORMATION

Item 6 (a) - Exhibits

          (3.1)  Restated Charter, November 7, 2000

           27. Financial Data Schedule (only submitted to the SEC in electronic format).

          Refer to the Exhibit Index on page 14.

Item 6 (b) - Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended October
27, 2000.




                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        LOWE'S COMPANIES, INC.





   December 8, 2000                               /s/    Kenneth W. Black, Jr.
Date_________________                          _______________________________
                                                         Kenneth W. Black, Jr.
                            Senior Vice President and Chief Accounting Officer

                                 EXHIBIT INDEX


                                                                      Page No.

Exhibit 3.1 - Restated Charter, November 7, 2000                       15 - 31