Form 10-K405
period 2001-02-02
LOWES COMPANIES INC
filed 2001-04-13
CIK 60667

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended February 2, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 23, 2001, based on a closing price of $55.90 per share, was $18,849,664,638.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at March 23, 2001:
       384,585,740 shares.

                    Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended February 2, 2001:
Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended February 2, 2001 is not to be deemed filed as part of this report. Proxy Statement for the 2001 Annual Meeting which will be filed within 120 days after February 2, 2001:
Part III.


                                 Part I

Item 1 - Business

General

     Lowe's Companies, Inc. (Lowe's) is the second largest retailer of home improvement products in the world, with a specific emphasis on retail do-it-yourself (DIY) and commercial business customers. Lowe's specializes in offering products and services for home improvement, home decor, home maintenance, home repair and remodeling and maintenance of commercial buildings. As of February 2, 2001, Lowe's operated 650 stores in 40 states from coast to coast with approximately 67.8 million square feet of retail selling space.

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

Store Expansion

     Lowe's is continuing to maintain an aggressive growth strategy. Lowe's current prototype store has a 121,000 square foot sales floor with an attached lawn and garden center comprising approximately 30,000 additional square feet. Lowe's 2001 expansion plan calls for opening 115 to 120 stores (including the relocation of 12 older, smaller format stores). The following table illustrates the growth of the Company over the last three years.

                                             2000     1999     1998

   Number of stores, beginning of year        576      520      477
   New stores opened                           80       60       50
   Relocated stores opened                     20       31       31
   Stores closed                              (26)     (35)     (38)

   Number of stores, end of year              650      576      520

     In 1998, the Company began a major expansion into the western United States. The Company opened 18 stores in the west during fiscal 2000, with an additional 29 planned in 2001. Additionally, in 1999, the Company completed a merger with Eagle Hardware & Garden which added 41 stores in the western United States, including both Alaska and Hawaii.

Customer Service

     Lowe's serves both retail and commercial business customers. Retail customers are primarily do-it-yourself homeowners and others buying for personal and family use. Commercial business customers include repair and remodeling contractors, electricians, landscapers, painters, plumbers and commercial and residential building maintenance professionals. Each Lowe's store caters to this broad array of customers by combining the merchandise, sales and service of: a home fashions and interior design center; a lawn and garden center; an appliance dealer; a hard goods discounter; a hardware store; an air conditioning, heating, plumbing and electrical supply center; and a building materials supplier.

     Lowe's is committed to providing superior customer satisfaction. Customer expectations are being met by opening new stores in convenient shopping locations; by supplying a large selection of high quality, in-stock merchandise; by offering competitive everyday low prices and by providing knowledgeable assistance, installation and special order services. If a customer is searching for an item that is not carried in a store, it is likely available through our special order system. The Everyday Competitive Price ("ECP") strategy guarantees the lowest price in the market and yet builds profitability for Lowe's by substantially increasing revenues per store. ECP gives Lowe's customers the confidence to buy every day without waiting for promotional sales. Customer questions, problems, returns and exchanges are handled at a convenient service desk near the main entrance of the store. Our customer-friendly return policy makes it simple to return or
exchange products.   Most of our stores have a separate lumber and building
materials cashier and loading area available for both DIY and commercial business customers. Additionally, Lowe's offers specific services such as installation (through subcontractors), delivery, loading, assembly, free how-to clinics, wood and glass cutting, free kitchen design and a project desk to assist Lowe's customers in planning their home improvement projects, no matter how big or small.

     Lowe's offers two proprietary credit cards - one for individual retail customers and the other for commercial business customers. Lowe's commercial business customers can also make purchases on credit by using Lowe's in-house accounts. In addition, Lowe's accepts Visa, MasterCard, Discover and American Express credit cards.

Products

     A typical Lowe's home improvement warehouse stocks more than 40,000 items, with hundreds of thousands of items available through our special order system. Each store carries a wide selection of nationally advertised brand name merchandise. The Company's merchandise selection is broad enough to supply both the DIY retail and commercial business customer with practically every item needed to complete any home improvement, repair, maintenance or construction project. See Note 14 on page 33 of the Annual Report to Security Holders for fiscal year ended February 2, 2001 for the table illustrating sales by product category for each of the last three fiscal years.

     Excluding special order vendors, the Company sources its products from approximately 7,000 merchandise vendors worldwide, with no single vendor accounting for more than 4% of total purchases. The Company is not dependent upon any single vendor. To the extent possible, the Company utilizes its Global Sourcing Division to purchase directly from foreign manufacturers and avoid third party importers. Management believes that alternative and competitive suppliers are available for virtually all its products, further enhancing product quality and operating margins.

     In order to maintain appropriate inventory levels in stores and to improve distribution efficiencies, the Company operates five highly automated, efficient and state-of-the-art regional distribution centers (RDC's). The current RDC's are strategically located in North Carolina, Georgia, Indiana, Pennsylvania, and Texas. Each Lowe's store is served by one of these RDC's. The Company also operates nine smaller support facilities in order to distribute merchandise that requires special handling due to size or type of packaging, such as lumber, various imports and building materials. Approximately 50% of the merchandise purchased by the Company is shipped through its distribution facilities, while the remaining portion is shipped directly to stores from vendors. The Company is constructing regional distribution centers in Perris, California, which is expected to be operational in the first quarter of 2001, and in Findlay, Ohio, which is expected to be operational in late 2001.

Marketing

     The Company reaches target customers through a mixture of television, radio, direct mail, newspaper, event sponsorships, and in-store programs. Each marketing initiative is based on understanding current and prospective customers. The Company has a strategic alliance with the HGTV network that allows it to control a substantial portion of the airtime in which only the Company's and its vendors' commercials are aired. This is only one example of how the Company solicits vendor participation in its advertising programs. Additionally, the Company hosts customer hospitality events through its Team 31 Nascar sponsorship, supports the wide-ranging activities of Lowe's Home Safety Council, and aggressively utilizes its proprietary credit programs to drive customer traffic and purchases.

     In 2000, the Company continued to introduce or redefine programs that respond to the changing needs and lifestyles of targeted customers. Primary to this effort is the Company's aggressive response to serve commercial business customers. The Company has responded to the special needs of this customer group by carrying more professional brands, increasing in-stock quantities for bigger jobs and testing various marketing approaches to win the loyalty of commercial customers. The Company currently has thirty product categories available where customers can have installation arranged through our stores. In addition, kiosks (web based kiosks are currently being tested) are available in departments such as appliances, home decor/flooring, electrical/lighting, millwork, hardware, seasonal, plumbing and tools for our customer's special product ordering.

Competition

     The home improvement retailing business is highly competitive. The principal competitive factors are price, location, customer service, product and brand selection, and name recognition. The Company competes with a number of traditional hardware, plumbing, electrical and home supply retailers, as well as other chains of warehouse home improvement stores and lumber yards in most of its market areas. In addition, the Company competes, with respect to some of its products, with discount stores, mail order firms, and warehouse clubs.

     Lowe's is the second largest retailer of home improvement products in the world. Due to the large number and variety of competitors, management is unable to precisely measure the Company's market share in its existing market areas. However, Lowe's defines the market segments that it serves as DIY, appliances, lawn & garden, home d,cor, repair/remodeling, specialty trade contractor, and property management. This total market is estimated to be $400 billion of which Lowe's share is estimated to be approximately 5%.

Information Systems

     The Company is continuously assessing and upgrading its information systems to support growth, to control costs, and to enable better decision-making. During the last six years, the Company has made a substantial investment in developing and purchasing new computer systems. Lowe's has a point of sale system, electronic bar code scanning system, various design systems and a UNIX Server in each of its stores. Store information is communicated to the support center's central computer via a terrestrial based (frame relay) network with back up being provided by a satellite based wide area network. These systems provide efficient customer check-out with automated credit card approval and store-based inventory management with automatic replenishment orders. In addition, the systems also provide labor planning and item movement experience. These computers supply the general office functions with the information needed to support the stores.

Employees

     As of February 2, 2001, the Company employed approximately 77,000 full-time and 17,000 part-time employees, none of which are covered by any collective bargaining agreements. Management considers its relations with its employees to be good.

Item 2 -	Properties

     At February 2, 2001, the Company operated 650 stores with a total of 67.8 million square feet of selling space. The current prototype large store is a 121,000 square foot sales floor with a lawn and garden center comprising approximately 30,000 additional square feet. Of the total stores operating at February 2, 2001, approximately 60% of the facilities are owned, with the remainder being leased. Approximately one-half of these leases are capital leases. The Company also owns and operates five regional distribution centers and nine smaller support facilities, four of which are reload centers for lumber and building commodities. The Company's general offices are located in Wilkesboro, North Carolina and occupy several buildings, the majority of which are owned.


Item 3 - Legal Proceedings

     The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered material to the Company.


Item 4 - 	Submission of Matters to a Vote of Security Holders

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2001.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

     Name                Age                            Title

Robert L. Tillman        57              Chairman of the Board since 1998 and
                                         President and Chief Executive Officer
                                         since 1996; Senior Executive Vice
                                         President and Chief Operating
                                         Officer, 1994 - 1996.

Theresa A. Anderson      43              Senior Vice President, Operations &
                                         Merchandising Support since 2000;
                                         Vice President, Store Support, 1999 -
                                         2000; Vice President, Merchandising,
                                         1998 - 1999; Divisional Merchandising
                                         Manager, 1996 - 1998.

Kenneth W. Black, Jr.    41              Senior Vice President and Chief
                                         Accounting Officer since 1999; Vice
                                         President and Corporate Controller,
                                         1997 - 1999; Controller, 1996 - 1997;
                                         Deloitte & Touche, 1983 - 1996.

Gregory M. Bridgeford    46              Senior Vice President, Business
                                         Development since 1999; Senior Vice
                                         President, Marketing, 1998 - 1999;
                                         Senior Vice President and General
                                         Merchandise Manager, 1996 - 1998;
                                         Vice President and General
                                         Merchandise Manager, 1994 - 1996.

Charles W. Canter, Jr.   50              Senior Vice President, Store
                                         Operations - Northern Division since
                                         1999; Senior Vice President and
                                         General Merchandise Manager, Building
                                         Materials, 1998 - 1999; Vice
                                         President, Merchandising - Millwork,
                                         1998; Regional Vice President, Store
                                         Operations, 1993 - 1998.

Robert J. Gfeller, Jr.   39              Senior Vice President, Marketing and
                                         Advertising since 2000; Vice
                                         President, Marketing, 1999 - 2000;
                                         Coca-Cola USA Corp., 1996 - 1999;
                                         Nabisco Co.-Planters Co. Division,
                                         1994 - 1996.

Stephen A. Hellrung      53              Senior Vice President, General
                                         Counsel and Secretary since 1999; The
                                         Pillsbury Company, 1997 - 1998;
                                         Bausch & Lomb, Incorporated, 1982 -
                                         1997.

A. Lee Herring           47              Senior Vice President, Logistics
                                         since 1996; Vice President,
                                         Logistics, 1993 - 1996.

Perry G. Jennings        43              Senior Vice President, Human
                                         Resources since 1999, Vice President,
                                         Operations and Merchandising Support,
                                         1998; Director, Merchandising Support
                                         and Administration, 1996 - 1997; Vice
                                         President, Human Resources, 1992 -
                                         1996.

John L. Kasberger        55              Senior Vice President and General
                                         Merchandising Manager, Hardlines
                                         since 2001; Vice President,
                                         Merchandising - Appliances/Kitchens,
                                         2000; Vice President, Internet
                                         Merchandising, 1999; Vice President,
                                         Merchandising - Appliances, 1998 -
                                         1999; Divisional Merchandise Manager,
                                         1992 - 1998.

Mark A. Kauffman         42              Senior Vice President, Global
                                         Sourcing since 2000; Senior Vice
                                         President and General Merchandise
                                         Manager, Hardlines, 1998 - 2000;
                                         Senior Vice President, Regional
                                         Merchandising and Product
                                         Development, 1998; Vice President,
                                         Import Merchandising, 1996 - 1998;
                                         Merchandise Manager, 1993 - 1996.

Michael K. Menser        47              Senior Vice President and General
                                         Merchandise Manager, Home D,cor since
                                         1998; Vice President, Logistics, 1996
                                         - 1998; Senior Director, Logistics,
                                         1994 - 1996.

Robert A. Niblock        38              Senior Vice President and Chief
                                         Financial Officer since 2000; Senior
                                         Vice President, Finance, 1999 - 2000;
                                         Vice President and Treasurer, 1997 -
                                         1998; Senior Director, Taxation, 1996
                                         - 1997; Director, Taxation, 1993 -
                                         1996.

William D. Pelon         51              Senior Vice President, Store
                                         Operations - Western Division since
                                         1998; Senior Vice President, Store
                                         Operations, 1997 - 1998; Regional
                                         Vice President, Store Operations,
                                         1996 - 1997.

Dale C. Pond             55              Executive Vice President,
                                         Merchandising since 2001; Executive
                                         Vice President, Chief Merchandising
                                         Officer, 2000 - 2001; Executive Vice
                                         President, Merchandising and
                                         Marketing, 1998 - 2000; Senior Vice
                                         President, Marketing, 1993 - 1998.

David E. Shelton         54              Senior Vice President, Real
                                         Estate/Engineering and Construction
                                         since 1997;  Vice President, Store
                                         Operations, 1995 - 1997.

John David Steed         49              Senior Vice President and General
                                         Merchandising Manager, Building
                                         Products since 2001; Vice President,
                                         Merchandising - Western Division,
                                         1999 - 2001; Vice President,
                                         Merchandising - Fashion
                                         Plumbing/Electrical, 1998 - 1999;
                                         Divisional Merchandise Manager -
                                         Electrical, 1995 - 1997.

Larry D. Stone           49              Executive Vice President, Store
                                         Operations since 2001; Executive Vice
                                         President and Chief Operating
                                         Officer, 1997 - 2001; Executive Vice
                                         President, Store Operations, 1996 -
                                         1997; Senior Vice President, Sales
                                         Operations, 1995 - 1996.

William C. Warden, Jr.   48              Executive Vice President,
                                         Administration since 2001; Executive
                                         Vice President and Chief
                                         Administrative Officer, 1999 - 2001;
                                         Executive Vice President, General
                                         Counsel, Chief Administrative Officer
                                         and Secretary, 1996 - 1999;  Senior
                                         Vice President, General Counsel and
                                         Secretary, 1993 - 1996.

Gregory J. Wessling      49              Senior Vice President, Store
                                         Operations - Southern Division since
                                         1999; Senior Vice President, Store
                                         Operations - Eastern Division, 1998 -
                                         1999; Senior Vice President and
                                         General Merchandise Manager, 1996 -
                                         1998; Vice President and General
                                         Merchandise Manager, 1994 - 1996.

Thomas E. Whiddon        48              Executive Vice President, Logistics
                                         and Technology since 2000; Executive
                                         Vice President and Chief Financial
                                         Officer, 1996 - 2000; Senior Vice
                                         President and Chief Financial
                                         Officer, 1995 - 1996.


                                 Part II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

     The principal market for trading in Lowe's common stock is the New York Stock Exchange, Inc. (NYSE). Lowe's common stock is also listed on the Pacific Exchange in the United States and the Stock Exchange in London. The ticker symbol for Lowe's is LOW. As of February 2, 2001, there were 16,885 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 35 of the Annual Report to Security Holders for fiscal year ended February 2, 2001 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape, and the dividends per share declared on the common stock during such periods.


Item 6 - Selected Financial Data

     See page 37 of the Annual Report to Security Holders for fiscal year ended February 2, 2001.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 and "Disclosure Regarding Forward-Looking Statements" on page 18 of the Annual Report to Security Holders for fiscal year ended February 2, 2001.


Item 7a - Quantitative and Qualitative Disclosures about Market Risk

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" beginning on page 21 of the Annual Report to Security Holders for fiscal year ended February 2, 2001.


Item 8 - Financial Statements and Supplementary Data

     See the "Independent Auditors' Report" of Deloitte & Touche LLP on page 17 and the financial statements and notes thereto on pages 22 through 33, and the "Selected Quarterly Data" on page 37 of the Annual Report to Security Holders for fiscal year ended February 2, 2001.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


Part III

Item 10 - Directors and Executive Officers of the Registrant

     See "Election of Directors", "Information Concerning the Nominees" and "Information Concerning Continuing Directors" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 2, 2001.


Item 11 - Executive Compensation

     See "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 2, 2001. Information included under the captions "Report of the Compensation and Organization Committee" and "Performance Graph" is not incorporated by reference herein.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

     See "Security Ownership of Certain Beneficial Owners and Management" included in the definitive Proxy Statement, which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 2, 2001.


Item 13 - Certain Relationships and Related Transactions

     See "Information about the Board of Directors and Committees of the Board" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 2, 2001.


                                  Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a)  1.   Financial Statements
                   See the following items and page numbers appearing in the Annual Report to Security Holders for fiscal year ended February 2, 2001:

                                                                         Pages
          Independent Auditors' Report                                    17

          Consolidated Statements of Earnings for each of the three
          fiscal years in the period ended February 2, 2001               22

          Consolidated Balance Sheets at February 2, 2001
          and January 28, 2000                                            23

          Consolidated Statements of Shareholders' Equity for each of
          the three fiscal years in the period ended February 2, 2001     24

          Consolidated Statements of Cash Flows for each of the
          three fiscal years in the period ended February 2, 2001         25

          Notes to Consolidated Financial Statements for each of the
          three fiscal years in the period ended February 2, 2001      26-33


  2.      Financial Statement Schedules

          Schedules are omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

  3.      Exhibits

 (3.1) Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated December 8, 2000 and incorporated by reference herein).

 (3.2)    Bylaws, as amended.

 (4.1) Amended and Restated Rights Agreement, dated December 2, 1999 between the Company and Equiserve Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 2 of Amendment No. 2 to the Company's Registration Statement on Form 8-A dated on February 14, 2000, as amended by Exhibit 1 of Amendment No. 3 to the Company's Registration Statement on Form 8-A, dated March 2, 2000).

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

 (10.20)  Form of the Company's 8 1/4% Notes due June 1, 2010 (filed as
          Exhibit 4.2 on Form 8-K dated June 8, 2000, and incorporated by reference herein).

 (10.21)  Form of the Company's 7 1/2% Notes due December 15, 2005 (filed as
          Exhibit 4.2 on Form 8-K dated December 20, 2000, and incorporated by reference herein).

 (10.22) Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone (filed on the Company's Form S-8 dated May 2, 2000 (No. 333-36096) and incorporated by reference herein).

 (13) Portions of the Annual Report to Security Holders for the fiscal year ended February 2, 2001.

 (18) Letter Regarding Change in Accounting Method Dated November 10, 1999 (filed as Exhibit 18 to the Company's Form 10-Q dated December 13, 1999 and incorporated by reference herein).

 (21)     List of Subsidiaries.

 (23)     Consent of Deloitte & Touche LLP


b)   Reports on Form 8-K

           A report on Form 8-K was filed on November 14, 2000 by the registrant. The Company filed a summary of its revised policy regarding fair disclosure to investors pursuant to Regulation FD.

           A report on Form 8-K was filed on December 20, 2000 by the registrant. Therein under Item 7, the Company filed certain exhibits in connection with the registrant's offering, and sale on December 15, 2000, of $500,000,000 principal amount of 7 1/2% Notes pursuant to its Shelf Registration Statement on Form S-3 (File No. 333-34580).



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Lowe's Companies, Inc.


   March 30, 2001                        By: /s/ Robert A. Niblock
     Date                                        Robert A. Niblock
                                               Senior Vice President
                                             and Chief Financial Officer

   March 30, 2001                        By: /s/ Kenneth W. Black, Jr.
      Date                                       Kenneth W. Black, Jr.
                                             Senior Vice President and Chief
                                                  Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Robert L. Tillman    Chairman of the Board of Directors,     March 30, 2001
   Robert L. Tillman    President, Chief Executive Officer          Date
                                 and Director

/s/ Leonard L. Berry              Director                      March 30, 2001
    Leonard L. Berry                                                Date

/s/Peter C. Browning              Director                      March 30, 2001
   Peter C. Browning                                                Date

/s/Paul Fulton                    Director                      March 30, 2001
   Paul Fulton                                                      Date

/s/Dawn E. Hudson                 Director                      March 30, 2001
   Dawn E. Hudson                                                   Date

/s/Robert A. Ingram               Director                      March 30, 2001
   Robert A. Ingram                                                 Date

/s/ Kenneth D. Lewis              Director                      March 30, 2001
    Kenneth D. Lewis                                                Date

/s/ Richard K. Lochridge          Director                      March 30, 2001
    Richard K. Lochridge                                            Date

                                  Director                      March 30, 2001
    Claudine Malone                                                 Date

/s/ Thomas D. O'Malley            Director                      March 30, 2001
    Thomas D. O'Malley                                              Date

/s/Robert G. Schwartz             Director                      March 30, 2001
   Robert G. Schwartz                                               Date