Form 10-Q
period 2001-05-04
LOWES COMPANIES INC
filed 2001-06-15
CIK 60667

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2001 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at June 1, 2001
Common Stock, $.50 par value                               385,333,443


                                       13
                                   TOTAL PAGES

                               LOWE'S COMPANIES, INC.


                                    - INDEX -


                                                                     Page No.
PART I - Financial Information:

     Consolidated Balance Sheets - May 4, 2001
     (Unaudited), April 28, 2000 (Unaudited) and February 2, 2001        3

     Consolidated Statements of Current and
     Retained Earnings (Unaudited) - three months
     ended May 4, 2001 and April 28, 2000                                4

     Consolidated Statements of Cash Flows (Unaudited) -
     three months ended May 4, 2001 and April 28, 2000                   5

     Notes to Unaudited Consolidated Financial Statements              6-8

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    9-11

     Independent Accountants' Report                                    12



PART II - Other Information                                             13

Item 6 (b) - Reports on Form 8-K

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                               (Unaudited)     (Unaudited)
                                  May 4,         April 28,         February 2,
                                   2001            2000               2001
Assets

  Current assets:
  Cash and cash equivalents    $  999,953       $  522,935        $  455,658
  Short-term investments           38,173           15,062            12,871
  Accounts receivable - net       196,529          175,546           160,985
  Merchandise inventory         3,917,667        3,338,322         3,285,370
  Deferred income taxes            95,006           51,413            81,044
  Other assets                    221,844          161,815           179,085

  Total current assets          5,469,172        4,265,093         4,175,013

  Property, less
    accumulated depreciation    7,421,342        5,548,148         7,034,960
  Long-term investments            32,141           33,028            34,690
  Other assets                    137,016           88,977           131,091

  Total assets                $13,059,671       $9,935,246       $11,375,754

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings        $  100,000       $  100,000         $ 249,829
  Current maturities
    of long-term debt              37,635           31,074            42,341
  Accounts payable              2,473,599        2,204,307         1,731,957
  Employee retirement plans        88,920           63,118            75,656
  Accrued salaries and wages      179,594          157,976           166,392
  Other current liabilities       841,854          562,282           662,410

  Total current liabilities     3,721,602        3,118,757         2,928,585

  Long-term debt, excluding
    current maturities          3,305,434        1,732,202         2,697,669
  Deferred income taxes           261,580          203,467           251,450
  Other long-term liabilities       3,193            3,858             3,165

  Total liabilities             7,291,809        5,058,284         5,880,869

  Shareholders' equity:
  Preferred stock -
   $5 par value, none issued            -                -                 -
  Common stock -
   $.50 par value;
   Shares Issued and Outstanding
    May 4, 2001         384,873
    April 28, 2000      382,666
    February 2, 2001    383,242   192,436          191,333           191,621
  Capital in excess of par      1,846,440        1,760,421         1,786,769
  Retained earnings             3,730,174        2,935,756         3,518,356
  Unearned compensation-
   restricted stock awards         (1,666)         (10,222)           (2,312)
  Accumulated other
   comprehensive income (loss)        478             (326)              451

  Total shareholders' equity    5,767,862        4,876,962         5,494,885

  Total liabilities and
   shareholders' equity       $13,059,671       $9,935,246       $11,375,754

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Thousands, Except Per Share Data

                                             Three Months Ended
                                    May 4, 2001             April 28, 2000
Current Earnings                  Amount    Percent        Amount     Percent
Net sales                      $5,276,365    100.00     $4,467,114     100.00

Cost of sales                   3,782,836     71.69      3,218,998      72.06

Gross margin                    1,493,529     28.31      1,248,116      27.94

Expenses:

Selling, general
    and administrative            939,745     17.81        806,708      18.06

Store opening costs                35,792      0.68         25,785       0.58

Depreciation                      119,078      2.26         93,488       2.09

Interest                           41,326      0.78         26,013       0.58

Total expenses                  1,135,941     21.53        951,994      21.31

Pre-tax earnings                  357,588      6.78        296,122       6.63

Income tax provision              132,308      2.51        108,973       2.44

Net earnings                     $225,280      4.27       $187,149       4.19

Shares outstanding - Basic        384,209                  382,504

Basic Earnings Per Share            $0.59                    $0.49

Shares outstanding - Diluted      393,755                  384,797

Diluted Earnings Per Share          $0.58                    $0.49

Pro forma shares outstanding
     - Basic (Note 2)             768,418                  765,008

Pro forma basic earnings
     per share (Note 2)             $0.29                    $0.24

Pro forma shares outstanding
     - Diluted (Note 2)           787,510                  769,594

Pro forma diluted earnings
     Per share (Note 2)             $0.29                    $0.24

Retained Earnings
Balance at beginning
     of period                 $3,518,356               $2,761,964
Net earnings                      225,280                  187,149
Cash dividends                    (13,462)                 (13,357)
Balance at end of period       $3,730,174               $2,935,756


See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Thousands

                                                    Three Months Ended
                                                   May 4,      April 28,
                                                   2001          2000
Cash Flows From Operating Activities:
  Net Earnings                                   $225,280      $187,149
  Adjustments to Reconcile Net
   Earnings to Net Cash Provided By
    Operating Activities:
    Depreciation and Amortization                 119,495        93,628
    Deferred Income Taxes                          (3,845)        5,748
    Loss on Disposition/Writedown of
     Fixed and Other Assets                        13,614        11,722
    Tax Effect of Stock Options Exercised          15,463           623
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                    (35,544)      (27,645)
     Merchandise Inventory                       (632,297)     (525,961)
     Other Operating Assets                       (42,759)      (34,414)
     Accounts Payable                             741,642       637,361
     Employee Retirement Plans                     29,122       (38,828)
     Other Operating Liabilities                  193,065       157,528
  Net Cash Provided by Operating Activities       623,236       466,911

Cash Flows from Investing Activities:
  (Increase) Decrease in Short-Term Investments   (21,723)       62,387
  Purchases of Long-Term Investments                 (990)       (1,969)
  Increase in Other Long-Term Assets              (20,297)       (9,552)
  Fixed Assets Acquired                          (511,842)     (468,410)
  Proceeds from the Sale of Fixed
   and Other Long-Term Assets                       7,140         7,236
  Net Cash Used in Investing Activities          (547,712)     (410,308)

Cash Flows from Financing Activities:
 Net Increase (Decrease) in
  Short-Term Borrowings                          (149,829)        7,525
 Long-Term Debt Borrowings                        614,677        18,176
 Repayment of Long-Term Debt                      (12,034)      (41,526)
 Proceeds from Stock Options Exercised             29,419         4,392
 Cash Dividend Payments                           (13,462)      (13,357)
 Net Cash Provided by (Used in)
  Financing Activities                            468,771       (24,790)

Net Increase in Cash and Cash Equivalents         544,295        31,813
Cash and Cash Equivalents, Beginning of Period    455,658       491,122
Cash and Cash Equivalents, End of Period         $999,953      $522,935

See accompanying notes to consolidated financial statements.

                                Lowe's Companies, Inc.
                      Notes to Consolidated Financial Statements

Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of May 4, 2001, and the results of operations and the cash flows for the three months ended May 4, 2001 and April 28, 2000.

          These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 2, 2001. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: On May 25, 2001, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, shareholders will receive one additional share on June 29, 2001 for each share held as of the record date on June 8, 2001. The par value of the Company's common stock will remain $.50. Basic and fully diluted earnings per share restated for the stock split will be $.29 and $.24 for the first quarters of fiscal 2001 and 2000, respectively.

Note 3: Diluted earnings per share is calculated on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The calculation is detailed below (in thousands, except per share data):

                                                  Three Months Ended
                                             May 4, 2001     April 28, 2000

Net Earnings                               $  225,280           $  187,149
Weighted Average Number of Common
   Shares Outstanding                         384,209              382,504

Basic Earnings Per Share                   $      .59           $      .49


Net Earnings                               $  225,280           $  187,149
Tax-Effected Interest Expense
   Attributable to 2.5% Convertible
   Notes (Note 8)                               2,032                    -
Net Earnings Assuming Dilution             $  227,312           $  187,149

Weighted Average Number of Common
   Shares Outstanding                         384,209              382,504
Effect of Potentially Dilutive Securities:

   2.5% Convertible Notes (Note 8)              7,085                    -

   Employee Stock Option Plans                  2,461                2,293

Weighted Average Number of Common
   Shares Assuming Dilution                   393,755              384,797

Diluted Earnings Per Share                 $      .58           $      .49

Note  4:  Net interest expense is composed of the following (in thousands):

                                               Three Months Ended
                                           May 4, 2001      April 28, 2000

Long-term debt                              $  45,070        $  22,390
Capitalized leases                             10,335           10,339
Short-term debt                                 1,844            2,355
Amortization of loan costs                        668              237
Short-term interest income                     (8,296)          (4,910)
Interest capitalized on construction
   in progress                                 (8,295)          (4,398)

Net interest expense                        $  41,326        $  26,013


Note 5: Property is shown net of accumulated depreciation of $1.7 billion at May 4, 2001, $1.3 billion at April 28, 2000 and $1.6 billion at February 2, 2001.

Note  6:  Supplemental disclosures of cash flow information (in thousands):

                                                     Three Months Ended
                                                May 4, 2001     April 28, 2000

Cash paid for interest (Net of
   amount capitalized)                          $  55,123         $  53,298
Cash paid for income taxes                          7,030             3,281

Non-cash investing and financing Activities:
   Common stock issued to ESOP                     15,858                 -


Note 7: In January 2001, the Board of Directors authorized the funding of the fiscal 2000 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first quarter of fiscal 2001, the Company issued 267,640 shares, with a market value of $15.9 million.

Note 8: In February 2001, the Company issued $1.005 billion principal of convertible notes at an issue price of $608.41 per note. Interest will not be paid on the notes prior to maturity on February 16, 2021 at which time the holders will receive $1,000 per note, representing a yield to maturity of 2.5%. Holders may convert their notes at any time on or before the maturity date, unless the notes have been purchased or redeemed previously, into 8.224 shares of the Company's
          common stock per note.   The Company may redeem for cash all or a
          portion of the convertible notes at any time on or after February 16, 2004 at a price equal to the sum of the issue price and accrued original issue discount on the redemption date. Holders of the notes may require the Company to purchase all or a portion of their notes on February 16, 2004 at a price of $655.49 per note or on February 16, 2011 at a price of $780.01 per note. The Company may choose to pay the purchase price of the notes in cash or common stock, or a combination of cash and common stock. In addition, if a change in the control of the Company occurs on or before February 16, 2004, each holder may require the Company to purchase, for cash, all or a portion of their notes.

Note 9: Both total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, and net earnings were $225.3 million for the quarter ended May 4, 2001. For the quarter ended April 28, 2000, total comprehensive income was $187.2 million, and net earnings were $187.1 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter ended May 4, 2001. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's fiscal 2000 Form 10-K.

     On May 25, 2001, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, shareholders will receive one additional share on June 29, 2001 for each share held as of the record date on June 8, 2001. The par value of the Company's common stock will remain $.50.


OPERATIONS

     For the first quarter of fiscal 2001, sales increased 18% to $5.3 billion, comparable store sales for the quarter decreased 3%, and net earnings rose 20% to $225.3 million compared to last year's first quarter results. Diluted earnings per share were $.58 compared to $.49 for the comparable quarter of last year.

     The sales increase during the first quarter was primarily attributable to the addition of 13 million square feet of retail selling space relating to new and relocated stores since last year's first quarter. Comparable store sales performance was negatively impacted by the sluggish economy and by deflation in lumber and building materials prices.

     Gross margin was 28.31% of sales for the quarter ended May 4, 2001 compared to 27.94% for last year's comparable quarter. The increase in margin rate for the first quarter of 2001 is primarily due to favorable changes in product mix and cost reductions achieved through product line reviews, partially offset by an increase in inventory shrinkage.

     Selling, general and administrative expenses (SG&A) were 17.81% of sales versus 18.06% in last year's first quarter. SG&A increased by 16% compared to the 18% increase in sales for the quarter. The leverage in the current quarter was primarily the result of carefully controlling expenses, particularly store payroll costs, to keep them in line with current sales trends.

     Store opening costs were $35.8 million for the quarter ended May 4, 2001 compared to $25.8 million last year, representing costs associated with the opening of 37 stores during the current year's first quarter (32 new and 5 relocated) compared to 14 stores for the comparable period last year (12 new and 2 relocated). Charges in the quarter also included $11.6 million for future and prior store openings compared to $12.7 million in last year's first quarter. The Company's 2001 expansion plans are discussed under "Liquidity and Capital Resources" below.

     Depreciation was $119.1 million for the quarter ended May 4, 2001. This represents an increase of 27% over last year's first quarter. The increase is primarily due to additions of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program.

     Interest expense increased from $26.0 million to $41.3 million for the quarter ended May 4, 2001. Interest has increased during the current year's first quarter primarily due to interest expense relating to the issuance of $1.005 billion of convertible notes in February of 2001 as well as interest on $500 million principal of 8.25% Notes issued in May of 2000 and $500 million principal of 7.5% Notes issued in December of 2000. The increase in interest expense was partially offset by increases in investment income and interest capitalized to construction projects.

     The Company's effective income tax rate was 37.0% for the quarter ended May 4, 2001 and 36.8% for last year's first quarter. The higher rate during 2001 is primarily related to expansion into states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity during the first quarter of 2001 were cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $623.2 million for the three months ended May 4, 2001 compared to $466.9 million for the first three months of fiscal 2000. The $156.3 million increase in the current year resulted primarily from an increase in net earnings, increases in other operating liabilities and the funding of the Company's ESOP with the issuance of new stock as opposed to cash in the prior year. The Company's working capital was $1.7 billion at May 4, 2001 compared to $1.1 billion at April 28, 2000 and $1.2 billion at February 2, 2001. The increase in working capital for the first quarter of 2001 is primarily attributable to cash obtained from debt offerings in the current year that have not yet been expended for the Company's expansion program.

     The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $511.8 million and $468.4 million for the quarters ended May 4, 2001 and April 28, 2000, respectively. At May 4, 2001, the Company operated 680 stores in 40 states with 71.9 million square feet of retail selling space, a 23% increase over the selling space as of April 28, 2000.

     Cash flows provided by financing activities were $468.8 million for the quarter ended May 4, 2001. For the quarter ended April 28, 2000, cash flows used in financing activities were $24.8 million. The major source of cash during the first three months of 2001 involved the issuance of $1.005 billion principal of convertible notes at an issue price of $608.41 per note.
Interest will not be paid on the notes prior to maturity on February 16, 2021 at which time the holders will receive $1,000 per note, representing a yield to maturity of 2.5%. Holders may convert their notes at any time on or before the maturity date, unless the notes have been purchased or redeemed previously, into 8.224 shares of the Company's common stock per note. The major use of cash in financing activities in the first quarter of 2000 was long-term debt repayments and cash dividend payments.

     Property has increased as a result of the Company's plan to continue its expansion of retail sales floor square footage by entering new markets, increasing our market presence and by relocating smaller format stores to larger ones. The Company's 2001 capital budget is $2.7 billion, inclusive of approximately $286 million in operating or capital leases. Approximately 89% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2001 consist of approximately 115 stores (including the relocation of 13 smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 18% to 20%. Expansion in the first quarter of fiscal 2001 included 32 new stores and 5 relocations representing 4.1 million square feet of new incremental retail space. The Company also opened a regional distribution center in Perris, California bringing the total number of regional distribution centers to six. Construction continues on regional distribution centers in Cheyenne, Wyoming and Findlay, Ohio. During the fall of 2001, construction will begin on a distribution center in Northampton County, North Carolina.

     The Company believes that funds from operations, debt issuances, leases and existing short-term credit agreements will be adequate to finance the 2001 expansion plan and other operating requirements.

MARKET RISK

     As discussed in the annual report to shareholders for the year ended February 2, 2001, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The Company's market risk has not changed materially since February 2, 2001 with the exception of new debt issued during 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 137 and SFAS 138, was effective for the Company as of February 3, 2001 and requires that all derivatives be recognized as either assets or liabilities in the balance sheet at fair value. The adoption of SFAS 133 had no effect on the Company's financial condition or results of operations.


FORWARD-LOOKING STATEMENTS

     This news release includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the company believes that comments reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Possible risks and uncertainties regarding these statements include, but are not limited to, the direction of general economic trends, as Lowe's expands into major metropolitan markets, the availability of real estate for expansion and its successful development may lengthen the timelines for store openings, the availability of sufficient labor to facilitate growth, fluctuations in prices and availability of product, unanticipated increases in competition and weather conditions that affect sales.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of May 4, 2001 and April 28, 2000, and the related consolidated statements of current and retained earnings, and cash flows for the three-month periods ended May 4, 2001 and
April 28, 2000.   These financial statements are the responsibility of the
Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiaries as of February 2, 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
May 25, 2001

Part II - OTHER INFORMATION

Item 6 (b) - Reports on Form 8-K

A report on Form 8-K was filed by the registrant on February 12, 2001. The Company issued a news release dated February 9, 2001 relating to anticipated 2000 fiscal year and fourth quarter sales and earnings pursuant to regulation FD.

A report was filed on Form 8-K by the registrant on February 23, 2001. The Company issued a news release dated February 12, 2001 announcing the private offering of 20-year convertible notes. The Company also issued a news release dated February 13, 2001 announcing the pricing of the private offering of 20-year convertible notes.

A report was filed on Form 8-K by the registrant on March 9, 2001. The Company issued a news release announcing earnings for the fourth quarter ended February 2, 2001.




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LOWE'S COMPANIES, INC.





       June 14, 2001               /s/  Kenneth W. Black, Jr.
Date___________________         _________________________________
                                        Kenneth W. Black, Jr.
                                      Senior Vice President and
                                      Chief Accounting Officer