Form 10-K405/A
period 2001-02-02
LOWES COMPANIES INC
filed 2001-07-12
CIK 60667

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

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





                              Explanatory Statement

     This Amendment No. 1 to Form 10-K amends the Annual Report on Form 10-K for the year ended February 2, 2001, and is being filed solely to file as
Exhibit 13.1 an Independent Auditors' Report relied on by the Registrant's Independent Auditors' report for the year ended February 2, 2001 and, as
Exhibit 23.1, the consent of such Independent Auditors' to the filing of their report.


                                    Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a) 3.    Exhibits

     The list of Exhibits in the Form 10-K is hereby amended by adding the following:

Exhibit Number              Description

    (13.1)                  Report of Ernst & Young LLP, Independent Auditors

    (23.1)                  Consent of Ernst & Young LLP, Independent Auditors



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Lowe's Companies, Inc.



     July 11, 2001                      By:                            .
       Date                                     Kenneth W. Black, Jr.
                                          Senior Vice President and Chief
                                                Accounting Officer





EXHIBIT 13.1


Report of Ernst & Young LLP, Independent Auditors



To the Board of Directors and Shareholders
Eagle Hardware & Garden, Inc.

We have audited the consolidated statements of operations, shareholders' equity, and cash flows for the fiscal year ended January 29, 1999 of Eagle Hardware & Garden, Inc. (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Eagle Hardware & Garden, Inc. for the fiscal year ended January 29, 1999, in conformity with accounting principles generally accepted in the United States.


                                               Ernst & Young LLP


Seattle, Washington
March 10, 1999











EXHIBIT 23.1


Consent of Ernst & Young LLP, Independent Auditors



We consent to the incorporation by reference in the Registration Statement No. 33-54497 on Form S-8, Registration Statement No. 33-54499 on Form S-8, Registration Statement No. 333-34631 on Form S-8, Registration Statement No. 333-75793 on Form S-8, Registration Statement No. 333-89471 on Form S-8, Registration Statement No. 333-36096 on Form S-8, Registration Statement No. 333-33230 on Form S-3, and Registration Statement No. 333-55252 on Form S-3 of Lowe's Companies Inc. of our report dated March 10, 1999 with respect to the consolidated financial statements of Eagle Hardware & Garden, Inc. for the fiscal year ended January 29, 1999, included in the Annual Report (Form 10-K/A) of Lowe's Companies Inc. for the fiscal year ended February 2, 2001.



                                             Ernst & Young LLP

Seattle, Washington
July 9, 2001