Form 10-Q
period 2001-08-03
LOWES COMPANIES INC
filed 2001-09-14
CIK 60667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2001 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 31, 2001
Common Stock, $.50 par value                             773,125,913




                                       16
                                   TOTAL PAGES

                              LOWE'S COMPANIES, INC.


                                    - INDEX -


                                                                      Page No.
PART I - Financial Information:

   Consolidated Balance Sheets - August 3, 2001 (Unaudited),
   July 28, 2000 (Unaudited) and February 2, 2001                         3

   Consolidated Statements of Current and
   Retained Earnings (Unaudited) - quarter and six months
   ended August 3, 2001 and July 28, 2000                                 4

   Consolidated Statements of Cash Flows (Unaudited) -
   six months ended August 3, 2001 and July 28, 2000                      5

   Notes to Unaudited Consolidated Financial Statements                 6-8

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       9-12

   Independent Accountants' Report                                       13



PART II - Other Information                                             14

Item 4 - Submission of Matters to a vote of Security Holders

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K


EXHIBIT INDEX                                                           16

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                       (Unaudited)  (Unaudited)
                                         August 3,     July 28,    February 2,
                                           2001         2000          2001
Assets
  Current assets:
  Cash and cash equivalents              $629,293     $570,233       $455,658
  Short-term investments                   36,408       11,272         12,871
  Accounts receivable - net               213,430      183,749        160,985
  Merchandise inventory                 3,651,191    3,167,436      3,285,370
  Deferred income taxes                    98,508       59,077         81,044
  Other assets                            216,241      185,528        161,498

  Total current assets                  4,845,071    4,177,295      4,157,426

  Property, less
    accumulated depreciation            7,829,205    5,932,792      7,034,960
  Long-term investments                    30,985       37,500         34,690
  Other assets                            162,131       94,992        131,091

  Total assets                        $12,867,392  $10,242,579    $11,358,167

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                  $100,000      $100,000      $249,829
  Current maturities
    of long-term debt                      43,993        41,905        42,341
  Accounts payable                      1,910,317     1,691,471     1,714,370
  Employee retirement plans                90,279        63,347        75,656
  Accrued salaries and wages              181,197       138,060       166,392
  Other current liabilities               820,145       624,008       662,410

  Total current liabilities             3,145,931     2,658,791     2,910,998

  Long-term debt, excluding
    current maturities                  3,291,605     2,217,006     2,697,669
  Deferred income taxes                   273,382       210,988       251,450
  Other long-term liabilities               3,220         3,858         3,165

  Total liabilities                     6,714,138     5,090,643     5,863,282

  Shareholders' equity:
  Preferred stock - $5 par value,
       none issued                              -            -             -
  Common stock - $.50 par value;
       Issued and Outstanding
     August 3, 2001       772,749
     July 28, 2000        765,574
     February 2, 2001     766,484         386,374       382,786      383,242
  Capital in excess of par              1,723,515     1,574,927    1,595,148
  Retained earnings                     4,043,810     3,201,989    3,518,356
  Unearned compensation-
    restricted stock awards                (1,067)       (7,580)      (2,312)
  Accumulated other
    comprehensive income (loss)               622          (186)         451

  Total shareholders' equity            6,153,254     5,151,936    5,494,885

  Total liabilities and
    shareholders' equity              $12,867,392   $10,242,579  $11,358,167


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Thousands, Except Per Share Data

                                           Three Months Ended                           Six Months Ended
                                 August 3, 2001         July 28, 2000          August 3, 2001       July 28, 2000
Current Earnings              Amount    Percent     Amount    Percent        Amount    Percent     Amount    Percent
Net sales                   $6,126,726   100.00   $5,264,252   100.00    $11,403,091   100.00   $9,731,366   100.00

Cost of sales                4,409,018    71.96    3,812,225    72.42      8,191,854    71.84    7,031,223    72.25

Gross margin                 1,717,708    28.04    1,452,027    27.58      3,211,237    28.16    2,700,143    27.75

Expenses:

Selling, general
    and administrative         999,706    16.32      857,052    16.28      1,939,451    17.01    1,663,760    17.10

Store opening costs             28,470     0.46       27,852     0.53         64,262     0.56       53,637     0.55

Depreciation                   124,571     2.03       98,495     1.87        243,649     2.14      191,983     1.97

Interest                        42,614     0.70       26,224     0.50         83,940     0.73       52,237     0.54

Total expenses               1,195,361    19.51    1,009,623    19.18      2,331,302    20.44    1,961,617    20.16

Pre-tax earnings               522,347     8.53      442,404     8.40        879,935     7.72      738,526     7.59

Income tax provision           193,264     3.16      162,805     3.09        325,572     2.86      271,778     2.79

Net earnings                  $329,083     5.37     $279,599     5.31       $554,363     4.86     $466,748     4.80


Shares outstanding - Basic     771,667               765,458                 770,042               765,234

Basic earnings per share         $0.43                 $0.37                   $0.72                 $0.61

Shares outstanding - Diluted   795,087               768,740                 791,282               769,104

Diluted earnings per share       $0.42                 $0.36                   $0.71                 $0.61


Retained Earnings
Balance at beginning
    of period               $3,730,174            $2,935,756              $3,518,356            $2,761,964
Net earnings                   329,083               279,599                 554,363               466,748
Cash dividends                 (15,447)              (13,366)                (28,909)              (26,723)
Balance at end
    of period               $4,043,810            $3,201,989              $4,043,810            $3,201,989


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Thousands

                                                    For the Six Months Ended
                                                    August 3,      July 28,
Periods Ended On                                      2001           2000
Cash Flows From Operating Activities:
  Net Earnings                                      $554,363       $466,748
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation & Amortization                      251,539        192,336
    Deferred Income Taxes                              4,375          5,106
    Loss on Disposition/Writedown
     of Fixed and Other Assets                        27,196         15,813
    Tax Effect of Stock Options Exercised             24,138          3,756
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (52,445)       (35,848)
     Merchandise Inventory                          (365,821)      (355,075)
     Other Operating Assets                          (54,743)       (58,067)
     Accounts Payable                                195,947        124,525
     Employee Retirement Plans                        54,273        (38,667)
     Other Operating Liabilities                     173,543        201,644
Net Cash Provided by Operating Activities            812,365        522,271

Cash Flows from Investing Activities:
(Increase) Decrease in Investment Assets:
  Short-Term Investments                             (19,990)        71,045
  Purchases of Long-Term Investments                    (979)       (10,673)
  Proceeds from Sale/Maturity
   of Long-Term Investments                            1,400              -
Increase in Other Long-Term Assets                   (50,143)       (21,494)
Fixed Assets Acquired                             (1,063,863)      (974,317)
Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         22,933         31,780
Net Cash Used in Investing Activities             (1,110,642)      (903,659)

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Short-Term Borrowings  (149,829)          7,525
  Long-Term Debt Borrowings                          611,392         519,912
  Repayment of Long-Term Debt                        (28,751)        (47,840)
  Proceeds from Employee Stock Purchase Plan          16,176               -
  Proceeds from Stock Options Exercised               51,833           7,625
  Cash Dividend Payments                             (28,909)        (26,723)
  Net Cash Provided by Financing Activities          471,912         460,499

Net Increase in Cash and Cash Equivalents            173,635          79,111
Cash and Cash Equivalents, Beginning of Period       455,658         491,122
Cash and Cash Equivalents, End of Period            $629,293        $570,233

See accompanying notes to unaudited consolidated financial statements.

                               Lowe's Companies, Inc.
                Notes to Unaudited Consolidated Financial Statements

Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of August 3, 2001 and July 28, 2000, and the results of operations and the cash flows for the six months ended August 3, 2001 and July 28, 2000.

          These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 2, 2001. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.


Note 2: On May 25, 2001, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, shareholders received one additional share on June 29, 2001, for each share held as of the record date on June 8, 2001. The par value of the Company's common stock remained $.50. All financial information presented, including per share data, has been adjusted to reflect the effect of the stock split.


Note 3: Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The calculation is detailed below (in thousands, except per share data):


                                                    Three Months Ended                   Six Months Ended
                                                  August 3,      July 28,             August 3,      July 28,
                                                    2001           2000                 2001           2000
Net earnings                                    $329,083        $279,599              $554,363       $466,748
Weighted average number of
  shares outstanding                             771,677         765,458               770,042        765,234

Basic earnings per share                        $   0.43        $   0.37              $   0.72       $   0.61


Net earnings                                    $329,083        $279,599              $554,363       $446,748
Tax-effected interest expense
  attributable to 2.5% convertible notes (Note 8)  2,413               -                 4,445              -
Net earnings assuming dilution                  $331,496        $279,599              $558,808       $446,748
Weighted average number of
  common shares outstanding                      771,667         756,458               770,042        765,234
Effect of potentially dilutive securities:
  2.5% convertible notes                          16,530               -                15,350              -
  Employee stock option plans                      6,890           3,282                 5,890          3,870
Weighted average number of
  common shares assuming dilution                795,087         768,740               791,282        769,104

Diluted earnings per share                      $   0.42        $   0.36              $   0.71       $   0.61


Note  4:  Net interest expense is composed of the following (in thousands):

                                         Three Months Ended            Six Months Ended
                                       August 3,     July 28,       August 3,     July 28,
                                         2001          2000           2001         2000
Long-term debt                         $45,546       $28,882        $90,616      $51,272
Capitalized leases                       9,964        10,352         20,299       20,691
Short-term debt                          1,135         1,697          2,979        4,052
Amortization of loan cost                  724           292          1,392          529
Short-term interest income              (7,283)       (8,659)       (15,579)     (13,569)
Interest capitalized on construction
    in progress                         (7,472)       (6,340)       (15,767)     (10,738)
Net interest expense                   $42,614       $26,224        $83,940      $52,237




Note 5: Property is shown net of accumulated depreciation of $1.8 billion at August 3, 2001, $1.4 billion at July 28, 2000 and $1.6 billion at February 2, 2001.


Note  6:  Supplemental disclosures of cash flow information (in thousands):

                                                Six Months Ended
                                       August 3, 2001      July 28, 2000
Cash paid for interest
   (net of capitalized)                 $ 115,388             $ 70,869
Cash paid for income taxes                238,461              179,059

Non-cash investing and
   financing activities:
        Common stock issued to ESOP        39,650                    -
        Fixed assets acquired under
            capital lease                   5,057                1,769


Note 7: In January 2001, the Board of Directors authorized the funding of the fiscal 2000 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first six months of fiscal 2001, the Company issued a total of 1,232,669 shares, with a market value of $39.7 million to fund the fiscal 2000 ESOP contribution.


Note 8: In February 2001, the Company issued $1.005 billion principal of convertible notes at an issue price of $608.41 per note. Interest will not be paid on the notes prior to maturity on February 16, 2021 at which time the holders will receive $1,000 per note, representing a yield to maturity of 2.5%. Holders may convert their notes at any time on or before the maturity date, unless the notes have been purchased or redeemed previously, into 16.448 shares of the Company's common stock per note. Holders of the notes may require the Company to purchase all or a portion of their notes on February 16, 2004 at a price of $655.49 per note or on February 16, 2011 at a price of $780.01 per note. On either of these dates, the Company may choose to pay the purchase price of the notes in cash or common stock, or a combination of cash and common stock. In addition, if a change in the control of the Company occurs on or before February 16, 2004, each holder may require the Company to purchase, for cash, all or a portion of their notes.


Note 9: On August 2, 2001, the Company completed a new $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring on August 2, 2006 and a $400 million 364-day tranche, expiring on August 2, 2002 Loans available under each facility include base rate loans, Euro-Dollar loans and money market loans. Each base rate loan bears interest on the outstanding principle amount and is payable quarterly in arrears. The base interest rate is the higher of the prime rate in effect or one-half of one percent above the federal funds rate. Each Euro-Dollar loan will bear an interest rate equal to the applicable margin plus the applicable adjusted London Interbank Offered Rate for such period. Money market loans shall bear interest on the outstanding principle at a rate per annum equal to the money market rate quoted by the bank making the loan. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of August 3, 2001, there were no outstanding loans under the facility.


Note 10: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities was $329.2 and $279.7 million, compared to net earnings of $329.1 and $279.6 million for the quarters ended August 3, 2001 and July 28, 2000, respectively. Total comprehensive income was $554.5 and $467.0 million, compared to net earnings of $554.4 and $466.7 for the six months ended August 3, 2001 and July 28, 2000, respectively.


Note 11: In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact of the adoption of SFAS 143 and its effect on the Company's financial statements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter and six months ended August 3, 2001. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's fiscal 2000 Form 10-K.

     On May 25, 2001, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, shareholders received one additional share on June 29, 2001 for each share held as of the record date on June 8, 2001. The par value of the Company's common stock remained $.50. All financial information presented, including per share data, has been adjusted to reflect the effects of the stock split.


OPERATIONS

     For the second quarter of fiscal 2001, sales increased 16% to $6.1 billion, comparable store sales for the quarter increased 1.7%, and net earnings rose 18% to $329.1 million compared to last year's second quarter earnings of $279.6 million. Diluted earnings per share were $.42 compared to $.36 for the comparable quarter of last year. For the six months ended August 3, 2001, sales increased 17% to $11.4 billion, comparable store sales decreased 0.5%, and net earnings increased 19% to $554.4 million compared to the first six months of fiscal year 2000. Diluted earnings per share for the first six months of 2001 increased 16% to $.71 per share over the same period a year ago.

     The sales increase during the second quarter was primarily attributable to the addition of 14 million square feet of retail selling space relating to new and relocated stores since last year's second quarter. Stabilization in lumber and building material prices as well as improved sales in most merchandise categories brought about the comparable store increase.

     Gross margin was 28.04% of sales for the quarter ended August 3, 2001 compared to 27.58% for last year's comparable quarter. Gross margin for the six months ended August 3, 2001 was 28.16% versus 27.75% during the first six months of 2000. The increase in margin rate for the second quarter and the first six months of 2001 is primarily due to lower acquisition costs through the line review process and additional foreign sourcing, and favorable product mix changes.


     Selling, general and administrative expenses (SG&A) were 16.32% of sales versus 16.28% in last year's second quarter. SG&A increased by 17% compared to the 16% increase in sales for the quarter. The slight increase in SG&A as a percent of sales is primarily attributable to higher insurance and bank card costs offset by controlling and leveraging payroll costs. During the first six months of 2001, SG&A was 17.01% compared to 17.10% for the same period a year ago. SG&A increased 16.6% during the first six months of 2001 compared to a 17.2% increase in sales for this same period. This leverage was due primarily to carefully controlling expenses, particularly store payroll.

     Store opening costs were $28.5 million for the quarter ended August 3, 2001 compared to $27.9 million last year, representing costs associated with the opening of 23 stores during the current year's second quarter (21 new and 2 relocated) compared to 22 stores for the comparable period last year (15 new and 7 relocated). Charges in this quarter for future and prior openings were $15.2 million compared to $9.4 million in last year's second quarter. Store opening costs for the six months ended August 3, 2001 were $64.3 million compared to $53.6 million last year. These costs were associated with the opening of 53 new stores and relocating 7 stores during the first six months of 2001 compared to 27 new stores and 9 relocated stores in the first six months of 2000. The Company's 2001 expansion plans are discussed under "Liquidity and Capital Resources" below.

     Depreciation was $124.6 million for the quarter ended August 3, 2001 and $243.6 million for the six months then ended. This represents increases of 26% and 27% over last year's comparable periods. These increases were primarily due to additions of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program.

     Interest expense increased from $26.2 and $52.2 million to $42.6 and $83.9 million for the quarter and six months ended August 3, 2001, respectively. Interest has increased during the current year's second quarter primarily due to interest expense relating to the issuance of $1.005 billion principal of convertible notes in February of 2001 as well as interest on $500 million principal of 8.25% Notes issued in May of 2000 and $500 million principal of 7.5% Notes issued in December of 2000.
The increase in interest expense was partially offset by increases in investment income and interest capitalized on construction projects.

    The Company's effective income tax rate was 37.0% for the quarter and six months ended August 3, 2001 and 36.8% for last year's second quarter and first six months. The higher rate during 2001 is primarily related to expansion into states with higher income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity during the first six months of 2001 were cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $812.4 million for the six months ended August 3, 2001 compared to $522.3 million for the first six months of fiscal 2000. The $290.1 million increase in the current year resulted primarily from an increase in net earnings, increased accounts payable, and the funding of the Company's ESOP with the issuance of common stock as compared to cash in the prior year. The Company's working capital was $1.7 billion at August 3, 2001 compared to $1.5 billion at July 28, 2000 and $1.2 billion at February
2, 2001.

     The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $1,063.9 million and $974.3 million for the six months ended August 3, 2001 and July 28, 2000, respectively. At August 3, 2001, the Company operated 700 stores in 40 states with 74.5 million square feet of retail selling space, a 22.3% increase over the selling space as of July 28, 2000.

     Cash flows provided by financing activities were $471.9 million for the six months ended August 3, 2001. For the six months ended July 28, 2000, cash flows provided by financing activities were $460.4 million. The major source of cash from financing activities during the first six months of 2001 and 2000 involved long-term debt proceeds, partially offset by debt repayments and cash dividend payments.

     Property has increased as a result of the Company's plan to continue its expansion of retail sales floor square footage by entering new markets, increasing our market presence and by relocating smaller format stores to larger ones. The Company's 2001 capital budget is $2.7 billion, inclusive of approximately $286 million in operating or capital leases. Approximately 89% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2001 consist of approximately 115 stores (including the relocation of 12 to 13 smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 18% to 20%.
Expansion in the second quarter of fiscal 2001 included 21 new stores and 2 relocations representing 2.6 million square feet of new incremental retail space. The Company also operates six distribution centers. Construction continues on regional distribution centers in Cheyenne, Wyoming and Findlay, Ohio. During the third quarter of 2001, construction is scheduled to begin on a distribution center in Northampton County, North Carolina.


     In February 2001, the Company issued $1.005 billion principal of convertible notes at an issue price of $608.41 per note. Interest will not be paid on the notes prior to maturity on February 16, 2021 at which time the holders will receive $1,000 per note, representing a yield to maturity of 2.5%. Holders may convert their notes at any time on or before the maturity date, unless the notes have been purchased or redeemed previously, into 16.448 shares of the Company's common stock per note. Holders of the notes may require the Company to purchase all or a portion of their notes on February 16, 2004 at a price of $655.49 per note or on February 16, 2011 at a price of $780.01 per note. On either of these dates, the Company may choose to pay the purchase price of the notes in cash or common stock, or a combination of cash and common stock. In addition, if a change in the control of the Company occurs on or before February 16, 2004, each holder may require the Company to purchase, for cash, all or a portion of their notes.

     On August 2, 2001, the Company completed a new $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring on August 2, 2006 and a $400 million 364-day tranche, expiring on August 2, 2002. Loans available under each facility include base rate loans, Euro-Dollar loans and money market loans. Each base rate loan bears interest on the outstanding principle amount and is payable quarterly in arrears. The base interest rate is the higher of the prime rate in effect or one-half of one percent above the federal funds rate. Each Euro-Dollar loan will bear an interest rate equal to the applicable margin plus the applicable adjusted London Interbank Offered Rate for such period. Money market loans shall bear interest on the outstanding principle at a rate per annum equal to the money market rate quoted by the bank making the loan. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of August 3, 2001, there were no outstanding loans under the facility.

     The Company believes that funds from operations, debt issuances, leases and existing credit agreements will be adequate to finance the 2001 expansion plan and other operating requirements.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long- lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact of the adoption of SFAS 143 and its effect on the Company's financial statements.


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

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of August 3, 2001 and July 28, 2000, and the related consolidated statements of current and retained earnings for the three-month and six-month periods ended August 3, 2001 and July 28, 2000 and consolidated statements of cash flows for the six-months ended August 3, 2001 and July 28, 2000.
These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
August 15, 2001

Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

(a) - The annual meeting of shareholders was held May 25, 2001.

(b) - Directors elected at the meeting: Robert L. Tillman, Leonard L. Berry, Paul Fulton, Dawn E. Hudson and Robert A. Ingram.

Incumbent Directors whose terms expire in subsequent years are: Kenneth D. Lewis, Richard K. Lochridge, Claudine B. Malone, Thomas O'Malley, Peter C. Browning and Robert G. Schwartz.

(c) - The matters voted upon at the meeting and the results of the voting were as follows (Adjusted for the two-for-one stock split effective June 29, 2001):

     (1) Election of Directors:      FOR                       WITHHELD
         Robert L. Tillman           702,172,222               4,326,280
         Leonard L. Berry            702,625,056               3,873,446
         Paul Fulton                 702,508,372               3,990,130
         Dawn E. Hudson              702,493,028               4,005,474
         Robert A. Ingram            702,529,546               3,968,956

     (2) Proposal to approve the Lowe's Companies, Inc. 2001 Incentive Plan

             FOR                 AGAINST                 ABSTAIN
             627,265,590         75,567,508              3,659,552

     (3) Proposal concerning global workplace standards

             FOR                 AGAINST                 ABSTAIN
             52,042,504          538,176,424             30,966,184


Item 6 (a) - Exhibits

       (3.1)  Restated and Amended Charter, May 25, 2001

        Refer to the Exhibit Index on page 16.

Item 6 (b) - Reports on Form 8-K

   There were no reports filed on Form 8-K during the quarter ended August 3, 2001.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LOWE'S COMPANIES, INC.





     September 14, 2001            /s/      Kenneth W. Black, Jr.
Date____________________          ___________________________________________
                                            Kenneth W. Black, Jr.
                            Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX


                                                                    Page No.

Exhibit 3.1 - Restated and Amended Charter, May 25, 2001             17 - 32