Form 10-Q
period 2001-11-02
LOWES COMPANIES INC
filed 2001-12-17
CIK 60667

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  November 2, 2001
                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at November 30, 2001
Common Stock, $.50 par value                          774,317,177




                                       16
                                   TOTAL PAGES

                              LOWE'S COMPANIES, INC.


                                   - INDEX -


                                                                     Page No.
PART I - Financial Information:

Consolidated Balance Sheets - November 2, 2001 (Unaudited),
October 27, 2000 (Unaudited) and February 2, 2001                       3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - quarter and nine months
ended November 2, 2001 and October 27, 2000                             4

Consolidated Statements of Cash Flows (Unaudited) -
nine months ended November 2, 2001 and October 27, 2000                 5

Notes to Unaudited Consolidated Financial Statements                  6-9

Management's Discussion and Analysis of
Financial Condition and Results of Operations                       10-14

Independent Accountants' Report                                        15



PART II - Other Information                                           16

Item 6 (b) - Reports on Form 8-K

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                       (Unaudited)  (Unaudited)
                                        November 2,  October 27,   February 2,
                                           2001         2000          2001
Assets

  Current assets:
  Cash and cash equivalents              $610,543     $128,746       $455,658
  Short-term investments                   24,767       10,706         12,871
  Accounts receivable - net               197,771      173,784        160,985
  Merchandise inventory                 3,905,859    3,500,202      3,285,370
  Deferred income taxes                    93,210       69,000         81,044
  Other assets                            229,578      173,955        161,498

  Total current assets                  5,061,728    4,056,393      4,157,426

  Property, less
    accumulated depreciation            8,279,838    6,439,167      7,034,960
  Long-term investments                    25,876       37,213         34,690
  Other assets                            164,531      130,794        131,091

  Total assets                        $13,531,973  $10,663,567    $11,358,167

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                  $      -      $248,402      $249,829
  Current maturities
    of long-term debt                      50,333        42,160        42,341
  Accounts payable                      1,895,822     1,786,577     1,714,370
  Employee retirement plans                92,795        89,015        75,656
  Accrued salaries and wages              170,090       179,406       166,392
  Other current liabilities               823,098       529,633       662,410

  Total current liabilities             3,032,138     2,875,193     2,910,998

  Long-term debt, excluding
    current maturities                  3,787,138     2,209,806     2,697,669
  Deferred income taxes                   290,129       228,456       251,450
  Other long-term liabilities               3,248         3,882         3,165

  Total liabilities                     7,112,653     5,317,337     5,863,282

  Shareholders' equity
  Preferred stock - $5 par value,
       none issued                              -             -             -
  Common stock - $.50 par value;
       Issued and Outstanding
     November 2, 2001     773,752
     October 27, 2000     765,724
     February 2, 2001     766,484         386,876       382,862      383,242
  Capital in excess of par              1,753,283     1,577,419    1,595,148
  Retained earnings                     4,278,839     3,390,914    3,518,356
  Unearned compensation-
    restricted stock awards                  (485)       (4,876)      (2,312)
  Accumulated other
    comprehensive income (loss)               807           (89)         451

  Total shareholders' equity            6,419,320     5,346,230    5,494,885

  Total liabilities and
    shareholders' equity              $13,531,973   $10,663,567  $11,358,167


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Thousands, Except Per Share Data

                                        Three Months Ended                              Nine Months Ended
                               November 2, 2001     October 27, 2000          November 2, 2001      October 27, 2000
Current Earnings              Amount    Percent     Amount    Percent        Amount    Percent     Amount    Percent
Net sales                   $5,454,534   100.00   $4,504,141   100.00    $16,857,625   100.00   $14,235,507   100.00

Cost of sales                3,863,645    70.83    3,204,769    71.15     12,055,499    71.51    10,235,992    71.90

Gross margin                 1,590,889    29.17    1,299,372    28.85      4,802,126    28.49     3,999,515    28.10

Expenses:

Selling, general
    and administrative         973,036    17.84      809,427    17.97      2,912,487    17.28     2,473,187    17.37

Store opening costs             42,766     0.78       37,161     0.83        107,028     0.63        90,798     0.64

Depreciation                   134,054     2.46      104,681     2.32        377,703     2.24       296,664     2.08

Interest                        43,419     0.80       28,021     0.62        127,359     0.76        80,258     0.57

Total expenses               1,193,275    21.88      979,290    21.74      3,524,577    20.91     2,940,907    20.66

Pre-tax earnings               397,614     7.29      320,082     7.11      1,277,549     7.58     1,058,608     7.44

Income tax provision           147,117     2.70      117,789     2.62        472,689     2.81       389,567     2.74

Net earnings                  $250,497     4.59     $202,293     4.49       $804,860     4.77      $669,041     4.70


Shares outstanding - Basic     773,351               765,681                 771,145                765,382

Basic earnings per share         $0.32                 $0.26                   $1.04                  $0.87

Shares outstanding - Diluted   795,639               768,750                 792,808                768,880

Diluted earnings per share       $0.32                 $0.26                   $1.02                  $0.87


Retained Earnings
Balance at beginning
    of period               $4,043,810            $3,201,989              $3,518,356             $2,761,964
Net earnings                   250,497               202,293                 804,860                669,041
Cash dividends                 (15,468)              (13,368)                (44,377)               (40,091)
Balance at end
    of period               $4,278,839            $3,390,914              $4,278,839             $3,390,914


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Thousands

                                                  For the Nine Months Ended
                                                   November 2,   October 27,
Periods Ended On                                      2001          2000
Cash Flows From Operating Activities:
  Net Earnings                                      $804,860       $669,041
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation & Amortization                      389,863        297,234
    Deferred Income Taxes                             26,320         12,642
    Loss on Disposition/Writedown
     of Fixed and Other Assets                        28,071         20,281
    Tax Effect of Stock Options Exercised             25,852          5,196
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (36,786)       (25,883)
     Merchandise Inventory                          (620,489)      (687,841)
     Other Operating Assets                          (68,071)       (68,387)
     Accounts Payable                                181,452        225,197
     Employee Retirement Plans                        80,580        (12,998)
     Other Operating Liabilities                     165,933        150,712
Net Cash Provided by Operating Activities            977,585        585,194

Cash Flows from Investing Activities:
(Increase) Decrease in Investment Assets:
  Short-Term Investments                              (3,382)        75,288
  Purchases of Long-Term Investments                  (1,030)       (13,957)
  Proceeds from Sale/Maturity
   of Long-Term Investments                            1,878              -
Increase in Other Long-Term Assets                   (34,743)       (30,964)
Fixed Assets Acquired                             (1,674,365)    (1,614,455)
Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         34,675         46,389
Net Cash Used in Investing Activities             (1,676,967)    (1,537,699)

Cash Flows from Financing Activities:
  Net (Decrease) Increase in Short-Term Borrowings  (249,829)        155,927
  Long-Term Debt Borrowings                        1,111,360         519,402
  Repayment of Long-Term Debt                        (35,725)        (54,493)
  Proceeds from Employee Stock Purchase Plan          16,176               -
  Proceeds from Stock Options Exercised               56,662           9,384
  Cash Dividend Payments                             (44,377)        (40,091)
  Net Cash Provided by Financing Activities          854,267         590,129

Net Increase (Decrease)in Cash and Cash Equivalents  154,885        (362,376)
Cash and Cash Equivalents, Beginning of Period       455,658         491,122
Cash and Cash Equivalents, End of Period            $610,543        $128,746

See accompanying notes to unaudited consolidated financial statements.

                                 Lowe's Companies, Inc.
                   Notes to Unaudited Consolidated Financial Statements

Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of November 2, 2001 and October 27, 2000, and the results of operations and the cash flows for the nine months ended November 2, 2001 and October 27, 2000.

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 2, 2001. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: On May 25, 2001, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, shareholders received one additional share on June 29, 2001, for each share held as of the record date on June 8, 2001. The par value of the Company's common stock remained $0.50. All financial information presented, including per share data, has been adjusted to reflect the effect of the stock split.

Note 3: Diluted earnings per share are calculated on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and applicable convertible notes at the balance sheet date. The effect of the assumed conversion of certain of the Company's convertible notes has been excluded from the calculation of diluted earnings per share for the three and nine months ended November 2, 2001 because none of the conditions that permit conversion had been satisfied during the respective reporting periods. The calculations are detailed below (in thousands, except per share amounts):

                                                      Three Months Ended             Nine Months Ended
                                                    Nov. 2,        Oct. 27,        Nov. 2,        Oct. 27,
                                                     2001           2000            2001            2000
Net Earnings                                      $  250,497      $  202,293     $  804,860      $  669,041
Weighted average number of
     common shares outstanding                       773,351         765,681        771,145         765,382
Basic earnings per share                          $      .32      $      .26     $     1.04      $      .87

Net earnings                                      $  250,497      $  202,293     $  804,860      $  669,041
Tax-effected interest expense attributable to
    2.5% convertible notes (Note 8)                    2,428               -          6,872               -
Net earnings assuming dilution                    $  252,925      $  202,293     $  811,732      $  669,041
Weighted average number of
    common shares outstanding                        773,351         765,681        771,145         765,382
Effect of potentially dilutive securities:
     2.5% convertible notes (Note 8)                  16,530               -         15,743               -
     Employee stock options                            5,758           3,069          5,920           3,498
Weighted average number of
     Common shares assuming dilution                 795,639         768,750        792,808         768,880
Diluted earnings per share                        $      .32      $      .26     $     1.02      $      .87


Note  4:  Net interest expense is composed of the following (in thousands):
                                                 Three Months Ended          Nine Months Ended
                                                Nov. 2,      Oct. 27,       Nov 2,      Oct. 27,
                                                 2001          2000          2001         2000
Long-term debt                              $   45,588    $   32,698    $   136,204    $   83,971
Capitalized leases                               9,994        10,261         30,292        30,952
Short-term debt                                    905         1,848          3,884         5,900
Amortization of loan cost                          967           350          2,359           880
Short-term interest income                      (4,768)       (6,232)       (20,346)      (19,803)
Interest capitalized on
     construction in progress                   (9,267)      (10,904)       (25,034)      (21,642)

Net interest expense                        $   43,419    $   28,021    $   127,359    $   80,258


Note 5: Property is shown net of accumulated depreciation of $1.9 billion at November 2, 2001, $1.5 billion at October 27, 2000 and $1.6 billion at February 2, 2001.


Note 6:  Supplemental disclosures of cash flow information (in thousands):
                                                                 Nine Months Ended
                                                           Nov. 2, 2001        Oct. 27, 2000
Cash paid for interest (net of capitalized)                  $ 169,972            $ 122,964
Cash paid for income taxes                                     414,021              344,779

Non-cash investing and financing activities:
        Common stock issued to ESOP                             63,441                    -
        Fixed assets acquired under capital lease                9,666                    -



Note 7: In January 2001, the Board of Directors authorized the funding of the fiscal 2000 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first nine months of fiscal 2001, the Company issued a total of 1,946,884 shares, with a market value of $63.4 million, to fund the fiscal 2000 ESOP contribution.


Note 8: In October 2001, the Company issued $580.7 million aggregate principal of senior convertible notes at an issue price of $861.03 per note. Interest on the notes, at the rate of .8610% per year on the principal amount at maturity, is payable semiannually in arrears until October 19, 2006. After that date, the Company will not pay cash interest on the notes prior to maturity. Instead, on October 19, 2021 when the notes mature, a holder will receive $1,000 per note, representing a yield to maturity of 1%. Holders may convert their notes into 17.212 shares of the Company's common stock, subject to adjustment, only if (1) the sale price of the Company's common stock reaches specified thresholds, (2) the credit rating of the notes is below a specified level, (3) the notes are called for redemption, or (4) specified corporate transactions have occurred. Holders may require the Company to purchase all or a portion of their notes on October 19, 2003 or October 19, 2006, at a price of $861.03 per note plus accrued cash interest, if any, or on October 19, 2011, at a price of $905.06 per note.
The Company may choose to pay the purchase price of the notes in cash or common stock or a combination of cash and common stock. In addition, if a change in control of the Company occurs on or before October 19, 2006, each holder may require the Company to purchase for cash all or a portion of such holder's notes. The Company may redeem for cash all or a portion of the notes at any time on or after October 19, 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date.

In February 2001, the Company issued $1.005 billion aggregate principal of convertible notes at an issue price of $608.41 per note. Interest will not be paid on the notes prior to maturity on February 16, 2021 at which time the holders will receive $1,000 per note, representing a yield to maturity of 2.5%. Holders may convert their notes at any time on or before the maturity date, unless the notes have been purchased or redeemed previously, into 16.448 shares of the Company's common stock per note. Holders of the notes may require the Company to purchase all or a portion of their notes on February 16, 2004 at a price of $655.49 per note or on February 16, 2011 at a price of $780.01 per note. On either of these dates, the Company may choose to pay the purchase price of the notes in cash or common stock, or a combination of cash and common stock. In addition, if a change in control of the Company occurs on or before February 16, 2004, each holder may require the Company to purchase, for cash, all or a portion of their notes.


Note 9: On August 2, 2001, the Company completed a new $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring on August 2, 2006 and a $400 million 364-day tranche, expiring on August 1, 2002. Loans available under each facility include base rate loans, Euro-Dollar loans and money market loans. Each base rate loan bears interest on the outstanding principal amount and is payable quarterly in arrears. The base interest rate is the higher of the prime rate in effect or one-half of one percent above the federal funds rate. Each Euro-Dollar loan will bear an interest rate equal to the applicable margin plus the applicable adjusted London Interbank Offered Rate for such period. Money market loans shall bear interest on the outstanding principal at a rate per annum equal to the money market rate quoted by the bank making the loan. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of November 2, 2001, there were no outstanding loans under the facility.


Note 10: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $250.7 and $202.4 million, compared to net earnings of $250.5 and $202.3 million for the quarters ended November 2, 2001 and October 27, 2000, respectively. Total comprehensive income was $805.2 and $669.4 million, compared to net earnings of $804.9 and $669.0 for the nine months ended November 2, 2001 and October 27, 2000, respectively.

Note 11: In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for the Company for the fiscal year beginning February 2, 2002. In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 is effective for the Company for the fiscal year beginning February 1, 2003. Management does not believe that the adoption of these standards will have a material impact on the Company's financial statements.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion summarizes the significant factors affecting the Company's consolidated operating results and liquidity and capital resources during the quarter and nine months ended November 2, 2001. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's fiscal 2000 Form 10-K.

     On May 25, 2001, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, shareholders received one additional share on June 29, 2001 for each share held as of the record date on June 8, 2001. The par value of the Company's common stock remained $0.50.
All financial information presented, including per share data, has been adjusted to reflect the effects of the stock split.


OPERATIONS

     For the third quarter of fiscal 2001, sales increased 21% to $5.5 billion, comparable store sales for the quarter increased 4.0%, and net earnings rose 24% to $250.5 million compared to last year's third quarter results. Diluted earnings per share were $0.32 compared to $0.26 for the comparable quarter of last year. For the nine months ended November 2, 2001, sales increased 18% to $16.9 billion, comparable store sales increased 0.9%, and net earnings increased 20% to $804.9 million compared to the first nine months of fiscal year 2000. Diluted earnings per share for the first nine months of 2001 were $1.02, a 17% increase over the same period a year ago.

     The sales increase during the third quarter was primarily attributable to the addition of 15 million square feet of retail selling space relating to new and relocated stores since last year's third quarter and the increase in comparable store sales. Stabilization in lumber and building material prices as well as improved sales in appliances, paint, building materials, and flooring categories brought about the comparable store sales increase.

     Gross margin was 29.17% of sales for the quarter ended November 2, 2001 compared to 28.85% for last year's comparable quarter. Gross margin for the nine months ended November 2, 2001 was 28.49% versus 28.10% during the first nine months of 2000. The increase in gross margin percentage for the third quarter and the first nine months of 2001 is primarily due to higher margin rates, additional foreign sourcing and product mix improvements.

     Selling, general and administrative expenses (SG&A) were 17.84% of sales versus 17.97% in last year's third quarter. SG&A increased by 20% compared to the 21% increase in sales for the quarter. The leverage in SG&A was primarily attributable to expense control involving payroll and advertising costs. This was partially offset by an increase in employee benefits costs, primarily health care and incentive compensation, and bankcard expenses. During the first nine months of 2001, SG&A was 17.28% compared to 17.38% for the same period a year ago. SG&A increased 17.8% during the first nine months of 2001 compared to an 18.4% increase in sales for this same period. This leverage was primarily due to carefully controlling expenses, particularly store payroll costs.

     Store opening costs were $42.8 million for the quarter ended November 2, 2001 compared to $37.2 million last year. This represents costs associated with the opening of 39 stores during the current year's third quarter (35 new and 4 relocated) compared to 27 stores for the comparable period last year (24 new and 3 relocated). Charges in the current year's third quarter for future and prior openings were $11.5 million compared to $12.9 million in last year's third quarter. Store opening costs for the nine months ended November 2, 2001 were $107.0 million compared to $90.8 million last year. These costs were associated with the opening of 99 stores (88 new and 11 relocated) during the first nine months of 2001 compared to 63 stores (51 new and 12 relocated) in the first nine months of 2000. The Company's 2001 expansion plans are discussed under "Liquidity and Capital Resources" below.

     Depreciation was $134.1 million for the quarter ended November 2, 2001, and $377.7 million for the nine months then ended. This represents increases of 28% and 27% over last year's comparable periods, respectively. These increases were primarily due to an increase in the percentage of owned locations and an increase in the number of new store openings relating to the Company's ongoing expansion program.

     Interest expense increased from $28.0 and $80.3 million to $43.4 and $127.4 million for the quarter and nine months ended November 2, 2001, respectively. Interest has increased during the third quarter and first nine months of 2001 primarily due to interest expense relating to the issuance of $580.7 million aggregate principal of senior convertible notes in October 2001, $1.005 billion aggregate principal of convertible notes in February of 2001, and $500 million aggregate principal of 7.5% Notes issued in December
2000.   A reduction in the return on investments due to declining interest rates also contributed to the increase. The increase in interest expense was partially offset by an increase in interest capitalized on construction projects.

     The Company's effective income tax rate was 37.0% for the quarter and nine months ended November 2, 2001, compared to 36.8% for last year's third quarter and first nine months. The higher rate during 2001 is primarily related to expansion into states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity during the first nine months of 2001 were cash flows from operating activities and certain financing activities. Net cash provided by operating activities was $977.6 million for the nine months ended November 2, 2001 compared to $585.2 million for the first nine months of fiscal 2000. The $392.4 million increase in the current year resulted primarily from an increase in net earnings, the funding of the Company's ESOP with the issuance of common stock as compared to cash in the prior year and a decrease in the level of growth in inventories during the current year. The Company's working capital was $2.0 billion at November 2, 2001, compared to $1.2 billion at October 27, 2000 and $1.2 billion at February 2, 2001.

     The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $1,674.4 million for the nine months ended November 2, 2001, compared to $1,614.5 million for the first nine months of 2000. At November 2, 2001, the Company operated 734 stores in 42 states with 78.9 million square feet of retail selling space, a 23.7% increase over the selling space as of October 27, 2000.

     Cash flows provided by financing activities were $854.3 million for the nine months ended November 2, 2001, compared to $590.1 million for the nine months ended October 27, 2000. The major source of cash from financing activities during the first nine months of 2001 and 2000 involved long-term debt proceeds, partially offset by debt repayments and cash dividend payments.

     Property has increased as a result of the Company's plan to continue its expansion of retail sales floor square footage by entering new markets, increasing our market presence and by relocating smaller format stores to larger ones. The Company's 2001 capital budget is $2.7 billion, inclusive of approximately $286 million in operating or capital leases. Approximately 89% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2001 consist of approximately 115 stores (including the relocation of 14 smaller format stores). This planned expansion is expected to increase sales floor square footage by approximately 19%. Expansion in the third quarter of fiscal 2001 included 35 new stores and 4 relocations representing 4.4 million square feet of new incremental retail space. The Company also operates seven regional distribution centers. A regional distribution center is currently under construction in Cheyenne, Wyoming and construction is scheduled to begin on a distribution center in Northampton County, North Carolina during the fourth quarter of 2001.

     In October 2001, the Company issued $580.7 million aggregate principal of senior convertible notes at an issue price of $861.03 per note. Interest on the notes, at the rate of .8610% per year on the principal amount at maturity, is payable semiannually in arrears until October 19, 2006. After that date, the Company will not pay cash interest on the notes prior to maturity. Instead, on October 19, 2021, the maturity date of the notes, a holder will receive $1,000 per note, representing a yield to maturity of 1%. Holders may convert their notes into 17.212 shares of the Company's common stock, subject to adjustment, only if (1) the sale price of the Company's common stock reaches specified thresholds, (2) the credit rating of the notes is below a specified level, (3) the notes are called for redemption, or (4) specified corporate transactions have occurred. Holders may require the Company to purchase all or a portion of their notes on October 19, 2003 or October 19, 2006, at a price of $861.03 per note plus accrued cash interest, if any, or on October 19, 2011, at a price of $905.06 per note. The Company may choose to pay the purchase price of the notes in cash or common stock or a combination of cash and common stock. In addition, if a change in control of the Company occurs on or before October 19, 2006, each holder may require the Company to purchase for cash all or a portion of such holder's notes. The Company may redeem for cash all or a portion of the notes at any time on or after October 19, 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date.

     In February 2001, the Company issued $1.005 billion aggregate principal of convertible notes at an issue price of $608.41 per note. Interest will not be paid on the notes prior to maturity on February 16, 2021 at which time the holders will receive $1,000 per note, representing a yield to maturity of 2.5%. Holders may convert their notes at any time on or before the maturity date, unless the notes have been purchased or redeemed previously, into 16.448 shares of the Company's common stock per note. Holders of the notes may require the Company to purchase all or a portion of their notes on February 16, 2004 at a price of $655.49 per note or on February 16, 2011 at a price of $780.01 per note. On either of these dates, the Company may choose to pay the purchase price of the notes in cash or common stock, or a combination of cash and common stock. In addition, if a change in the control of the Company occurs on or before February 16, 2004, each holder may require the Company to purchase, for cash, all or a portion of their notes.

     On August 2, 2001, the Company completed a new $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring on August 2, 2006 and a $400 million 364-day tranche, expiring on August 1, 2002. Loans available under each facility include base rate loans, Euro-Dollar loans and money market loans. Each base rate loan bears interest on the outstanding principle amount and is payable quarterly in arrears. The base interest rate is the higher of the prime rate in effect or one-half of one percent above the federal funds rate. Each Euro-Dollar loan will bear an interest rate equal to the applicable margin plus the applicable adjusted London Interbank Offered Rate for such period. Money market loans shall bear interest on the outstanding principal at a rate per annum equal to the money market rate quoted by the bank making the loan. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of November 2, 2001, there were no outstanding loans under the facility.

     The Company believes that funds from operations, debt issuances, leases and existing credit agreements will be adequate to finance the 2001 expansion plan and other operating requirements.


MARKET RISK

     As discussed in the annual report to shareholders for the year ended February 2, 2001, the Company's major market risk exposure is the potential loss relating to changing interest rates and this impact on long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The Company's market risk has not changed materially since February 2, 2001 with the exception of new debt issued during 2001.


NEW ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for the Company for the fiscal year beginning February 2, 2002. In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 is effective for the Company for the fiscal year beginning February 1, 2003. Management does not believe that the adoption of these standards will have a material impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

     This news release includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that comments reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Possible risks and uncertainties regarding these statements include, but are not limited to, the direction of general economic trends, as the Company expands into major metropolitan markets, the availability of real estate for expansion and its successful development may lengthen the timelines for store openings, the availability of sufficient labor to facilitate growth, fluctuations in prices and availability of product, unanticipated increases in competition and weather conditions that affect sales.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of November 2, 2001 and October 27, 2000, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods ended November 2, 2001 and October 27, 2000 and consolidated statements of cash flows for the nine-months ended November 2, 2001 and October 27, 2000. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
November 14, 2001

Part II - OTHER INFORMATION


Item 6 (b) - Reports on Form 8-K

A report was filed on October 25, 2001 by the registrant.  Therein under item 7, the Company filed certain exhibits in connection with the registrant's offering, and sale on October 19, 2001, of $580,700,000 aggregate principal amount at maturity of Senior Convertible Notes due October 19, 2021 pursuant to its Shelf Registration Statement on Form S-3 (File No. 333-55252).



SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LOWE'S COMPANIES, INC.





  December 14, 2001                    /s/  Kenneth W. Black, Jr.
       Date                                 Kenneth W. Black, Jr.
                            Senior Vice President and Chief Accounting Officer