Form 10-K
period 2002-02-01
LOWES COMPANIES INC
filed 2002-04-26
CIK 60667

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended February 1, 2002
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

                                           Name of Each Exchange on
        Title of Each Class                Which Registered
        Common Stock $.50 Par Value        New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 1, 2002, based on a closing price of $43.23 per share, was $30,069,758,953.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class:  COMMON STOCK, $.50 PAR VALUE, Outstanding at April 1, 2002:
       776,775,934 shares.

                   Documents Incorporated by Reference
Annual Report to Security Holders for fiscal year ended February 1, 2002:
Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended February 1, 2002 is not to be deemed filed as part of this report. Proxy Statement for the 2001 Annual Meeting which will be filed within 120 days after February 1, 2002: Part III.



                                    Part I

Item 1 - Business

General

     Lowe's Companies, Inc. (the Company or Lowe's) is the second largest retailer of home improvement products in the world, with a specific emphasis on retail do-it-yourself (DIY) and commercial business customers. Lowe's specializes in offering products and services for home improvement, home decor, home maintenance, home repair and remodeling, and maintenance of commercial buildings. As of February 1, 2002, Lowe's operated 744 stores in 42 states, with approximately 80.7 million square feet of retail selling space.

     Lowe's was incorporated in North Carolina in 1952 and has been a publicly held company since 1961. Lowe's common stock is listed on the New York
Stock Exchange, with shares trading under the ticker symbol "LOW." Lowe's general offices are located in Wilkesboro, North Carolina.

     Lowe's has one reportable industry segment - the operation of home improvement retail stores. See Item 6 "Selected Financial Data" for the historical data of revenues, profits and identifiable assets of the Company.

Store Expansion

     Lowe's is continuing to maintain an aggressive growth strategy. Lowe's current prototype store has a 121,000 square foot sales floor with an attached lawn and garden center comprising approximately 30,000 additional square feet. Lowe's 2002 expansion plan calls for opening approximately 123 stores (including the relocation of approximately 8 smaller format stores). The Company is focusing much of its future expansion on metro markets with populations of 500,000 or more. Stores in these larger markets made up approximately 65% of the total expansion in 2001 and will comprise a similar percentage of growth in 2002. The following table illustrates the growth of the Company over the last three years.

                                         2001     2000     1999

  Number of stores, beginning of year     650      576      520
  New stores opened                       101       80       60
  Relocated stores opened                  14       20       31
  Stores closed (including relocated
     stores)                              (21)     (26)     (35)

  Number of stores, end of year           744      650      576

Customer Service

     Lowe's serves both retail and commercial business customers. Retail customers are primarily do-it-yourself homeowners and others buying for personal and family use. Commercial business customers include repair and remodeling contractors, electricians, landscapers, painters, plumbers and commercial and residential building maintenance professionals. Each Lowe's store caters to these customers by combining the merchandise, sales and service of: a home fashions and interior design center; a lawn and garden center; an appliance dealer; a hard goods discounter; a hardware store; an air conditioning, heating, plumbing and electrical supply center; and a building materials supplier.

     Lowe's offers two proprietary credit cards - one for individual retail customers and the other for commercial business customers. Lowe's commercial business customers can also make purchases on credit by using Lowe's in-house accounts. In addition, Lowe's accepts Visa, MasterCard, Discover and American Express credit cards.

Products

     A typical Lowe's home improvement warehouse stocks more than 40,000 items, with hundreds of thousands of items available through our special order system. Each store carries a wide selection of nationally advertised brand name merchandise. The Company's merchandise selection supplies both the DIY retail and commercial business customer with items needed to complete home improvement, repair, maintenance or construction projects. See Note 15 on page 38 of the Annual Report to Security Holders for fiscal year ended February 1, 2002 for the table illustrating sales by product category for each of the last three fiscal years.

     Excluding special order vendors, the Company sources its products from approximately 7,000 merchandise vendors worldwide, with no single vendor accounting for more than 4% of total purchases. The Company is not dependent upon any single vendor. To the extent possible, the Company utilizes its Global Sourcing Division to purchase directly from foreign manufacturers and avoid third party importers. Management believes that alternative and competitive suppliers are available for virtually all its products, further increasing opportunities for product quality and operating margins. Lowe's has begun to cultivate and execute vendor alliance partnerships with key vendor partners in an effort to enhance our market share where such partnerships are advantageous to the customer, Lowe's and the vendors.

     In order to maintain appropriate inventory levels in stores and to improve distribution efficiencies, the Company operates seven highly automated regional distribution centers (RDC's). The current RDC's are strategically located in North Carolina, Georgia, Indiana, Pennsylvania, Texas, California and Ohio. Each Lowe's store is served by one of these RDC's. The Company also operates nine smaller support facilities in order to distribute merchandise that requires special handling due to size or type of packaging, such as lumber, various imports and building materials. Approximately 50% of the merchandise purchased by the Company is shipped through its distribution facilities, while the remaining portion is shipped directly to stores from vendors. Regional distribution centers are currently under construction in Cheyenne, Wyoming, and in Northampton County, North Carolina.

Marketing

     The Company reaches target customers through a mixture of television, radio, direct mail, newspaper, event sponsorships, and in-store programs.
Each marketing initiative is based on understanding current and prospective customers. The Company has a strategic alliance with the HGTV network that allows it to utilize a substantial portion of the commercial airtime in which only the Company's and its vendors' commercials are aired. This is one of a half dozen media partnership programs which the Company employs in an effort to build the image and equity of the Lowe's brand, while complementing the core media and marketing programs. Additionally, the Company hosts customer hospitality events through its Team 48 NASCAR sponsorship, supports the wide-ranging activities of Lowe's Home Safety Council, and utilizes its proprietary credit programs to drive customer traffic and purchases.

     In 2001, the Company continued to introduce or redefine programs to respond to the changing needs and lifestyles of targeted customers. Primary to this effort is the Company's initiative to serve commercial business customers. The Company has responded to the special needs of this customer group by carrying more professional brands, increasing in-stock quantities for bigger jobs and testing various marketing approaches in an effort to win the loyalty of commercial customers. The Company continues to emphasize installed sales and currently has thirty product categories available where customers can have installation arranged through Lowe's stores. In addition, kiosks are available in departments such as appliances, home decor/flooring, electrical/lighting, millwork, hardware, seasonal, plumbing and tools for our customer's special product ordering. Some of these kiosks are technology based and some are literature based, but all facilitate the ability of the customer to special order to fit their home improvement needs.


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

     Lowe's is the second largest retailer of home improvement products in the world. Due to the large number and variety of competitors, management is unable to precisely measure the Company's market share in its existing market areas. However, Lowe's defines the market segments that it serves as DIY, appliances, lawn & garden, home decor, repair/remodeling, specialty trade contractor, and property management. This total market is estimated to be $400 billion of which Lowe's share is estimated to be approximately 6% as of February 1, 2002.

Information Systems

     The Company is continuously assessing and upgrading its information systems in an effort to support growth, to control costs, and to enable better decision-making. During the last six years, the Company has made a substantial investment in developing and purchasing new computer systems. Lowe's has a point of sale system, electronic bar code scanning system, various design systems and dual UNIX Servers in each of its stores. Store information is communicated to the support center's central computer via a terrestrial based (frame relay) network with back up being provided by a satellite based wide area network. These systems provide customer checkout with automated credit card approval and also provide store-based perpetual inventory information. In addition, the systems also provide labor planning and item movement experience. These computers supply the general office functions with the information needed to support the stores, including centralized inventory replenishment.

Employees

     As of February 1, 2002, the Company employed approximately 87,000 full-time and 21,000 part-time employees, none of which are covered by any collective bargaining agreements. Management considers its relations with its employees to be good.


Item 2 - Properties

     At February 1, 2002, the Company operated 744 stores with a total of 80.7 million square feet of selling space. The current prototype large store is a 121,000 square foot sales floor with a lawn and garden center comprising approximately 30,000 additional square feet. Of the total stores operating at February 1, 2002, approximately 70% of the facilities are owned, with the remainder being leased. Approximately 45% of these leases are capital leases. The Company also owns and operates seven regional distribution centers and nine smaller support facilities, four of which are reload centers for lumber and building commodities. The Company's general offices are located in Wilkesboro, North Carolina and occupy several buildings, the majority of which are owned.





Item 3 - Legal Proceedings

     The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered material to the Company.


Item 4 - 	Submission of Matters to a Vote of Security Holders

         Not applicable.



EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2002.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

        Name             Age                        Title

Robert L. Tillman        58         Chairman of the Board since 1998 and Chief
                                    Executive Officer since 1996.

Theresa A. Anderson      44         Senior Vice President, Merchandising Sales
                                    and Service since 2001; Senior Vice
                                    President, Operations & Merchandising
                                    Support, 2000 - 2001; Vice President,
                                    Store Support, 1999 - 2000; Vice
                                    President, Merchandising, 1998 - 1999;
                                    Divisional Merchandising Manager, 1996 -
                                    1998.

Kenneth W. Black, Jr.    42         Senior Vice President and Chief Accounting
                                    Officer since 1999; Vice President and
                                    Corporate Controller, 1997 - 1999;
                                    Controller, 1996 - 1997.

Gregory M. Bridgeford    47         Senior Vice President, Business
                                    Development since 1999; Senior Vice
                                    President, Marketing, 1998 - 1999; Senior
                                    Vice President and General Merchandise
                                    Manager, 1996 - 1998.

Michael K. Brown         38         Senior Vice President, Store Operations -
                                    Western Division since 2001; Vice
                                    President, Specialty Sales, 1999 - 2001;
                                    Regional Vice President, Northeast
                                    Division, 1998 - 1999; Merchandising Vice
                                    President, Lawn and Garden, Bag
                                    Goods/Chemicals and Outdoor Power
                                    Equipment, 1996 - 1998.

Charles W. Canter, Jr.   51         Senior Vice President, Store Operations -
                                    Northern Division since 1999; Senior Vice
                                    President and General Merchandise Manager,
                                    Building Materials, 1998 - 1999; Vice
                                    President, Merchandising - Millwork, 1998;
                                    Regional Vice President, Store Operations,
                                    1993 - 1998.

Robert J. Gfeller, Jr.   40         Senior Vice President, Marketing and
                                    Advertising since 2000; Vice President,
                                    Marketing, 1999 - 2000; Coca-Cola USA
                                    Corp., 1996 - 1999; Nabisco Co.-Planters
                                    Co. Division, 1994 - 1996.

Stephen A. Hellrung      54         Senior Vice President, General Counsel and
                                    Secretary since 1999; The Pillsbury
                                    Company, 1997 - 1998; Bausch & Lomb,
                                    Incorporated, 1982 - 1997.

A. Lee Herring           48         Senior Vice President, Distribution since
                                    2001; Senior Vice President, Logistics,
                                    1996 - 2001.

Perry G. Jennings        44         Senior Vice President, Human Resources
                                    since 1999, Vice President, Operations and
                                    Merchandising Support, 1998; Director,
                                    Merchandising Support and Administration,
                                    1996 - 1997.

John L. Kasberger        56         Senior Vice President and General
                                    Merchandising Manager, Hardlines since
                                    2001; Vice President, Merchandising -
                                    Appliances/Kitchens, 2000; Vice President,
                                    Internet Merchandising, 1999; Vice
                                    President, Merchandising - Appliances,
                                    1998 - 1999; Divisional Merchandise
                                    Manager, 1992 - 1998.

John R. Manna            44         Vice President and Corporate Controller
                                    since 2000, Assistant Controller, 1999 -
                                    2000; Director of Corporate Accounting
                                    1996 - 1999.

Michael K. Menser        48         Senior Vice President and General
                                    Merchandising Manager, Home Decor since
                                    1998; Vice President, Logistics, 1996 -
                                    1998.

Robert A. Niblock        39         Executive Vice President since 2001, and
                                    Chief Financial Officer since 2000; Senior
                                    Vice President, Finance, 1999 - 2000; Vice
                                    President and Treasurer, 1997 - 1998;
                                    Senior Director, Taxation, 1996 - 1997.

Dale C. Pond             56         Executive Vice President, Merchandising
                                    since 2001; Executive Vice President,
                                    Chief Merchandising Officer, 2000 - 2001;
                                    Executive Vice President, Merchandising
                                    and Marketing, 1998 - 2000; Senior Vice
                                    President, Marketing, 1993 - 1998.

David E. Shelton         55         Senior Vice President, Real
                                    Estate/Engineering and Construction since
                                    1997; Vice President, Store Operations,
                                    1995 - 1997.

John David Steed         50         Senior Vice President and General
                                    Merchandising Manager, Building Products since 2001; Vice President, Merchandising
                                    - Western Division, 1999 - 2001; Vice
                                    President, Merchandising - Fashion
                                    Plumbing/Electrical, 1998 - 1999;
                                    Divisional Merchandise Manager -
                                    Electrical, 1995 - 1997.

Larry D. Stone           50         Executive Vice President, Store Operations
                                    since 2001; Executive Vice President and
                                    Chief Operating Officer, 1997 - 2001;
                                    Executive Vice President, Store
                                    Operations, 1996 - 1997.

William C. Warden, Jr.   49         Executive Vice President, Administration
                                    since 2001; Executive Vice President and
                                    Chief Administrative Officer, 1999 - 2001;
                                    Executive Vice President, General Counsel,
                                    Chief Administrative Officer and
                                    Secretary, 1996 - 1999.

Gregory J. Wessling      50         Senior Vice President, Store Operations -
                                    Southern Division since 1999; Senior Vice
                                    President, Store Operations - Eastern
                                    Division, 1998 - 1999; Senior Vice
                                    President and General Merchandise Manager,
                                    1996 - 1998.

Thomas E. Whiddon        49         Executive Vice President, Logistics and
                                    Technology since 2000; Executive Vice
                                    President and Chief Financial Officer,
                                    1996 - 2000.


                                    Part II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

     Lowe's common stock is traded on the New York Stock Exchange, Inc.
(NYSE). The ticker symbol for Lowe's is LOW. As of February 1, 2002, there were 19,277 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 40 of the Annual Report to Security Holders for fiscal year ended February 1, 2002 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape, and the dividends per share declared on the common stock during such periods.


Item 6 - Selected Financial Data

     See page 41 of the Annual Report to Security Holders for the fiscal year ended February 1, 2002.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 24 and "Disclosure Regarding Forward-Looking Statements" on page 19 of the Annual Report to Security Holders for the fiscal year ended February 1, 2002.


Item 7a - Quantitative and Qualitative Disclosures about Market Risk

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" beginning on page 20 of the Annual Report to Security Holders for the fiscal year ended February 1, 2002.

Item 8 - Financial Statements and Supplementary Data

     See the "Independent Auditors' Report" of Deloitte & Touche LLP on page 18 and the financial statements and notes thereto on pages 25 through 38, and the "Selected Quarterly Data" on page 41 of the Annual Report to Security Holders for the fiscal year ended February 1, 2002.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.



                                  Part III

Item 10 - Directors and Executive Officers of the Registrant

     See "Election of Directors", "Information Concerning the Nominees," and "Information Concerning Continuing Directors" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 1, 2002.


Item 11 - Executive Compensation

     See "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 1, 2002. Information included under the captions "Report of the Compensation and Organization Committee" and "Performance Graph" is not incorporated by reference herein.


Item 12 - Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters

     See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in the definitive Proxy Statement, which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 1, 2002.


Item 13 - Certain Relationships and Related Transactions

     See "Information about the Board of Directors and Committees of the Board" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 1, 2002.








                                       Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a)   1.   Financial Statements
            See the following items and page numbers appearing in the Annual
            Report to Security Holders for the fiscal year ended February 1, 2002:

                                                                       Page(s)
            Independent Auditors' Report                                 18

            Consolidated Statements of Earnings for each of the three
            fiscal years in the period ended February 1, 2002            25

            Consolidated Balance Sheets at February 1, 2002
            and February 2, 2001                                         26

            Consolidated Statements of Shareholders' Equity for each
            of the three fiscal years in the period ended February
            1, 2002                                                      27

            Consolidated Statements of Cash Flows for each of the
            three fiscal years in the period ended February 1, 2002      28

            Notes to Consolidated Financial Statements for each of
            the three fiscal years in the period ended February 1,
            2002                                                      29-38


     2.     Financial Statement Schedules

            Schedules are omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

     3.     Exhibits

    (3.1) Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 14, 2001 and incorporated by reference herein).

    (3.2) Bylaws, as amended (filed as Exhibit 3.2 to the Company's Form 10-K dated April 13, 2001 and amended on July 12, 2001 and incorporated by reference herein).

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

    (10.1) Lowe's Companies, Inc., 1989 Non-Employee Directors' Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement dated June 9, 1989 and incorporated by reference herein).

    (10.2)  Lowe's Companies, Inc., 1990 Benefit Restoration Plan (filed as
            Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended January 31, 1991, and incorporated by reference herein).

    (10.3) Lowe's Companies, Inc., Directors' Deferred Compensation Plan, effective July 1, 1994 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

    (10.4) Lowe's Companies, Inc. Director's Stock Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54497) and incorporated by reference herein).

    (10.5) Lowe's Companies, Inc. 1994 Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54499) and incorporated by reference herein).

    (10.6) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 9, 1994 (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

    (10.7) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated September 17, 1998 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

    (10.8) Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 4, 1998 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

    (10.9) Lowe's Companies, Inc. 1997 Incentive Plan (filed on the Company's Form S-8 dated August 29, 1997 (No. 333-34631) and incorporated by reference herein).

   (10.10) Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.11) Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.12) Lowe's/Eagle Stock Option Plan (filed as Exhibit 4.2 on the Company's Form S-8 filed April 7, 1999 (No. 333-75793) and incorporated by reference herein).

   (10.13) Lowe's Companies, Inc. Directors' Stock Option Plan (filed on the Company's Form S-8 dated October 21, 1999 (No. 333-89471) and incorporated by reference herein).

   (10.14) Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone (filed on the Company's Form S-8 dated May 2, 2000 (No. 333-36096) and incorporated by reference herein).

   (10.15) Lowe's Companies, Inc. 2001 Incentive Plan (filed on the Company's Form S-8 Dated November 15, 2001 (No. 333-73408) and incorporated by reference herein).

   (10.16) Indenture dated April 15, 1992 between the Company and Bank One, N.A., Successor Trustee to Chemical Bank, as Trustee (filed as
            Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-47269) and incorporated by reference herein).

   (10.17) Amended and Restated Indenture, dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

   (10.18) First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture dated as of December 1, 1995 between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K dated April 19, 1999, and incorporated by reference herein).

   (10.19) Second Supplemental Indenture, dated as of October 19, 2001, to the Amended and Restated Indenture dated as of December 1, 1995 between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

   (10.20) Indenture between the Company and The Bank of New York, dated as of February 16, 2001 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

   (10.21) Form of the Company's 6 3/8 % Senior Note due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

   (10.22) Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 on Form 8-K dated February 20, 1998, and incorporated by reference herein).

   (10.23) Form of the Company's 6 1/2% Debenture due March 15, 2029 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

   (10.24)  Form of the Company's 8 1/4% Notes due June 1, 2010 (filed as
            Exhibit 4.2 on Form 8-K dated June 8, 2000, and incorporated by reference herein).

   (10.25)  Form of the Company's 7 1/2% Notes due December 15, 2005 (filed as
            Exhibit 4.2 on Form 8-K dated December 20, 2000, and incorporated by reference herein).

   (10.26) Form of the Company's 2.5% Liquid Yield Option Notes due February 16, 2021 (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

   (10.27) Form of the Company's Senior Convertible Notes due October 19, 2021 (filed as Exhibit 4.2 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

   (10.28) Form of the Company's Management Continuity Agreement for Senior Officers.

   (10.29) Form of the Company's Management Continuity Agreement for Executive Officers.

   (13) Portions of the Annual Report to Security Holders for fiscal year ended February 1, 2002.

   (18) Letter Regarding Change in Accounting Method Dated November 10, 1999 (filed as Exhibit 18 to the Company's Form 10-Q dated December 13, 1999 and incorporated by reference herein).

   (21)     List of Subsidiaries.

   (23)     Consent of Deloitte & Touche LLP


  b)  Reports on Form 8-K

      A report on Form 8-K was filed on October 25, 2001 by the registrant. Therein under Item 7, the Company filed certain exhibits in connection with the registrant's offering and sale on October 19, 2001, of $580,700,000 aggregate principal amount at maturity of Senior Convertible Notes pursuant to its Shelf Registration Statement on Form S-3 (File No. 333-55252).



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Lowe's Companies, Inc.


   April 5, 2002                             By:  /s/ Robert A. Niblock
      Date                                            Robert A. Niblock
                                                  Executive Vice President
                                                 and Chief Financial Officer

   April 5, 2002                             By:  /s/ Kenneth W. Black, Jr.
      Date                                            Kenneth W. Black, Jr.
                                                    Senior Vice President and
                                                     Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Robert A. Niblock, Kenneth W. Black, Jr. and Stephen A. Hellrung, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.


 /s/Robert L. Tillman     Chairman of the Board of Directors,    April 5, 2002
    Robert L. Tillman    Chief Executive Officer and Director        Date

 /s/ Leonard L. Berry               Director                     April 5, 2002
     Leonard L. Berry                                                Date

 /s/Peter C. Browning               Director                     April 5, 2002
    Peter C. Browning                                                Date

 /s/Paul Fulton                     Director                     April 5, 2002
    Paul Fulton                                                      Date

 /s/Dawn E. Hudson                  Director                     April 5, 2002
    Dawn E. Hudson                                                   Date

 /s/Robert A. Ingram                Director                     April 5, 2002
    Robert A. Ingram                                                 Date

 /s/ Kenneth D. Lewis               Director                     April 5, 2002
     Kenneth D. Lewis                                                Date

 /s/ Richard K. Lochridge           Director                     April 5, 2002
     Richard K. Lochridge                                            Date

 /s/ Claudine Malone                Director                     April 5, 2002
     Claudine Malone                                                 Date

 /s/ Thomas D. O'Malley             Director                     April 5, 2002
     Thomas D. O'Malley                                              Date

 /s/Robert G. Schwartz              Director                    April 5, 2002
    Robert G. Schwartz                                               Date