Form 10-Q
period 2002-05-03
LOWES COMPANIES INC
filed 2002-06-13
CIK 60667

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2002 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at May 31, 2002
Common Stock, $.50 par value                               778,245,221




                                     16
                                 TOTAL PAGES

                                    -2-



                            LOWE'S COMPANIES, INC.


                                 - INDEX -


                                                                      Page No.
PART I - Financial Information:

Consolidated Balance Sheets - May 3, 2002 (Unaudited),
May 4, 2001 (Unaudited) and February 1, 2002                               3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three months
ended May 3, 2002 and May 4, 2001                                          4

Consolidated Statements of Cash Flows (Unaudited) -
three months ended May 3, 2002 and May 4, 2001                             5

Notes to Unaudited Consolidated Financial Statements                     6-8

Management's Discussion and Analysis of
Financial Condition and Results of Operations                           9-14

Independent Accountants' Report                                           15



PART II - Other Information                                              16

Item 6 (b) - Reports on Form 8-K

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                        (Unaudited) (Unaudited)
                                           May 3,      May 4,      February 1,
                                           2002         2001          2002
Assets

  Current assets:
  Cash and cash equivalents            $1,475,579     $999,953       $798,839
  Short-term investments                   48,271       38,173         54,389
  Accounts receivable - net               192,567      196,529        165,578
  Merchandise inventory                 4,360,056    3,917,667      3,610,776
  Deferred income taxes                    97,543       95,006         92,504
  Other assets                            267,078      197,532        198,306

  Total current assets                  6,441,094    5,444,860      4,920,392

  Property, less
    accumulated depreciation            8,991,813    7,421,342      8,653,439
  Long-term investments                    19,170       32,141         21,660
  Other assets                            158,463      123,405        140,728

  Total assets                        $15,610,540  $13,021,748    $13,736,219

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                  $100,000      $100,000      $100,000
  Current maturities
    of long-term debt                      59,790        37,635        59,259
  Accounts payable                      2,740,446     2,449,287     1,714,776
  Employee retirement plans               136,171        88,920       126,339
  Accrued salaries and wages              175,326       179,594       220,885
  Other current liabilities             1,285,763       841,854       795,571

  Total current liabilities             4,497,496     3,697,290     3,016,830

  Long-term debt, excluding
    current maturities                  3,735,651     3,291,823     3,734,011
  Deferred income taxes                   313,567       261,580       304,697
  Other long-term liabilities               6,734         3,193         6,239

  Total liabilities                     8,553,448     7,253,886     7,061,777

  Shareholders' equity
  Preferred stock - $5 par value,
       none issued                              -             -             -
  Common stock - $.50 par value;
       Issued and Outstanding
          May 3, 2002     777,301
          May 4, 2001     769,744
     February 1, 2002     775,714          388,650       384,872      387,857
  Capital in excess of par               1,855,904     1,654,004    1,804,161
  Retained earnings                      4,812,001     3,730,174    4,481,734
  Unearned compensation-
    restricted stock awards                   -          (1,666)         -
  Accumulated other
    comprehensive income (loss)                537           478          690

  Total shareholders' equity             7,057,092     5,767,862    6,674,442

  Total liabilities and
    shareholders' equity               $15,610,540   $13,021,748  $13,736,219


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Thousands, Except Per Share Data

                                                Three Months Ended
                                       May 3, 2002           May 4, 2001
Current Earnings                      Amount    Percent     Amount    Percent
Net sales                           $6,470,597   100.00   $5,276,365   100.00

Cost of sales                        4,547,875    70.29    3,782,836    71.69

Gross margin                         1,922,722    29.71    1,493,529    28.31

Expenses:

Selling, general
    and administrative               1,141,096    17.64      939,745    17.81

Store opening costs                     36,916     0.57       35,792     0.68

Depreciation                           145,305     2.24      119,078     2.26

Interest                                46,991     0.73       41,326     0.78

Total expenses                       1,370,308    21.18    1,135,941    21.53

Pre-tax earnings                       552,414     8.53      357,588     6.78

Income tax provision                   206,603     3.19      132,308     2.51

Net earnings                          $345,811     5.34     $225,280     4.27


Shares outstanding - Basic             776,513               768,418

Basic earnings per share                 $0.45                 $0.29

Shares outstanding - Diluted           798,092               787,510

Diluted earnings per share               $0.44                 $0.29


Retained Earnings
Balance at beginning
    of period                       $4,481,734            $3,518,356
Net earnings                           345,811               225,280
Cash dividends                         (15,544)              (13,462)
Balance at end
    of period                       $4,812,001            $3,730,174


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Thousands

                                                   For the Three Months Ended
                                                       May 3,         May 4,
Periods Ended On                                       2002           2001
Cash Flows From Operating Activities:
  Net Earnings                                       $345,811       $225,280
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation & Amortization                       149,929        119,495
    Deferred Income Taxes                               3,920         (3,845)
    Loss on Disposition/Writedown
     of Fixed and Other Assets                          9,000         13,614
    Tax Effect of Stock Options Exercised               6,269         15,463
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                        (26,989)       (35,544)
     Merchandise Inventory                           (749,280)      (632,297)
     Other Operating Assets                           (68,764)       (36,034)
     Accounts Payable                               1,025,760        734,917
     Employee Retirement Plans                         32,554         29,122
     Other Operating Liabilities                      445,128        193,065
Net Cash Provided by Operating Activities           1,173,248        623,236

Cash Flows from Investing Activities:
Decrease (Increase) in Investment Assets:
  Short-Term Investments                               10,441        (21,723)
  Purchases of Long-Term Investments                   (2,068)          (990)
Increase in Other Long-Term Assets                     (8,998)        (6,686)
Fixed Assets Acquired                                (501,193)      (511,842)
Proceeds from the Sale of Fixed
   and Other Long-Term Assets                           4,024          7,140
Net Cash Used in Investing Activities                (497,794)      (534,101)

Cash Flows from Financing Activities:
  Net (Decrease) in Short-Term Borrowings                 -         (149,829)
  Long-Term Debt Borrowings                               -          601,066
  Repayment of Long-Term Debt                          (6,707)       (12,034)
  Proceeds from Stock Options Exercised                23,537         29,419
  Cash Dividend Payments                              (15,544)       (13,462)
  Net Cash Provided by Financing Activities             1,286        455,160

Net Increase in Cash and Cash Equivalents             676,740         544,295
Cash and Cash Equivalents, Beginning of Period        798,839         455,658
Cash and Cash Equivalents, End of Period           $1,475,579        $999,953

See accompanying notes to unaudited consolidated financial statements.

                             Lowe's Companies, Inc.
             Notes to Consolidated Financial Statements (Unaudited)


Note 1: The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of May 3, 2002, and the results of operations and the cash flows for the three months ended May 3, 2002 and May 4, 2001.

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 1, 2002. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: On May 25, 2001, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, shareholders received one additional share on June 29, 2001 for each share held as of the record date on June 8, 2001. The par value of the Company's common stock remained $0.50. All related financial information presented, including per share data, reflects the effects of the stock split.

Note 3: The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Note 4: The Company recognizes revenues when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided in the period that the related sales are recorded.

Note 5: Basic earnings per share (EPS) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted earnings per share for the three months ended May 3, 2002 because none of the conditions that would permit conversion had been satisfied during the period. The calculation does include the effect of the assumed conversion of the $1.005 billion convertible notes issued in February 2001. The table below illustrates the calculation of both basic and diluted EPS (in thousands, except per share data):

                                                  Three Months Ended
                                                 May 3,         May 4,
                                                 2002           2001
Basic Earnings per Share:

Net Earnings                                 $  345,811     $  225,280
Weighted Average Shares Outstanding             776,513        768,418
Basic earnings per share                     $      .45     $      .29

Diluted Earnings per Share:

Net Earnings                                 $  345,811     $  225,280
Net Earnings Adjustment for Interest on
     Convertible Debt Net of Tax                  2,567          2,032
Net Earnings, as Adjusted                    $  348,938     $  227,312

Weighted Average Shares Outstanding             776,513        768,418
Dilutive Effect of Stock Options                  5,049          4,923
Dilutive Effect of Convertible Debt              16,530         14,169
Weighted Average Shares, as Adjusted            798,092        787,510
Diluted Earnings per Share                   $      .44     $      .29


Note  6:  Net interest expense is composed of the following (in thousands):

                                                   Three Months Ended
                                                  May 3,          May 4,
                                                  2002            2001
Long-term debt                               $   46,544      $   45,070
Capitalized leases                               10,248          10,335
Short-term debt                                     550           1,844
Amortization of Original Issue
     Discount and Loan Costs                        818             668
Short-term interest income                       (4,226)         (8,296)
Interest capitalized on
     Construction in progress                    (6,943)         (8,295)

Net interest expense                         $   46,991      $   41,326



Note 7: Property is shown net of accumulated depreciation of $2.1 billion at May 3, 2002, $1.7 billion at May 4, 2001 and $2.0 billion at February 1, 2002.

Note 8:  Supplemental disclosures of cash flow information (in thousands):

                                                      Three Months Ended
                                                May 3, 2002        May 4, 2001
Cash paid for interest (net of capitalized)      $ 56,202           $ 55,123
Cash paid for income taxes                          6,370              7,030

Non-cash investing and financing activities:
    Common stock issued to ESOP                    22,722             15,858
    Fixed assets acquired under capital lease       4,254                  -


Note 9: In January 2002, the Board of Directors authorized the funding of the fiscal 2001 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first quarter of fiscal 2002, the Company issued a total of 520,228 shares, with a market value of $22.7 million.

Note 10: Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities was $345.7 and $225.3 million, compared to net earnings of $345.8 and $225.3 million for the three months ended May 3, 2002 and May 4, 2001, respectively.

Note 11: In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was effective for the Company for the fiscal year beginning February 2, 2002. The adoption of this standard did not have a material impact on the Company's financial statements. In June 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 is effective for the Company for the fiscal year beginning February 1, 2003. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       This discussion summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the quarter ended May 3, 2002. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's fiscal 2001 Form 10-K.

        On May 25, 2001, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, shareholders received one additional share on June 29, 2001 for each share held as of the record date on June 8, 2001. The par value of the Company's common stock remained $0.50. All related financial information presented, including per share data, reflects the effects of the stock split.


ACCOUNTING POLICIES AND ESTIMATES

       The following discussion and analysis of the results of operations and financial condition are based on the Company's financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

       The Company's significant accounting polices are described in Note 1 to the consolidated financial statements presented in the annual report to shareholders' filed as a part of the Company's fiscal 2001 Form 10-K. Management believes that the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

       The Company records an inventory reserve for the loss associated with selling discontinued inventories at below cost. This reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves. The Company also records an inventory reserve for the estimated shrinkage between physical inventories. This reserve is based primarily on actual shrink results from previous physical inventories. Changes in actual shrink results from completed physical inventories could result in revisions to previously estimated shrink expense. Management believes it has sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.

       The Company is self-insured for certain losses relating to worker's compensation, automobile, general and product liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.


OPERATIONS

       For the first quarter of fiscal 2002, sales increased 22.6% to $6.5 billion, comparable store sales for the quarter increased 7.5%, and net earnings rose 53.5% to $345.8 million compared to last year's first quarter results. Diluted earnings per share were $.44 compared to $.29 for the comparable quarter of last year.

       The sales increase during the first quarter was primarily attributable to the addition of 14 million square feet of retail selling space relating to new and relocated stores since last year's first quarter and the increase in comparable store sales. The Company experienced wide-spread strength in sales across most product categories which contributed significantly to the comparable store sales increase during the quarter. Product categories showing the strongest performance included flooring, paint, fashion plumbing, outdoor power equipment, windows and walls and home organization.

       Gross margin was 29.71% of sales for the quarter ended May 3, 2002 compared to 28.31% for last year's comparable quarter. The increase in margin rate for the first quarter of 2002 is primarily due to higher margin rates, product mix shifts and improved shrinkage results.

       Selling, general and administrative expenses (SG&A) were 17.64% of sales versus 17.81% in last year's first quarter. SG&A increased by 21.4% compared to the 22.6% increase in sales for the quarter. The leverage in the current quarter was primarily the result of expense controls relating to store payroll and advertising costs, partially offset by higher incentive compensation driven by higher earnings.

       Store opening costs were $36.9 million for the quarter ended May 3, 2002 compared to $35.8 million last year. This represents costs associated with the opening of 46 stores during the current year's first quarter (42 new and 4 relocated) compared to 37 stores for the comparable period last year (32 new and 5 relocated). Charges in this quarter for future and prior openings were $5.4 million compared to $11.6 million in last year's first quarter. The Company's 2002 expansion plans are discussed under "Liquidity and Capital Resources" below.

       Depreciation was $145.3 million for the quarter ended May 3, 2002.
This represents an increase of 22% over last year's first quarter. The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program and the increase in the percentage of owned locations since last year's first quarter.

       Interest expense increased from $41.3 million to $47.0 million for the quarter ended May 3, 2002. Interest has increased during the current year's first quarter primarily due to the issuance of $580.7 million aggregate principal amount of senior convertible notes in October 2001. A decrease in interest income from investments due to declining interest rates and decreased interest capitalized also contributed to the increase in net interest expense.

       The Company's effective income tax rate was 37.4% for the quarter ended May 3, 2002 and 37.0% for last year's first quarter. The higher rate during 2002 is primarily related to expansion into states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

       The following table summarizes the Company's significant contractual obligations as of February 1, 2002, which was included in the annual report to shareholders filed as Exhibit 13 of the Company's fiscal 2001 Form 10-K.
There have been no material changes in the Company's contractual obligations during the quarter ended May 3, 2002.


Contractual                           Payments Due by Period
Obligations                     Less than      1-3          4-5       After 5
(In Thousands)         Total     1 year       years        years       years
Short-term Debt    $  100,000    $100,000   $      -    $       -   $        -
Long-term Debt      3,826,290      40,321     64,494      616,674    3,104,801
Capital Lease
   Obligations        851,533      59,345    118,020      114,210      559,958
Operating Leases    2,991,367     187,705    379,349      358,586    2,065,727


Total Contractual
Cash Obligations   $7,769,190    $387,371   $561,863   $1,089,470   $5,730,486

       The primary sources of liquidity are cash flows from operating activities, financing activities and various lines of credit currently available to the Company. Net cash provided by operating activities was $1.2 billion for the three months ended May 3, 2002 compared to $623.2 million for the first three months of fiscal 2001. The increase in cash provided by operating activities in the current year resulted primarily from an increase in net earnings, improved payables leverage and an increase in operating liabilities due to the timing of invoice payments. Working capital at May 3, 2002 was $1.9 billion compared to $1.7 billion at May 4, 2001 and $1.9 billion at February 1, 2002.

       The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $501.1 million and $511.8 million for the quarters ended May 3, 2002 and May 4, 2001, respectively. At May 3, 2002, the Company operated 785 stores in 42 states with 86.0 million square feet of retail selling space, a 19.7% increase over the selling space as of May 4, 2001.

       Cash flows provided by financing activities were $1.3 million for the quarter ended May 3, 2002. For the quarter ended May 4, 2001, cash flows provided by financing activities were $455.2 million. The cash provided by financing activities during the first quarter of 2002 primarily resulted from proceeds generated by stock option exercises. These proceeds were offset by long-term debt repayments and cash dividend payments. The major source of cash provided by financing activities during the first three months of 2001 resulted from the issuance of $1.005 billion aggregate principal of convertible notes at an issue price of $608.41 per note. These proceeds were partially offset by the repayment of short-term borrowings relating to the Company's commercial paper program, normal long-term debt repayments and cash dividend payments. The ratio of long-term debt to equity plus long-term debt was 34.6% and 36.3% for the quarters ended May 3, 2002 and May 4, 2001, respectively.

        The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a $400 million 364-day tranche, expiring in August 2002, which is renewable annually. The Company intends to renew this facility in August 2002. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of specific financial ratios, among others. The Company was in compliance with these covenants at May 3,
2002.   Sixteen banking institutions are participating in the $800 million senior credit facility and, as of May 3, 2002, there were no outstanding loans under the facility. This facility replaced a $300 million revolving credit agreement.

       The Company has several lines of credit available which can provide additional liquidity. In December 2001, the Company completed a $100 million revolving credit and security agreement, expiring in December 2002, and renewable annually with a financial institution. The Company intends to renew this facility in December 2002. Interest rates under this agreement are determined at the time of borrowing based on market conditions in accordance with the terms of the agreement. The Company had $100 million outstanding at May 3, 2002 under this agreement, and $157.2 million in accounts receivable pledged as collateral.

       In addition, $25 million was available as of May 3, 2002, and $100 million was available as of May 4, 2001, on an unsecured basis, for the purpose of short-term borrowings on a bid basis from various banks. These lines are uncommitted and are reviewed periodically by both the banks and the Company. There were no borrowings outstanding under these lines of credit as of May 3, 2002 or May 4, 2001.

       The Company has three operating lease agreements whereby lessors have committed to purchase land, fund construction costs, and lease properties to the Company. The initial lease terms are five years with two five-year renewal options. One initial term expires in 2005 and the two remaining initial lease terms expire in 2006. The agreements contain guaranteed residual values up to a portion of the properties' original cost and purchase options at original cost for all properties under the agreements. The agreements contain certain restrictive covenants, which include maintenance of specific financial ratios, among others. The Company has financed four regional distribution centers, two of which are under construction, and fourteen retail stores through these lease agreements. Total commitments under these operating lease agreements as of May 3, 2002 and May 4, 2001, were $329.4 and $236.1 million, respectively. Outstanding advances under those commitments were $223.2 and $174.8 million as of May 3, 2002 and May 4, 2001. Future payments related to these lease agreements were included in the significant contractual obligations and commercial commitments table presented previously.

     The Company's 2002 capital budget is currently at $2.8 billion, inclusive of $307 million of operating or capital leases. Approximately 96% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2002 consist of 123 stores, including 9 relocations of older stores. This planned expansion is expected to increase sales floor square footage by approximately 18%. Current plans indicate that around 4% of the 2002 projects will be leased and 96% will be owned. At May 3, 2002, the Company operated seven regional distribution centers. During 2001, the Company began construction on two additional regional distribution centers. The first is located in Cheyenne, Wyoming and is expected to be operational in the third quarter of 2002, and the second is located in Northampton, North Carolina, which expected to be operational in late 2002.

     The Company believes that funds from operations, funds from debt issuances, leases and existing short-term lines of credit will be adequate to finance the 2002 expansion plan and other operating requirements. However, general economic downturns, fluctuations in the prices of products, unanticipated impact arising from competition and adverse weather conditions could have an effect on funds generated from operations and our expansion plans. In addition, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. The $100 million revolving credit and security agreement requires a minimum investment grade rating in order to receive funding. There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in the Company's debt rating or a decrease in the Company's stock price. Holders of the Company's $580.7 million Senior Convertible notes may convert their notes into the Company's common stock if the defined minimum investment grade rating is not maintained.


MARKET RISK

       As discussed in the annual report to shareholders for the year ended February 1, 2002, the Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on long-term debt. The Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. The Company's market risk has not changed materially since February 1, 2002. Please see the tables titled "Long-term Debt Maturites by Fiscal Year" on page 24 of the annual report to shareholders' filed as Exhibit 13 of the Company's fiscal 2001 Form 10-K.


RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was effective for the Company for the fiscal year beginning February 2, 2002. The adoption of this standard did not have a material impact on the Company's financial statements. In June 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 is effective for the Company for the fiscal year beginning February 1, 2003. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

     Our quarterly report on Form 10-Q to be filed with the Securities and Exchange Commission talks about our future, particularly in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." While we believe our expectations are reasonable, we can't guarantee them and you should consider this when thinking about statements we make that aren't historical facts. Some of the things that could cause our actual results to differ substantially from our expectations are:
(1) Our sales are dependent upon the general economic health of the country, variations in the number of new housing starts and existing home sales, the level of repairs, remodeling and additions to existing homes, commercial building activity, and the availability and cost of financing. An economic downturn affecting consumer confidence in making housing and home improvement expenditures could affect sales because a portion of our inventory is purchased for discretionary projects, which can be delayed.
(2) Our expansion strategy may be impacted by environmental regulations, local zoning issues and delays, availability and development of land, and more stringent land use regulations than we have traditionally experienced as well as the availability of sufficient labor to facilitate our growth.
(3) Many of our products are commodities whose prices fluctuate erratically within an economic cycle, a condition especially true of lumber and plywood.
(4) Our business is highly competitive, and as we expand to larger markets we may face new forms of competition, which do not exist in some of the markets we have traditionally served.
(5) The ability to continue our everyday competitive pricing strategy and provide the products that customers want depends on our vendors providing a reliable supply of inventory at competitive prices.
(6) On a short-term basis, weather may affect sales of product groups like nursery, lumber, and building materials.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of May 3, 2002 and May 4, 2001, and the related consolidated statements of current and retained earnings, and of cash flows for the three-month periods ended May 3, 2002 and May 4, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiaries as of February 1, 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Charlotte, North Carolina
May 15, 2002

Part II - OTHER INFORMATION


Item 6 (b) - Reports on Form 8-K

            There were no reports filed on Form 8-K during the quarter ended May 3, 2002.




                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LOWE'S COMPANIES, INC.





     June 13, 2002                  /s/    Kenneth W. Black, Jr.
         Date                              Kenneth W. Black, Jr.
                            Senior Vice President and Chief Accounting Officer