Form 10-Q
period 2002-08-02
LOWES COMPANIES INC
filed 2002-09-13
CIK 60667

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2002
                                  or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at August 30, 2002
Common Stock, $.50 par value                         780,399,756







                                     21
                                TOTAL PAGES

                            LOWE'S COMPANIES, INC.


                                   - INDEX -


                                                                    Page No.
PART I - Financial Information:

Consolidated Balance Sheets - August 2, 2002 (Unaudited),
August 3, 2001 (Unaudited) and February 1, 2002                         3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three and six months
ended August 2, 2002 and August 3, 2001                                 4

Consolidated Statements of Cash Flows (Unaudited) -
six months ended August 2, 2002 and August 3, 2001                      5

Notes to Unaudited Consolidated Financial Statements                  6-8

Management's Discussion and Analysis of
Financial Condition and Results of Operations                        9-14

Independent Accountants' Report                                        15

Controls and Procedures                                                16



PART II - Other Information                                        16-18

Item 4 - Submission of Matters to a vote of Security Holders

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K

SIGNATURE

CERTIFICATIONS


EXHIBIT INDEX                                                         19

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                       (Unaudited)  (Unaudited)
                                         August 2,    August 3,    February 1,
                                           2002         2001          2002
Assets

  Current assets:
  Cash and cash equivalents            $1,486,765     $629,293       $798,839
  Short-term investments                   47,903       36,408         54,389
  Accounts receivable - net               200,803      213,430        165,578
  Merchandise inventory                 3,986,716    3,651,191      3,610,776
  Deferred income taxes                   106,151       98,508         92,504
  Other assets                            182,880      216,241        198,306

  Total current assets                  6,011,218    4,845,071      4,920,392

  Property, less
    accumulated depreciation            9,259,748    7,829,205      8,653,439
  Long-term investments                    13,905       30,985         21,660
  Other assets                            141,746      148,692        140,728

  Total assets                        $15,426,617  $12,853,953    $13,736,219

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                   $50,000      $100,000      $100,000
  Current maturities
    of long-term debt                      44,337        43,993        59,259
  Accounts payable                      2,105,604     1,910,317     1,714,776
  Employee retirement plans                75,277        90,279       126,339
  Accrued salaries and wages              257,762       181,197       220,885
  Other current liabilities             1,234,620       820,145       795,571

  Total current liabilities             3,767,600     3,145,931     3,016,830

  Long-term debt, excluding
    current maturities                  3,733,020     3,278,166     3,734,011
  Deferred income taxes                   312,318       273,382       304,697
  Other long-term liabilities              10,917         3,220         6,239

  Total liabilities                     7,823,855     6,700,699     7,061,777

  Shareholders' equity:
  Preferred stock - $5 par value,
       none issued                              -             -             -
  Common stock - $.50 par value;
       Shares Issued and Outstanding
     August 2, 2002       779,798
     August 3, 2001       772,749
     February 1, 2002     775,714         389,899       386,374      387,857
  Capital in excess of par              1,948,839     1,723,515    1,804,161
  Retained earnings                     5,263,478     4,043,810    4,481,734
  Unearned compensation-
    restricted stock awards                     -        (1,067)           -
  Accumulated other
    comprehensive income                      546           622          690

  Total shareholders' equity            7,602,762     6,153,254    6,674,442

  Total liabilities and
    shareholders' equity              $15,426,617   $12,853,953  $13,736,219


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Thousands, Except Per Share Data

                                         Three Months Ended                            Six Months Ended
                               August 2, 2002        August 3, 2001            August 2, 2002        August 3, 2001
Current Earnings              Amount    Percent     Amount    Percent        Amount    Percent     Amount    Percent
Net sales                   $7,487,662   100.00   $6,126,726   100.00    $13,958,259   100.00  $11,403,091   100.00

Cost of sales                5,285,624    70.59    4,409,018    71.96      9,833,499    70.45    8,191,854    71.84

Gross margin                 2,202,038    29.41    1,717,708    28.04      4,124,760    29.55    3,211,237    28.16

Expenses:

Selling, general
    and administrative       1,232,899    16.47      999,706    16.32      2,373,995    17.01    1,939,451    17.01

Store opening costs             23,484     0.31       28,470     0.46         60,400     0.43       64,262     0.56

Depreciation                   153,210     2.04      124,571     2.03        298,515     2.14      243,649     2.14

Interest                        46,323     0.62       42,614     0.70         93,314     0.67       83,940     0.73

Total expenses               1,455,916    19.44    1,195,361    19.51      2,826,224    20.25    2,331,302    20.44

Pre-tax earnings               746,122     9.97      522,347     8.53      1,298,536     9.30      879,935     7.72

Income tax provision           279,050     3.73      193,264     3.16        485,653     3.48      325,572     2.86

Net earnings                  $467,072     6.24     $329,083     5.37       $812,883     5.82     $554,363     4.86


Shares outstanding - Basic     778,928               771,667                 777,721               770,042

Basic earnings per share         $0.60                 $0.43                   $1.05                 $0.72

Shares outstanding - Diluted   800,011               795,087                 799,073               791,282

Diluted earnings per share       $0.59                 $0.42                   $1.02                 $0.71


Retained Earnings
Balance at beginning
    of period               $4,812,001            $3,730,174              $4,481,734            $3,518,356
Net earnings                   467,072               329,083                 812,883               554,363
Cash dividends                 (15,595)              (15,447)                (31,139)              (28,909)
Balance at end
    of period               $5,263,478            $4,043,810              $5,263,478            $4,043,810


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Thousands

                                                    For the Six Months Ended
                                                    August 2,      August 3,
                                                      2002           2001
Cash Flows From Operating Activities:
  Net Earnings                                      $812,883       $554,363
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation & Amortization                      307,788        251,539
    Deferred Income Taxes                             (5,943)         4,375
    Loss on Disposition/Writedown
     of Fixed and Other Assets                         9,450         27,196
    Tax Effect of Stock Options Exercised             12,749         24,138
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (35,225)       (52,445)
     Merchandise Inventory                          (375,940)      (365,821)
     Other Operating Assets                           15,441        (54,743)
     Accounts Payable                                390,828        195,947
     Employee Retirement Plans                        15,466         54,273
     Other Operating Liabilities                     480,604        173,543
Net Cash Provided by Operating Activities          1,628,101        812,365

Cash Flows from Investing Activities:
Decrease (Increase) in Investment Assets:
  Short-Term Investments                              16,132        (19,990)
  Purchases of Long-Term Investments                  (2,112)          (979)
  Proceeds from Sale/Maturity
   of Long-Term Investments                                -          1,400
Increase in Other Long-Term Assets                   (16,388)       (36,704)
Fixed Assets Acquired                               (909,455)    (1,063,863)
Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         14,693         22,933
Net Cash Used in Investing Activities               (897,130)    (1,097,203)

Cash Flows from Financing Activities:
  Net (Decrease) in Short-Term Borrowings            (50,000)       (149,829)
  Long-Term Debt Borrowings                                -         597,953
  Repayment of Long-Term Debt                        (29,341)        (28,751)
  Proceeds from Employee Stock Purchase Plan          23,403          16,176
  Proceeds from Stock Options Exercised               44,032          51,833
  Cash Dividend Payments                             (31,139)        (28,909)
  Net Cash (Used in) Provided
   by Financing Activities                           (43,045)        458,473

Net Increase in Cash and Cash Equivalents            687,926         173,635
Cash and Cash Equivalents, Beginning of Period       798,839         455,658
Cash and Cash Equivalents, End of Period          $1,486,765        $629,293

See accompanying notes to unaudited consolidated financial statements.

                       Lowe's Companies, Inc.
          Notes to Consolidated Financial Statements (Unaudited)



Note 1: Basis of Presentation - The accompanying consolidated financial statements are unaudited. These statements contain all adjustments (consisting of normal recurring accruals) considered necessary by management to present fairly the financial position, the results of operations and the cash flows. Please refer to the report provided by our independent accountants attached herein.

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 1,
2002   The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: Earnings Per Share (EPS) - Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted earnings per share calculation for the three and six months ended August 2, 2002 because none of the conditions that would permit conversion had been satisfied during the period. The calculation is detailed below (in thousands, except per share data):


                                                    Three Months Ended                   Six Months Ended
                                                  August 2,     August 3,             August 2,     August 3,
                                                    2002           2001                 2002           2001
Basic Earnings per Share:
Net Earnings                                    $467,072        $329,083              $812,883       $554,363
Weighted Average Shares Outstanding              778,928         771,667               777,721        770,042

Basic Earnings per Share                        $   0.60        $   0.43              $   1.05       $   0.72


Diluted Earnings per Share:
Net Earnings                                    $467,072        $329,083              $812,883       $554,363
Net Earnings Adjustment for Interest
  On Convertible Debt Net of Tax                   2,565           2,413                 5,116          4,445
Net Earnings, as Adjusted                       $469,637        $331,496              $817,999       $558,808

Weighted Average Shares Outstanding              778,928         771,667               777,721        770,042
Dilutive Effect of Stock Options                   4,553           6,890                 4,822          5,890
Dilutive Effect of Convertible Debt               16,530          16,530                16,530         15,350
Weighted Average Shares, as Adjusted             800,011         795,087               799,073        791,282

Diluted Earnings per Share                      $   0.59        $   0.42              $   1.02       $   0.71

On August 19, 2002, the Company announced that it intends to begin recognizing compensation expense relating to stock options in the fiscal year beginning February 1, 2003. The Financial Accounting Standards Board (FASB) is currently evaluating this issue. Any decisions made by the FASB could impact the accounting treatment of compensation expense relating to stock options in the future.

Note 3: Property - Property is shown net of accumulated depreciation of $2.3 billion at August 2, 2002, $1.8 billion at August 3, 2001 and $2.0 billion at February 1, 2002.

Note 4: Supplemental Disclosure - Supplemental disclosures of cash flow information (in thousands):

                                                   Six Months Ended
                                            August 2, 2002      August 3, 2001
Cash paid for interest
  (net of capitalized)                       $  116,602          $  115,388
Cash paid for income taxes                      326,185             238,461

Non-cash investing and financing activities:
   Common stock issued to ESOP                   66,528              39,650
   Fixed assets acquired under capital lease      4,254               5,057


Note 5: Employee Stock Ownership Plan (ESOP) - In January 2002, the Board of Directors authorized the funding of the fiscal 2001 ESOP contribution primarily with the issuance of new shares of the Company's common stock. During the first six months of fiscal 2002, the Company issued a total of 1,531,937 shares, with a market value of $66.5 million to fund the obligation relating to fiscal 2001. The Company announced on May 28, 2002 that it intends to merge the ESOP into the Lowe's Companies 401(k) Plan effective during fiscal year 2002. The Company will make no contributions to the ESOP for fiscal 2002 but will instead make contributions to the 401(k) Plan based on a performance matching schedule as approved by the Board of Directors. All participants in the ESOP will become fully vested in their accounts when the plans have been merged. Plan investments will be transferred into the participants' 401(k) Plan accounts on that date. The Company anticipates that the plans will merge in September 2002.

Note 6: Credit Facilities - The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a $400 million 364-day tranche, expiring in July 2003, which is renewable annually. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of specific financial ratios, among others. The Company was in compliance with these covenants at August 2, 2002. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of August 2, 2002, there were no outstanding loans under the facility.

Note 7: Total Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities was $467.1 and $329.2 million, compared to net earnings of $467.1 and $329.1 million for the three months ended August 2, 2002 and August 3, 2001, respectively. Total comprehensive income was $812.8 and $554.5 million, compared to net earnings of $812.9 and $554.4 million for the six months ended August 2, 2002 and August 3, 2001, respectively.

Note 8: Recent Accounting Pronouncements - In October 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS 144 was effective for the Company for the fiscal year beginning February 2, 2002. The adoption of this standard did not have a material impact on the Company's financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as income in most circumstances. SFAS No. 145 is effective for the Company for the fiscal year beginning February 1, 2003. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that the Company recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company for any exit plans commencing after December 31, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the quarter and six months ended August 2, 2002. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's fiscal 2001 Form 10-K.

     On August 15, 2002, the Company's Chairman of the Board and Chief Executive Officer, Robert L. Tillman, and Executive Vice President and Chief Financial Officer, Robert A. Niblock submitted to the Securities and Exchange Commission (SEC) sworn statements pursuant to Order No 4-460. These statements certified that the Company's Annual Report on Form 10-K as of February 1, 2002, along with all reports on Forms 10-Q, 8-K and all definitive proxy materials of the Company filed subsequent to the 10-K identified above, do not contain any untrue statements of material fact or omit any material facts that would make the filings misleading. The Company will be filing sworn statements as an exhibit to its quarterly report on Form 10-Q going forward. See Exhibit 99.1 and 99.2 to this Form 10-Q.

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

     On August 19, 2002, the Company announced that it intends to begin recognizing compensation expense relating to stock options in the fiscal year beginning February 1, 2003. The FASB is currently evaluating this issue. Any decisions made by the FASB could impact the accounting treatment of compensation expense relating to stock options in the future.


OPERATIONS

     For the second quarter of fiscal 2002, sales increased 22.2% to $7.5 billion, comparable store sales for the quarter increased 6.8%, and net earnings rose 41.9% to $467.1 million compared to last year's second quarter results. Diluted earnings per share were $0.59 compared to $0.42 for the comparable quarter of last year. For the six months ended August 2, 2002, sales increased 22.4% to $14.0 billion, comparable store sales increased 7.1%, and net earnings increased 46.6% to $812.9 million compared to the first six months of fiscal year 2001. Diluted earnings per share for the first six months of 2002 increased 43.7% to $1.02 per share over the same period a year ago.

     The sales increase during the second quarter and first six months of 2002 was primarily attributable to the addition of 14.1 million square feet of retail selling space relating to new and relocated stores since last year's second quarter and the increase in comparable store sales. The Company experienced wide-spread strength in sales across most product categories which contributed significantly to the comparable store sales increase during the quarter. Product categories showing above average performance included paint, windows and walls, cabinets, flooring, nursery, appliances, seasonal living, outdoor power equipment, and rough plumbing and electrical products.
Deflation in lumber prices partially offset the increase in other categories.

     Gross margin was 29.41% of sales for the quarter ended August 2, 2002 compared to 28.04% for last year's comparable quarter. Gross margin for the six months ended August 2, 2002 was 29.55% versus 28.16% during the first six months of 2001. The increase in margin rate for the second quarter and the first six months of 2002 is primarily due to higher margin rates driven by a reduction in inventory costs, product mix improvements and improved inventory shrinkage results.

     Selling, general and administrative expenses (SG&A) were 16.47% of sales versus 16.32% in last year's second quarter. SG&A increased by 23.3% compared to the 22.2% increase in sales for the quarter. The de-leverage during the second quarter was primarily due to increased bonus expenses driven by increased earnings and increased advertising costs resulting from promotional credit offers. During the first six months of 2002, SG&A was flat as compared to the same period a year ago at 17.01% of sales. SG&A and sales increased 22.4% for the six months ended August 2, 2002.

     Store opening costs were $23.5 million for the quarter ended August 2, 2002 compared to $28.5 million last year. This represents costs associated with the opening of 22 stores during the current year's second quarter (21 new and 1 relocated) compared to 23 stores for the comparable period last year (21 new and 2 relocated). Charges in this quarter for future and prior openings were $4.6 million compared to $15.2 million in last year's second quarter. Store opening costs for the six months ended August 2, 2002 were $60.4 million compared to $64.3 million last year. These costs were associated with the opening of 68 stores during the first six months of 2002 (63 new and 5 relocated) compared to 60 stores in the first six months of 2001 (53 new and 7 relocated). The Company's 2002 expansion plans are discussed under "Liquidity and Capital Resources" below.

     Depreciation was $153.2 million for the quarter ended August 2, 2002 and $298.5 million for the six months then ended. This represents an increase of 23.0% and 22.5% over last year's comparable periods. The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program and the increase in the percentage of owned locations since last year's second quarter. At the end of the current year's second quarter, the Company owned 74% of total locations compared to 69% in the prior year's current quarter.

     Interest expense increased from $42.6 and $83.9 million to $46.3 and $93.3 million for the quarter and six months ended August 2, 2002, respectively. The increase in interest expense is primarily due to the issuance of $580.7 million aggregate principal amount of senior convertible notes in October 2001. A decrease in interest income from investments due to declining interest rates and a decrease in interest capitalized on construction projects also contributed to the increase in net interest expense.

     The Company's effective income tax rate was 37.4% for the quarter and six months ended August 2, 2002 compared to 37.0% for last year's comparable periods. The higher rate during 2002 is primarily related to expansion into states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     There have been no material changes in the Company's contractual obligations during the six months ended August 2, 2002, except that short-term debt has been reduced by $50 million. Please refer to the table summarizing significant contractual obligations on page 21 of the annual report filed as
Exhibit 13 to Company's annual report of Form 10-K for the year ended February 1, 2002.

     The primary sources of liquidity are cash flows from operating activities and various lines of credit currently available to the Company. Net cash provided by operating activities was $1.6 billion for the six months ended August 2, 2002 compared to $812.4 million for the first six months of fiscal 2001. The increase in cash provided by operating activities in the current year resulted primarily from an increase in net earnings, improved payables leverage and an increase in operating liabilities. The increase in operating liabilities resulted primarily from the Company's growth. The most significant increases involved liabilities related to payroll, payroll taxes, property taxes, health insurance, and the provision for income taxes. These increases were offset by increases in inventory and receivables. Working capital at August 2, 2002 was $2.2 billion compared to $1.7 billion at August 3, 2001 and $1.9 billion at February 1, 2002.



     The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $909.5 million and $1.1 billion for the six months ended August 2, 2002 and August 3, 2001, respectively. At August 2, 2002, the Company operated 806 stores in 43 states with 88.6 million square feet of retail selling space, a 19.0% increase over the selling space as of August 3, 2001.

     Cash flows used in financing activities were $43.0 million for the six months ended August 2, 2002. For the six months ended August 3, 2001, cash flows provided by financing activities were $458.5 million. Cash provided by financing activities during the first six months of 2002 primarily resulted from proceeds generated by stock option exercises and cash proceeds from the employee stock purchase plan. These proceeds were offset by the repayment of short-term borrowings, normal long-term debt repayments and cash dividend payments. The major source of cash provided by financing activities during the first six months of 2001 resulted from the issuance of $1.005 billion aggregate principal of convertible notes at an issue price of $608.41 per note, and proceeds generated by stock option exercises. These proceeds were partially offset by the repayment of short-term borrowings relating to the Company's commercial paper program, normal long-term debt repayments and cash dividend payments. The ratio of long-term debt to equity plus long-term debt was 32.9% and 34.8% for the quarters ended August 2, 2002 and August 3, 2001, respectively.

     The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a $400 million 364-day tranche, expiring in July 2003, which is renewable annually. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of specific financial ratios, among others. The Company was in compliance with these covenants at August 2, 2002. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of August 2, 2002, there were no outstanding loans under the facility.

     The Company also has a $100 million revolving credit and security agreement with a financial institution, expiring in November 2002 which is renewable for successive periods not to exceed 364 days each. The Company intends to renew this facility in November 2002. Interest rates under this agreement are determined at the time of borrowing based on market conditions in accordance with the terms of the agreement. The Company had $50 million outstanding at August 2, 2002 under this agreement, and $160.5 million in accounts receivable pledged as collateral.

     The Company has three operating lease agreements whereby lessors have committed to purchase land, fund construction costs, and lease properties to the Company. The initial lease terms are five years with two five-year renewal options. One initial term expires in 2005 and the two remaining initial lease terms expire in 2006. The agreements contain guaranteed residual values up to a portion of the properties' original cost and purchase options at original cost for all properties under the agreements. The agreements contain certain restrictive covenants, which include maintenance of specific financial ratios, among others. The Company was in compliance with these covenants at August 2, 2002. The Company has financed four regional distribution centers, two of which are under construction, and fourteen retail stores through these lease agreements. Total commitments under these operating lease agreements as of August 2, 2002 and August 3, 2001, were $289.4 and $236.1 million, respectively. Outstanding advances under those commitments were $252.6 and $180.5 million as of August 2, 2002 and August 3, 2001. Future payments related to these lease agreements were included in the significant contractual obligations and commercial commitments table referred to previously.

     The Company's 2002 capital budget is currently at $2.8 billion, inclusive of $307 million of operating or capital leases. Approximately 96% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2002 consist of 123 stores, of which 68 had been opened through 2002's first six months. This includes 10 relocations of older stores. This planned expansion is expected to increase sales floor square footage by approximately 17 to 18%. Current plans indicate that around 4% of the 2002 projects will be leased and 96% will be owned. At August 2, 2002, the Company operated seven regional distribution centers. During 2001, the Company began construction on two additional regional distribution centers. The first is located in Cheyenne, Wyoming and is expected to be operational in the third quarter of 2002, and the second is located in Northampton, North Carolina, which is expected to be operational in early 2003.

     The Company believes that funds from operations, funds from debt issuances, leases and existing short-term lines of credit will be adequate to finance the 2002 expansion plan and other operating requirements. However, general economic downturns, fluctuations in the prices of products, unanticipated impact arising from competition and adverse weather conditions could have an effect on funds generated from operations and our expansion plans. In addition, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. There are no provisions in any agreements that would require early cash settlement of existing long-term debt or leases as a result of a downgrade in the Company's debt rating or a decrease in the Company's stock price. Holders of the Company's $580.7 million Senior Convertible notes may convert their notes into the Company's common stock if the defined minimum investment grade rating is not maintained.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS 144 was effective for the Company for the fiscal year beginning February 2, 2002. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as comprehensive income in most circumstances. SFAS No. 145 is effective for the Company for the fiscal year beginning February 1, 2003. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that the Company recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company for any exit plans commencing after December 31, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.


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

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of August 2, 2002 and August 3, 2001, and the related consolidated statements of current and retained earnings for the three-month and six-month periods ended August 2, 2002 and August 3, 2001 and consolidated statements of cash flows for the six-month periods ended August 2, 2002 and August 3, 2001. These financial statements are the responsibility of the Company's management.

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


/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
August 14, 2002

Item 4 - Controls and Procedures

There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the chief executive officer's and chief financial officer's most recent evaluation.


Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

(a) - The annual meeting of shareholders was held May 31, 2002.

(b) - Directors elected at the meeting: Robert A. Ingram, Richard K. Lochridge and Claudine B. Malone.

Incumbent Directors whose terms expire in subsequent years are: Robert L. Tillman, Kenneth D. Lewis, Thomas D. O'Malley, Robert G. Schwartz, Leonard L. Berry, Paul Fulton, Peter C. Browning and Dawn E. Hudson.

(c) - The matters voted upon at the meeting and the results of the voting were as follows:

(1) Election of Directors:       FOR                        WITHHELD
    Robert A. Ingram             566,636,850                132,327,346
    Richard K. Lochridge         693,837,085                  5,127,111
    Claudine B. Malone           690,713,760                  8,250,436

(2) Shareholder proposal concerning global workplace labor standards

              FOR                  AGAINST               ABSTAIN
              34,682,287           538,255,265           33,792,137




Item 6 (a) - Exhibits

        Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6 (b) - Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended August 2, 2002.

                                SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LOWE'S COMPANIES, INC.





      September 12, 2002              /s/Kenneth W. Black, Jr.
_________________________           ________________________________
        Date                             Kenneth W. Black, Jr.
                                     Senior Vice President and Chief
                                          Accounting Officer




                            CERTIFICATIONS


I, Robert L. Tillman, Chairman of the Board and Chief Executive Officer of Lowe's Companies, Inc., certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of Lowe's Companies, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.






     /s/Robert L. Tillman
___________________________________
Name:   Robert L. Tillman
Title:  Chairman of the Board and
        Chief Executive Officer
Date:   September 12, 2002

I, Robert A. Niblock, Executive Vice President and Chief Financial Officer of Lowe's Companies, Inc., certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of Lowe's Companies, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.






     /s/Robert A. Niblock
_______________________________________
Name:   Robert A. Niblock
Title:  Executive Vice President and
        Chief Financial Officer
Date:   September 12, 2002

                               Exhibit Index


                                                                      Page

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section
               1350, as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.                         20


Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section
               1350, as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.                         21

Exhibit 99.1


Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Lowe's Companies, Inc. (the Company) on Form 10-Q for the period ending August 2, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert
L. Tillman, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/Robert L. Tillman
____________________________________
Name:   Robert L. Tillman
Title:  Chairman of the Board and
        Chief Executive Officer
Date:   September 12, 2002

Exhibit 99.2


Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Lowe's Companies, Inc. (the Company) on Form 10-Q for the period ending August 2, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert
A. Niblock, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/Robert A. Niblock
_____________________________________
Name:   Robert A. Niblock
Title:  Executive Vice President and
        Chief Financial Officer
Date:   September 12, 2002