Form 10-Q
period 2002-11-01
LOWES COMPANIES INC
filed 2002-12-10
CIK 60667

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2002
                                   or

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).     Yes  X     No     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at November 29, 2002
Common Stock, $.50 par value                           780,943,932




                                  -22-
                              TOTAL PAGES

                             LOWE'S COMPANIES, INC.


                                   - INDEX -


                                                                     Page No.

PART I - Financial Information:

Consolidated Balance Sheets - November 1, 2002 (Unaudited),
November 2, 2001 (Unaudited) and February 1, 2002                         3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three and nine months
ended November 1, 2002 and November 2, 2001                               4

Consolidated Statements of Cash Flows (Unaudited) -
nine months ended November 1, 2002 and November 2, 2001                   5

Notes to (Unaudited) Consolidated Financial Statements                  6-8

Management's Discussion and Analysis of
Financial Condition and Results of Operations                          9-14

Independent Accountants' Report                                          15

Item 4 - Controls and Procedures                                         16



PART II - Other Information                                           16-19

Item 6 (a) - Exhibits

Item 6 (b) - Reports on Form 8-K

Signature

Certifications Persuant to Section 302 of the
Sarbanes-Oxley Act of 2002


EXHIBIT INDEX                                                            20

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Thousands


                                       (Unaudited)  (Unaudited)
                                       November 1,  November 2,    February 1,
                                           2002         2001          2002
Assets

  Current assets:
  Cash and cash equivalents            $1,305,371     $610,543       $798,839
  Short-term investments                   91,511       24,767         54,389
  Accounts receivable - net               186,851      197,771        165,578
  Merchandise inventory                 4,150,533    3,905,859      3,610,776
  Deferred income taxes                   110,153       93,210         92,504
  Other assets                            179,819      229,578        198,306

  Total current assets                  6,024,238    5,061,728      4,920,392

  Property, less
    accumulated depreciation            9,647,546    8,279,838      8,653,439
  Long-term investments                     9,772       25,876         21,660
  Other assets                            129,646      140,684        140,728

  Total assets                        $15,811,202  $13,508,126    $13,736,219

Liabilities and Shareholders' Equity

  Current liabilities:
  Short-term borrowings                   $50,000             -      $100,000
  Current maturities
    of long-term debt                      39,062        50,333        59,259
  Accounts payable                      2,046,204     1,895,822     1,714,776
  Employee retirement plans                65,699        92,795       126,339
  Accrued salaries and wages              294,867       170,090       220,885
  Other current liabilities             1,290,954       823,098       795,571

  Total current liabilities             3,786,786     3,032,138     3,016,830

  Long-term debt, excluding
    current maturities                  3,738,971     3,763,291     3,734,011
  Deferred income taxes                   318,440       290,129       304,697
  Other long-term liabilities               9,340         3,248         6,239

  Total liabilities                     7,853,537     7,088,806     7,061,777

  Shareholders' equity:
  Preferred stock - $5 par value,
       none issued                              -             -             -
  Common stock - $.50 par value;
    Shares Issued and Outstanding
     November 1, 2002     780,839
     November 2, 2001     773,752
     February 1, 2002     775,714         390,420       386,876      387,857
  Capital in excess of par              1,979,724     1,753,283    1,804,161
  Retained earnings                     5,587,075     4,278,839    4,481,734
  Unearned compensation-
    restricted stock awards                     -          (485)           -
  Accumulated other
    comprehensive income                      446           807          690

  Total shareholders' equity            7,957,665     6,419,320    6,674,442

  Total liabilities and
    shareholders' equity              $15,811,202   $13,508,126  $13,736,219


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Thousands, Except Per Share Data

                                         Three Months Ended                           Nine Months Ended
                              November 1, 2002      November 2, 2001        November 1, 2002      November 2, 2001
Current Earnings              Amount    Percent     Amount    Percent       Amount    Percent     Amount    Percent
Net sales                   $6,414,812   100.00   $5,454,534   100.00    $20,373,071   100.00  $16,857,625   100.00

Cost of sales                4,449,596    69.36    3,863,645    70.83     14,283,095    70.11   12,055,499    71.51

Gross margin                 1,965,216    30.64    1,590,889    29.17      6,089,976    29.89    4,802,126    28.49

Expenses:

Selling, general
    and administrative       1,192,670    18.59      973,036    17.84      3,566,665    17.51    2,912,487    17.28

Store opening costs             27,529     0.43       42,766     0.78         87,929     0.43      107,028     0.63

Depreciation                   159,301     2.48      134,054     2.46        457,816     2.25      377,703     2.24

Interest                        43,839     0.69       43,419     0.80        137,153     0.67      127,359     0.76

Total expenses               1,423,339    22.19    1,193,275    21.88      4,249,563    20.86    3,524,577    20.91

Pre-tax earnings               541,877     8.45      397,614     7.29      1,840,413     9.03    1,277,549     7.58

Income tax provision           202,663     3.16      147,117     2.70        688,316     3.38      472,689     2.81

Net earnings                  $339,214     5.29     $250,497     4.59     $1,152,097     5.65     $804,860     4.77


Shares outstanding - Basic     780,530               773,531                 778,657               771,145

Basic earnings per share         $0.44                 $0.32                   $1.48                 $1.04

Shares outstanding - Diluted   800,946               795,639                 799,557               792,808

Diluted earnings per share       $0.43                 $0.32                   $1.45                 $1.02


Retained Earnings
Balance at beginning
    of period               $5,263,478            $4,043,810              $4,481,734            $3,518,356
Net earnings                   339,214               250,497               1,152,097               804,860
Cash dividends                 (15,617)              (15,468)                (46,756)              (44,377)
Balance at end
    of period               $5,587,075            $4,278,839              $5,587,075            $4,278,839


See accompanying notes to unaudited consolidated financial statements.


Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Thousands

                                                   For the Nine Months Ended
                                                  November 1,    November 2,
                                                     2002          2001
Cash Flows From Operating Activities:
  Net Earnings                                    $1,152,097        $804,860
  Adjustments to Reconcile
   Net Earnings to Net Cash Provided By
   Operating Activities:
    Depreciation & Amortization                      471,633         389,863
    Deferred Income Taxes                             (3,775)         26,320
    Loss on Disposition/Writedown
     of Fixed and Other Assets                        17,223          28,071
    Tax Effect of Stock Options Exercised             20,046          25,852
    Changes in Operating Assets and Liabilities:
     Accounts Receivable - Net                       (21,273)        (36,786)
     Merchandise Inventory                          (539,757)       (620,489)
     Other Operating Assets                           18,510         (68,071)
     Accounts Payable                                331,428         181,452
     Employee Retirement Plans                        16,387          80,580
     Other Operating Liabilities                     572,466         165,933
Net Cash Provided by Operating Activities          2,034,985         977,585

Cash Flows from Investing Activities:
(Increase) Decrease in Investment Assets:
  Short-Term Investments                             (23,626)         (3,382)
  Purchases of Long-Term Investments                  (1,984)         (1,030)
  Proceeds from Sale/Maturity
   of Long-Term Investments                                -           1,878
Increase in Other Long-Term Assets                   (22,011)        (10,896)
Fixed Assets Acquired                             (1,449,352)     (1,674,365)
Proceeds from the Sale of Fixed
   and Other Long-Term Assets                         28,762          34,675
Net Cash Used in Investing Activities             (1,468,211)     (1,653,120)

Cash Flows from Financing Activities:
  Net (Decrease) in Short-Term Borrowings            (50,000)       (249,829)
  Long-Term Debt Borrowings                                -       1,087,513
  Repayment of Long-Term Debt                        (44,531)        (35,725)
  Proceeds from Employee Stock Purchase Plan          23,403          16,176
  Proceeds from Stock Options Exercised               57,642          56,662
  Cash Dividend Payments                             (46,756)        (44,377)
  Net Cash (Used in) Provided
   by Financing Activities                           (60,242)        830,420

Net Increase in Cash and Cash Equivalents            506,532         154,885
Cash and Cash Equivalents, Beginning of Period       798,839         455,658
Cash and Cash Equivalents, End of Period          $1,305,371        $610,543

See accompanying notes to unaudited consolidated financial statements.

                           Lowe's Companies, Inc.
            Notes to (Unaudited) Consolidated Financial Statements



Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants, and in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of November 1, 2002 and November 2, 2001, the results of operations for the three and nine months ended November 1, 2002 and November 2, 2001, and the cash flows for the nine months ended November 1, 2002 and November 2, 2001.

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 1, 2002. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: Earnings Per Share (EPS) - Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted earnings per share for the three and nine months ended November 1, 2002 because none of the conditions that would permit conversion had been satisfied during the period. The calculation is detailed below (in thousands, except per share data):

                                    Three Months Ended     Nine Months Ended
                                   Nov. 1,       Nov. 2,   Nov. 1,     Nov. 2,
                                    2002          2001      2002        2001
Basic earmings per share:

Net earnings                      $339,214     $250,497   $1,152,097  $804,860
Weighted average number of
     common shares outstanding     780,530      773,351      778,657   771,145
Basic earnings per share          $    .44     $    .32   $     1.48  $   1.04

Diluted earnings per share:

Net earnings                      $339,214     $250,497   $1,152,097  $804,860
Tax-effected interest expense
    attributable to convertible
    notes                            2,580        2,428        7,695     6,872
Net earnings assuming dilution    $341,794     $252,925   $1,159,792  $811,732
Weighted average number of
    common shares outstanding      780,530      773,351      778,657   771,145
Effect of potentially dilutive
    securities:
     Convertible notes              16,530       16,530       16,530    15,743
     Employee stock option plans     3,886        5,758        4,370     5,920
Weighted average number of
     common shares assuming
      dilution                     800,946      795,639      799,557   792,808
Diluted earnings per share        $    .43     $    .32   $     1.45  $   1.02

As previously annouced, the Company intends to begin recognizing compensation expense relating to stock options granted in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 for the fiscal year beginning February 1, 2003.

Note 3: Property - Property is shown net of accumulated depreciation of $2.4 billion at November 1, 2002, $1.9 billion at November 2, 2001 and $2.0 billion at February 1, 2002.

Note 4: Supplemental Disclosure - Supplemental disclosures of cash flow information (in thousands):

                                                   Nine Months Ended
                                          Nov. 1, 2002           Nov. 2, 2001
Cash paid for interest
   (net of amount capitalized)  	           $  171,724             $ 169,972
Cash paid for income taxes                    512,225               414,021

Non-cash investing and financing
   activities:
      Common stock issued to ESOP              78,852                63,441
      Fixed assets acquired under
      capital lease                            15,478                 9,666


Note 5: Employee Stock Ownership Plan (ESOP) - In January 2002, the Board of Directors authorized the funding of the fiscal 2001 ESOP contribution during fiscal 2002 primarily with the issuance of new shares of the Company's common stock. During the first nine months of fiscal 2002, the Company issued a total of 1,885,405 shares, with a market value of $78.9 million. The Company merged the ESOP into the Lowe's Companies 401(k) Plan effective September 2002. The Company will make no contributions to the ESOP in 2003 but will instead make contributions to the 401(k) Plan based on a performance matching schedule approved by the Board of Directors. All participants in the ESOP became fully vested in their accounts as of September 2002. Plan investments were transferred into the participants' 401(k) Plan accounts on that date.

Note 6: Credit Facilities - The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a $400 million 364-day tranche, expiring in July 2003, which is renewable annually. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of specific financial ratios, among others. The Company was in compliance with these covenants at November 1, 2002. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of November 1, 2002, there were no outstanding loans under the facility.

The Company also has a $100 million revolving credit and security agreement with a financial institution, expiring in November 2003 which is renewable for successive periods not to exceed 364 days each. Interest rates under this agreement are determined at the time of borrowing based on market conditions in accordance with the terms of the agreement. The Company had $50 million outstanding at November 1, 2002 under this agreement, and $156.6 million in customer accounts receivable pledged as collateral.

Note 7: Total Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities was $339.1 and $250.7 million, compared to net earnings of $339.2 and $250.5 million for the three months ended November 1, 2002 and November 2, 2001, respectively. Total comprehensive income was $1,151.9 and $805.2 million, compared to net earnings of $1,152.1 and $804.9 million for the nine months ended November 1, 2002 and November 2, 2001, respectively.

Note 8: Recent Accounting Pronouncements - In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was effective for the Company for the current fiscal year. The adoption of this standard did not have a material impact on the Company's financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that the Company recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company for any exit plans initiated after December 31, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This discussion summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the quarter and nine months ended November 1, 2002. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's fiscal 2001 Form 10-K.


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

     The Company's significant accounting polices are described in Note 1 to the consolidated financial statements presented in the annual report to shareholders filed as a part of the Company's fiscal 2001 Form 10-K. Management believes that the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

     The Company records an inventory reserve for the loss associated with selling discontinued inventories below cost. This reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves. The Company also records an inventory reserve for the estimated shrinkage between physical inventories. This reserve is based primarily on actual shrink results from previous physical inventories. Changes in actual shrink results from completed physical inventories could result in revisions to previously estimated shrink expense. Management believes it has sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves. The Company is self-insured for certain losses relating to worker's compensation, automobile, general and product liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

     As previously announced, the Company intends to begin recognizing compensation expense relating to stock options granted in accordance with SFAS No. 123 for the fiscal year beginning February 1, 2003.

OPERATIONS

     For the third quarter of fiscal 2002, sales increased 17.6% to $6.4 billion, comparable store sales for the quarter increased 4.1%, and net earnings rose 35.4% to $339.2 million compared to last year's third quarter results. Diluted earnings per share were $0.43 compared to $0.32 for the comparable quarter of last year. For the nine months ended November 1, 2002, sales increased 20.9% to $20.4 billion, comparable store sales increased 6.1%, and net earnings increased 43.1% to $1.2 billion compared to the first nine months of fiscal year 2001. Diluted earnings per share for the first nine months of 2002 increased 41.7% to $1.45 per share over the same period a year ago.

     The sales increase during the third quarter and first nine months of 2002 was primarily attributable to the addition of 11.9 million square feet of retail selling space relating to new and relocated stores since last year's third quarter and the increase in comparable store sales. The Company experienced above average growth in several product categories which contributed significantly to the comparable store sales increase during the quarter. Product categories showing above average performance included paint, windows and walls, cabinets, flooring, appliances, outdoor power equipment, hardware, fashion plumbing, fashion electric, home organization and rough plumbing and electrical products. Deflation in lumber prices partially offset the increase in other categories.

     Gross margin was 30.64% of sales for the quarter ended November 1, 2002 compared to 29.17% for last year's comparable quarter. Gross margin for the nine months ended November 1, 2002 was 29.89% versus 28.49% during the first nine months of 2001. The increase in margin rate for the third quarter and the first nine months of 2002 is primarily due to higher margin rates driven by a reduction in inventory costs, product mix improvements and improved inventory shrinkage results. In addition, the Company's inventory turnover ratio, based on a rolling four quarters, improved to 4.49 as of the end of the current year's third quarter compared to 4.19 in the prior year.

     Selling, general and administrative expenses (SG&A) were 18.59% of sales versus 17.84% in last year's third quarter. SG&A increased by 22.6% compared to the 17.6% increase in sales for the quarter. During the first nine months of 2002, SG&A was 17.51% of sales compared to 17.29% for the same period a year ago. SG&A increased 22.5% during the first nine months of 2002 compared to a 20.9% increase in sales for this same period. The de-leverage in SG&A for the third quarter and first nine months of 2002 was primarily due to increased bonus acheivement levels driven by increased earnings.

     Store opening costs were $27.5 million for the quarter ended November 1, 2002 compared to $42.8 million last year. This represents costs associated with the opening of 18 new stores during the current year's third quarter (18 new and none relocated) compared to 39 stores for the comparable period last year (35 new and 4 relocated). Because store opening costs are expensed as incurred, the expenses recognized may fluctuate based on the timing of store openings in future or prior periods. Store opening costs for the nine months ended November 1, 2002 were $87.9 million compared to $107.0 million last year. These costs were associated with the opening of 86 stores during the first nine months of 2002 (81 new and 5 relocated) compared to 99 stores in the first nine months of 2001 (88 new and 11 relocated). The Company's 2002 expansion plans are discussed under "Liquidity and Capital Resources" below.

     Depreciation was $159.3 million for the quarter ended November 1, 2002 and $457.8 million for the nine months then ended. This represents an increase of 18.8% and 21.2% over last year's comparable periods. The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program and the increase in the percentage of owned locations since last year's third quarter. At the end of the current year's third quarter, the Company owned 74% of total locations compared to 71% at the end of the prior year's third quarter.

     Interest expense increased from $43.4 and $127.4 million to $43.8 and $137.2 million for the quarter and nine months ended November 1, 2002, respectively. The increase in interest expense is primarily due to the issuance of $580.7 million aggregate principal amount of senior convertible notes in October 2001. A decrease in interest capitalized on construction projects also contributed to the increase in net interest expense.

     The Company's effective income tax rate was 37.4% for the quarter and nine months ended November 1, 2002 compared to 37.0% for last year's comparable periods. The higher rate during 2002 is primarily related to expansion into states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     There have been no material changes in the Company's contractual obligations during the nine months ended November 1, 2002, except that short-term debt has been reduced by $50 million and $14.5 million in capitalized real estate leases have been added. Please refer to the table summarizing significant contractual obligations on page 21 of the annual report filed as
Exhibit 13 to Company's annual report on Form 10-K for the year ended February 1, 2002.

     The primary sources of liquidity are cash on hand, cash flows from operating activities and various lines of credit currently available to the Company. Net cash provided by operating activities was $2.0 billion for the nine months ended November 1, 2002 compared to $977.6 million for the first nine months of fiscal 2001. The increase in cash provided by operating activities in the current year resulted primarily from an increase in net earnings, improved payables leverage due to better inventory turns and an increase in operating liabilities. The increase in operating liabilities resulted primarily from the Company's growth. The most significant increases involved liabilities related to general insurance reserves, customer deposits, sales taxes, property taxes, health insurance, and the provision for income taxes. Working capital at November 1, 2002 was $2.2 billion compared to $2.0 billion at November 2, 2001 and $1.9 billion at February 1, 2002.

     The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $1.4 billion and $1.7 billion for the nine months ended November 1, 2002 and November 2, 2001, respectively. At November 1, 2002, the Company operated 823 stores in 43 states with 90.8 million square feet of retail selling space, a 15.0% increase over the selling space as of November 2, 2001.

     Cash flows used in financing activities were $60.0 million for the nine months ended November 1, 2002. For the nine months ended November 2, 2001, cash flows provided by financing activities were $830.4 million. Financing uses of cash during the first nine months of 2002 primarily consisted of the repayment of short-term borrowings, normal long-term debt repayments and cash dividend payments. These uses were partially offset by proceeds generated from stock option exercises and cash proceeds from the employee stock purchase plan. The major source of cash provided by financing activities during the first nine months of 2001 resulted from the issuance of $1.005 billion aggregate principal of convertible notes at an issue price of $608.41 per note, the issuance of $580.7 million aggregate principal of senior convertible notes at an issue price of $861.03 per note and proceeds generated by stock option exercises. These proceeds were partially offset by the repayment of short-term borrowings relating to the Company's commercial paper program, normal long-term debt repayments and cash dividend payments. The ratio of long-term debt to equity plus long-term debt was 32.0% and 37.1% at November 1, 2002 and November 2, 2001, respectively.

     The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a $400 million 364-day tranche, expiring in July 2003, which is renewable annually. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of specific financial ratios, among others. The Company was in compliance with these covenants at November 1, 2002. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of November 1, 2002, there were no outstanding loans under the facility.

     The Company also has a $100 million revolving credit and security agreement with a financial institution, expiring in November 2003 which is renewable for successive periods not to exceed 364 days each. Interest rates under this agreement are determined at the time of borrowing based on market conditions in accordance with the terms of the agreement. The Company had $50 million outstanding at November 1, 2002 under this agreement, and $156.6 million in customer accounts receivable pledged as collateral.

     The Company has three operating lease agreements whereby lessors have committed to purchase land, fund construction costs, and lease properties to the Company. The initial lease terms are five years with two five-year renewal options. One initial term expires in 2005 and the two remaining initial lease terms expire in 2006. The agreements contain guaranteed residual values up to a portion of the properties' original cost and purchase options at original cost for all properties under the agreements. The agreements contain certain restrictive covenants, which include maintenance of specific financial ratios, among others. The Company was in compliance with these covenants at November 1, 2002. The Company has financed four regional distribution centers, one of which is still under construction, and fourteen retail stores through these lease agreements. Total commitments under these operating lease agreements as of November 1, 2002 and November 2, 2001, were $289.4 and $204.4 million, respectively. Outstanding advances under those commitments were $260.9 and $165.4 million as of November 1, 2002 and November 2, 2001. Future payments related to these lease agreements were included in the significant contractual obligations and commercial commitments table referred to previously.

     The Company's 2002 capital budget is $2.8 billion, inclusive of $307 million of operating or capital leases. Approximately 96% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2002 consist of 123 stores, of which 86 had been opened through 2002's first nine months. This includes 11 relocations of older stores. This planned expansion is expected to increase sales floor square footage by approximately 17 to 18%. Current plans indicate that around 4% of the 2002 projects will be leased and 96% will be owned. At November 1, 2002, the Company operated eight regional distribution centers. The eighth regional distribution center, located in Cheyenne, WY, opened during the third quarter of 2002. The Company's ninth regional distribution center, located in Northampton, North Carolina, is currently under construction and is expected to be operational in early 2003.

     The Company believes that cash on hand, funds from operations, leases and existing short-term lines of credit will be adequate to finance the 2002 expansion plan and other operating requirements. However, general economic downturns, fluctuations in the prices of products, unanticipated impact arising from competition and adverse weather conditions could have an effect on funds generated from operations and our expansion plans. In addition, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. There are no provisions in any agreements that would require early cash settlement of existing long-term debt or leases as a result of a downgrade in the Company's debt rating or a decrease in the Company's stock price. Holders of the Company's $580.7 million Senior Convertible notes may convert their notes into the Company's common stock if the defined minimum investment grade rating is not maintained.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was effective for the Company for the current fiscal year. The adoption of this standard did not have a material impact on the Company's financial statements.

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

     Our quarterly report on Form 10-Q to be filed with the Securities and Exchange Commission talks about our future, particularly in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." While we believe our expectations are reasonable, we can't guarantee them and you should consider this when thinking about statements we make that aren't historical facts. Some of the things that could cause our actual results to differ substantially from our expectations are:
(1) Our sales are dependent upon the general economic health and security of the country, variations in the number of new housing starts and existing home sales, the level of repairs, remodeling and additions to existing homes. An economic downturn or unforseen event affecting consumer confidence in making housing and home improvement expenditures could affect sales because a portion of our inventory is purchased for discretionary projects, which can be delayed.
(2) Our expansion strategy may be impacted by environmental regulations, local zoning issues and delays, availability and development of land, and more stringent land use regulations than we have traditionally experienced, as well as the availability of a sufficient work force to facilitate our growth.
(3) Many of our products are commodities whose prices fluctuate erratically within an economic cycle, a condition especially true of lumber and plywood.
(4) Our business is highly competitive, and as we continue to expand, we may face new forms of competition.
(5) The ability to continue our everyday competitive pricing strategy and provide the products that customers want depends on our ability to purchase a reliable supply of inventory at competitive prices.
(6) On a short-term basis, weather may affect sales of product groups like nursery, lumber, and building materials.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of November 1, 2002 and November 2, 2001, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods ended November 1, 2002 and November 2, 2001 and consolidated statements of cash flows for the nine-month periods ended November 1, 2002 and November 2, 2001. These financial statements are the responsibility of the Company's management.

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


/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
November 13, 2002

Item 4 - Controls and Procedures

The Company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. These controls and procedures are also designed to ensure that such information is communicated to the Company's management, including its Chief Executive and Chief Financial Officers as appropriate, to allow them to make timely decisions about required disclosures.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.
Based on that evaluation, which was conducted within 90 days of the filing of this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's most recent evaluation.


Part II - OTHER INFORMATION


Item 6 (a) - Exhibits

        Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6 (b) - Reports on Form 8-K

        A report was filed on August 15, 2002 by the registrant. Therein under Item 9, the Company attached copies of sworn statements from its Chief Executive Officer, Robert L. Tillman, and its Chief Financial Officer, Robert A. Niblock, submitted to the SEC pursuant to Securities and Exchange Commission Order No. 4-460.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOWE'S COMPANIES, INC.





      December 9, 2002                   /s/Kenneth W. Black, Jr.
Date____________________             ___________________________________
                                            Kenneth W. Black, Jr.
                                        Senior Vice President and Chief
                                             Accounting Officer




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

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



    /s/Robert L. Tillman
____________________________________
Name:  Robert L. Tillman
Title: Chairman of the Board and
       Chief Executive Officer
Date:  December 9, 2002




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

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



    /s/Robert A. Niblock
_______________________________________
Name:  Robert A. Niblock
Title: Executive Vice President and
       Chief Financial Officer
Date:  December 9, 2002

Exhibit Index


                                                                        Page

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section
               1350, as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.                           21


Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section
               1350, as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.                           22