Form 10-K
period 2003-01-31
LOWES COMPANIES INC
filed 2003-04-15
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2003
or
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-7898

LOWE'S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1605 CURTIS BRIDGE ROAD
WILKESBORO, NC	28697
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (336) 658-4000

Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, $.50 Par Value	New York Stock Exchange (NYSE)

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
              [X] Yes                [  ] No

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of August 2, 2002, the last business day of the Company's most recent second quarter, was $26,076,430,619.

The number of shares outstanding of the registrant's Common Stock, $.50 Par Value, as of April 4, 2003 was 779,798,432.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Security Holders for fiscal year ended January 31, 2003: Parts I and II. With the exception of specifically referenced information, the Annual Report to Security Holders for the fiscal year ended January 31, 2003 is not deemed filed as part of this report. Proxy Statement for the 2002 Annual Meeting which will be filed within 120 days after January 31, 2003: Part III.

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	3-5
Item 2.	Properties	5
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	8
Item 6.	Selected Consolidated Financial Data	8
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7 a.	Quantitative and Qualitative Disclosures about Market Risk	8
Item 8.	Financial Statements and Supplementary Data	8
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	8
Item 10.	Policies on Business Conduct and Ethics	9

Part III
Item 10.	Directors and Executive Officers of the Registrant	9
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9-10
Item 13.	Certain Relationships and Related Transactions	10
Item 14.	Controls and Procedures	10

Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	11

Part I

Item 1 - Business

General

Lowe's Companies, Inc. (the Company or Lowe's) is the second largest retailer of home improvement products in the world, with a specific emphasis on retail do-it-yourself (DIY) and commercial business customers. Lowe's specializes in offering products and services for home improvement, home decor, home maintenance, home repair and remodeling and maintenance of commercial buildings. As of January 31, 2003, Lowe's operated 854 stores in 44 states, with approximately 94.7 million square feet of retail selling space.

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

Store Expansion

Lowe's is continuing to maintain an aggressive growth strategy. Lowe's opening plans include two prototypes, a 116,000 square-foot store for large markets and a 94,000 square-foot store used primarily to serve smaller markets. Both prototypes include a lawn and garden center averaging an additional 25,000 square feet. Lowe's 2003 expansion plan calls for opening approximately 130 stores (including the relocation of approximately 5 smaller format stores). The Company is focusing much of its future expansion on metro markets with populations of 500,000 or more. Stores in these larger markets made up approximately 64% of the total expansion in 2002 and will comprise a similar percentage of growth in 2003. The following table illustrates the growth of the Company over the last three years.

	2002	2001	2000
Number of stores, beginning of year	744	650	576
New stores opened	112	101	80
Relocated stores opened	11	14	20
Stores closed (including relocated stores)	(13)	(21)	(26)

Number of stores, end of year	854	744	650

Customer Service

Lowe's serves both retail and commercial business customers. Retail customers primarily consist of do-it-yourself homeowners, those taking advantage of our installed sales programs and others buying for personal and family use. Commercial business customers include repair and remodeling contractors, electricians, landscapers, painters, plumbers and commercial and residential building maintenance professionals. Each Lowe's store caters to these customers by combining the merchandise, sales and service of: a home fashions and interior design center; a lawn and garden center; an appliance dealer; an outdoor equipment dealer; a grill and patio furniture store; a hardware store; an air conditioning, heating, plumbing and electrical supply center; and a building materials supplier.

Lowe's offers two proprietary credit cards - one for individual retail customers and the other for commercial business customers. Lowe's has an agreement with a financial institution and is offering a co-branded Visa credit card to selected customers through direct mail offers. Lowe's commercial business customers can also make purchases on credit by using Lowe's in-house accounts. In addition, Lowe's accepts Visa, MasterCard, Discover and American Express credit cards.

Products

A typical Lowe's home improvement warehouse stocks more than 40,000 items, with hundreds of thousands of items available through our special order system. Each store carries a wide selection of nationally advertised brand name merchandise. The Company's merchandise selection supplies both the DIY retail and commercial business customer with items needed to complete home improvement, repair, maintenance or construction projects. See Note 14 on page 38 of the Annual Report to Security Holders for fiscal year ended January 31, 2003 for the table illustrating sales by product category for each of the last three fiscal years.

Excluding special order vendors, the Company sources its products from approximately 7,000 merchandise vendors worldwide, with no single vendor accounting for more than 4% of total purchases. The Company is not dependent upon any single vendor. To the extent possible, the Company utilizes its Global Sourcing Division to purchase directly from foreign manufacturers and avoid third party importers. Management believes that alternative and competitive suppliers are available for virtually all its products, further increasing opportunities for product quality and gross margins. Lowe's has begun to cultivate and execute vendor alliance partnerships with key vendor partners in an effort to enhance our market share where such partnerships are advantageous to the customer, Lowe's and the vendors. Lowe's is also concentrating on the electronic exchange of item and order information with our vendors, which provides for data integrity and reduction of errors that leads to fewer returns and order changes. This allows store employees to focus on customer service and invest more time in selling rather than administrative functions. It also allows rapid expansion of the Special Order item base to expand product offerings.

In order to maintain appropriate inventory levels in stores and to improve distribution efficiencies, the Company operates nine highly automated regional distribution centers (RDC's). The current RDC's are strategically located in North Carolina, Georgia, Indiana, Pennsylvania, Texas, California, Ohio and Wyoming. Each Lowe's store is served by one of these RDC's. The Company also operates nine smaller support facilities in order to distribute merchandise that requires special handling due to size or type of packaging, such as lumber, various imports and building materials. Approximately 50% of the merchandise purchased by the Company is shipped through its distribution facilities, while the remaining portion is shipped directly to stores from vendors. Construction on an additional regional distribution center is scheduled to begin in 2003 in Poinciana, FL. The Company also expects to open approximately 3 to 5 additional flatbed distribution centers in 2003. These facilities will handle lumber, boards, panel products and building materials. Also, long-length items such as irrigation pipe, vinyl sidings and ladders will be distributed through these facilities.

Marketing

The Company reaches target customers through a mixture of television, radio, direct mail, newspaper, event sponsorships, Internet and in-store programs. Each marketing initiative is based on understanding current and prospective customers. The Company has a strategic alliance with the HGTV network that allows it to utilize a substantial portion of the commercial airtime in which only the Company's and its vendors' commercials are aired. This is one of a half dozen media partnership programs which the Company employs in an effort to build the image and equity of the Lowe's brand, while complementing the core media and marketing programs. Additionally, the Company hosts customer hospitality events through its Team 48 NASCAR sponsorship, supports the wide-ranging activities of the Home Safety Council and utilizes its proprietary credit programs to drive customer traffic and purchases.

In 2002, the Company continued to introduce or redefine programs to respond to the changing needs and lifestyles of targeted customers. Primary to this effort is the Company's initiative to serve commercial business customers. The Company has responded to the special needs of this customer group by carrying more professional brands, increasing in-stock quantities for bigger jobs and testing various marketing approaches in an effort to win the loyalty of commercial customers. The Company continues to emphasize installed sales and currently has thirty-seven assortments available where customers can have installation arranged through Lowe's stores. In addition, kiosks are available in departments such as appliances, home decor/flooring, electrical/lighting, millwork, hardware, seasonal, plumbing and tools for our customer's special product ordering in addition to what is made available on Lowes.com. Some of these kiosks are technology based and some are literature based, but all facilitate the ability of the customer to special order to fit their home improvement needs.

Competition

The home improvement retailing business is highly competitive. The principal competitive factors are price, location, customer service, product and brand selection and name recognition. The Company competes with a number of traditional hardware, plumbing, electrical and home supply retailers, as well as other chains of warehouse home improvement stores and lumber yards in most of its market areas. In addition, the Company competes, with respect to some of its products, with discount stores, mail order firms and warehouse clubs.

Lowe's is the second largest retailer of home improvement products in the world. Due to the large number and variety of competitors, management is unable to precisely measure the Company's market share in its existing market areas. However, Lowe's defines the market segments that it serves as DIY, appliances, lawn & garden, home decor, repair/remodeling, specialty trade contractor and property management.

Information Systems

The Company is continuously assessing and upgrading its information systems in an effort to support growth, to control costs and to enable better decision-making. During the last six years, the Company has made a substantial investment in developing and purchasing new computer systems. Lowe's has a point of sale system, electronic bar code scanning system, various design systems and dual UNIX Servers in each of its stores. Store information is communicated to the support center's central computer via a terrestrial based (frame relay) network with back up being provided by a satellite based wide area network. These systems provide customer checkout with automated credit card approval and also provide store-based perpetual inventory information. In addition, the systems also provide labor planning and item movement experience. These computers supply the general office functions with the information needed to support the stores, including centralized inventory replenishment.

Employees

As of January 31, 2003, the Company employed approximately 123,000 full-time and 30,000 part-time employees, none of which are covered by any collective bargaining agreements. Management considers its relations with its employees to be good.

Available Information

The Company's Internet web-site address is: www.lowes.com. The Company makes available free of charge through its web-site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2 - Properties

At January 31, 2003, the Company operated 854 stores with a total of 94.7 million square feet of selling space. Lowe's currently has two prototype stores, a 116,000 square-foot store for large markets and a 94,000 square-foot store used primarily to serve smaller markets. Both prototypes include a lawn and garden center averaging an additional 25,000 square feet. Of the total stores operating at January 31, 2003, approximately 74% of the facilities are owned, with the remainder being leased. Approximately 45% of these leases are capital leases. The Company also owns and operates nine regional distribution centers and nine smaller support facilities, four of which are reload centers for lumber and building commodities. The Company's general offices are located in Wilkesboro, North Carolina and occupy several buildings. In the third quarter of fiscal 2003, the corporate offices are scheduled to be expanded to include a new customer support center located in Mooresville, North Carolina.

Item 3 - Legal Proceedings

The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered material to the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2003.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

Name	Age	Title
Robert L. Tillman	59	Chairman of the Board since 1998 and Chief Executive Officer since 1996.

Theresa A. Anderson	45

Senior Vice President, Merchandising Sales and Service since 2001; Senior Vice President, Operations & Merchandising Support, 2000 - 2001; Vice President, Store Support, 1999 - 2000; Vice President, Merchandising, 1998 - 1999; Divisional Merchandising Manager, 1996 - 1998.

Kenneth W. Black, Jr.	43	Senior Vice President and Chief Accounting Officer since 1999; Vice President and Corporate Controller, 1997 - 1999.

Gregory M. Bridgeford	48	Senior Vice President, Business Development since 1999; Senior Vice President, Marketing, 1998 - 1999; Senior Vice President and General Merchandise Manager, 1996 - 1998.

Michael K. Brown	39

Senior Vice President, Store Operations - Western Division since 2001; Vice President, Specialty Sales, 1999 - 2001; Regional Vice President, Northeast Division, 1998 - 1999; Merchandising Vice President, Lawn and Garden, Bag Goods/Chemicals and Outdoor Power Equipment, 1996 - 1998.

Charles W. Canter, Jr.	52

Senior Vice President, Store Operations - Northern Division since 1999; Senior Vice President and General Merchandise Manager, Building Materials, 1998 - 1999; Vice President, Merchandising - Millwork, 1998; Regional Vice President, Store Operations, 1993 - 1998.

Robert J. Gfeller, Jr.	41	Senior Vice President, Marketing and Advertising since 2000; Vice President, Marketing, 1999 - 2000; Coca-Cola USA Corp., 1996 - 1999.
		-7-

Stephen A. Hellrung	55	Senior Vice President, General Counsel and Secretary since 1999; The Pillsbury Company, 1997 - 1998; Bausch & Lomb, Incorporated, 1982 - 1997.

A. Lee Herring	49	Senior Vice President, Distribution since 2001; Senior Vice President, Logistics, 1996 - 2001.

Robert F. Hull, Jr.	38	Senior Vice President and Chief Financial Officer since 2003; Vice President Financial Planning & Analysis, 1999 - 2003; Shoe Show, Inc., Controller, 1997 - 1999.

Perry G. Jennings	45	Senior Vice President, Human Resources since 1999, Vice President, Operations and Merchandising Support, 1998.

John L. Kasberger	57

Senior Vice President and General Merchandising Manager, Hardlines since 2001; Vice President, Merchandising -Appliances/Kitchens, 2000 - 2001; Vice President, Internet Merchandising, 1999 - 2000; Vice President, Merchandising - Appliances, 1998 - 1999; Divisional Merchandise Manager, 1992 - 1998.

John R. Manna, Jr.	45	Vice President and Corporate Controller since 2000, Assistant Controller, 1999 - 2000; Director of Corporate Accounting, 1996 - 1999.

Michael K. Menser	49	Senior Vice President and General Merchandising Manager, Home Decor since 1998; Vice President, Logistics, 1996 - 1998.

Robert A. Niblock	40	President since 2003; Executive Vice President, 2001 - 2003, and Chief Financial Officer, 2000 - 2003; Senior Vice President, Finance, 1999 - 2000; Vice President and Treasurer, 1997 - 1998.

Dale C. Pond	57

Senior Executive Vice President - Merchandising/Marketing since 2003; Executive Vice President, Merchandising, 2001 - 2003; Executive Vice President, Chief Merchandising Officer, 2000 -2001; Executive Vice President, Merchandising and Marketing, 1998 - 2000; Senior Vice President, Marketing, 1993 - 1998.

David E. Shelton	56	Senior Vice President, Real Estate/Engineering and Construction since 1997.

Eric D. Sowder	48	Senior Vice President, Logistics since 2002; Vice President, Logistics, 1998 - 2002; Vice President of Merchandising, 1998.

John David Steed	51

Senior Vice President and General Merchandising Manager, Building Products since 2001; Vice President, Merchandising - Western Division, 1999 - 2001; Vice President, Merchandising - Fashion Plumbing/Electrical, 1998 - 1999.

		-8-
Larry D. Stone	51	Senior Executive Vice President - Operations since 2003; Executive Vice President, Store Operations, 2001 - 2003; Executive Vice President and Chief Operating Officer, 1997 - 2001.

Steven M. Stone	41

Senior Vice President and Chief Information Officer since 2003; Vice President of Information Technology Strategy, 2002 - 2003; Vice President of MIS Operations, 1999 - 2002; Vice President of Information Resources, 1997 - 1999.

Gregory J. Wessling	51

Senior Vice President, Store Operations - Southern Division since 1999; Senior Vice President, Store Operations - Eastern Division, 1998 - 1999; Senior Vice President and General Merchandise Manager, 1996 - 1998.

Part II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

Lowe's common stock is traded on the New York Stock Exchange, Inc. (NYSE). The ticker symbol for Lowe's is LOW. As of January 31, 2003, there were 25,405 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 40 of the Annual Report to Security Holders for fiscal year ended January 31, 2003 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

Item 6 - Selected Financial Data

See page 41 of the Annual Report to Security Holders for the fiscal year ended January 31, 2003.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 24 and "Disclosure Regarding Forward-Looking Statements" on page 19 of the Annual Report to Security Holders for the fiscal year ended January 31, 2003.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" beginning on page 23 of the Annual Report to Security Holders for the fiscal year ended January 31, 2003.

Item 8 - Financial Statements and Supplementary Data

See the "Independent Auditors' Report" of Deloitte & Touche LLP on page 18 and the financial statements and notes thereto on pages 25 through 38, and the "Selected Quarterly Data" on page 41 of the Annual Report to Security Holders for the fiscal year ended January 31, 2003.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10 - Policies on Business Conduct and Ethics

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the Code). The Code is designed to insure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of our summary of the Code can be found at www.lowes.com, under the "Company Info." and "Lowe's Code of Business Ethics" captions. If you would like to receive a free copy of the complete Code, please contact Shareholder Services at 336-658-5239.

Part III

Item 10 - Directors and Executive Officers of the Registrant

See "Election of Directors", "Information Concerning the Nominees," and "Information Concerning Continuing Directors" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 31, 2003.

Item 11 - Executive Compensation

See "Compensation of Executive Officers", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 31, 2003. Information included under the captions "Report of the Compensation and Organization Committee" and "Performance Graph" is not incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Lowe's equity compensation plans. The information is as of January 31, 2003.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holder	21,433,378	$33.37	30,797,003 (3)

Equity compensation plans not approved by security holders	--	--	--

Total	21,433,378	$33.37	30,797,003 (3)

(1) This column contains information regarding employee stock options and deferred shares only; there are no warrants or stock appreciation rights outstanding.

(2) This column does not include 19,647,633 and 2,500,000 shares available under the 401(k) retirement plan and Benefit Restoration Plan, respectively, in accordance with SEC rules.

(3) Includes the following:

* 20,891,436, 2,059,958 and 1,398,360 shares, respectively, available for grants under the Company's three stock incentive plans, referred to as the "2001", "1997" and "1994" Incentive Plans. Under these plans, incentive and non-qualified stock options may be granted to key employees. No awards may be granted after 2011 under the 2001 plan, 2007 under the 1997 plan, and 2004 under the 1994 plan. Stock options generally have terms of 7 years, normally vest evenly over 3 years, and are assigned an exercise price of not less than the fair market value of the Company's stock on the date of grant.

*352,000 shares under the Lowe's Companies, Inc. Directors' Stock Option Plan. During the term of the Plan, each non-employee Director will be awarded 4,000 options on the date of the first board meeting after each annual meeting of the Company's shareholders (the award date). The maximum number of shares available for grant under the Plan is 500,000, subject to adjustment. No awards may be granted under the Plan after the award date in 2008. The options vest evenly over three years, expire after seven years and are assigned a price equal to the fair market value of the Company's common stock on the date of grant.

* 6,095,249 shares available under the Employee Stock Purchase Plan. Eligible employees may participate in the purchase of designated shares of the Company's common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in the definitive Proxy Statement, which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 31, 2003.

Item 13 - Certain Relationships and Related Transactions

See "Information about the Board of Directors and Committees of the Board" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 31, 2003.

Item 14 - Controls and Procedures

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, which was conducted within 90 days of the filing of this annual report on Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's most recent evaluation.

Part IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)1.	Financial Statements
See the following items and page numbers appearing in the Annual Report to Security Holders for the fiscal year ended January 31, 2003:
Page(s)
	Independent Auditor's Report	18

Consolidated Statements of Earnings for each of the three
	fiscal years in the period ended January 31, 2003	25

Consolidated Balance Sheets at January 31, 2003 and
	February 1, 2002	26

Consolidated Statements of Shareholders' Equity for each
	the three fiscal years in the period ended January 31, 2003	27

Consolidated Statements of Cash Flows for each of the
	fiscal years in the period ended January 31, 2003	28

Notes to Consolidated Financial Statements for each of
	the three fiscal years in the period ended January 31, 2003	29-38

2.	Financial Statement Schedules
Schedules are omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

3.	Exhibits

(3.1)	Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 14,
2001 and incorporated by reference herein).

(3.2)	Bylaws, as amended (filed as Exhibit 3.2 to the Company's Form 10-K dated April 13, 2001 and amended on July 12, 2001 and incorporated by reference herein)

(4.1)	Amended and Restated Rights Agreement, dated December 2, 1999 between the Company and
Equiserve Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 2 of
Amendment No. 2 to the Company's Registration Statement on Form 8-A dated on February 14, 2000, as amended by Exhibit 1 of Amendment No. 3 to the Company's Registration Statement on Form 8-A, dated
March 2, 2000).

(10.1)	Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994 (filed as Exhibit
10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(10.2)	Lowe's Companies, Inc. Directors' Stock Incentive Plan (filed on the Company's Form S-8 dated July 8,
1994 (No. 33-54497) and incorporated by reference herein).

-12-
(10.3)	Lowe's Companies, Inc., 1994 Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No.
33-54499) and incorporated by reference herein).

(10.4)	Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 9, 1994 (filed as Exhibit
10.9 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(10.5)	Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated September 17, 1998 (filed as
Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(10.6)	Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 4, 1998 (filed as Exhibit
10.11 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(10.7)	Lowe's Companies, Inc. 1997 Incentive Plan (filed on the Company's Form S-8 dated August 29, 1997
(No. 333-34631) and incorporated by reference herein).

(10.8)	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998 (filed as Exhibit
10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(10.9)	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998 (filed as
Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(10.10)	Lowe's/Eagle Stock Option Plan (filed as Exhibit 4.2 on the Company's Form S-8 filed April 7, 1999 (No.
333-75793) and incorporated by reference herein).

(10.11)	Lowe's Companies, Inc. Directors' Stock Option Plan (filed on the Company's Form S-8 dated October
21, 1999 (No. 333-89471) and incorporated by reference herein).

(10.12)	Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone (filed on the
Company's Form S-8 dated May 2, 2000 (No. 333-36096) and incorporated by reference herein).

(10.13)	Lowe's Companies, Inc. 2001 Incentive Plan (filed on the Company's Form S-8 dated November 15, 2001
(No. 333-73408) and incorporated by reference herein).

(10.14)	Indenture dated April 15, 1992 between the Company and Bank One, N.A., Successor Trustee to
Chemical Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3
(No. 33-47269) and incorporated by reference herein).

(10.15)	Lowe's Companies Benefit Restoration Plan (filed on the Company's Form S-8 dated August 8, 2002 (No.
333-97811) and incorporated by reference herein).

(10.16)	Amended and Restated Indenture, dated as of December 1, 1995, between the Company and Bank One,
N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated
December 15, 1995, and incorporated by reference herein).

-13-
(10.17)	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture
dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First
National Bank of Chicago (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K dated
April 19, 1999, and incorporated by reference herein).

(10.18)	Second Supplemental Indenture, dated as of October 19, 2001, to the Amended and Restated Indenture
dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First
National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

(10.19)	Indenture between the Company and The Bank of New York, dated as of February 16, 2001 (filed as
Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

(10.20)	Form of the Company's 6 3/8 % Senior Note due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

(10.21)	Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 on Form 8-K dated
February 20, 1998, and incorporated by reference herein).

(10.22)	Form of the Company's 6 1/2 % Debenture due March 15, 2029 (filed as Exhibit 10.6 to the Company's
Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(10.23)	Form of the Company's 8 1/4 % Notes due June 1, 2010 (filed as Exhibit 4.2 on Form 8-K dated June 8,
2000, and incorporated by reference herein).

(10.24)	Form of the Company's 7 1/2 % Notes due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated
December 20, 2000, and incorporated by reference herein).

(10.25)	Form of the Company's 2.5 % Liquid Yield Option Notes due February 16, 2021 (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

(10.26)	Form of the Company's Senior Convertible Notes due October 19, 2021 (filed as Exhibit 4.2 on Form
8-K dated October 25, 2001, and incorporated by reference herein).

(10.27)	Form of the Company's Management Continuity Agreement for Senior Officers (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended February 1, 2002, and incorporated by reference herein).

(10.28)	Form of the Company's Management Continuity Agreement for Executive Officers (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended February 1, 2002, and incorporated by reference herein).

(13)	Portions of the Annual Report to Security Holders for the fiscal year ended January 31, 2003.

(21)	List of Subsidiaries.

(23)	Consent of Deloitte & Touche LLP

(99.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

-14-
(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

b)	Reports on Form 8-K

There were no reports filed on Form 8-K by the registrant during the quarter ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE'S COMPANIES, INC.
(Registrant)

April 4, 2003	By: /s/ Robert L. Tillman
Date	Robert L. Tillman
Chairman of the Board and Chief Executive Officer

April 4, 2003	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Senior Vice President and Chief Financial Officer

April 4, 2003	By: /s/ Kenneth W. Black, Jr.
Date	Kenneth W. Black, Jr.
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Robert F. Hull, Jr., Kenneth W. Black, Jr. and Stephen A. Hellrung, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Robert L. Tillman	Chairman of the Board of Directors,	April 4, 2003
Robert L. Tillman	Chief Executive Officer and Director	Date

/s/ Leonard L. Berry	Director	April 4, 2003
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	April 4, 2003
Peter C. Browning		Date
-15-

/s/ Paul Fulton	Director	April 4, 2003
Paul Fulton		Date

/s/ Dawn E. Hudson	Director	April 4, 2003
Dawn E. Hudson		Date

/s/ Robert A. Ingram	Director	April 4, 2003
Robert A. Ingram		Date

/s/ Kenneth D. Lewis	Director	April 4, 2003
Kenneth D. Lewis		Date

/s/ Richard K. Lochridge	Director	April 4, 2003
Richard K. Lochridge		Date

/s/ Claudine Malone	Director	April 4, 2003
Claudine Malone		Date

/s/ Thomas D. O'Malley	Director	April 4, 2003
Thomas D. O'Malley		Date

/s/ Robert G. Schwartz	Director	April 4, 2003
Robert G. Schwartz		Date

CERTIFICATIONS

I, Robert L. Tillman, Chairman of the Board and Chief Executive Officer of Lowe's Companies, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Lowe's Companies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       /s/ Robert L. Tillman
Name:  Robert L. Tillman
Title:    Chairman of the Board and
             Chief Executive Officer
Date:    April 9, 2003

I, Robert F. Hull, Jr., Senior Vice President and Chief Financial Officer of Lowe's Companies, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Lowe's Companies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      /s/ Robert F. Hull, Jr.
 Name: Robert F. Hull, Jr.
Title:   Senior Vice President and
            Chief Financial Officer
Date:   April 9, 2003