Form 10-Q
period 2003-05-02
LOWES COMPANIES INC
filed 2003-06-13
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7898

LOWE'S COMPANIES, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)

56-0578072 (I.R.S. Employer Identification No.)

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

CLASS Common Stock, $.50 par value

OUTSTANDING AT MAY 30, 2003 783,521,035

24

TOTAL PAGES

LOWE'S COMPANIES, INC. - INDEX -
Page No.
PART 1 - Financial Information
Consolidated Balance Sheets - May 2, 2003 (Unaudited),
May 3, 2002 (Unaudited) and January 31, 2003	3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three months
ended May 2, 2003 and May 3, 2002	4

Consolidated Statements of Cash Flows (Unaudited) -
three months ended May 2, 2003 and May 3, 2002	5

Notes to (Unaudited) Consolidated Financial Statements	6-9

Management's Discussion and Analysis of	10-16
Financial Condition and Results of Operations

Independent Accountant's Report	17

Item 4 - Controls and Procedures	18

PART II - Other Information	19-21
Item 6 (a) - Exhibits
Item 6 (b) - Reports on Form 8-K
Signature
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX	22

Lowe's Companies, Inc. Consolidated Balance Sheets In Millions, Except Par Value Data
	(Unaudited) May 2, 2003	(Unaudited) May 3, 2002	January 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 1,600	$ 1,476	$ 853
Short-term investments	77	48	273
Accounts receivable - net	189	193	172
Merchandise inventory	4,864	4,360	3,968
Deferred income taxes	72	97	58
Other assets	251	267	244

Total current assets	7,053	6,441	5,568

Property, less accumulated depreciation	10,545	8,992	10,352
Long-term investments	132	19	29
Other assets	170	159	160

Total assets	$ 17,900	$ 15,611	$ 16,109

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings	$ 50	$ 100	$ 100
Current maturities of long-term debt	30	60	29
Accounts payable	3,069	2,740	1,943
Employee retirement plans	27	136	88
Accrued salaries and wages	169	175	306
Other current liabilities	1,570	1,286	1,162

Total current liabilities	4,915	4,497	3,578

Long-term debt, excluding current maturities	3,733	3,736	3,736
Deferred income taxes	499	314	478
Other long-term liabilities	18	7	15

Total liabilities	9,165	8,554	7,807

Shareholders' equity:
Preferred stock - $5 par value, none issued
Common stock - $.50 par value;
Shares Issued and Outstanding
May 2, 2003 783
May 3, 2002 777
January 31, 2003 782	392	389	391
Capital in excess of par	2,055	1,856	2,023
Retained earnings	6,288	4,812	5,887
Accumulated other comprehensive income (loss)	-	-	1

Total shareholders' equity	8,735	7,057	8,302

Total liabilities and shareholders' equity	$ 17,900	$ 15,611	$ 16,109

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Current and Retained Earnings (Unaudited) In Millions, Except Per Share Data
	Three Months Ended
	May2, 2003		May 3, 2002
Current Earnings	Amount	Percent	Amount	Percent
Net Sales	$ 7,211	100.00	$ 6,471	100.00
Cost of Sales	4,973	68.96	4,548	70.29
Gross Margin	2,238	31.04	1,923	29.71
Expenses:
Selling, general and administrative	1,314	18.22	1,141	17.64
Store opening costs	19	0.26	37	0.57
Depreciation	180	2.50	145	2.24
Interest	48	0.67	47	0.73
Total expenses	1,561	21.65	1,370	21.18
Pre-tax earnings	677	9.39	553	8.53
Income tax provision	256	3.55	207	3.19
Net earnings	$ 421	5.84	$ 346	5.34

Shares outstanding - Basic	783		777
Basic earnings per share	$ 0.54		$ 0.45
Shares outstanding - Diluted	802		798
Diluted earnings per share	$ 0.53		$ 0.44

Retained Earnings
Balance at beginning of period	$ 5,887		$ 4,482
Net earnings	421		346
Cash dividends	(20)		(16)
Balance at end of period	$ 6,288		$ 4,812

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Cash Flows (Unaudited) In Millions
	Three Months Ended
	May 2, 2003	May 3, 2002
Cash Flows from Operating Activities:
Net Earnings	$ 421	$ 346
Adjustments to Reconcile Net Earnings to Net Cash Provided By Operating Activities:
Depreciation and Amortization	184	150
Deferred Income Taxes	7	4
Loss on Disposition/Writedown of Fixed and Other Assets	7	9
Stock-based Compensation Expense	5	-
Tax Effect of Stock Options Exercised	4	6
Changes in Operating Assets and Liabilities:
Accounts Receivable - Net	(17)	(27)
Merchandise Inventory	(896)	(749)
Other Operating Assets	(8)	(69)
Accounts Payable	1,126	1,026
Employee Retirement Plans	(61)	33
Other Operating Liabilities	274	445
Net Cash Provided by Operating Activities	1,046	1,174

Cash Flows from Investing Activities:
Decrease (Increase) in Investment Assets:
Short-Term Investments	206	10
Purchase of Long-Term Investments	(164)	(2)
Proceeds from Sale/Maturity of Long-Term Investments	47	-
Increase in Other Long-Term Assets	(16)	(9)
Fixed Assets Acquired	(392)	(501)
Proceeds from the Sale of Fixed and Other Long-Term Assets	19	4
Net Cash Provided by Investing Activities	(300)	(498)

Cash Flows from Financing Activities:
Repayment of Long-Term Debt	(7)	(7)
Proceeds from Stock Options Exercised	28	24
Cash Dividend Payments	(20)	(16)
Net Cash Provided by Financing Activities	1	1

Net Increase in Cash and Cash Equivalents	747	677
Cash and Cash Equivalents, Beginning of Period	853	799
Cash and Cash Equivalents, End of Period	$ 1,600	$ 1,476

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants and, in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of May 2, 2003, and the results of operations and the cash flows for the three months ended May 2, 2003 and May 3, 2002.

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: Earnings Per Share (EPS) - Basic earnings per share (EPS) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The dilutive effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted earnings per share for the three months ended May 2, 2003 because none of the conditions that would permit conversion had been satisfied during the period. The calculation is detailed below (in millions, except per share data):

	Three Months Ended
	May 2, 2003	May 3, 2002
Net earnings	$ 421	$ 346
Weighted average shares outstanding	783	777
Basic earnings per share	$ 0.54	$ 0.45

Net earnings	$ 421	$ 346
Tax-effected interest expense attributable to 2.5% convertible notes	3	3
Net earnings assuming dilution	$ 424	$ 349
Weighted average shares outstanding	783	777
Effect of potentially dilutive securities:
2.5% convertible notes	16	16
Employee stock option plans	3	5
Weighted average number of common shares assuming dilution	802	798
Diluted Earnings Per Share	$ 0.53	$ 0.44

Note 3: Property - Property is shown net of accumulated depreciation of $2.6 billion at May 2, 2003, $2.1 billion at May 3, 2002 and $2.5 billion at January 31, 2003.

Note 4: Supplemental Disclosure

Supplemental disclosures of cash flow information (in millions):

	Three Months Ended
	May 2, 2003	May 3, 2002
Cash paid for interest (net of amount capitalized)	$ 55	$ 56
Cash paid for income taxes	20	7,030

Non-cash investing and financing activities:
Common stock issued to ESOP	-	23
Fixed assets acquired under capital lease	-	4

Note 5: Credit Arrangements - The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006, and a $400 million 364-day tranche, expiring in July 2003, which is renewable annually. The Company intends to renew this facility in July 2003. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants which include maintenance of a specific ratio, among others. The Company was in compliance with these covenants at May 2, 2003. Sixteen banking institutions are participating in the $800 million senior credit facility and as of May 2, 2003, there were no outstanding loans under the facility.

The Company also has a $100 million revolving credit and security agreement with a financial institution, expiring in November 2003, which is renewable for successive periods not to exceed 364 days each. Interest rates under this agreement are determined at the time of borrowing based on market conditions in accordance with the terms of the agreement. The Company had $50 million outstanding under this agreement at May 2, 2003, and $163.9 million in accounts receivable pledged as collateral.

Note 6: Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $420.6 and $345.7 million compared to net earnings of $420.6 and $345.8 million for the three months ended May 2, 2003 and May 3, 2002, respectively.

Note 7: Accounting for Stock-Based Compensation - The Company has three stock incentive plans which are described more fully in Note 9 to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003. Prior to fiscal 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Therefore, no stock-based employee compensation is reflected in fiscal 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective February 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation,"

prospectively for all employee awards granted, modified or settled after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net income for the three months ended May 2, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. During the three months ended May 2, 2003, the Company recognized compensation expense, totaling $5 million, relating to stock options and awards granted in that period, which generally vest over three years.

The fair value of each option grant is estimated using the Black-Scholes option pricing model.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.
(In millions, except per share data)
Three Months Ended
	May 2, 2003	May 3, 2002
Net income, as reported	$ 421	$ 346

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards net of related tax effects not reported in net income	(16)	(21)

Pro forma net income	405	325

Earnings per share:
Basic - as reported	$ 0.54	$ 0.45
Basic - pro forma	$ 0.52	$ 0.42

Diluted - as reported	$ 0.53	$ 0.44
Diluted - pro forma	$ 0.51	$ 0.41

Note 8: Recent Accounting Pronouncements - In November 2002, the Emerging Issues Task Force ("EITF") issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 provides guidance for classification in the reseller's income statement for various circumstances under which cash consideration is received from a vendor by a reseller. In addition, the issue also provides guidance concerning how cash consideration relating to rebates or refunds should be recognized and measured. This standard became effective for the Company for all vendor reimbursement agreements entered into or modified after December 31, 2002.

The Company has historically treated volume related discounts or rebates as a reduction of inventory cost and reimbursements of operating expenses received from vendors as a reduction of those specific expenses. The Company's accounting treatment for these vendor provided funds is consistent with EITF 02-16 with the exception of certain cooperative advertising allowances. The Company previously treated these funds as a reduction of the overall advertising expense. Under EITF 02-16, cooperative advertising allowances should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental, identifiable costs incurred by the customer to sell the vendor's product. The Company does not expect this issue to have a material impact on the fiscal 2003 financial statements since substantially all of the cooperative advertising allowance agreements for fiscal 2003 were entered into prior to December 31, 2002. The Company has assessed the historic volume of cooperative advertising reimbursements that have been received in order to determine which of these reimbursements would meet the specific, identifiable and incremental criteria outlined under this issue and accordingly, qualify as a direct offset to advertising expense. Based on the Company's analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, the Company has elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory and recognize them as a reduction to cost of goods sold when the inventory is sold.

The Company estimates that this one time change in accounting will reduce fiscal 2004 EPS by approximately $0.12 per share and fiscal 2005 EPS by approximately $0.01 per share.  The $0.01 per share impact in fiscal 2005 represents the estimated growth in cooperative advertising allowances from fiscal 2004 to fiscal 2005.  This reflects the cooperative advertising allowances capitalized into inventory in 2005 less the $0.12 impact from 2004 that will be recognized in 2005 as the inventory is sold.  There will be no impact on the Company's cash flows or the expected amount of funds to be received from vendors.  The earnings impact recognized in fiscal 2004, the fiscal year of the initial implementation of EITF 02-16, will not be recurring in subsequent years.  Earnings in these subsequent years would be impacted only by future net changes in cooperative advertising programs.

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain instances stated within SFAS No. 149 and for hedging relationships designated after June 30, 2003. Management does not believe the initial adoption of this standard will have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non public entities. Management does not believe the initial adoption of this standard will have a material impact on the Company's financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the quarter ended May 2, 2003. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company's significant accounting polices are described in Note 1 to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003. Management believes that the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

Merchandise Inventory

The Company records an inventory reserve for the loss associated with selling discontinued inventories below cost. This reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves. The Company also records an inventory reserve for the estimated shrinkage between physical inventories. This reserve is primarily based on actual shrinkage from previous physical inventories. Changes in actual shrinkage from completed physical inventories could result in revisions to previously estimated shrinkage accruals. Management believes it has sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.

Vendor Funds

The Company receives funds from vendors in the normal course of business for a variety of reasons including purchase volume rebates, cooperative advertising allowances, and third party in-store service related costs. Volume related rebates are recorded based on estimated purchase volumes and historical experience and are treated as a reduction of inventory costs at the time of purchase. Vendor funds received for third party in-store service related costs and other vendor funds received as a reimbursement of specific, incremental and identifiable costs are recognized as a reduction of the related expense. Cooperative advertising allowances provided by vendors have historically been used to offset the Company's overall advertising expense.

Under the guidance set forth in Emerging Issues Task Force (EITF) 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor," cooperative advertising allowances should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental, identifiable costs incurred by the customer to sell the vendor's product. Under the transition rules set forth in EITF 02-16, this treatment is required for all agreements entered into or modified after December 31, 2002. The Company does not expect this issue to have a material impact on the fiscal 2003 financial statements since substantially all of the cooperative advertising allowance agreements for fiscal 2003 were entered into prior to December 31, 2002. The Company has assessed the historic volume of cooperative advertising reimbursements that have been received in order to determine which of these reimbursements would meet the specific, identifiable and incremental criteria outlined under this issue and accordingly, qualify as a direct offset to advertising expense. Based on the Company's analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, the Company has elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory and recognize them as a reduction to cost of goods sold when the inventory is sold.

The Company estimates that this one time change in accounting will reduce fiscal 2004 EPS by approximately $0.12 per share and fiscal 2005 EPS by approximately $0.01 per share.  The $0.01 per share impact in fiscal 2005 represents the estimated growth in cooperative advertising allowances from fiscal 2004 to fiscal 2005.  This reflects the cooperative advertising allowances capitalized into inventory in 2005 less the $0.12 impact from 2004 that will be recognized in 2005 as the inventory is sold.  There will be no impact on the Company's cash flows or the expected amount of funds to be received from vendors.  The earnings impact recognized in fiscal 2004, the fiscal year of the initial implementation of EITF 02-16, will not be recurring in subsequent years.  Earnings in these subsequent years would be impacted only by future net changes in cooperative advertising programs.

Self-Insurance

The Company is self-insured for certain losses relating to worker's compensation, automobile, general and product liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

Stock-Based Compensation

The Company has three stock incentive plans which are described more fully in Note 9 to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003. Prior to fiscal 2003, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective February 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted, modified or settled after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net income for the three months ended May 2, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. See Note 7 to the Consolidated Financial Statements for further description and disclosures in accordance with the requirements of SFAS No. 148.

OPERATIONS

For the first quarter of fiscal 2003, sales increased 11.4% to $7.2 billion, comparable store sales for the quarter increased 0.1%, and net earnings rose 21.7% to $421 million compared to last year's first quarter results. Diluted earnings per share were $0.53 compared to $0.44 for the comparable quarter of last year.

The sales increase during the first quarter of 2003 was primarily attributable to the addition of 11.2 million square feet of retail selling space relating to new and relocated stores since last year's first quarter. The Company's total sales and comparable store sales were lower than expected during the first quarter primarily due to adverse weather conditions experienced throughout a large portion of the Company's markets in the late winter and early spring seasons. In addition, deflation in lumber and building materials prices resulted in an unfavorable impact on comparable store sales of approximately 50 basis points. Several product categories generated above average performance during the first quarter including rough plumbing, building materials, hardware, nursery, seasonal living, paint, windows and walls, cabinets, flooring and home organization. Appliances performed at approximately the overall corporate average.

Gross margin was 31.04% of sales for the quarter ended May 2, 2003 compared to 29.71% for last year's comparable quarter. The increase in margin rate for the first quarter 2003 is primarily due to a reduction in inventory costs, product mix improvements and lower inventory shrinkage.

Selling, general and administrative expenses (SG&A) were 18.22% of sales versus 17.64% in last year's first quarter. SG&A increased by 15.2% compared to the 11.4% increase in sales for the quarter. The de-leverage during the first quarter was primarily due to increased store salaries resulting from planned staffing in anticipation of a normal spring season. In addition, higher energy and snow removal costs and compensation expense relating to stock options recognized in the current year of approximately $5 million also contributed to the de-leverage in SG&A in the first quarter of fiscal 2003.

Store opening costs were $19 million for the quarter ended May 2, 2003 compared to $37 million last year. This represents costs associated with the opening of 21 stores during the current year's first quarter (21 new and 0 relocated) compared to 46 stores for the comparable period last year (42 new and 4 relocated). Charges in this quarter for future and prior openings were $5 million during both the first quarter of 2003 and 2002. The Company's 2003 expansion plans are discussed under "Liquidity and Capital Resources" below.

Depreciation was $180 million for the quarter ended May 2, 2003. This represents an increase of 24% over last year's first quarter. The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program, the purchase of all the Company's short-term financing leases and the increase in the percentage of owned locations since last year's first quarter. At the end of the current year's first quarter, the Company owned 76% of total locations compared to 73% in the prior year's first quarter.

Interest expense increased from $47 million to $48 million for the quarter ended May 2, 2003.

The Company's effective income tax rate was 37.8% for the quarter ended May 2, 2003 compared to 37.4% for last year's comparable period. The higher rate during 2003 is primarily related to expansion into states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's significant contractual obligations as of May 2, 2003.

Contractual obligations (In millions)	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term debt	$ 50	$ 50	$ -	$ -	$ -
Long-term debt (net of discount)	3,781	8	664	67	3,042
Capital lease obligations	811	58	118	117	518
Operating leases	3,195	210	413	406	2,166

Total contractual cash obligations	$ 7,837	$ 326	$ 1,195	$ 590	$ 5,726

The primary sources of liquidity are cash flows from operating activities and various lines of credit currently available to the Company. Net cash provided by operating activities was $1.0 billion for the three months ended May 2, 2003 and $1.2 billion for the three months ended May 3, 2002. The primary sources of cash provided by operating activities in the current year were increased net earnings and an increase in accounts payable. Working capital at May 2, 2003 was $2.1 billion compared to $1.9 billion at May 3, 2002 and $2.0 billion at January 31, 2003.

The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $392 million and $501 million for the three months ended May 2, 2003 and May 3, 2002, respectively. At May 2, 2003, the Company operated 875 stores in 45 states with 97.2 million square feet of retail selling space, a 12.9% increase over the selling space as of May 3, 2002.

Cash flows provided by financing activities were $1 million for the three months ended May 2, 2003 and May 3, 2002. Cash provided by financing activities during both the current and prior year's first quarters primarily resulted from proceeds generated by stock option exercises offset by cash dividend payments and scheduled long-term debt repayments. The ratio of long-term debt to equity plus long-term debt was 30%, 35% and 31% as of May 2, 2003, May 3, 2002 and January 31, 2003, respectively.

The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a $400 million 364-day tranche, expiring in July 2003, which is renewable annually. The Company plans to renew this facility in July 2003. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of a specific financial ratio, among others. The Company was in compliance with these covenants at May 2, 2003. Sixteen banking institutions are participating in the $800 million senior credit facility and, as of May 2, 2003, there were no outstanding loans under the facility.

The Company also has a $100 million revolving credit and security agreement with a financial institution, expiring in November 2003, which is renewable for successive periods not to exceed 364 days each. Interest rates under this agreement are determined at the time of borrowing based on market conditions in accordance with the terms of the agreement. The Company had $50 million outstanding at May 2, 2003 under this agreement, and $163.9 million in accounts receivable pledged as collateral.

The Company's 2003 capital budget is $2.9 billion, inclusive of approximately $181 million of operating or capital leases. Approximately 80% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2003 consist of approximately 130 stores, including approximately 5 relocations of older stores. This planned expansion is expected to increase sales floor square footage by approximately 15% - 16%. Approximately 1% of the 2003 projects will be build-to-suit leases, 19% will be ground leased properties and 80% will be owned. At May 2, 2003, the Company operated nine regional distribution centers. During 2003, the Company expects to begin construction on an additional regional distribution center located in Poinciana, Florida which is expected to be operational in the third quarter of 2004. The Company also expects to open approximately 3 to 5 additional flatbed network facilities in 2003 for the handling of lumber, building materials and long-length items.

The Company believes that funds from operations, leases and existing short-term lines of credit will be adequate to finance the 2003 expansion plan and other operating requirements. However, general economic downturns, fluctuations in the prices of products, unanticipated impact arising from competition and adverse weather conditions could have an effect on funds generated from operations and our expansion plans. In addition, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. There are no provisions in any agreements that would require early cash settlement of existing long-term debt or leases as a result of a downgrade in the Company's debt rating or a decrease in the Company's stock price. Holders of the Company's $580.7 million Senior Convertible notes may convert their notes into the Company's common stock during any period that the credit rating assigned to the notes is Baa3 or lower by Moody's, BBB or lower by Standard & Poor's or BBB or lower by Fitch.

Current Debt Ratings	S&P	Moody's	Fitch
Commercial paper	A1	P2	F1
Senior debt	A	A3	A

Outlook	Stable	Positive	Stable

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 provides guidance for classification in the reseller's income statement for various circumstances under which cash consideration is received from a vendor by a reseller. In addition, the issue also provides guidance concerning how cash consideration relating to rebates or refunds should be recognized and measured. This standard became effective for the Company for all vendor reimbursement agreements entered into or modified after December 31, 2002. See Note 8 to the Consolidated Financial Statements for further description of the estimated impact of EITF 02-16.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain instances stated within SFAS No. 149 and for hedging relationships designated after June 30, 2003. Management does not believe the initial adoption of this standard will have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that , under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non public entities. Management does not believe the initial adoption of this standard will have a material impact on the Company's financial statements.

MARKET RISK

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, the Company's major market risk exposure is the potential loss arising from the impact of changing interest rates on long-term debt. The Company's policy is to monitor the interest rate risks associated with this debt, and the Company believes any significant risks could be offset by variable rate instruments available through the Company's lines of credit. The Company's market risk has not changed materially since January 31, 2003. Please see the tables titled "Long-term Debt Maturities by Fiscal Year" on page 23 of the Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

FORWARD-LOOKING STATEMENTS

Our quarterly report on Form 10-Q to be filed with the Securities and Exchange Commission talks about our future, particularly in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." While we believe our expectations are reasonable, we can't guarantee them and you should consider this when thinking about statements we make that aren't historical facts. Some of the things that could cause our actual results to differ substantially from our expectations are:

(1) Our sales are dependent upon the general geopolitical environment and economic health of the country, variations in the number of new housing starts and existing home sales, the level of repairs, remodeling and additions to existing homes, commercial building activity, and the availability and cost of financing. An economic downturn affecting consumer confidence in making housing and home improvement expenditures could affect sales because a portion of our inventory is purchased for discretionary projects, which can be delayed.

(2) Our expansion strategy may be impacted by environmental regulations, local zoning issues and delays, availability and development of land, and more stringent land use regulations than we have traditionally experienced as well as the availability of sufficient labor to facilitate our growth.

(3) Many of our products are commodities whose prices fluctuate within an economic cycle, a condition especially true of lumber and plywood.

(4) Our business is highly competitive, and as we expand into new markets we may face new forms of competition, which do not exist in some of the markets we have traditionally served.

(5) The ability to continue our everyday competitive pricing strategy and provide the products that customers want depends on our vendors providing a reliable supply of inventory at competitive prices.

(6) On a short-term basis, weather may affect sales of product groups like nursery, lumber, and building materials.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Lowe's Companies, Inc.:

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of May 2, 2003 and May 3, 2002, and the related consolidated statements of current and retained earnings, and of cash flows for the three-month periods ended May 2, 2003 and May 3, 2002.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Lowe's Companies, Inc. and subsidiaries as of January 31, 2003, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation.

 /s/ Deloitte & Touche LLP

Charlotte, North Carolina

May 29, 2003

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, which was conducted within 90 days of the filing of this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective.

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

Part II - OTHER INFORMATION

Item 6 (a) - Exhibits

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Refer to the Exhibit Index on page 22.

Item 6 (b) - Reports on Form 8-K

There were no reports filed on Form 8-K by the registrant during the quarter ended May 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

June 13, 2003 Date	/s/Kenneth W. Black, Jr. Kenneth W. Black, Jr. Senior Vice President and Chief Accounting Officer

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

June 13, 2003 Date	/s/Robert L. Tillman Robert L. Tillman, Chairman of the Board and Chief Executive Officer

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

June 13, 2003 Date	/s/Robert F. Hull, Jr. Robert F. Hull, Jr., Senior Vice President and Chief Financial Officer

 Exhibit Index

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
  of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 90
  of the Sarbanes-Oxley Act of 2002.