Form 10-Q
period 2003-08-01
LOWES COMPANIES INC
filed 2003-09-12
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number	1-7898

LOWE'S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1605 Curtis Bridge Road, Wilkesboro, NC	28697
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(336) 658-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.50 par value

OUTSTANDING AT SEPTEMBER 5, 2003 785,754,069

21

TOTAL PAGES

LOWE'S COMPANIES, INC. - INDEX -
Page No.
PART 1 - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets - August 1, 2003 (Unaudited),
August 2, 2002 (Unaudited) and January 31, 2003	3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three and six months
ended August 1, 2003 and August 2, 2002	4

Consolidated Statements of Cash Flows (Unaudited) -
six months ended August 1, 2003 and August 2, 2002	5

Notes to Consolidated Financial Statements (Unaudited)	6-9

Independent Accountants' Report	10

Item 2. Management's Discussion and Analysis of Financial Condition and	11-16
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II - Other Information
Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6(a). Exhibits	19

Item 6(b). Reports on Form 8-K	19

Signature	20

Exhibit Index	21

Lowe's Companies, Inc. Consolidated Balance Sheets In Millions, Except Par Value Data
		(Unaudited) August 1, 2003	(Unaudited) August 2, 2002	January 31, 2003
Assets
Current assets:
Cash and cash equivalents		$ 1,550	$ 1,487	$ 853
Short-term investments		137	48	273
Accounts receivable - net		199	201	172
Merchandise inventory		4,652	3,987	3,968
Deferred income taxes		67	106	58
Other assets		226	182	244

Total current assets		6,831	6,011	5,568

Property, less accumulated depreciation		10,955	9,260	10,352
Long-term investments		116	14	29
Other assets		172	142	160

Total assets		$ 18,074	$ 15,427	$ 16,109

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings		$ -	$ 50	$ 50
Current maturities of long-term debt		73	44	29
Accounts payable		2,612	2,106	1,943
Employee retirement plans		40	75	88
Accrued salaries and wages		246	258	306
Other current liabilities		1,502	1,235	1,162

Total current liabilities		4,473	3,768	3,578

Long-term debt, excluding current maturities		3,684	3,733	3,736
Deferred income taxes		524	312	478
Other long-term liabilities		20	11	15

Total liabilities		8,701	7,824	7,807

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares Issued and Outstanding
August 1, 2003	785
August 2, 2002	780
January 31, 2003	782	392	390	391
Capital in excess of par		2,116	1,949	2,023
Retained earnings		6,865	5,263	5,887
Accumulated other comprehensive income		-	1	1

Total shareholders' equity		9,373	7,603	8,302

Total liabilities and shareholders' equity		$ 18,074	$ 15,427	$ 16,109

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Current and Retained Earnings (Unaudited) In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
	August 1, 2003		August 2, 2002		August 1, 2003		August 2, 2002
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net Sales	$ 8,773	100.00	$ 7,488	100.00	$ 15,984	100.00	$ 13,958	100.00
Cost of Sales	6,126	69.83	5,286	70.59	11,099	69.44	9,833	70.45
Gross Margin	2,647	30.17	2,202	29.41	4,885	30.56	4,125	29.55
Expenses:
Selling, general and administrative	1,431	16.31	1,233	16.47	2,746	17.18	2,374	17.01
Store opening costs	27	0.31	24	0.31	47	0.29	60	0.43
Depreciation	185	2.11	153	2.04	364	2.28	299	2.14
Interest	45	0.51	46	0.62	93	0.58	93	0.67
Total expenses	1,688	19.24	1,456	19.44	3,250	20.33	2,826	20.25
Pre-tax earnings	959	10.93	746	9.97	1,635	10.23	1,299	9.30
Income tax provision	362	4.13	279	3.73	618	3.87	486	3.48
Net earnings	$ 597	6.80	$ 467	6.24	$ 1,017	6.36	$ 813	5.82

Weighted average shares outstanding - Basic	784		779		783		778
Basic earnings per share	$ 0.76		$ 0.60		$ 1.30		$ 1.05
Weighted average shares outstanding - Diluted	804		800		803		799
Diluted earnings per share	$ 0.75		$ 0.59		$ 1.27		$ 1.02

Retained Earnings
Balance at beginning of period	$ 6,288		$ 4,812		$ 5,887		$ 4,482
Net earnings	597		467		1,017		813
Cash dividends	(20)		(16)		(39)		(32)
Balance at end of period	$ 6,865		$ 5,263		$ 6,865		$ 5,263

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Cash Flows (Unaudited) In Millions
	Six Months Ended
	August 1, 2003	August 2, 2002
Cash Flows from Operating Activities:
Net Earnings	$ 1,017	$ 813
Adjustments to Reconcile Net Earnings to Net Cash Provided By Operating Activities:
Depreciation and Amortization	373	308
Deferred Income Taxes	37	(6)
Loss on Disposition/Writedown of Fixed and Other Assets	15	9
Stock-based Compensation Expense	15	-
Tax Effect of Stock Options Exercised	10	13
Changes in Operating Assets and Liabilities:
Accounts Receivable - Net	(27)	(35)
Merchandise Inventory	(684)	(376)
Other Operating Assets	18	15
Accounts Payable	669	391
Employee Retirement Plans	(48)	15
Other Operating Liabilities	285	481
Net Cash Provided by Operating Activities	1,680	1,628

Cash Flows from Investing Activities:
Decrease (Increase) in Investment Assets:
Short-Term Investments	192	16
Purchase of Long-Term Investments	(247)	(2)
Proceeds from Sale/Maturity of Long-Term Investments	99	-
Increase in Other Long-Term Assets	(28)	(16)
Fixed Assets Acquired	(1,010)	(910)
Proceeds from the Sale of Fixed and Other Long-Term Assets	44	15
Net Cash Used in Investing Activities	(950)	(897)

Cash Flows from Financing Activities:
Net Decrease in Short-Term Borrowings	(50)	(50)
Repayment of Long-Term Debt	(17)	(29)
Proceeds from Stock Options Exercised	73	67
Cash Dividend Payments	(39)	(31)
Net Cash Used in Financing Activities	(33)	(43)

Net Increase in Cash and Cash Equivalents	697	688
Cash and Cash Equivalents, Beginning of Period	853	799
Cash and Cash Equivalents, End of Period	$ 1,550	$ 1,487

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants and, in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of August 1, 2003, and August 2, 2002, the results of operations for the three and six months ended August 1, 2003 and August 2, 2002, and cash flows for the six months ended August 1, 2003 and August 2, 2002.

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: Earnings Per Share - Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The dilutive effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted earnings per share for the three and six months ended August 1, 2003 and August 2, 2002 because none of the conditions that would permit conversion had been satisfied during the period. The calculation is detailed below (in millions, except per share data):

	Three Months Ended		Six Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net earnings	$ 597	$ 467	$ 1,017	$ 813
Weighted average shares outstanding	784	779	783	778
Basic earnings per share	$ 0.76	$ 0.60	$ 1.30	$ 1.05

Net earnings	$ 597	$ 467	$ 1,017	$ 813
Tax-effected interest expense attributable to 2.5% convertible notes	3	3	5	5
Net earnings assuming dilution	$ 600	$ 470	$ 1,022	$ 818
Weighted average shares outstanding	784	779	783	778
Effect of potentially dilutive securities:
2.5% convertible notes	16	16	16	16
Employee stock option plans	4	5	4	5
Weighted average number of common shares assuming dilution	804	800	803	799
Diluted earnings per share	$ 0.75	$ 0.59	$ 1.27	$ 1.02

Note 3: Property - Property is shown net of accumulated depreciation of $2.8 billion at August 1, 2003, $2.3 billion at August 2, 2002 and $2.5 billion at January 31, 2003.

Note 4: Supplemental Disclosure

Supplemental disclosures of cash flow information (in millions):

	Six Months Ended
	August 1, 2003	August 2, 2002
Cash paid for interest (net of amount capitalized)	$ 113	$ 117
Cash paid for income taxes	474	326

Non-cash investing and financing activities:
Common stock issued to ESOP	-	67
Fixed assets acquired under capital lease	-	4

Note 5: Credit Arrangements - The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006, and a $400 million 364-day tranche, expiring in July 2004, which is renewable annually. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at August 1, 2003. Fifteen banking institutions are participating in the $800 million senior credit facility and as of August 1, 2003, there were no outstanding loans under the facility.

In July 2003, the Company terminated a $100 million revolving credit and security agreement with a financial institution, which was scheduled to expire in November 2003.

Note 6: Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $596.1 and $467.1 million compared to net earnings of $596.6 and $467.1 million for the three months ended August 1, 2003 and August 2, 2002, respectively.  Total comprehensive income was $1,016.7 and $812.8 million compared to net earnings of $1,017.3 and $812.9 million for the six months ended August 1, 2003 and August 2, 2002, respectively.

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

Effective February 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted, modified or settled after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended August 1, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. During the three and six months ended August 1, 2003, the Company recognized compensation expense totaling $10 million and $15 million, respectively, relating to stock options and awards granted in that period, which generally vest over three years.

The fair value of each option grant is estimated using the Black-Scholes option pricing model.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.
(In millions, except per share data)
	Three Months Ended		Six Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net income, as reported	$ 597	$ 467	$ 1,017	$ 813

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards net of related tax effects not reported in net income	(15)	(21)	(31)	(42)

Pro forma net income	582	446	986	771

Earnings per share:
Basic - as reported	$ 0.76	$ 0.60	$ 1.30	$ 1.05
Basic - pro forma	$ 0.74	$ 0.57	$ 1.26	$ 0.99

Diluted - as reported	$ 0.75	$ 0.59	$ 1.27	$ 1.02
Diluted - pro forma	$ 0.73	$ 0.56	$ 1.23	$ 0.97

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

The Company has historically treated volume related discounts or rebates as a reduction of inventory cost and reimbursements of operating expenses received from vendors as a reduction of those specific expenses. The Company's accounting treatment for these vendor provided funds is consistent with EITF 02-16 with the exception of certain cooperative advertising allowances and in-store service reimbursements provided by third parties for which the costs are ultimately funded by vendors. The Company previously treated the cooperative advertising allowances and in-store service reimbursements as a reduction of the related expense. Under EITF 02-16, cooperative advertising allowances and in-store service reimbursements should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental, identifiable costs incurred by the customer to sell the vendor's product. The Company has assessed the historic volume of cooperative advertising reimbursements and in-store service reimbursements that have been received in order to determine which of these reimbursements would meet the specific, identifiable and incremental criteria outlined under this issue and accordingly, qualify as a direct offset to expense. Based on the Company's analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, the Company has elected to treat all cooperative advertising funds and in-store service reimbursements received from vendors as a reduction in the cost of inventory and recognize them as a reduction to cost of goods sold when the inventory is sold.

The Company estimates that this one time change in accounting will reduce fiscal 2004 EPS by approximately $0.12 per share and fiscal
2005 EPS by approximately $0.01 per share.  The $0.01 per share impact in fiscal 2005 represents the estimated growth in cooperative advertising allowances and in-store service reimbursements from fiscal 2004 to fiscal 2005.  This reflects the cooperative advertising allowances and in-store service reimbursements capitalized into inventory in 2005 less the $0.12 impact from 2004 that will be recognized in 2005 as the inventory is sold.  There will be no impact on the Company's cash flows or the expected amount of funds to be received from vendors.  The earnings impact recognized in fiscal 2004, the fiscal year of the initial implementation of EITF 02-16, will not be recurring in subsequent years.  Earnings in these subsequent years would be impacted only by future net changes in cooperative advertising programs and in-store service reimbursements.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Lowe's Companies, Inc.

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of
August 1, 2003 and August 2, 2002, and the related consolidated statements of current and retained earnings for the three-month and six-month periods then ended, and of cash flows for the six-month periods ended August 1, 2003 and August 2, 2002.  These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 7 to the consolidated interim financial statements, the Company has changed its method of accounting for stock-based compensation effective February 1, 2003.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
August 22, 2003

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the three and six months ended August 1, 2003. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

FORWARD-LOOKING STATEMENTS

The Company's quarterly report on Form 10-Q to be filed with the Securities and Exchange Commission talks about the future, particularly in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." While the Company believes these expectations are reasonable, the Company cannot guarantee them and this should be considered when thinking about statements made that are not historical facts. Some of the things that could cause actual results to differ substantially from expectations are:

(1) The Company's sales are dependent upon the general geopolitical environment and economic health of the country, variations in the number of new housing starts and existing home sales, the level of repairs, remodeling and additions to existing homes, commercial building activity, and the availability and cost of financing. An economic downturn affecting consumer confidence in making housing and home improvement expenditures could affect sales because a portion of the Company's inventory is purchased for discretionary projects, which can be delayed.

(2) The Company's expansion strategy may be impacted by environmental regulations, local zoning issues and delays, availability and development of land, and more stringent land use regulations than traditionally experienced as well as the availability of sufficient labor to facilitate growth.

(3) Many of the Company's products are commodities whose prices fluctuate within an economic cycle, a condition especially true of lumber and plywood.

(4) The Company's business is highly competitive, and as it expands into new markets the Company may face new forms of competition, which do not exist in some of the markets have traditionally served.

(5) The ability to continue the everyday competitive pricing strategy and provide the products that customers want depends on the Company's vendors providing a reliable supply of inventory at competitive prices.

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

Vendor Funds

The Company receives funds from vendors in the normal course of business for a variety of reasons including purchase volume rebates, cooperative advertising allowances, and third party in-store service related costs. Volume related rebates are recorded based on estimated purchase volumes and historical experience and are treated as a reduction of inventory costs at the time of purchase. Vendor funds received as a reimbursement of specific, incremental and identifiable costs are recognized as a reduction of the related expense. Cooperative advertising allowances and in-store service reimbursements provided by vendors have historically been used to offset the Company's related expense.
However, under the guidance set forth in Emerging Issues Task Force (EITF) 02-16 "Accounting by a Customer (Including a Reseller) for
Certain Consideration Received From a Vendor," cooperative advertising allowances and in-store service reimbursements should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental, identifiable costs incurred by the customer to sell the vendor's product. The Company has assessed the historic volume of cooperative advertising and in-store service reimbursements that have been received in order to determine which of these reimbursements would meet the specific, identifiable and incremental criteria outlined under this issue and accordingly, qualify as a direct offset to the related expense. Based on the Company's analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, the Company has elected to treat all cooperative advertising funds and in-store service reimbursements received from vendors as a reduction in the cost of inventory and recognize them as a reduction to cost of goods sold when the inventory is sold for all agreements entered into or modified after December 31, 2002.  The Company does not expect this accounting change to have a material impact on the fiscal 2003 financial statements since substantially all of the cooperative advertising allowance agreements and in-store service reimbursement agreements for fiscal 2003 were entered into prior to December 31, 2002.

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

Stock-Based Compensation

The Company has three stock incentive plans which are described more fully in Note 9 to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003. Prior to fiscal 2003, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective February 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted, modified or settled after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended August 1, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. See Note 7 to the Consolidated Financial Statements in this Form 10-Q for further description and disclosures in accordance with the requirements of SFAS No. 148.

OPERATIONS

For the second quarter of fiscal 2003, sales increased 17.2% to $8.8 billion, comparable store sales for the quarter increased 6.9%, and net earnings rose 27.8% to $596.7 million compared to last year's second quarter results. Diluted earnings per share were $0.75 compared to
$0.59 for the comparable quarter of last year.  For the six months ended August 1, 2003, sales increased 14.5% to $16.0 billion, comparable store sales increased 3.9%, and net earnings rose 25.1% to $1.0 billion compared to the first six months of fiscal 2002. Diluted earnings per share increased 24.5% to $1.27 per share over the same period a year ago.

The sales increase during the second quarter and first six months of 2003 was primarily attributable to the addition of 11.1 million square feet of retail selling space relating to new and relocated stores since last year's second quarter, as well as the increase in comparable store sales.
Sales in the second quarter benefited from improving weather trends in most of the country.  As weather improved, consumers were able to initiate many projects that had been postponed because of poor weather in this year's first quarter.  Both customer traffic and average ticket improved significantly throughout the second quarter.

Several product categories generated above average performance during the second quarter, including building materials, outdoor power equipment, windows and walls, fashion lighting, flooring, major appliances, nursery, cabinets and home organization. Millwork, paint and hardware performed at approximately the overall corporate average.

Gross margin was 30.2% of sales for the quarter ended August 1, 2003 compared to 29.4% for last year's comparable quarter. Gross margin for the six months ended August 1, 2003 was 30.6% versus 29.6% for the first six months of 2002.  The increases in margin rates for the the second quarter and first six months of 2003 are primarily due to product mix improvements and lower inventory shrinkage.

Selling, general and administrative expenses ("SG&A") were 16.3% of sales versus 16.5% in last year's second quarter. SG&A increased by
16.1% compared to the 17.2% increase in sales for the quarter. The leveraging during the second quarter was primarily due to lower bonus estimates for fiscal 2003 as compared to fiscal 2002, partially offset by compensation expense relating to stock options recognized in the current quarter of approximately $10 million.  During the first six months of 2003, SG&A was 17.2% of sales, versus 17.0% for the same period in the prior year.  This de-leveraging was primarily caused by compensation expense relating to stock options recognized in the first six months of 2003 of approximately $15 million.

Store opening costs were $27 million for the quarter ended August 1, 2003 compared to $24 million last year. This represents costs associated with the opening of 24 stores during the current year's second quarter (22 new and 2 relocated) compared to 22 stores for the comparable period last year (21 new and 1 relocated). Charges in the second quarter of 2003 and 2002 for future and prior openings were $4 million and
$6 million, respectively.  Store opening costs for the six months ended August 1, 2003 were $47 million, compared to $60 million last year.
These costs were associated with the opening of 45 stores during the first six months of 2003 (43 new and 2 relocated), compared to 68 stores during the first six months of 2002 (63 new and 5 relocated). The Company's 2003 expansion plans are discussed under "Liquidity and Capital
Resources" below.

Depreciation was $185 million and $364 million for the quarter and six months ended August 1, 2003, respectively.  This represents an increase of 20.9% and 21.7% over comparable periods last year.  The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program, the purchase of all the Company's financing leases and the increase in the percentage of owned locations since last year's second quarter. At the end of the current year's second quarter, the Company owned 77% of total locations compared to 74% in the prior year's second quarter.

Interest expense was $45 million for the quarter ended August 1, 2003, compared to $46 million last year.  For the six months ended August 1,
2003 and August 1, 2002, interest expense totaled $93 million.

The Company's effective income tax rate was 37.8% for the quarter and six months ended August 1, 2003 compared to 37.4% for last year's comparable periods. The higher rate during 2003 is primarily related to expansion into states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's significant contractual obligations as of August 1, 2003.

Contractual Obligations	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (net of discount)	$ 3,776	$ 51	$ 619	$ 70	$ 3,036
Capital lease obligations	798	60	119	117	502
Operating leases	3,332	221	429	420	2,262

Total contractual cash obligations	$ 7,904	$ 332	$ 1,167	$ 607	$ 5,800

The primary sources of liquidity are cash flows from operating activities and various lines of credit currently available to the Company. Net cash provided by operating activities was $1.7 billion for the six months ended August 1, 2003 and $1.6 billion for the six months ended August 2, 2002. The primary source of cash provided by operating activities in the current year was net earnings. Working capital at August 1, 2003 was $2.4 billion compared to $2.2 billion at August 2, 2002 and $2.0 billion at January 31, 2003.

The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $1 billion and $0.9 billion for the six months ended August 1, 2003 and August 2, 2002, respectively. At August 1, 2003, the Company operated 896 stores in 45 states with 99.7 million square feet of retail selling space, a 12.5% increase over the selling space as of August 2, 2002.

Cash flows used in financing activities were $33 million and $43 million for the six months ended August 1, 2003 and August 2, 2002, respectively. Cash used in financing activities during the first six months of the current and prior year primarily resulted from short-term debt repayments, scheduled long-term debt repayments and cash dividend payments, offset by proceeds generated from stock option exercises. The ratio of long-term debt to equity plus long-term debt was 28.6%, 33.2% and 31.2% as of August 1, 2003, August 2, 2002 and January 31, 2003, respectively.

The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a $400 million 364-day tranche, expiring in July 2004, which is renewable annually. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at August 1, 2003. Fifteen banking institutions are participating in the $800 million senior credit facility and, as of August 1, 2003, there were no outstanding loans under the facility.

In July 2003, the Company terminated a $100 million revolving credit and security agreement with a financial institution, which was scheduled to expire in November 2003.

The Company's 2003 capital budget is $2.9 billion, inclusive of approximately $181 million of operating or capital leases. Approximately 80%
of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2003 consist of approximately 130 stores, including approximately 5 relocations of older stores. This planned expansion is expected to increase sales floor square footage by approximately 15%. Approximately 1% of the 2003 projects will be build-to-suit leases, 19% will be ground leased properties and
80% will be owned. At August 1, 2003, the Company operated nine regional distribution centers. In February 2003, the Company began construction on an additional regional distribution center located in Poinciana, Florida, which is expected to be operational in the third quarter of 2004. The Company also expects to open approximately 3 to 5 additional flatbed network facilities in 2003 for the handling of lumber, building materials and long-length items.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non public entities. Management does not believe the initial adoption of this standard will have a material impact on the Company's financial statements

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, which was conducted as of the end of the period covered by this report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries)
required to be included in its periodic SEC filings.

There has been no change in the Company's internal control over financial reporting during the quarter ended August 1, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) - The annual meeting of shareholders was held May 30, 2003.

(b) - Directors elected at the meeting included: Peter C. Browning, Kenneth D. Lewis and Thomas D. O'Malley

Incumbent Directors whose terms expire in subsequent years are: Robert L. Tillman, Leonard L. Berry, Paul Fulton, Robert A. Ingram, Dawn E. Hudson, Richard K. Lochridge and Claudine B. Malone

(c) - The matters voted upon at the meeting and the results of the voting were as follows:

(1)	Election of Directors:	FOR	WITHHELD
	Peter C. Browning	690,591,038	21,808,612
	Kenneth D. Lewis	549,929,846	162,469,804
	Thomas D. O'Malley	680,186,912	32,212,738

(2)	Shareholders' proposal concerning global workplace labor standards
	FOR	AGAINST	ABSTAIN
	36,280,781	507,204,443	56,201,427

(3)	Shareholders' proposal concerning the redemption of shareholder rights plan
	FOR	AGAINST	ABSTAIN
	416,338,247	176,803,585	6,542,317

(4)	Shareholders' proposal concerning bylaw amendment
	FOR	AGAINST	ABSTAIN
	165,356,304	426,572,092	7,758,255

Item 6 (a) - Exhibits

Exhibit 3(ii) - Bylaws of Lowe's Companies, Inc., as amended and restated May 30, 2003

Exhibit 10(iii)(A).1 - Release, Separation and Consulting Agreement - Thomas E. Whiddon

Exhibit 10(iii)(A).2 - Release and Separation Agreement - William C. Warden, Jr.

Exhibit 31(a) - Certification Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32(a) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

Exhibit 32(b) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

Refer to the Exhibit Index on page 21.

Item 6 (b) - Reports on Form 8-K

Current Report on Form 8-K filed May 19, 2003, furnishing under Item 9 thereof the News Release announcing the financial results for the Company's first quarter ended May 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

September 12, 2003 Date	/s/Kenneth W. Black, Jr. Kenneth W. Black, Jr. Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description
3(ii)	Bylaws of Lowe's Companies, Inc., as amended and restated May 30, 2003

10(iii)(A).1
Release, Separation and Consulting Agreement - Thomas E. Whiddon

10(iii)(A).2
Release and Separation Agreement - William C. Warden, Jr.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.