Form 10-Q
period 2003-10-31
LOWES COMPANIES INC
filed 2003-12-09
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number	1-7898

LOWE'S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe's Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	704-758-1000

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

CLASS Common Stock, $.50 par value

OUTSTANDING AT DECEMBER 2, 2003 786,353,723

22

TOTAL PAGES

LOWE'S COMPANIES, INC. - INDEX -
Page No.
PART 1 - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets - October 31, 2003 (Unaudited),
November 1, 2002 (Unaudited) and January 31, 2003	3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three and nine months
ended October 31, 2003 and November 1, 2002	4

Consolidated Statements of Cash Flows (Unaudited) -
nine months ended October 31, 2003 and November 1, 2002	5

Notes to Consolidated Financial Statements (Unaudited)	6-10

Independent Accountants' Report	11

Item 2. Management's Discussion and Analysis of Financial Condition and	12-18
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II - Other Information
Item 6(a). Exhibits	20

Item 6(b). Reports on Form 8-K	20

Signature	21

Exhibit Index	22

Lowe's Companies, Inc. Consolidated Balance Sheets In Millions, Except Par Value Data
		(Unaudited) October 31, 2003	(Unaudited) November 1, 2002	January 31, 2003
Assets
Current assets:
Cash and cash equivalents		$ 1,196	$ 1,305	$ 853
Short-term investments		126	92	273
Accounts receivable - net		208	187	172
Merchandise inventory		5,006	4,151	3,968
Deferred income taxes		81	110	58
Other assets		285	179	244

Total current assets		6,902	6,024	5,568

Property, less accumulated depreciation		11,425	9,648	10,352
Long-term investments		119	10	29
Other assets		229	129	160

Total assets		$ 18,675	$ 15,811	$ 16,109

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings		$ -	$ 50	$ 50
Current maturities of long-term debt		77	39	29
Accounts payable		2,542	2,046	1,943
Employee retirement plans		53	66	88
Accrued salaries and wages		283	295	306
Other current liabilities		1,568	1,291	1,162

Total current liabilities		4,523	3,787	3,578

Long-term debt, excluding current maturities		3,681	3,739	3,736
Deferred income taxes		588	318	478
Other long-term liabilities		21	9	15

Total liabilities		8,813	7,853	7,807

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares Issued and Outstanding
October 31, 2003	786
November 1, 2002	781
January 31, 2003	782	393	390	391
Capital in excess of par		2,176	1,981	2,023
Retained earnings		7,293	5,587	5,887
Accumulated other comprehensive income		-	-	1

Total shareholders' equity		9,862	7,958	8,302

Total liabilities and shareholders' equity		$ 18,675	$ 15,811	$ 16,109

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Current and Retained Earnings (Unaudited) In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
	October 31, 2003		November 1, 2002		October 31, 2003		November 1, 2002
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net Sales	$ 7,924	100.00	$ 6,415	100.00	$ 23,909	100.00	$ 20,373	100.00
Cost of Sales	5,460	68.90	4,450	69.36	16,560	69.26	14,283	70.11
Gross Margin	2,464	31.10	1,965	30.64	7,349	30.74	6,090	29.89
Expenses:
Selling, general and administrative	1,466	18.50	1,192	18.59	4,212	17.62	3,567	17.51
Store opening costs	37	0.47	28	0.43	82	0.34	88	0.43
Depreciation	193	2.44	159	2.48	557	2.33	458	2.25
Interest	42	0.53	44	0.69	136	0.57	137	0.67
Total expenses	1,738	21.94	1,423	22.19	4,987	20.86	4,250	20.86
Pre-tax earnings	726	9.16	542	8.45	2,362	9.88	1,840	9.03
Income tax provision	274	3.46	203	3.16	893	3.74	688	3.38
Net earnings	$ 452	5.70	$ 339	5.29	$ 1,469	6.14	$ 1,152	5.65

Weighted average shares outstanding - Basic	786		781		784		779
Basic earnings per share	$ 0.58		$ 0.44		$ 1.87		$ 1.48
Weighted average shares outstanding - Diluted	808		801		805		800
Diluted earnings per share	$ 0.56		$ 0.43		$ 1.84		$ 1.45

Retained Earnings
Balance at beginning of period	$ 6,865		$ 5,263		$ 5,887		$ 4,482
Net earnings	452		339		1,469		1,152
Cash dividends	(24)		(15)		(63)		(47)
Balance at end of period	$ 7,293		$ 5,587		$ 7,293		$ 5,587

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Cash Flows (Unaudited) In Millions
	Nine Months Ended
	October 31, 2003	November 1, 2002
Cash Flows from Operating Activities:
Net Earnings	$ 1,469	$ 1,152
Adjustments to Reconcile Net Earnings to Net Cash Provided By Operating Activities:
Depreciation and Amortization	571	472
Deferred Income Taxes	87	(4)
Loss on Disposition/Writedown of Fixed and Other Assets	23	17
Stock-based Compensation Expense	28	-
Tax Effect of Stock Options Exercised	21	20
Changes in Operating Assets and Liabilities:
Accounts Receivable - Net	(36)	(21)
Merchandise Inventory	(1,038)	(540)
Other Operating Assets	(41)	19
Accounts Payable	599	331
Employee Retirement Plans	(35)	16
Other Operating Liabilities	389	573
Net Cash Provided by Operating Activities	2,037	2,035

Cash Flows from Investing Activities:
Decrease (Increase) in Investment Assets:
Short-Term Investments	144	(24)
Purchase of Long-Term Investments	(282)	(2)
Proceeds from Sale/Maturity of Long-Term Investments	189	-
Increase in Other Long-Term Assets	(87)	(22)
Fixed Assets Acquired	(1,685)	(1,449)
Proceeds from the Sale of Fixed and Other Long-Term Assets	50	29
Net Cash Used in Investing Activities	(1,671)	(1,468)

Cash Flows from Financing Activities:
Net Decrease in Short-Term Borrowings	(50)	(50)
Repayment of Long-Term Debt	(21)	(45)
Proceeds from Stock Options Exercised	111	81
Cash Dividend Payments	(63)	(47)
Net Cash Used in Financing Activities	(23)	(61)

Net Increase in Cash and Cash Equivalents	343	506
Cash and Cash Equivalents, Beginning of Period	853	799
Cash and Cash Equivalents, End of Period	$ 1,196	$ 1,305

See accompanying notes to unaudited consolidated financial statements.

Lowe's Companies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (unaudited) have been reviewed by independent certified public accountants and, in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 31, 2003, and November 1, 2002, the results of operations for the three and nine months ended October 31, 2003 and November 1, 2002, and cash flows for the nine months ended October 31, 2003 and November 1, 2002.

These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Lowe's Companies, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Note 2: Earnings Per Share - Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The dilutive effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted earnings per share for the three and nine months ended October 31, 2003 and November 1, 2002 because none of the conditions that would permit conversion had been satisfied during the period. The calculation is detailed below (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net earnings	$ 452	$ 339	$ 1,469	$ 1,152
Weighted average common shares outstanding	786	781	784	779
Basic earnings per share	$ 0.58	$ 0.44	$ 1.87	$ 1.48

Net earnings	$ 452	$ 339	$ 1,469	$ 1,152
Tax-effected interest expense attributable to 2.5% convertible notes	3	3	8	8
Net earnings assuming dilution	$ 455	$ 342	$ 1,477	$ 1,160
Weighted average common shares outstanding	786	781	784	779
Effect of potentially dilutive securities:
2.5% convertible notes	17	16	17	17
Employee stock option plans	5	4	4	4
Weighted average common shares assuming dilution	808	801	805	800
Diluted earnings per share	$ 0.56	$ 0.43	$ 1.84	$ 1.45

Note 3: Property - Property is shown net of accumulated depreciation of $3.0 billion at October 31, 2003, $2.4 billion at November 1, 2002 and $2.5 billion at January 31, 2003.

Note 4: Supplemental Disclosure

Supplemental disclosures of cash flow information (in millions):

	Nine Months Ended
	October 31, 2003	November 1, 2002
Cash paid for interest (net of amount capitalized)	$ 168	$ 172
Cash paid for income taxes	726	512

Non-cash investing and financing activities:
Common stock issued to ESOP	-	79
Fixed assets acquired under capital lease	-	15

Note 5: Credit Arrangements - The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006, and a $400 million 364-day tranche, expiring in July 2004, which is renewable annually. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at October 31, 2003. Fifteen banking institutions are participating in the $800 million senior credit facility and as of October 31, 2003, there were no outstanding loans under the facility.

In July 2003, the Company terminated a $100 million revolving credit and security agreement with a financial institution, which was scheduled to expire in November 2003.  The remaining outstanding balance of $50 million was repaid at the time of termination.

Note 6: Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $451.9 and $339.1 million compared to net earnings of $451.7 and $339.2 million for the three months ended October 31, 2003 and November 1, 2002, respectively.  Total comprehensive income was $1,468.7 and $1,151.9 million compared to net earnings of $1,469.0 and $1,152.1 million for the nine months ended October 31, 2003 and November 1, 2002, respectively.

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

Effective February 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted, modified or settled after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended October 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. During the three and nine months ended October 31, 2003, the Company recognized compensation expense totaling $13.0 million and $27.9 million, respectively, relating to stock options and awards granted in that period, which generally vest over three years.

The fair value of each option grant is estimated using the Black-Scholes option pricing model.  The assumptions used to determine the fair value of options granted during the nine months ended October 31, 2003 have not changed significantly from those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2003.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.
(In millions, except per share data)
	Three Months Ended		Nine Months Ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net income, as reported	$ 452	$ 339	$ 1,469	$ 1,152

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards net of related tax effects not reported in net income	(15)	(21)	(46)	(63)

Pro forma net income	437	318	1,423	1,089

Earnings per share:
Basic - as reported	$ 0.58	$ 0.44	$ 1.87	$ 1.48
Basic - pro forma	$ 0.56	$ 0.41	$ 1.81	$ 1.40

Diluted - as reported	$ 0.56	$ 0.43	$ 1.84	$ 1.45
Diluted - pro forma	$ 0.54	$ 0.40	$ 1.78	$ 1.37

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

The Company has historically treated volume related discounts or rebates as a reduction of inventory cost and reimbursements of operating expenses received from vendors as a reduction of those specific expenses. The Company's historical accounting treatment for these vendor provided funds is consistent with EITF 02-16 with the exception of certain cooperative advertising allowances and in-store service funds provided by third parties for which the costs are ultimately funded by vendors. The Company previously treated the cooperative advertising allowances and in-store service funds as a reduction of the related expense. Under EITF 02-16, cooperative advertising allowances and in-store service funds should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental, and identifiable costs incurred by the customer to sell the vendor's product.

The Company reviewed its cooperative advertising agreements in order to determine if any of these funds would meet the specific, incremental and identifiable criteria in EITF 02-16 and would therefore qualify for direct offset against the related expense.  These agreements do not include proof of performance or specific substantiation requirements.  The agreements with the Company's vendors provide funds for general
Company advertising to drive customer traffic, which in turn, increases sales of the vendors' products.  Based on this analysis of our vendor agreements and the guidance set forth in EITF 02-16, the Company believes that treating cooperative advertising funds as a reduction in the cost of inventory and recognizing these costs as a reduction of cost of sales when the inventory is sold complies with EITF 02-16.

The Company reviewed its third party in-store service agreements in order to determine if any of these funds would meet the specific, incremental and identifiable criteria in EITF 02-16 and would therefore qualify for direct offset against the related expense.  These agreements with the Company's vendors provide funds for third parties to provide general merchandising functions within the Company's retail stores.
In analyzing third party in-store service funds, the Company determined that third party vendors providing these in-store services were servicing multiple areas and products within the Company's retail stores. Neither we, nor the third party service providers have the ability to specifically identify time spent on a merchandise vendor's products in multiple locations and match them to specific funds from merchandise vendors.  Based on this analysis and the guidance set forth in EITF 02-16, the Company believes that treating third party in-store service funds as a reduction in the cost of inventory and recognizing these costs as a reduction of cost of sales when the inventory is sold complies with
EITF 02-16.

The Company does not expect this accounting change to have a material impact on the fiscal 2003 financial statements since substantially all of the cooperative advertising allowance agreements and in-store service reimbursement agreements for fiscal 2003 were entered into prior to December 31, 2002.  The Company estimates that this one time change in accounting will reduce fiscal 2004 EPS by approximately
$0.12 per share and fiscal 2005 EPS by approximately $0.01 per share.  The $0.01 per share impact in fiscal 2005 represents the estimated growth in cooperative advertising allowances and in-store service funds from fiscal 2004 to fiscal 2005.  This reflects the cooperative advertising allowances and in-store service funds capitalized into inventory in 2005 less the $0.12 impact from 2004 that will be recognized in 2005 as the inventory is sold.  There will be no impact on the Company's cash flows or the expected amount of funds to be received from vendors.  The earnings impact of EITF 02-16 recognized in fiscal 2004 will not be recurring in subsequent years.  Earnings in these subsequent years would be impacted only by future net changes in cooperative advertising programs and in-store service funds.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of
Variable Interest Entities, an interpretation of ARB 51."  FIN 46 provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003.  For VIEs in which the
Company holds a variable interest that it acquired before February 1, 2003, the provisions of FIN 46 are effective for the fourth quarter of
2003. Due to the ongoing deliberations and clarifications by the FASB, we are still assessing the provisions of FIN 46.  However, the
Company does not expect the adoption of FIN 46 in the fourth quarter of 2003 to have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS
No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain instances stated within SFAS No. 149 and for hedging relationships designated after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non public entities. The initial adoption of this standard did not have a material impact on the Company's financial statements.

Note 9: Subsequent Event- On November 20, 2003, the Company entered into a definitive agreement to sell 26 commodity-focused locations
operating under The Contractor Yard banner (the "Contractor Yards").   The sale is expected to close in the fourth quarter of fiscal 2003.
Total assets included in the balance sheets relating to the Contractor Yards at October 31, 2003, November 1, 2002 and January 31, 2003
were approximately $122 million, $103 million and $98 million, respectively.  Total liabilities included in the balance sheets relating to the
Contractor Yards at October 31, 2003, November 1, 2002 and January 31, 2003 were approximately $25 million, $23 million and $21 million, respectively.  The gain or loss associated with the Contractor Yard transaction is not expected to exceed $0.01 in diluted earnings per share.  The Company expects to account for this disposition as a discontinued operation in the fourth quarter of 2003.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Lowe's Companies, Inc.

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of
October 31, 2003 and November 1, 2002, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods then ended, and cash flows for the nine-month periods ended October 31, 2003 and November 1, 2002.  These interim financial statements are the responsibility of the Company's management.

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
November 24, 2003

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the three and nine months ended October 31, 2003. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

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

(4) The Company's business is highly competitive, and as it expands into new markets the Company may face new forms of competition, which do not exist in some of the markets traditionally served.

(5) The ability to continue the everyday competitive pricing strategy and provide the products that customers want depends on the Company's vendors providing a reliable supply of inventory at competitive prices.

(6) On a short-term basis, weather may affect sales of product groups like nursery, lumber, building materials and seasonal products.

(7)  The risk that the Company does not close The Contractor Yard transaction.

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
However, under the guidance set forth in Emerging Issues Task Force (EITF) 02-16, "Accounting by a Customer (Including a Reseller) for
Certain Consideration Received From a Vendor," cooperative advertising allowances and in-store service funds should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental, and identifiable costs incurred by the customer to sell the vendor's product.

The Company reviewed its cooperative advertising agreements in order to determine if any of these funds would meet the specific, incremental and identifiable criteria in EITF 02-16 and would therefore qualify for direct offset against the related expense.  These agreements do not include proof of performance or specific substantiation requirements.  The agreements with the Company's vendors provide funds for general Company advertising to drive customer traffic, which in turn, increases sales of the vendors' products.  Based on this analysis of our vendor agreements and the guidance set forth in EITF 02-16, the Company believes that treating cooperative advertising funds as a reduction in the cost of inventory and recognizing these costs as a reduction of cost of sales when the inventory is sold complies with EITF 02-16.

The Company reviewed its third party in-store service agreements in order to determine if any of these funds would meet the specific, incremental and identifiable criteria in EITF 02-16 and would therefore qualify for direct offset against the related expense.  These agreements with the Company's vendors provide funds for third parties to provide general merchandising functions within the Company's retail stores.  In analyzing third party in-store service funds, the Company determined that third party vendors providing these in-store services were servicing multiple areas and products within the Company's retail stores. Neither we, nor the third party service providers have the ability to specifically identify time spent on a merchandise vendor's products in multiple locations and match them to specific funds from merchandise vendors.  Based on this analysis and the guidance set forth in EITF 02-16, the Company believes that treating third party in-store service funds as a reduction in the cost of inventory and recognizing these costs as a reduction of cost of sales when the inventory is sold complies with EITF 02-16.

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

Stock-Based Compensation

The Company has three stock incentive plans which are described more fully in Note 9 to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003. Prior to fiscal 2003, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective February 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted, modified or settled after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended October 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. See Note 7 to the Consolidated Financial Statements in this Form 10-Q for further description and disclosures in accordance with the requirements of SFAS No. 148.

OPERATIONS

For the third quarter of fiscal 2003, sales increased 23.5% to $7.9 billion, comparable store sales for the quarter increased 12.4%, and net earnings rose 33.3% to $451.7 million compared to last year's third quarter results. Diluted earnings per share were $0.56 compared to $0.43 for the comparable quarter of last year.  For the nine months ended October 31, 2003, sales increased 17.4% to $23.9 billion, comparable store sales increased 6.5%, and net earnings rose 27.5% to $1.5 billion compared to the first nine months of fiscal 2002. Diluted earnings per share increased 26.9% to $1.84 per share over the same period a year ago.

The sales increase during the third quarter and first nine months of 2003 was primarily attributable to the addition of 12.9 million square feet of retail selling space relating to new and relocated stores since last year's third quarter, as well as the increase in comparable store sales.   Sales in
the third quarter benefited from favorable weather that allowed the continuation of outdoor projects through the late summer and into the fall.  In addition, increases in the wholesale prices of lumber and plywood during the quarter had a positive impact on sales in the quarter.  Consumer disposable income increased due to lower Federal individual tax withholding rates and the Federal tax rebates distributed during July and August.
Further, purchases to prepare for and to repair damages caused by Hurricane Isabel in the mid-Atlantic region contributed to increased third quarter sales.  Both customer traffic and average ticket improved significantly in the third quarter.

Several product categories generated above average performance during the third quarter, including lumber, building materials, seasonal living, outdoor power equipment and home organization. Millwork, cabinets and appliances performed at approximately the overall corporate average.

Gross margin was 31.1% of sales for the quarter ended October 31, 2003 compared to 30.6% for last year's comparable quarter. Gross margin for the nine months ended October 31, 2003 was 30.7% versus 29.9% for the first nine months of 2002.  The increase in the margin rate for the third quarter is primarily due to better margin rates driven by lower inventory costs and lower inventory shrinkage, partially offset by negative product mix.  The increase in the margin rate for the first nine months of 2003 is primarily due to lower inventory shrinkage and better margin rates driven by lower inventory costs.

Selling, general and administrative expenses ("SG&A") were 18.5% of sales versus 18.6% in last year's third quarter. SG&A increased by
23.0% compared to the 23.5% increase in sales for the quarter. The leveraging during the third quarter was primarily due to lower payroll and occupancy costs as a percentage of sales for fiscal 2003 as compared to fiscal 2002, partially offset by increased bonus estimates, insurance costs and compensation expense relating to stock options recognized in the current quarter.  During the first nine months of 2003, SG&A was
17.6% of sales, versus 17.5% for the same period in the prior year.  This de-leveraging was primarily caused by compensation expense relating to stock options recognized in the first nine months of 2003 of approximately $28 million, which resulted from the adoption of the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003, as previously discussed in Note 7 to the Consolidated Financial Statements.

Store opening costs were $37 million for the quarter ended October 31, 2003 compared to $28 million last year. This represents costs associated with the opening of 38 stores during the current year's third quarter (36 new and 2 relocated) compared to 18 new stores for the comparable period last year. Charges in the third quarter of 2003 and 2002 for future and prior openings were $5 million and $7 million, respectively.  Store opening costs for the nine months ended October 31, 2003 were $82 million, compared to $88 million last year.  These costs were associated with the opening of 83 stores during the first nine months of 2003 (79 new and 4 relocated), compared to 86 stores during the first nine months of 2002 (81 new and 5 relocated). The Company's 2003 expansion plans are discussed under "Liquidity and
Capital Resources" below.

Depreciation was $193 million and $557 million for the quarter and nine months ended October 31, 2003, respectively.  This represents an increase of 21.4% and 21.6% over comparable periods last year.  The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program, the purchase of all the Company's financing leases and the increase in the percentage of owned locations since last year's third quarter. At the end of the current year's third quarter, the Company owned
78% of total locations compared to 74% in the prior year's third quarter.

Interest expense was $42 million for the quarter ended October 31, 2003, compared to $44 million last year.  For the nine months ended
October 31, 2003 and November 1, 2002, interest expense totaled $136 million and $137 million, respectively.

The Company's effective income tax rate was 37.8% for the quarter and nine months ended October 31, 2003, respectively, compared to
37.5% and 37.4% for last year's comparable periods, respectively. The higher rate during 2003 is primarily related to expansion into states with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's significant contractual obligations as of October 31, 2003.

Contractual Obligations	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (net of discount)	$ 3,775	$ 55	$ 616	$ 68	$ 3,036
Capital lease obligations	785	61	119	118	487
Operating leases	3,296	215	424	418	2,239

Total contractual cash obligations	$ 7,856	$ 331	$ 1,159	$ 604	$ 5,762

The primary sources of liquidity are cash flows from operating activities and various lines of credit currently available to the Company. Net cash provided by operating activities was $2.0 billion for the nine months ended October 31, 2003 and November 1, 2002. The primary source of cash provided by operating activities in the current year was net earnings. Working capital at October 31, 2003 was $2.4 billion compared to
$2.2 billion at November 1, 2002 and $2.0 billion at January 31, 2003.

The primary component of net cash used in investing activities continues to be new store facilities in connection with the Company's expansion plan. Cash acquisitions of fixed assets were $1.7 billion and $1.4 billion for the nine months ended October 31, 2003 and November 1, 2002, respectively. At October 31, 2003, the Company operated 932 stores in 45 states with 103.7 million square feet of retail selling space, a 14.2%
increase over the selling space as of November 1, 2002.

Cash flows used in financing activities were $23 million and $61 million for the nine months ended October 31, 2003 and November 1, 2002, respectively. Cash used in financing activities during the first nine months of the current and prior year primarily resulted from cash dividend payments, short-term debt repayments, and scheduled long-term debt repayments offset by proceeds generated from stock option exercises.
The ratio of long-term debt to equity plus long-term debt was 27.2%, 32.0% and 31.0% as of October 31, 2003, November 1, 2002 and
January 31, 2003, respectively.

The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a
$400 million 364-day tranche, expiring in July 2004, which is renewable annually. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at October 31, 2003. Fifteen banking institutions are participating in the $800 million senior credit facility and, as of October 31, 2003, there were no outstanding loans under the facility.

In July 2003, the Company terminated a $100 million revolving credit and security agreement with a financial institution, which was scheduled to expire in November 2003.  The remaining outstanding balance of $50 million was repaid at the time of termination.

The Company's 2003 capital budget is $2.9 billion, inclusive of approximately $181 million of operating or capital leases. Approximately 80% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2003 consist of 130 stores, including 5 relocations of older stores. This planned expansion is expected to increase sales floor square footage by approximately 15%. Approximately
18% of the 2003 projects will be ground leased properties and 82% will be owned. At October 31, 2003, the Company operated 9 regional distribution centers. In February 2003, the Company began construction on an additional regional distribution center located in Poinciana,
Florida, which is expected to be operational in the third quarter of 2004.  The Company plans to begin construction on an additional regional distribution center in Plainfield, Connecticut in fiscal 2004.  The Company also expects to open 3 additional flatbed network facilities in 2003 for the handling of lumber, building materials and long-length items.

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

Current Debt Ratings	S&P	Moody's	Fitch
Commercial paper	A1	P2	F1
Senior debt	A	A3	A

Outlook	Positive	Positive	Stable

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51."  FIN 46 provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003.  For VIEs in which the Company holds a variable  interest that it acquired  before February 1, 2003, the provisions of FIN 46 are effective for the fourth quarter of 2003. Due to the ongoing deliberations and clarifications by the FASB, we are still assessing the provisions of FIN 46.  However, the Company does not expect the adoption of FIN 46 in the fourth quarter of 2003 to have a material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS
No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain instances stated within SFAS No. 149 and for hedging relationships designated after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity."  SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non public entities. The initial adoption of this standard did not have a material impact on the Company's financial statements

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

There has been no change in the Company's internal control over financial reporting during the quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6 (a) - Exhibits

Exhibit 3(ii) - Bylaws of Lowe's Companies, Inc., as amended and restated September 11, 2003

Exhibit 31.1 - Certification Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

Refer to the Exhibit Index on page 22.

Item 6 (b) - Reports on Form 8-K

Current Report on Form 8-K filed August 18, 2003, furnishing under Item 12 thereof the News Release announcing the financial results for the Company's second quarter ended August 1, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

December 9, 2003 Date	/s/Kenneth W. Black, Jr. Kenneth W. Black, Jr. Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description
3(ii)	Bylaws of Lowe's Companies, Inc., as amended and restated September 11, 2003

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.