Form 10-K
period 2004-01-30
LOWES COMPANIES INC
filed 2004-04-08
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number	1-7898

LOWE'S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe's Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	704-758-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 Par Value	New York Stock Exchange (NYSE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of August 1, 2003, the last business day of the Company's most recent second quarter, was $36,872,272,539.

The number of shares outstanding of the registrant's Common Stock, $.50 Par Value, as of March 26, 2004 was 788,025,315.

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Security Holders for fiscal year ended January 30, 2004: Parts I and II.  With the exception of specifically referenced information, the Annual Report to
Security Holders for the fiscal year ended January 30, 2004 is not deemed filed as part of this report.  Proxy Statement for the 2004 Annual Meeting which will be filed within 120 days after January 30, 2004: Part III.

18

TOTAL PAGES

TABLE OF CONTENTS
		Page
PART 1
Item 1.	Business	3-5
Item 2.	Properties	5
Item 4.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item 9a.	Controls and Procedures	9

PART III
Item 10.	Directors and Executive Officers of the Registrant	10
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10-11
Item 13.	Certain Relationships and Related Transactions	11
Item 14	Principal Accountant Fees and Services	11

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	12-16

	Signatures	17-18

Part I
Item 1 - Business

General

Lowe's Companies, Inc. (the Company or Lowe's) is the world's second largest home improvement retailer, with a specific emphasis on retail do-it-yourself (DIY) and commercial business customers.  Lowe's specializes in offering products and services for home improvement, home decor, home maintenance, home repair and remodeling and maintenance of commercial buildings.  As of January 30, 2004, Lowe's operated 952 stores in 45 states, with approximately 108.8 million square feet of retail selling space.

Lowe's was incorporated in North Carolina in 1952 and has been a publicly held company since 1961.  Lowe's common stock is listed on the New York Stock Exchange, with shares trading under the ticker symbol "LOW." Lowe's corporate offices are located in Mooresville, North Carolina.

Lowe's has one reportable industry segment - the operation of home improvement retail stores.  See Item 6 "Selected Financial Data" for the historical data of revenues, profits and identifiable assets of the Company.

Store Expansion
Lowe's is continuing to maintain an aggressive growth strategy.  Lowe's opening plans include two prototypes: a 116,000-square-foot store (116K) for large markets and a 94,000-square-foot store (94K) used primarily to serve smaller markets.  Both prototypes include a lawn and garden center averaging an additional 26,000 square feet for
94K locations and 31,000 square feet for 116K locations.  Lowe's 2004 expansion plan calls for opening approximately 140 stores (including the relocation of approximately four stores).  The Company is focusing much of its future expansion on metropolitan markets with populations of 500,000 or more.  Stores in these larger markets made up approximately 46% of the total expansion in 2003 and will comprise a similar percentage of growth in 2004.  The following table illustrates the growth of the Company over the last three fiscal years.

	2003	2002	2001
Number of stores, beginning of year	854	744	650
New stores opened	125	112	101
Relocated stores opened	5	11	14
Stores closed (including relocated stores)	(6)	(13)	(21)
Contractor Yards Sold	(26)	0	0

Number of stores, end of year	952	854	744

Customer Service

Lowe's serves both retail and commercial business customers.  Retail customers primarily consist of do-it-yourself homeowners, those taking advantage of our installed sales programs and others buying for personal and family use.  Commercial business customers include repair and remodeling contractors, electricians, landscapers, painters, plumbers and commercial and residential building maintenance professionals.  Each Lowe's store caters to these customers by combining the merchandise, sales and service of: a home fashions and interior design center; a lawn and garden center; an appliance dealer; an outdoor power equipment dealership; an outdoor grill and patio furniture specialty shop; a hardware store; an air conditioning, heating, plumbing and electrical supply center; a full-line lumber yard; and a building materials supplier.

Lowe's offers two proprietary credit cards - one for individual retail customers and the other for commercial business customers.  Lowe's also has an agreement with a financial institution and is offering a co-branded Visa credit card to selected customers through direct mail offers.  Lowe's commercial business customers can also make purchases on credit by using Lowe's in-house accounts.  In addition, Lowe's accepts Visa, MasterCard, Discover and American Express credit cards.

Products

A typical Lowe's home improvement store stocks more than 40,000 items, with hundreds of thousands of items available through our special order system.  Each store carries a wide selection of recognized, national brand name merchandise. The Company's merchandise selection provides both the DIY retail and commercial business customer with items needed to complete home improvement, repair, maintenance or construction projects.  See page 41 of the Annual Report to Security Holders for fiscal year ended
January 30, 2004 for the table illustrating sales by product category for each of the last three fiscal years.

Excluding special order vendors, the Company sources its products from approximately 7,000 merchandise vendors worldwide, with no single vendor accounting for more than four percent of total purchases.  The Company is not dependent upon any single vendor.  To the extent possible, the Company utilizes its Global Sourcing Division to purchase directly from foreign manufacturers, avoiding third party importers.  Management believes that alternative and competitive suppliers are available for virtually all its products, further increasing opportunities for product quality and gross margin improvement.  Lowe's has begun to cultivate and execute vendor alliance partnerships with key vendor partners in an effort to enhance our market share where such partnerships are advantageous to the customer, Lowe's and the vendors.
Lowe's is also concentrating on the electronic exchange of item and order information with our vendors, improving data integrity and reducing errors, leading to fewer returns and order changes. This allows store employees to focus on customer service and invest more time in selling rather than administrative functions. It also allows rapid expansion of the special order item base to expand product offerings.

In order to maintain appropriate inventory levels in stores and to improve distribution efficiencies, the Company operates nine highly automated regional distribution centers (RDC's).  The current RDC's are strategically located in North Carolina (2), Georgia, Indiana, Pennsylvania, Texas, California, Ohio and Wyoming.  Each Lowe's
store is served by one of these RDC's.  The Company also operates nine flatbed distribution centers in order to distribute merchandise that requires special handling due to size or type of packaging, such as lumber, various imports and building materials.  Approximately 50% of the merchandise purchased by the Company is shipped through its distribution facilities, while the remaining portion is shipped directly to stores from vendors.  In February 2003, construction began on an additional regional distribution center located in Poinciana, Florida, which is expected to be operational in the third quarter of fiscal 2004.  The Company plans to begin construction on an additional RDC in Plainfield, Connecticut in fiscal 2005. The Company also expects to open approximately three additional flatbed distribution centers in fiscal 2004.
These facilities will handle lumber, boards, panel products and building materials.  Also, long-length items such as irrigation pipe, vinyl sidings and ladders will be
distributed through these facilities.   The Company also operates a facility to handle special order plumbing products.

Marketing

The Company reaches target customers through a mixture of television, radio, direct mail, newspaper, event sponsorships, Internet, community relations and in-store programs.  Each marketing initiative is based on understanding current and prospective customers and their needs and expectations.  The Company has a strategic alliance with the HGTV network that allows it to utilize a substantial portion of the commercial airtime in which only the Company's and its vendors' commercials are aired.  This is one of a half dozen media partnership programs which the Company employs in an effort to build the image and equity of the Lowe's brand, while complementing the core media and marketing programs.  Additionally, the Company hosts customer hospitality events through its Team 48 NASCAR sponsorship, sponsors Lowe's Motor Speedway, supports several of the major initiatives and programs of the Home Safety Council and utilizes its proprietary credit programs to drive customer traffic and purchases.  Lowe's is also the primary sponsor of the No. 5 Chevrolet in the NASCAR Busch Series.

In 2003, the Company continued to introduce or redefine programs to respond to the changing needs and lifestyles of targeted customers.  Primary to this effort is the
Company's initiative to serve commercial business customers.  The Company has responded to the special needs of this customer group by carrying more professional-preferred brands, increasing in-stock quantities for bigger jobs and testing various marketing approaches in an effort to win the loyalty of commercial customers.  The Company continues to emphasize installed sales and currently has 45 assortments available where customers can have installation arranged through
Lowe's stores.  In addition, kiosks are available in departments such as appliances, home decor/flooring, electrical/lighting, millwork, hardware, seasonal, plumbing and tools for our customer's special product ordering in addition to what is made available on Lowes.com.  Some of these kiosks are technology based and some are literature based, but all facilitate the ability of the customer to special order to fit their home improvement needs.

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

Information Systems

The Company is continuously assessing and upgrading its information systems in an effort to support growth, augment new sales initiatives, to control costs and to enable better decision-making.  During the last six years, the Company has made a substantial investment in developing and purchasing new computer systems.  Lowe's has a point of sale system, electronic bar code scanning system, various design systems and dual UNIX Servers in each of its stores.  These systems provide the stores with real-time perpetual inventory information, support all in-store selling functions, provide labor management functions, and provide support for a variety of store administrative functions.  Store information is communicated to the customer support center's central computers via a terrestrial based (frame relay) network with back up being provided by a satellite based wide area network.  These systems provide customer checkout with automated credit card and check approval, host a variety of centralized design and order systems for the stores, provide store-based perpetual inventory information and also ensure that all store sales transactions are processed accurately.  In addition, the systems also provide labor planning and item movement experience.  These computers supply the general office functions with the information needed to support the stores, including centralized inventory replenishment, financial systems, human resources, and product information.

Employees

As of January 30, 2004, the Company employed approximately 116,000 full-time and 31,000 part-time employees, none of which are covered by any collective bargaining agreements.  Management considers its relations with its employees to be good.

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

Item 2 - Properties

At January 30, 2004, the Company operated 952 stores in 45 states with a total of 108.8 million square feet of selling space. Lowe's currently has two prototype stores, a 116,000 square-foot store for large markets and a 94,000 square-foot store used primarily to serve smaller markets.  Both prototypes include a lawn and garden center averaging an additional 26,000 square feet for 94K locations and 31,000 square feet for 116K locations.  Of the total stores operating at January 30, 2004, approximately
79% of the facilities are owned, with the remainder being leased from unaffiliated third parties.  Approximately 50% of these leases are capital leases. The Company also owns and operates nine regional distribution centers and nine flatbed distribution centers for lumber and building commodities.  The Company's executive offices are located in Mooresville, North Carolina.  The Company also maintains offices in Wilkesboro, North Carolina.

Item 3 - Legal Proceedings

The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered material to the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.
Name	Age	Title
Robert L. Tillman	60
Chairman of the Board since 1998 and Chief Executive Officer since 1996.

Theresa A. Anderson	46

Senior Vice President, General Merchandising Manager, Home & Outdoor Living since 2003; Senior Vice President, General Merchandising Manager, Interiors, 2003; Senior Vice President, Merchandising Sales and Service, 2001 - 2003; Senior Vice President, Operations & Merchandising Support, 2000 - 2001; Vice President, Store Support, 1999 - 2000; Vice President, Merchandising, 1998 - 1999; Divisional Merchandising Manager, 1996 - 1998.

Kenneth W. Black, Jr.	44	Senior Vice President and Chief Accounting Officer since 1999; Vice President and Corporate Controller, 1997 - 1999.

Gregory M. Bridgeford	49

Executive Vice President, Business Development since 2004; Senior Vice President, Business Development, 1999 - 2004; Senior Vice President, Marketing, 1998 - 1999; Senior Vice President and General Merchandise Manager, 1996 - 1998.

Michael K. Brown	40

Senior Vice President, Store Operations - South Central Division since 2004; Senior Vice President, Store Operations - Western Division, 2001 - 2004; Vice President, Specialty Sales, 1999 - 2001; Regional Vice President, Northeast Division, 1998 - 1999; Merchandising Vice President, Lawn and Garden, Bag Goods/Chemicals and Outdoor Power Equipment, 1996 - 1998.

Charles W. Canter, Jr.	53

Senior Vice President, Store Operations - North Central Division since 2004; Senior Vice President, Store Operations - Northern Division, 1999 - 2004; Senior Vice President and General Merchandise Manager, Building Materials, 1998 - 1999; Vice President, Merchandising - Millwork, 1998; Regional Vice President, Store Operations, 1993 - 1998.

		-7-
Marshall A. Croom	43	Senior Vice President, Finance since 2003; Vice President and Treasurer, 1999 - 2003; Assistant Treasurer, 1997 - 1999.

Ricky D. Damron	41	Senior Vice President, Store Operations - Northeast Division since 2004; Regional Vice President of Stores, 1999 - 2004.

Robert J. Gfeller, Jr.	42	Senior Vice President, Marketing, Advertising and Communications since 2000; Vice President, Marketing, 1999 - 2000; Coca-Cola USA Corp., 1996 - 1999.

Robert F. Hull, Jr.	39	Senior Vice President and Chief Financial Officer since 2003; Vice President Financial Planning & Analysis, 1999 - 2003; Corporate Controller, Treasurer and Tax Director, Shoe Show, Inc., 1997 - 1999.

Perry G. Jennings	46	Senior Vice President, Human Resources since 1999; Vice President, Operations and Merchandising Support, 1998.

John L. Kasberger	58

Senior Vice President and General Merchandising Manager, Hardlines since 2001; Vice President, Merchandising - Appliances/Kitchens, 2000 - 2001; Vice President, Internet Merchandising, 1999 - 2000; Vice President, Merchandising - Appliances, 1998 - 1999; Divisional  Merchandise Manager, 1992 - 1998.

J. Michael Mabry, Jr.	41	Senior Vice President, Distribution since 2003; Vice President Global Services, Wal-Mart Stores, Inc., 2002 - 2003; Regional Vice President of Distribution, Wal-Mart Stores, Inc., 1998 - 2002.

John R. Manna, Jr.	46	Vice President and Corporate Controller since 2000, Assistant Controller, 1999 - 2000; Director of Corporate Accounting, 1996 - 1999.

Ross W. McCanless	46	Senior Vice President, General Counsel and Secretary since 2003; Vice Chairman, Delhaize America, Inc., 2002 - 2003; Chief Executive Officer, Delhaize America, Inc. and Food Lion, LLC, 1999 - 2002; Senior Vice President, Chief Administrative Officer and General Counsel, Food Lion, Inc., 1995 - 1999.

Michael K. Menser	50	Senior Vice President and General Merchandising Manager, Home Decor since 1998; Vice President, Logistics, 1996 - 1998.

Robert A. Niblock	41	President since 2003; Executive Vice President, 2001 - 2003, and Chief Financial Officer, 2000 - 2003; Senior Vice President, Finance, 1999 - 2000; Vice President and Treasurer, 1997 - 1998.

Dale C. Pond	58

Senior Executive Vice President - Merchandising/Marketing since 2003; Executive Vice President, Merchandising, 2001 - 2003; Executive Vice President, Chief Merchandising Officer, 2000 - 2001; Executive Vice President, Merchandising and Marketing, 1998 - 2000; Senior Vice President, Marketing, 1993 - 1998.

		-8-
David E. Shelton	57	Senior Vice President, Real Estate/Engineering and Construction since 1997.

Eric D. Sowder	49	Senior Vice President, Logistics since 2002; Vice President, Logistics, 1998 - 2002; Vice President of Merchandising, 1998.

John David Steed	52	Senior Vice President and General Merchandising Manager, Building Products since 2001; Vice President, Merchandising - Western Division, 1999 - 2001; Vice President, Merchandising - Fashion Plumbing/Electrical, 1998 - 1999.

Larry D. Stone	52	Senior Executive Vice President - Operations since 2003; Executive Vice President, Store Operations, 2001 - 2003; Executive Vice President and Chief Operating Officer, 1997 - 2001.

Steven M. Stone	42

Senior Vice President and Chief Information Officer since 2003; Vice President of Information Technology Strategy, 2002 - 2003; Vice President of MIS Operations, 1999 - 2002; Vice President of Information Resources, 1997 - 1999.

Robert F. Wagner	49	Senior Vice President, Store Operations - West Division since 2004; Regional Vice President of Stores, 2001 - 2004; District Manager 1998 - 2001.

Gregory J. Wessling	52

Senior Vice President, Store Operations - Southeast Division since 2004; Senior Vice President, Store Operations - Southern Division, 1999 - 2004; Senior Vice President, Store Operations - Eastern Division, 1998 - 1999; Senior Vice President and General Merchandise Manager, 1996 - 1998.

Part II

Item 5  - Market for the Registrant's Common Stock and Related Security Holder Matters

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is LOW. As of January 30, 2004, there were 26,553 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 40 of the Annual Report to Security Holders for the fiscal year ended January 30, 2004 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

Item 6 - Selected Financial Data

See page 41 of the Annual Report to Security Holders for the fiscal year ended January 30, 2004.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 24 and "Disclosure Regarding Forward-Looking Statements" on page 18 of the Annual Report to Security Holders for the fiscal year ended January 30, 2004.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

See "Quantitative and qualitative disclosures about market risk" on page 24 of the Annual Report to Security Holders for the fiscal year ended January 30, 2004.

Item 8 - Financial Statements and Supplementary Data

See the "Independent Auditors' Report" of Deloitte & Touche LLP on page 25, the financial statements and notes thereto on pages 26 through 38, and the "Selected Quarterly Data" on page 41 of the Annual Report to Security Holders for the fiscal year ended January 30, 2004.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a - Controls and Procedures

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

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, which was conducted at the end of the period covered by this annual report on Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's most recent evaluation.

Part III

Item 10 - Directors and Executive Officers of the Registrant

See "Election of Directors," "Information Concerning the Nominees," "Information Concerning Continuing Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 30, 2004.

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the Code). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of our summary of the Code can be found at www.Lowes.com, under the "Company Info." and "Lowe's Code of Business Ethics" captions. If you would like to receive a free copy of the complete Code, please contact Shareholder Services at 1-888-345-6937.

We will disclose information pertaining to amendments or waivers to provisions of our Code that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relate to the elements of our Code enumerated in the Securities and Exchange Commission's ("SEC") rules and regulations by posting this information on our website. The information on our website is not a part of this Annual Report and is not incorporated by reference in this report or any of our other filings with the SEC.

Item 11 - Executive Compensation

See "Compensation of Executive Officers", "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values", and "Long-term Incentive Plans - Awards in Last Fiscal Year" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 30, 2004. Information included under the captions "Report of the Compensation and Organization Committee" and "Performance Graph" is not incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Lowe's equity compensation plans. The information is as of January 30, 2004.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holder	20,780,070	$35.78	25,591,256 (3)

Equity compensation plans not approved by security holders	--	--	--

Total	20,780,070	$35.78	25,591,256 (3)

(1) This column contains information regarding employee stock options and deferred shares only; there are no warrants or stock appreciation rights outstanding.

(2) This column does not include 19,647,633 and 2,500,000 shares available under the 401(k) retirement plan and Benefit Restoration Plan, respectively, in accordance with SEC rules.

(3) Includes the following:

* 18,170,634, 2,246,803 and 154,755 shares, respectively, available for grants under the Company's three stock incentive plans, referred to as the "2001", "1997" and "1994" Plans. Under these plans, incentive and non-qualified stock options may be granted to key employees. No awards may be granted after 2011 under the 2001 plan, 2007 under the 1997 plan, and 2004 under the 1994 plan. Stock options generally have terms of 7 years, normally vest evenly over 3 years, and are assigned an exercise price of not less than the fair market value of the Company's stock on the date of grant.

* 365,333 shares under the Lowe's Companies, Inc. Directors' Stock Option Plan. During the term of the Plan, each non-employee Director will be awarded 4,000 options on the date of the first board meeting after each annual meeting of the Company's shareholders (the award date). The maximum number of shares available for grant under the Plan is 500,000, subject to adjustment. No awards may be granted under the Plan after the award date in 2008. The options vest evenly over three years, expire after seven years and are assigned a price equal to the fair market value of the Company's common stock on the date of grant.

* 4,653,731 shares available under the Employee Stock Purchase Plan. Eligible employees may participate in the purchase of designated shares of the Company's common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

See "Security Ownership of Certain Beneficial Owners and Management" included in the definitive Proxy Statement, which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 30, 2004.

Item 13 - Certain Relationships and Related Transactions

None.

Item 14 - Principal Accountant Fees and Services

See "Principal Accountant Fees and Services" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 30, 2004

Part IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

a) 1. Financial Statements
See the following items and page numbers appearing in the Annual Report to Security Holders for the fiscal year ended January 30, 2004:

  2. Financial Statement Schedules

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lowe's Companies, Inc.

We have audited the financial statements of Lowe's Companies, Inc. (the "Company") as of January 30, 2004 and January 31, 2003, and for each of the three fiscal years in the period ended January 30, 2004, and have issued our report thereon dated March 19, 2004 (April 2, 2004, as to the third paragraph in Note 10), which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's change in method of accounting for stock-based compensation; such financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company, listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 19, 2004 (April 2, 2004, as to the third paragraph in Note 10)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)

	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 30, 2004:
Reserve for loss on discontinued inventories	$ 52	$ 9	(a)	$ -		$ 61
Reserve for inventory shrinkage	83	296		(297)	(b)	82
Self-insurance liability	244	206		(123)	(c)	327

January 31, 2003:
Reserve for loss on discontinued inventories	47	5	(a)	-		52
Reserve for inventory shrinkage	79	275		(271)	(b)	83
Self-insurance liability	171	186		(113)	(c)	244

February 1, 2002:
Reserve for loss on discontinued inventories	38	9	(a)	-		47
Reserve for inventory shrinkage	93	291		(305)	(b)	79
Self-insurance liability	139	125		(93)	(c)	171

(a):  Represents increase/(decrease) in the required reserve based on the Company's evaluation of discontinued inventories.
(b):  Represents the actual inventory shrinkage experienced at the time of physical inventories.
(c):  Represents claim payments for self-insured claims.

3.	Exhibits

(3.1)	Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 14,
2001 and incorporated by reference herein).

(3.2)	Bylaws, as amended (filed as Exhibit 3(ii) to the Company's Form 10-Q dated December 9, 2003 and incorporated by reference herein)

(4.1)	Amended and Restated Rights Agreement, dated December 2, 1999 between the Company and
Equiserve Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 2 of
Amendment No. 2 to the Company's Registration Statement on Form 8-A dated on February 14, 2000, as amended by Exhibit 1 of Amendment No. 3 to the Company's Registration Statement on Form 8-A, dated
March 2, 2000).

* (10.1)	Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994 (filed as Exhibit
10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(*10.2)	Lowe's Companies, Inc. Directors' Stock Incentive Plan (filed on the Company's Form S-8 dated July 8,
1994 (No. 33-54497) and incorporated by reference herein).

-14-
*(10.3)	Lowe's Companies, Inc., 1994 Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No.
33-54499) and incorporated by reference herein).

*(10.4)	Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 9, 1994 (filed as Exhibit
10.9 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

* (10.5)	Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated September 17, 1998 (filed as
Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

*(10.6)	Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 4, 1998 (filed as Exhibit
10.11 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

*(10.7)	Lowe's Companies, Inc. 1997 Incentive Plan (filed on the Company's Form S-8 dated August 29, 1997
(No. 333-34631) and incorporated by reference herein).

*(10.8)	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998 (filed as Exhibit
10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

* (10.9)	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998 (filed as
Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

*(10.10)	Lowe's/Eagle Stock Option Plan (filed as Exhibit 4.2 on the Company's Form S-8 filed April 7, 1999 (No.
333-75793) and incorporated by reference herein).

*(10.11)	Lowe's Companies, Inc. Directors' Stock Option Plan (filed on the Company's Form S-8 dated October
21, 1999 (No. 333-89471) and incorporated by reference herein).

*(10.12)	Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone (filed on the
Company's Form S-8 dated May 2, 2000 (No. 333-36096) and incorporated by reference herein).

*(10.13)	Lowe's Companies, Inc. 2001 Incentive Plan (filed on the Company's Form S-8 dated November 15, 2001
(No. 333-73408) and incorporated by reference herein).

(10.14)	Indenture dated April 15, 1992 between the Company and Bank One, N.A., Successor Trustee to
Chemical Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3
(No. 33-47269) and incorporated by reference herein).

(10.15)	Lowe's Companies Benefit Restoration Plan (filed on the Company's Form S-8 dated August 8, 2002 (No.
333-97811) and incorporated by reference herein).

(10.16)	Amended and Restated Indenture, dated as of December 1, 1995, between the Company and Bank One,
N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated
December 15, 1995, and incorporated by reference herein).

(10.17)	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture
dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First
National Bank of Chicago (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K dated
April 19, 1999, and incorporated by reference herein).
-15-

(10.18)	Second Supplemental Indenture, dated as of October 19, 2001, to the Amended and Restated Indenture
dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First
National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

(10.19)	Indenture between the Company and The Bank of New York, dated as of February 16, 2001 (filed as
Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

(10.20)	Form of the Company's 6 3/8 % Senior Note due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

(10.21)	Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 on Form 8-K dated
February 20, 1998, and incorporated by reference herein).

(10.22)	Form of the Company's 6 1/2 % Debenture due March 15, 2029 (filed as Exhibit 10.6 to the Company's
Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(10.23)	Form of the Company's 8 1/4 % Notes due June 1, 2010 (filed as Exhibit 4.2 on Form 8-K dated June 8,
2000, and incorporated by reference herein).

(10.24)	Form of the Company's 7 1/2 % Notes due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated
December 20, 2000, and incorporated by reference herein).

(10.25)	Form of the Company's 2.5 % Liquid Yield Option Notes due February 16, 2021 (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

(10.26)	Form of the Company's Senior Convertible Notes due October 19, 2021 (filed as Exhibit 4.2 on Form
8-K dated October 25, 2001, and incorporated by reference herein).

(10.27)	Form of the Company's Management Continuity Agreement for Senior Officers (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended February 1, 2002, and incorporated by reference herein).

(10.28)	Form of the Company's Management Continuity Agreement for Executive Officers (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended February 1, 2002, and incorporated by reference herein).

* (10.29)	Release, Separation and Consulting Agreement - Thomas E. Whiddon (filed as Exhibit 10(iii)(A).1 to the
Company's Form 10-Q dated September 12, 2003 and incorporated by reference herein).

* (10.30)	Release and Separation Agreement - William C. Warden, Jr. (filed as Exhibit 10(iii)(A).2 to the
Company's Form 10-Q dated September 12, 2003 and incorporated by reference herein).

(13)	Portions of the Annual Report to Security Holders for the fiscal year ended January 31, 2003.

(21)	List of Subsidiaries.

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

-16-

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b)	Reports on Form 8-K

Current Report on Form 8-K filed December 8, 2003, furnishing under Item 5 thereof the News Release announcing the approval of a $1 billion share repurchase program, as well as the declaration of a cash dividend.

Current Report on Form 8-K filed December 8, 2003, furnishing under Item 5 thereof the News Release announcing the resignation of Thomas D. O'Malley from its Board of Directors

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE'S COMPANIES, INC.
(Registrant)

April 7, 2004	By: /s/ Robert L. Tillman
Date	Robert L. Tillman
Chairman of the Board and Chief Executive Officer

April 7, 2004	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Senior Vice President and Chief Financial Officer

April 7, 2004	By: /s/ Kenneth W. Black, Jr.
Date	Kenneth W. Black, Jr.
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Robert F. Hull, Jr., Kenneth W. Black, Jr. and Ross W. McCanless, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Robert L. Tillman	Chairman of the Board of Directors,	April 7, 2004
Robert L. Tillman	Chief Executive Officer and Director	Date

/s/ Leonard L. Berry	Director	April 7, 2004
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	April 7, 2004
Peter C. Browning		Date

/s/ Paul Fulton	Director	April 7, 2004
Paul Fulton		Date

/s/ Dawn E. Hudson	Director	April 7, 2004
Dawn E. Hudson		Date
-18-

/s/ Robert A. Ingram	Director	April 7, 2004
Robert A. Ingram		Date

/s/ Richard K. Lochridge	Director	April 7, 2004
Richard K. Lochridge		Date

/s/ Claudine Malone	Director	April 7, 2004
Claudine Malone		Date

/s/ Robert A. Niblock	Director	April 7, 2004
Robert A. Niblock		Date

/s/ Stephen F. Page	Director	April 7, 2004
Stephen F. Page		Date

/s/ O. Temple Sloan, Jr.	Director	April 7, 2004
O. Temple Sloan, Jr.		Date