Form 10-K/A
period 2004-01-30
LOWES COMPANIES INC
filed 2004-04-13
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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
☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of August 1, 2003, the last business day of the Company's most recent second quarter, was $36,872,272,539.

The number of shares outstanding of the registrant's Common Stock, $.50 Par Value, as of April 5, 2004 was 785,041,386.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends our previously filed Annual Report on Form 10-K for the fiscal year ended January 30, 2004. This amendment is being filed to correct certain clerical errors that appeared in the original filing including the following: (1) the cover page is being amended to remove the check mark from the box relating to Item 405 of Regulation S-K; (2) page 26 of Exhibit 13 to the original filing is being revised to reflect that the amount of net earnings for the fiscal year ended January 30, 2004 was $1,877 million as opposed to the $877 million reflected in the original filing, and the percentage of sales of Selling, General and Administrative expenses for the year ended January 31, 2003 was 17.91% as opposed to the 17.97% as reflected in the original filing; (3) certain minor typographical changes are being made to conform Exhibit 13 to the Annual Report being distributed to security holders; (4) the exhibit list is being revised to reflect that Exhibit 13 contains portions of the Annual Report to Security Holders for the fiscal year ended January 30, 2004 filed herewith. No other information in the original filing is being revised.

Part II

Item 8 - Financial Statements and Supplementary Data

See the "Independent Auditors' Report" of Deloitte & Touche LLP on page 25, the financial statements and the notes thereto on pages 26 through 38, and the "Selected Quarterly Data" on page 41 of the Annual Report to Security Holders for the fiscal year ended January 30, 2004 filed as Exhibit 13 hereto.

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

LOWE'S COMPANIES, INC.
(Registrant)

April 13, 2004	By: /s/ Kenneth W. Black, Jr.
Date	Kenneth W. Black, Jr.
Senior Vice President and Chief Accounting Officer