Form 10-Q
period 2004-04-30
LOWES COMPANIES INC
filed 2004-06-04
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

CLASS Common Stock, $.50 par value

OUTSTANDING AT MAY 28, 2004 779,633,865

LOWE'S COMPANIES, INC. - INDEX -
Page No.
PART 1 - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets - April 30, 2004 (Unaudited),
May 2, 2003 (Unaudited) and January 30, 2004	3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three months
ended April 30, 2004 and May 2, 2003	4

Consolidated Statements of Cash Flows (Unaudited) -
three months ended April 30, 2004 and May 2, 2003	5

Notes to Consolidated Financial Statements (Unaudited)	6-9

Report of Independent Registered Public Accounting Firm	10

Item 2. Management's Discussion and Analysis of Financial Condition and	11-16
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II - Other Information
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 6(a). Exhibits	18

Item 6(b). Reports on Form 8-K	19

Signature	19

Exhibit Index	20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc. Consolidated Balance Sheets In Millions, Except Par Value Data
		(Unaudited) April 30, 2004	(Unaudited) May 2, 2003	January 30, 2004
Assets
Current assets:
Cash and cash equivalents		$ 1,848	$ 1,600	$ 1,446
Short-term investments		143	77	178
Accounts receivable - net		180	189	131
Merchandise inventory		5,713	4,864	4,584
Deferred income taxes		87	72	59
Other assets		114	142	166

Total current assets		8,085	6,944	6,564

Property, less accumulated depreciation		12,308	10,545	11,945
Long-term investments		163	132	169
Other assets		222	170	241

Total assets		$ 20,778	$ 17,791	$ 18,919

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings		$ -	$ 50	$ -
Current maturities of long-term debt		78	30	77
Accounts payable		3,484	2,960	2,243
Employee retirement plans		14	27	74
Accrued salaries and wages		166	169	335
Other current liabilities		2,129	1,570	1,516

Total current liabilities		5,871	4,806	4,245

Long-term debt, excluding current maturities		3,668	3,733	3,678
Deferred income taxes		687	499	657
Other long-term liabilities		46	18	30

Total liabilities		10,272	9,056	8,610

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
April 30, 2004	783
May 2, 2003	783
January 30, 2004	787	392	392	394
Capital in excess of par		2,006	2,055	2,237
Retained earnings		8,108	6,288	7,677
Accumulated other comprehensive income		-	-	1

Total shareholders' equity		10,506	8,735	10,309

Total liabilities and shareholders' equity		$ 20,778	$ 17,791	$ 18,919

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Current and Retained Earnings (Unaudited) In Millions, Except Per Share Data

	Three Months Ended
	April 30, 2004		May 2, 2003
Current Earnings	Amount	Percent	Amount	Percent
Net Sales	$ 8,681	100.00	$ 7,118	100.00
Cost of Sales	5,811	66.94	4,899	68.83
Gross Margin	2,870	33.06	2,219	31.17
Expenses:
Selling, general and administrative	1,853	21.35	1,299	18.25
Store opening costs	22	0.25	19	0.27
Depreciation	208	2.40	179	2.51
Interest	48	0.55	48	0.67
Total expenses	2,131	24.55	1,545	21.70
Pre-tax earnings	739	8.51	674	9.47
Income tax provision	284	3.27	255	3.58
Earnings from continuing operations	455	5.24	419	5.89
Earnings from discontinued operations, net of tax	-	-	2	0.02
Net earnings	$ 455	5.24	$ 421	5.91

Weighted average shares outstanding - Basic	786		783

Basic earnings per share:
Continuing operations	$ 0.58		$ 0.54
Discontinued operations	-		-
Basic earnings per share	$ 0.58		$ 0.54

Weighted average shares outstanding - Diluted	808		802

Diluted earnings per share:
Continuing operations	$ 0.57		$ 0.53
Discontinued operations	-		-
Diluted earnings per share	$ 0.57		$ 0.53

Cash dividends per share	$ 0.03		$ 0.03

Retained Earnings
Balance at beginning of period	$ 7,677		$ 5,887
Net earnings	455		421
Cash dividends	(24)		(20)
Balance at end of period	$ 8,108		$ 6,288

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Cash Flows (Unaudited) In Millions
	Three Months Ended
	April 30, 2004	May 2, 2003
Cash flows from operating activities:
Net Earnings	$ 455	$ 421
Earnings from discontinued operations, net of tax	-	(2)
Earnings from continuing operations	455	419

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	213	183
Deferred income taxes	2	7
Loss on disposition/writedown of fixed and other assets	16	7
Stock-based compensation expense	18	5
Tax effect of stock options exercised	7	4
Changes in operating assets and liabilities:
Accounts receivable - net	(49)	(9)
Merchandise inventory	(1,129)	(892)
Other operating assets	52	(20)
Accounts payable	1,241	1,138
Employee retirement plans	(60)	(61)
Other operating liabilities	460	273
Net cash provided by operating activities from continuing operations	1,226	1,054

Cash flows from investing activities:
Decrease (Increase) in investment assets:
Short-term investments	69	206
Purchases of long-term investments	(35)	(164)
Proceeds from sale/maturity of long-term investments	6	47
Decrease (Increase) in other long-term assets	6	(16)
Fixed assets acquired	(585)	(391)
Proceeds from the sale of fixed and other long-term assets	11	19
Net cash used in investing activities from continuing operations	(528)	(299)

Cash flows from financing activities:
Repayment of long-term debt	(8)	(7)
Proceeds from stock options exercised	24	28
Cash dividend payments	(24)	(20)
Repurchase of common stock	(288)	-
Net cash (used in) provided by financing activities from continuing operations	(296)	1

Net cash used in discontinued operations	-	(9)

Net increase in cash and cash equivalents	402	747
Cash and cash equivalents, beginning of period	1,446	853
Cash and cash equivalents, end of period	$ 1,848	$ 1,600

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (unaudited) have been reviewed by an independent registered public accounting firm and, in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of April 30, 2004 and May 2, 2003, and the results of operations and cash flows for the three months ended April 30, 2004 and May 2, 2003.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Lowe's Companies, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended January 30, 2004. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications.

Note 2: Earnings Per Share - Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The dilutive effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted earnings per share for the three months ended April 30, 2004 and May 2, 2003 because none of the conditions that would permit conversion had been satisfied during the period.

	Three Months Ended
(In Millions, Except Per Share Data)	April 30, 2004	May 2, 2003

Basic earnings per share:
Earnings from continuing operations	$ 455	$ 419
Earnings from discontinued operations, net of tax	-	2
Net earnings	$ 455	$ 421
Weighted average shares outstanding	786	783
Basic earnings per share; continuing operations	$ 0.58	$ 0.54
Basic earnings per share; discontinued operations	-	-
Basic earnings per share	$ 0.58	$ 0.54

Diluted earnings per share:
Net earnings	$ 455	$ 421
Net earnings adjustment for
interest on convertible debt, net of tax	3	3
Net earnings, as adjusted	$ 458	$ 424
Weighted average shares outstanding	786	783
Dilutive effect of stock options	6	3
Dilutive effect of convertible debt	16	16
Weighted average shares, as adjusted	808	802
Diluted earnings per share; continuing operations	$ 0.57	$ 0.53
Diluted earnings per share; discontinued operations	-	-
Diluted earnings per share	$ 0.57	$ 0.53

Note 3: Discontinued Operations - During the fourth quarter of fiscal 2003, the Company sold 26 commodity-focused locations operating under The Contractor Yard name (the "Contractor Yards"). This sale was effected to allow the Company to continue to focus on its retail and commercial business. The Company has reported the results of operations of the Contractor Yards as discontinued operations for the periods presented, which were as follows:

(In Millions)	Three Months Ended May 2, 2003
Net sales from discontinued operations	$ 93
Pre-tax earnings from discontinued operations	3
Income tax provision	1
Earnings from discontinued operations, net of tax	$ 2

Note 4: Property - Property is shown net of accumulated depreciation of $3.3 billion at April 30, 2004, $2.6 billion at May 2, 2003 and $3.1 billion at January 30, 2004.

Note 5: Supplemental Disclosure -

Supplemental disclosures of cash flow information:

	Three Months Ended
(In Millions)	April 30, 2004	May 2, 2003
Cash paid for interest (net of amount capitalized)	$ 54	$ 55
Cash paid for income taxes	15	20

Note 6: Credit Arrangements - The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006, and a $400 million 365-day tranche, expiring in July 2004, which is renewable annually at the agreement of the parties. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at April 30, 2004. Fifteen banking institutions are participating in the $800 million senior credit facility and, as of April 30, 2004, there were no outstanding loans under the facility.

Note 7: Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $454.4 and $420.6 million compared to net earnings of $455.2 and $420.6 million for the three months ended April 30, 2004 and May 2, 2003, respectively.

Note 8: Accounting for Stock-Based Compensation - The Company has three stock incentive plans which are described more fully in Note 10 to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2004.

Effective fiscal 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted or modified after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net earnings for the three months ended April 30, 2004 and May 2, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. During the three months ended April 30, 2004 and May 2, 2003, the Company recognized compensation expense totaling $18 million and $5 million, respectively, relating to stock options and awards, which generally vest over three years.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The assumptions used to determine the fair value of options granted during the three months ended April 30, 2004 have not changed significantly from those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 30, 2004. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

Three Months Ended
(In millions, except per share data)	April 30, 2004	May 2, 2003
Net earnings, as reported	$ 455	$ 421

Deduct: Total unrecognized stock-based employee compensation expense determined under the fair-value-based method for all awards net of related tax effects	(10)	(16)

Pro forma net earnings	$ 445	$ 405

Earnings per share:
Basic - as reported	$ 0.58	$ 0.54
Basic - pro forma	$ 0.57	$ 0.52

Diluted - as reported	$ 0.57	$ 0.53
Diluted - pro forma	$ 0.55	$ 0.51

Note 9: Shareholders' Equity - The Company repurchased approximately 5.2 million common shares during the first quarter of fiscal 2004 at a cost of approximately $288 million under the share repurchase program authorized by the Board of Directors in December 2003. As of April 30, 2004, the Company has remaining authorization under this share repurchase program to repurchase approximately $712 million of shares by the end of fiscal 2005.

Note 10: Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003. For VIEs in which the Company holds a variable interest that it acquired before February 1, 2003, the provisions of FIN 46 were effective for the first quarter of 2004. The adoption of FIN 46, as revised, did not have a material impact on the Company's financial statements.

Note 11: Subsequent Event - In May 2004, the Company entered into an agreement with General Electric Company and its subsidiaries ("GE") to sell its current portfolio of accounts receivable to GE. GE will also purchase new accounts receivable originated during the term of the agreement and service these accounts. These receivables arise primarily from sales to the Company's commercial business customers for the purchase of goods and services. This agreement was effected primarily to enhance the Company's service to its commercial business customers through the use of GE's specialized support staff in servicing these accounts, as well as the functionality of GE's information systems platform. The total portfolio of receivables sold to GE was approximately $147 million. The sale is accounted for in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (a replacement of FASB Statement No. 125)" and did not result in a significant gain or loss.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe's Companies, Inc.

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of April 30, 2004 and May 2, 2003, and the related consolidated statements of current and retained earnings and cash flows for the three month periods then ended.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lowe's Companies, Inc. and subsidiaries as of January 30, 2004, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2004 (April 2, 2004, as to the third paragraph in Note 10), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

June 4, 2004

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the three months ended April 30, 2004. This discussion should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2004.

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

Merchandise Inventory

The Company records an inventory reserve for the potential loss associated with selling discontinued inventories below cost. This reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves. The Company also records an inventory reserve for the estimated shrinkage between actual physical inventories taken. This reserve is based primarily on actual shrinkage results from previous physical inventories. Changes in actual shrinkage results from completed physical inventories could result in revisions to previously estimated shrinkage expense. Management believes it has sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.

Vendor Funds

The Company receives funds from vendors in the normal course of business for a variety of reasons, including purchase-volume-related rebates, defective merchandise allowances, advertising allowances, reimbursement for selling expenses, displays and third-party, in-store service related costs. Management uses projected purchase volumes to determine earnings rates, validates those projections based on actual and historical purchase trends and applies those rates to actual purchase volumes to determine the amount of funds earned by the Company and receivable from the vendor. Amounts earned could be impacted if actual purchase volumes differ from projected purchase volumes.

Under Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," cooperative advertising allowances and in-store service funds are treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. Substantially all of the cooperative advertising and in-store service funds that the Company receives do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, for cooperative advertising and third-party, in-store service fund agreements entered into after December 31, 2002, which was the effective date of the related provision of EITF 02-16, the Company treats funds that do not meet the specific, incremental and identifiable criteria as a reduction in the cost of inventory and recognizes these funds as a reduction of cost of sales when the inventory is sold. There is no impact to the timing of when the funds are received from vendors or the associated cash flows.

The Company historically treated volume-related discounts or rebates as a reduction of inventory cost and reimbursements of operating expenses received from vendors as a reduction of those specific expenses. The Company's historical accounting treatment for these vendor-provided funds is consistent with EITF 02-16 with the exception of certain cooperative advertising allowances and in-store services provided by third parties for which the costs are ultimately funded by vendors. The Company previously treated the cooperative advertising allowances and in-store service funds as a reduction of the related expense.

Self-Insurance

The Company is self-insured for certain losses relating to worker's compensation, automobile, general and product liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the discounted aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. These estimates are subject to changes in forecasted payroll, sales and vehicle units, as well as the frequency and severity of claims. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

OPERATIONS

In 2004, Lowe's continues to focus on its expansion plans, merchandising strategies and specialty sales initiatives to drive performance. Due in part to these initiatives, the first quarter of fiscal 2004 resulted in 22% sales growth and 9.9% comparable store sales growth, with positive comparable store sales increases in all geographic regions and all product categories.

The Company's expansion into metropolitan markets continued during the first quarter of 2004, as it opened its first stores in Brooklyn, New York and Tucson, Arizona, and additional stores in Las Vegas, Nevada and Dallas, Texas. The Company has established that it has the processes and procedures to efficiently support the higher volume sales and its customer focused approach gives the Company confidence in its ability to perform in these markets.

For the first quarter of fiscal 2004, net earnings increased 8.1% to $455 million compared to last year's first quarter results. Diluted earnings per share were $0.57 compared to $0.53 for the comparable quarter of last year. Excluding the $126 million of net earnings ($0.16 per diluted share) impact of EITF 02-16, net earnings would have been $581 million, a 38.0% increase over last year's first quarter and diluted earnings per share would have increased 37.7% to $0.73.

The sales increase during the first quarter of 2004 was primarily attributable to the addition of 14.7 million square feet of retail selling space relating to new stores since last year's first quarter, as well as the increase in comparable store sales. The following table presents sales and store information excluding discontinued operations:

	Three Months Ended
	April 30, 2004	May 2, 2003
Sales (in millions)	$8,681	$7,118
Sales increases	22%	12%
Comparable store sales increases	9.9%	0.2%
Average ticket	$62.56	$57.57
At end of quarter:
Stores	980	849
Sales floor square feet (in millions)	111.9	97.2
Average store size square feet (in thousands)	114	114

Several product categories generated above average performance during the first quarter, including millwork, lumber, rough electrical, outdoor power equipment, seasonal living and cabinets. Tools performed at approximately the overall corporate average. Additionally, inflation in prices of lumber and building materials resulted in a 175 basis point favorable impact on first quarter comparable store sales.

With respect to the outdoor power equipment and seasonal living categories, although the Company experienced bad weather, supply issues and a manufacturer recall for outdoor power equipment in the first quarter of fiscal 2003, the current year's first quarter delivered comparable store sales significantly higher than the company average for these categories. Improved outdoor gas grill sales contributed to the seasonal living category's strong performance in the first quarter of 2004. The Company's new installed sales model, enhanced product training in cabinets and countertops and a reset of the department in several stores contributed to strong sales in the kitchen category. In addition, the Company continues to capitalize on the shift to the home improvement warehouse channel as the preferred channel to purchase appliances. This has resulted in continued improved sales and market share in this category during the first quarter of 2004.

Gross margin was 33.1% of sales for the quarter ended April 30, 2004 compared to 31.2% for last year's comparable quarter. As a result of the reclassification of vendor funds in accordance with EITF 02-16, vendor funds for cooperative advertising and in-store services are now classified as a reduction of cost of inventory. This change contributed approximately 119 basis points or 63% of the increase in gross margin for the quarter. The remaining gross margin increase was driven by lower inventory acquisition costs resulting in part from the use of the Company's sourcing offices to import products. A reduction in inventory shrinkage as a percentage of sales of five basis points also contributed to the increase in margin, which was partially offset by negative product mix.

Selling, general and administrative expenses ("SG&A") were 21.4% of sales versus 18.3% in last year's first quarter. SG&A increased by 43% compared to the 22% increase in sales for the quarter, which represented an increase of 310 basis points as a percentage of sales. An increase of approximately 355 basis points as a percentage of sales resulted from the reclassification of vendor funds in accordance with EITF 02-16. In addition, SG&A for the quarter included $18 million of stock-based compensation expense, compared to $5 million in the first quarter of 2003, which was the first quarter after the Company adopted the fair value recognition provisions of SFAS No. 123. These increases were partially offset by rent, property tax, and utility expenses decreasing as a percentage of sales.

Store opening costs were $22 million for the quarter ended April 30, 2004 compared to $19 million in last year's first quarter. This represents costs associated with the opening of 29 new stores during the first quarter of 2004 compared to 21 new stores for the comparable period last year. Charges for future and prior openings in the first quarters of 2004 and 2003 were $4 million and $5 million, respectively.

Depreciation for the quarter was $208 million,, which represented an increase of 16% from the $179 million in last year's first quarter. The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program and the increase in the percentage of owned locations since last year's first quarter. At April 30, 2004, the Company owned 80% of total locations compared to 76% at May 2, 2003.

The Company's effective income tax rate was 38.4% for the quarter ended April 30, 2004, compared to 37.8% for last year's comparable period. The higher rate during 2004 is primarily related to expansion into states with higher income tax rates, as well as permanent differences between book and tax income related to stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and various lines of credit currently available to the Company. Net cash provided by operating activities from continuing operations was $1.2 billion for the three months ended April 30, 2004 compared to $1.1 billion for the three months ended May 2, 2003. The primary source of the increase in cash provided by operating activities from continuing operations in the current year was the increase in net earnings. Working capital at April 30, 2004 was $2.2 billion compared to $2.1 billion at May 2, 2003 and $2.3 billion at January 30, 2004.

The primary component of net cash used in investing activities from continuing operations continues to be opening new stores. Cash acquisitions of fixed assets were $585 million and $391 million for the three months ended April 30, 2004 and May 2, 2003, respectively. At April 30, 2004, the Company operated 980 stores in 45 states with 111.9 million square feet of retail selling space, representing a 15% increase over the selling space at May 2, 2003.

Cash flows used in financing activities from continuing operations were $296 million for the three months ended April 30, 2004. Cash flows provided by financing activities from continuing operations were $1 million for the three months ended May 2, 2003. Cash used in financing activities during the first three months of the current year primarily resulted from repurchases of common stock under the Company's share repurchase program, cash dividend payments and scheduled long-term debt repayments, offset by proceeds generated from stock option exercises. Cash provided by financing activities from continuing operations during the first three months of the prior year primarily resulted from proceeds generated from stock option exercises offset by cash dividend payments and scheduled long-term debt repayments. The ratio of long-term debt to equity plus long-term debt was 25.9%, 29.9% and 26.3% as of April 30, 2004, May 2, 2003 and January 30, 2004, respectively.

The Company has an $800 million senior credit facility. The facility is split into a $400 million five-year tranche, expiring in August 2006 and a $400 million 365-day tranche, expiring in July 2004, which is renewable annually at the agreement of the parties. The facility is used to support the Company's $800 million commercial paper program and for short-term borrowings. Any loans made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at April 30, 2004. Fifteen banking institutions are participating in the $800 million senior credit facility and, as of April 30, 2004, there were no outstanding loans under the facility.

The Company's 2004 capital budget is $3.4 billion, inclusive of approximately $321 million of leases, which is primarily comprised of ground and operating leases. Approximately 76% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2004 consist of approximately 140 stores, including approximately four relocations of older stores, increasing sales floor square footage by approximately 14%. Approximately 3% of the 2004 facilities will be build-to-suit leases and 97% will be owned.

At April 30, 2004, the Company operated nine regional distribution centers. In 2003, the Company began construction on an additional regional distribution center located in Poinciana, Florida, which is expected to be operational in the third quarter of 2004. The Company has begun construction on an additional regional distribution center in Plainfield, Connecticut, that is scheduled to open in fiscal 2005. At the end of fiscal 2003, the Company operated nine flatbed distribution centers for the handling of lumber, building materials and other long-length items. The Company expects to open three additional flatbed distribution centers in 2004.

The Company believes that funds from operations, leases and existing short-term lines of credit will be adequate to finance the 2004 capital budget and the Company's operating requirements. However, general economic downturns, fluctuations in the prices of products, unanticipated impact arising from competition and adverse weather conditions could have an effect on funds generated from operations and our expansion plans. In addition, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. The Company's debt ratings at April 30, 2004 were as follows:
Current Debt Ratings	S&P	Moody's	Fitch
Commercial paper	A1	P1	F1
Senior debt	A	A2	A

Outlook	Positive	Stable	Stable

COMPANY OUTLOOK

During the second quarter of 2004, the Company expects to open 19 stores reflecting square footage growth of approximately 14% when compared to the second quarter of 2003. As compared to the second quarter of 2003, total sales are expected to increase approximately 19% and comparable store sales are expected to increase 6-7%. Diluted earnings per share of $0.89 to $0.91 are expected.

For fiscal 2004, the Company expects to open 140 stores reflecting total square footage growth of approximately 14%. Total sales are expected to increase approximately 18% for the year, while comparable store sales are expected to increase 6-7%. Including the estimated $0.16 per share impact of EITF 02-16, diluted earnings per share of $2.69 to $2.72 are expected for the fiscal year ending January 28, 2005. Excluding the impact of the accounting change, diluted earnings per share of $2.85 to $2.88 would be expected. Presentation of this measure is intended to allow comparison of the Company's fiscal 2004 performance with that in fiscal 2003.

Though there are continuing concerns about the impact of potential increases in interest rates on the home improvement market, Lowe's believes it is positioned to make the Company less susceptible to the potential negative impact of a moderate and measured rise in rates. First, a significant portion of Lowe's business is non-discretionary home maintenance. As homes in the U.S. age, they will require routine maintenance and occasional major repairs. Second, research suggests that when consumers are considering a major remodeling project, they also consider the alternative of purchasing a new home. While in times of lower interest rates consumers may choose to purchase a new home, this could shift to conducting major remodels of existing homes in times of higher interest rates. Lowe's provides the products and installation services necessary to meet this remodeling demand. Third, trends indicate that consumers are spending more of their free time at home and, as a result, these consumers are investing more time and money in their homes. Finally, home ownership continues to be a goal of the U.S. consumer and remains affordable for younger homebuyers, as well as the baby boomer population for second homes.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q relate to the future performance of and other expectations about the Company, particularly statements that appear in this management's discussion and analysis of financial condition and results of operations. While the Company believes these expectations are reasonable, the Company cannot guarantee them and this should be considered when thinking about statements made that are not historical facts. Some of the things that could cause actual results to differ substantially from current expectations are:

  The Company's sales are dependent upon the general economic health of the country, the number of new housing starts, the level of repairs, remodeling and additions to existing homes, commercial building activity, and the availability and cost of financing. An economic downturn can impact sales because much of our inventory is purchased for discretionary projects, which can be delayed. In addition, on a short-term basis, weather may impact sales of product groups like lawn and garden, lumber, and building materials.

  The Company's expansion strategy may be impacted by environmental regulations, local zoning issues and delays, availability and development of land, and more stringent land use regulations than traditionally experienced as well as the availability of sufficient labor to facilitate our growth.

  Many of the Company's products, like lumber and plywood, are commodities whose prices fluctuate erratically within an economic cycle.

  The Company's business is highly competitive, and as the Company expands to larger markets, and to the Internet, it may face new forms of competition which do not exist in some of the markets traditionally served.

  The ability to continue the Company's everyday competitive pricing strategy and provide the products that customers want depends on its vendors providing a reliable supply of inventory at competitive prices and its ability to effectively manage our inventory.

  The Company's commitment to increase market share and keep prices low requires a substantial investment in new technology and processes whose benefits could take longer than expected and could be difficult to implement.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially since January 30, 2004.

Item 4 - Controls and Procedures

The Company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive and Chief Financial Officers as appropriate, to allow them to make timely decisions about required disclosures.

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

There has been no change in the Company's internal controls over financial reporting during the quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting

Part II - OTHER INFORMATION

Item 2. - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program

January 31, 2004 - February 27, 2004	-	$ -	-	$1,000
February 28, 2004 - April 2, 2004	3.9	55.42	3.9	785
April 3, 2004 - April 30, 2004	1.3	55.14	1.3	712

As of April 30, 2004	5.2	$55.35	5.2	$712

(1) During the first quarter of fiscal 2004, the Company repurchased an aggregate of 5,204,700 shares of its common stock pursuant to the repurchase program publicly announced on December 8, 2003 (the "Program").

(2) On December 5, 2003, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $1 billion of the Company's common stock. The program expires at the end of fiscal 2005.

Item 6 (a) - Exhibits

Exhibit 3(ii) - Bylaws of Lowe's Companies, Inc., as amended and restated April 2, 2004

Exhibit 10.1 - Lowe's Companies, Inc. Cash Deferral Plan, effective January 31, 2004

Exhibit 10.2 - Lowe's Companies, Inc. Management Continuity Agreement for Executive Officers

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Refer to the Exhibit Index on page 20.

Item 6 (b) - Reports on Form 8-K

Current Report on Form 8-K filed April 5, 2004, announcing the declaration of a cash dividend and the redemption of the shareholder rights plan.

Current Report on Form 8-K filed April 5, 2004, announcing the Company's succession plan effective fiscal year end 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

June 4, 2004 Date	/s/Kenneth W. Black, Jr. Kenneth W. Black, Jr. Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX
Exhibit No.	Description
3(ii)	Bylaws of Lowe's Companies, Inc., as amended and restated April 2, 2004

*10.1	Lowe's Companies, Inc. Cash Deferral Plan, effective January 31, 2004

*10.2	Lowe's Companies, Inc. Management Continuity Agreement for Executive Officers

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.