Form 10-Q
period 2004-07-30
LOWES COMPANIES INC
filed 2004-09-03
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

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

CLASS Common Stock, $.50 par value

OUTSTANDING AT AUGUST 27, 2004 771,846,871

LOWE'S COMPANIES, INC. - INDEX -
Page No.
PART I - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets - July 30, 2004 (Unaudited),
August 1, 2003 (Unaudited) and January 30, 2004	3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three and six months
ended July 30, 2004 and August 1, 2003	4

Consolidated Statements of Cash Flows (Unaudited) -
six months ended July 30, 2004 and August 1, 2003	5

Notes to Consolidated Financial Statements (Unaudited)	6-9

Report of Independent Registered Public Accounting Firm	10

Item 2. Management's Discussion and Analysis of Financial Condition and	11-16
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II - Other Information
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18-19

Item 6(a). Exhibits	19

Item 6(b). Reports on Form 8-K	19

Signature	20

Exhibit Index	21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc. Consolidated Balance Sheets In Millions, Except Par Value Data
		(Unaudited) July 30, 2004	(Unaudited) August 1, 2003	January 30, 2004
Assets
Current assets:
Cash and cash equivalents		$ 840	$ 1,550	$ 1,446
Short-term investments		191	137	178
Accounts receivable - net		38	199	131
Merchandise inventory		5,272	4,652	4,584
Deferred income taxes		80	67	59
Other assets		81	66	121

Total current assets		6,502	6,671	6,519

Property, less accumulated depreciation		12,858	10,955	11,945
Long-term investments		155	116	169
Other assets		217	172	241

Total assets		$ 19,732	$ 17,914	$ 18,874

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt		$ 34	$ 73	$ 77
Accounts payable		2,471	2,468	2,227
Accrued salaries and wages		250	246	335
Other current liabilities		1,978	1,526	1,561

Total current liabilities		4,733	4,313	4,200

Long-term debt, excluding current maturities		3,664	3,684	3,678
Deferred income taxes		726	524	657
Other long-term liabilities		62	20	30

Total liabilities		9,185	8,541	8,565

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
July 30, 2004	772
August 1, 2003	785
January 30, 2004	787	386	392	394
Capital in excess of par		1,380	2,116	2,237
Retained earnings		8,782	6,865	7,677
Accumulated other comprehensive (loss) income		(1)	-	1

Total shareholders' equity		10,547	9,373	10,309

Total liabilities and shareholders' equity		$ 19,732	$ 17,914	$ 18,874

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Current and Retained Earnings (Unaudited) In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
	July 30, 2004		August 1, 2003		July 30, 2004		August 1, 2003
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$ 10,169	100.00	$ 8,666	100.00	$ 18,850	100.00	$ 15,784	100.00
Cost of sales	6,780	66.68	6,040	69.70	12,591	66.80	10,939	69.30
Gross margin	3,389	33.32	2,626	30.30	6,259	33.20	4,845	30.70
Expenses:
Selling, general and administrative	1,967	19.34	1,416	16.34	3,821	20.27	2,715	17.20
Store opening costs	18	0.17	27	0.31	39	0.21	46	0.29
Depreciation	216	2.13	184	2.12	424	2.25	363	2.30
Interest	45	0.44	45	0.52	93	0.49	93	0.59
Total expenses	2,246	22.08	1,672	19.29	4,377	23.22	3,217	20.38
Pre-tax earnings	1,143	11.24	954	11.01	1,882	9.98	1,628	10.32
Income tax provision	439	4.32	360	4.16	723	3.83	615	3.90
Earnings from continuing operations	704	6.92	594	6.85	1,159	6.15	1,013	6.42
Earnings from discontinued operations, net of tax	-	0.00	3	0.04	-	0.00	4	0.03
Net earnings	$ 704	6.92	$ 597	6.89	$ 1,159	6.15	$ 1,017	6.45

Weighted average shares outstanding - Basic	776		784		781		783

Basic earnings per share:
Continuing operations	$ 0.91		$ 0.76		$ 1.48		$ 1.30
Discontinued operations	-		-		-		-
Basic earnings per share	$ 0.91		$ 0.76		$ 1.48		$ 1.30

Weighted average shares outstanding - Diluted	796		804		802		803

Diluted earnings per share:
Continuing operations	$ 0.89		$ 0.75		$ 1.45		$ 1.27
Discontinued operations	-		-		-		-
Diluted earnings per share	$ 0.89		$ 0.75		$ 1.45		$ 1.27

Cash dividends per share	$ 0.040		$ 0.025		$ 0.070		$ 0.050

Retained Earnings
Balance at beginning of period	$ 8,109		$ 6,288		$ 7,677		$ 5,887
Net earnings	704		597		1,159		1,017
Cash dividends	(31)		(20)		(54)		(39)
Balance at end of period	$ 8,782		$ 6,865		$ 8,782		$ 6,865

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Cash Flows (Unaudited) In Millions
	Six Months Ended
	July 30, 2004	August 1, 2003
Cash flows from operating activities:
Net earnings	$ 1,159	$ 1,017
Earnings from discontinued operations, net of tax	-	(4)
Earnings from continuing operations	1,159	1,013

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	433	373
Deferred income taxes	48	37
Loss on disposition/writedown of fixed and other assets	10	15
Stock-based compensation expense	41	15
Tax effect of stock options exercised	12	10
Changes in operating assets and liabilities:
Accounts receivable - net	93	(22)
Merchandise inventory	(688)	(683)
Other operating assets	40	46
Accounts payable	244	661
Other operating liabilities	364	219
Net cash provided by operating activities from continuing operations	1,756	1,684

Cash flows from investing activities:
Decrease (increase) in investment assets:
Short-term investments	71	192
Purchases of long-term investments	(78)	(247)
Proceeds from sale/maturity of long-term investments	6	99
Increase in other long-term assets	(21)	(28)
Fixed assets acquired	(1,370)	(1,010)
Proceeds from the sale of fixed and other long-term assets	68	44
Net cash used in investing activities from continuing operations	(1,324)	(950)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(50)
Repayment of long-term debt	(60)	(17)
Proceeds from employee stock purchase plan	30	25
Proceeds from stock options exercised	46	48
Cash dividend payments	(54)	(39)
Repurchase of common stock	(1,000)	-
Net cash used in financing activities from continuing operations	(1,038)	(33)

Net cash used in discontinued operations	-	(4)

Net (decrease) increase in cash and cash equivalents	(606)	697
Cash and cash equivalents, beginning of period	1,446	853
Cash and cash equivalents, end of period	$ 840	$ 1,550

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (Unaudited) have been reviewed by an independent registered public accounting firm and, in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of July 30, 2004 and August 1, 2003, the results of operations for the three and six months ended July 30, 2004 and August 1, 2003, and cash flows for the six months ended July 30, 2004 and August 1, 2003.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Lowe's Companies, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended January 30, 2004 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current presentation.

Note 2: Earnings Per Share - Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The dilutive effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted EPS for the three and six months ended July 30, 2004 and August 1, 2003 because none of the conditions that would permit conversion had been satisfied during the periods.

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Data)	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003

Basic earnings per share:
Earnings from continuing operations	$ 704	$ 594	$ 1,159	$ 1,013
Earnings from discontinued operations, net of tax	-	3	-	4
Net earnings	$ 704	$ 597	$ 1,159	$ 1,017
Weighted average shares outstanding	776	784	781	783
Basic earnings per share; continuing operations	$ 0.91	$ 0.76	$ 1.48	$ 1.30
Basic earnings per share; discontinued operations	-	-	-	-
Basic earnings per share	$ 0.91	$ 0.76	$ 1.48	$ 1.30

Diluted earnings per share:
Net earnings	$ 704	$ 597	$ 1,159	$ 1,017
Net earnings adjustment for
interest on convertible debt, net of tax	2	3	5	5
Net earnings, as adjusted	$ 706	$ 600	$ 1,164	$ 1,022
Weighted average shares outstanding	776	784	781	783
Dilutive effect of stock options	4	4	5	4
Dilutive effect of convertible debt	16	16	16	16
Weighted average shares, as adjusted	796	804	802	803
Diluted earnings per share; continuing operations	$ 0.89	$ 0.75	$ 1.45	$ 1.27
Diluted earnings per share; discontinued operations	-	-	-	-
Diluted earnings per share	$ 0.89	$ 0.75	$ 1.45	$ 1.27

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

(In Millions)	Three Months Ended August 1, 2003	Six Months Ended August 1, 2003
Net sales from discontinued operations	$ 107	$ 200
Pre-tax earnings from discontinued operations	5	8
Income tax provision	2	4
Earnings from discontinued operations, net of tax	$ 3	$ 4

Note 4: Accounts Receivable -  In May 2004, the Company entered into an agreement with General Electric Company and its subsidiaries ("GE") to sell its then existing portfolio of accounts receivable to GE. GE also purchases at face value new accounts receivable originated by the Company during the term of the agreement and services these accounts. These receivables arise primarily from sales of goods and services to the Company's commercial business customers. This agreement was effected primarily to enhance the Company's service to its commercial business customers through the use of GE's specialized support staff in servicing these accounts, as well as the functionality of GE's information systems platform.

In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company accounts for the transfers as sales of the accounts receivable. When the Company sells receivables, it retains interests in those receivables. Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. When available, quoted market prices are used to determine fair value; when quoted market prices are not available, fair value is based on the present value of expected future cash flows taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, GE's servicing costs and the discount rate commensurate with the uncertainty involved. Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sale of receivables or the fair value of the retained interests in the receivables.

The initial portfolio of receivables sold to GE in May of fiscal 2004 totaled $147 million. Total receivables sold to GE since program inception through the end of the second quarter of fiscal 2004 totaled $473 million. The Company recognized losses of $9 million on these sales, which primarily relate to the fair value of the obligations incurred related to servicing costs that are remitted to GE monthly. At July 30, 2004, the fair value of the retained interests in accounts receivable sold was $2 million and was determined based on the present value of expected future cash flows.

Note 5: Property - Property is shown net of accumulated depreciation of $3.5 billion at July 30, 2004, $2.8 billion at August 1, 2003 and $3.1 billion at January 30, 2004.

Note 6: Supplemental Disclosure -

Supplemental disclosures of cash flow information:

	Six Months Ended
(In Millions)	July 30, 2004	August 1, 2003
Cash paid for interest (net of amount capitalized)	$112	$113
Cash paid for income taxes	$552	$474

Note 7: Credit Arrangements - The Company established a new $1 billion senior credit facility which became effective in July 2004 and expires in July 2009. This facility replaced an $800 million senior credit facility. The new facility is available to support the Company's $800 million commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at July 30, 2004. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of July 30, 2004, no commercial paper was outstanding and there were no outstanding loans under the facility.

Note 8: Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was $703.6 million and $596.1 million compared to net earnings of $703.8 million and $596.7 million for the three months ended July 30, 2004 and August 1, 2003, respectively. Total comprehensive income was $1.158 billion and $1.017 billion compared to net earnings of $1.159 billion and $1.017 billion for the six months ended July 30, 2004 and August 1, 2003, respectively.

Note 9: Accounting for Stock-Based Compensation - The Company has three stock incentive plans which are described more fully in Note 10 to the consolidated financial statements presented in the Annual Report.

Effective fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted or modified after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net earnings for the three and six month periods ended July 30, 2004 and August 1, 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. During the three months ended July 30, 2004 and August 1, 2003, the Company recognized compensation expense totaling $23 million and $10 million, respectively, relating to stock options and awards, which generally vest over three years. During the six months ended July 30, 2004 and August 1, 2003, the Company recognized compensation expense totaling $41 million and $15 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The assumptions used to determine the fair value of options granted during the six months ended July 30, 2004 have not changed significantly from those disclosed in the Annual Report. The following table illustrates the effect on net earnings and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net earnings, as reported	$ 704	$ 597	$ 1,159	$ 1,017

Deduct: Total unrecognized stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(11)	(15)	(21)	(31)

Pro forma net earnings	$ 693	$ 582	$ 1,138	$ 986

Earnings per share:
Basic - as reported	$ 0.91	$ 0.76	$ 1.48	$ 1.30
Basic - pro forma	$ 0.89	$ 0.74	$ 1.46	$ 1.26

Diluted - as reported	$ 0.89	$ 0.75	$ 1.45	$ 1.27
Diluted - pro forma	$ 0.87	$ 0.73	$ 1.43	$ 1.23

Note 10: Shareholders' Equity - The Company repurchased 18.4 million common shares during the first six months of fiscal 2004 at a cost of $1 billion under the share repurchase program authorized by the Board of Directors in December 2003. No further amounts are authorized to be repurchased under this program.

Note 11: Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003. For VIEs in which the Company holds a variable interest that it acquired before February 1, 2003, the provisions of FIN 46 were effective for the first quarter of 2004. The adoption of FIN 46, as revised, did not have a material impact on the Company's financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe's Companies, Inc.

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of July 30, 2004 and August 1, 2003, and the related consolidated statements of current and retained earnings for the three-month and six-month periods then ended, and of cash flows for the six-month periods ended July 30, 2004 and August 1, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 27, 2004

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the three and six months ended July 30, 2004. This discussion and analysis should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2004 (the "Annual Report"), as well as the financial statement footnotes contained in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the results of operations and financial condition are based on the Company's financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

The Company's significant accounting polices are described in Note 1 to the consolidated financial statements presented in the Annual Report. In addition to those previously noted significant accounting policies, management believes that the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements found in this report on Form 10-Q.

Merchandise Inventory

The Company records an inventory reserve for the potential loss associated with selling discontinued inventories below cost. This reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves. The Company also records an inventory reserve for the estimated shrinkage between actual physical inventories taken. This reserve is based primarily on actual shrinkage results from previous physical inventories. Differences in actual shrinkage results realized during completed physical inventories could result in revisions to previously estimated shrinkage reserves. Management believes it has sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.

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

Under Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," cooperative advertising allowances and in-store service funds are treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. Substantially all of the cooperative advertising and in-store service funds that the Company receives do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, for cooperative advertising and in-store service fund agreements entered into after December 31, 2002, which was the effective date of the related provision of EITF 02-16, the Company treats funds that do not meet the specific, incremental and identifiable criteria as a reduction in the cost of inventory and recognizes these funds as a reduction of cost of sales when the inventory is sold. There is no impact to the timing of when the funds are received from vendors or the associated cash flows.

The Company historically treated volume-related discounts or rebates as a reduction of inventory cost and reimbursements of operating expenses received from vendors as a reduction of those specific expenses. The Company's historical accounting treatment for these vendor-provided funds is consistent with EITF 02-16 with the exception of certain cooperative advertising and in-store services provided by third parties for which the costs are ultimately funded by vendors. The Company previously treated the cooperative advertising allowances and in-store service funds as a reduction of the related expense.

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

OPERATIONS

The Company's ongoing reinvestment in existing stores, combined with consumers' continued investment in their homes, resulted in 5.1% comparable store sales growth in the second quarter of fiscal 2004, when compared to the same quarter of the prior year. The Company's sales in the second quarter of fiscal 2004 exceeded $10 billion for the first time in the Company's history, increasing 17.3% over sales in the second quarter of fiscal 2003. For the six months ended July 30, 2004, sales increased 19.4% and comparable store sales increased 7.2%.

The Company's expansion into metropolitan markets continued during the second quarter of 2004, including its fourth store in the Chicago market. The Company also utilized the 94,000-square-foot format to add stores in several smaller markets during the quarter.

For the second quarter of fiscal 2004, net earnings increased 17.9% to $704 million compared to last year's second quarter results. Diluted earnings per share were $0.89 compared to $0.75 for the comparable quarter of last year. For the six months ended July 30, 2004, net earnings increased 13.9% to $1.159 billion compared to the same period in the prior year. Diluted earnings per share for the six months ended July 30, 2004 were $1.45 compared to $1.27 for the comparable period of the prior year.
The sales increase during the second quarter of 2004 was primarily attributable to the addition of 14.1 million square feet of retail selling space relating to new stores since last year's second quarter, as well as the increase in comparable store sales. The following table presents sales and store information excluding discontinued operations:

	Three Months Ended		Six Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Sales (in millions)	$10,169	$8,666	$18,850	$15,784
Sales increases	17.3%	17.4%	19.4%	14.5%
Comparable store sales increases	5.1%	7.0%	7.2%	3.9%
Average ticket	$63.82	$59.21	$63.23	$58.46
At end of quarter:
Stores	997	870
Sales floor square feet (in millions)	113.8	99.7
Average store size square feet (in thousands)	114	114

As a part of the Company's continuing reinvestment in its existing stores, the Company is currently remerchandising 150 of its older stores and resetting "Tool World" in all of its stores. In addition, the Company is improving store staffing in all of its stores to enhance customers' shopping experiences and further differentiate Lowe's from its competitors to drive comparable store sales. Additionally, the Company continues to roll out its new installed sales model, which includes adding an average of two new positions in every store to facilitate the administrative component of installations. Special order sales have also increased significantly due in part to the roll out of the SOS (Special Order Sales) Express initiative in the fashion plumbing area.

Gross margin was 33.3% of sales for the quarter ended July 30, 2004 compared to 30.3% for last year's comparable quarter. Gross margin for the six months ended July 30, 2004 was 33.2% versus 30.7% for the first six months of 2003. As a result of the reclassification of vendor funds in accordance with EITF 02-16, vendor funds for cooperative advertising and in-store services are now classified as a reduction of cost of inventory. This change contributed 309 basis points of the increase in gross margin for the quarter and 217 basis points for the six months ended July 30, 2004. Additionally, a reduction in inventory shrinkage as a percentage of sales positively impacted gross margin by seven basis points and six basis points for the quarter and six months ended July 30, 2004, respectively. The negative impact of changes in product mix partially offset these increases by 15 basis points and 22 basis points, respectively, for the quarter and six months ended July 30, 2004.

Selling, general and administrative expenses ("SG&A") were 19.3% of sales for the quarter ended July 30, 2004 versus 16.3% in last year's second quarter, representing an increase as a percentage of sales of 300 basis points. The reclassification of vendor funds in accordance with EITF 02-16 resulted in an increase of 317 basis points as a percentage of sales for the quarter ended July 30, 2004. In addition, when comparing the second quarter of 2004 to the second quarter of 2003, the Company experienced increases as a percentage of sales in payroll of 24 basis points and stock-based compensation expense of 11 basis points. However, there were decreases as a percentage of sales in advertising of 13 basis points and corporate office expenses of seven basis points. During the first six months of 2004, SG&A was 20.3% of sales compared to 17.2% in the same period of the prior year, representing an increase as a percentage of sales of 310 basis points. The reclassification of vendor funds in accordance with EITF 02-16 resulted in 334 basis points of the increase as a percentage of sales for the six months ended July 30, 2004.

Store opening costs were $18 million for the quarter ended July 30, 2004 compared to $27 million in last year's second quarter. This represents costs associated with the opening of 20 stores during the second quarter of 2004 (17 new and three relocated) compared to 24 stores for the comparable period last year (22 new and two relocated). Store opening costs for the six months ended July 30, 2004 were $39 million, compared to $46 million last year. This represents costs associated with the opening of 49 new stores during the first six months of 2004 (46 new and three relocated) compared to 45 stores during the first six months of the prior year (43 new and two relocated). The reduction in store opening costs from the prior year is primarily the result of a decrease in grand opening advertising.

Depreciation was $216 million and $424 million for the quarter and six months ended July 30, 2004, respectively. This represents an increase of 17.1% and 16.5%, respectively, over the comparable periods last year. The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program and the increase in the percentage of owned locations since last year's second quarter. At July 30, 2004, the Company owned 80% of total locations compared to 77% at August 1, 2003.

The Company's effective income tax rate was 38.4% for the quarter and six months ended July 30, 2004, compared to 37.8% for last year's comparable periods. The higher rate during 2004 is primarily related to expansion in states with higher income tax rates, as well as permanent differences between book and tax income related to stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and various lines of credit currently available to the Company. Net cash provided by operating activities from continuing operations was $1.8 billion for the six months ended July 30, 2004 compared to $1.7 billion for the six months ended August 1, 2003. The primary source of the increase in cash provided by operating activities from continuing operations in the current year was the increase in net earnings. Working capital at July 30, 2004 was $1.8 billion compared to $2.4 billion at August 1, 2003 and $2.3 billion at January 30, 2004.

The primary component of net cash used in investing activities from continuing operations continues to be opening new stores. Cash acquisitions of fixed assets were $1.4 billion and $1.0 billion for the six months ended July 30, 2004 and August 1, 2003, respectively. At July 30, 2004, the Company operated 997 stores in 45 states with 113.8 million square feet of retail selling space, representing a 14.2% increase over the selling space at August 1, 2003.

Cash flows used in financing activities from continuing operations were $1.0 billion for the six months ended July 30, 2004 compared to $33 million for the six months ended August 1, 2003. The increase in cash used in financing activities during the first six months of the current fiscal year primarily resulted from $1 billion of repurchases of common stock under the Company's share repurchase program, scheduled long-term debt repayments and cash dividend payments. This increase was partially offset by proceeds generated from stock option exercises and employee stock purchase plan share purchases. Cash used in financing activities from continuing operations during the first six months of the prior year primarily resulted from short-term debt repayments, cash dividend payments and scheduled long-term debt repayments, offset by proceeds generated from stock option exercises and employee stock purchase plan share purchases. The ratio of long-term debt to equity plus long-term debt was 25.8%, 28.2% and 26.3% as of July 30, 2004, August 1, 2003 and January 30, 2004, respectively.

The Company established a new $1 billion senior credit facility which became effective in July 2004 and expires in July 2009. This facility replaced an $800 million senior credit facility. The new facility is available to support the Company's $800 million commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at July 30, 2004. Fifteen banking institutions are participating in the $1 billion senior credit facility and, as of July 30, 2004, there were no outstanding loans under the facility.

The Company's 2004 capital budget is $3.4 billion, inclusive of approximately $321 million of leases, which are primarily ground and operating leases. Approximately 76% of this planned commitment is for store expansion and new distribution centers. Expansion plans for 2004 consist of 140 stores, including four relocations of older stores, increasing sales floor square footage by approximately 14%. The Company estimates that 3% of the 2004 facilities will be build-to-suit leases and 97% will be owned.

At July 30, 2004, the Company operated nine regional distribution centers. In 2003, the Company began construction on an additional regional distribution center located in Poinciana, Florida, which is expected to be operational in the third quarter of 2004. The Company is constructing an eleventh regional distribution center in Plainfield, Connecticut, that is scheduled to open in fiscal 2005. At July 30, 2004, the Company operated 12 flatbed distribution centers for the handling of lumber, building materials and other long-length items.

The Company believes that funds from operations, leases and existing short-term lines of credit will be adequate to finance the 2004 capital budget and the Company's operating requirements. However, a downgrade in the Company's debt rating or a deterioration of certain financial ratios could adversely affect the availability of funds under existing short-term lines of credit or through the issuance of new debt. The Company's debt ratings at July 30, 2004 were as follows:
Current Debt Ratings	S&P	Moody's	Fitch
Commercial paper	A1	P1	F1
Senior debt	A	A2	A

Outlook	Positive	Stable	Positive

COMPANY OUTLOOK

Third Quarter

During the third quarter of fiscal 2004, which ends on October 29, 2004, the Company expects to open 33 stores reflecting square footage growth of approximately 13%. Total sales are expected to increase approximately 15% and comparable store sales are expected to increase 3% to 4%. Diluted earnings per share of $0.65 to $0.66 are expected. All comparisons are with the third quarter of fiscal 2003.

Fiscal 2004

During fiscal 2004, which ends on January 28, 2005, the Company expects to open 140 stores reflecting total square footage growth of 14%. Total sales are expected to increase approximately 18% for the year, while comparable store sales are expected to increase approximately 6%. All comparisons are with fiscal 2003.

Including the estimated $0.16 per share impact of EITF 02-16, diluted earnings per share of $2.69 to $2.71 are expected. Excluding the impact of the accounting change, diluted earnings per share of $2.85 to $2.87 would be expected. Presentation of this adjusted measure of its diluted earnings per share for fiscal 2004 is intended to allow investors and analysts to more directly compare the Company's fiscal 2004 performance with that in fiscal 2003.

The current strength of the housing market, high housing turnover and affordable mortgage rates provide the Company with confidence in its future performance. In addition, improved consumer confidence and employment rates provide further basis for the expected continued growth in the home improvement market.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements," as such are provided for by the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements other than those reciting historic fact are statements that could be "forward-looking statements" under the Act. Such forward-looking statements are found in, among other places, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements containing words such as "expects," "plans," "strategy," "projects," "believes," "opportunity," "anticipates," "desires," and similar expressions are intended to highlight or indicate "forward-looking statements." Although the Company believes that the expectations, opinions, projections, and comments reflected in its forward-looking statements are reasonable, it can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to: (i) changes in domestic economic conditions which can negatively affect the discretionary income of our customers; (ii) the number of new housing starts and the level of repairs, remodeling, and additions to existing homes, as well as general commercial building activity; (iii) the Company's ability to secure, develop, and otherwise implement new technologies and processes designed to enhance efficiency and competitiveness; (iv) the Company's ability to attract, train, and retain highly-qualified associates; (v) the Company's ability to locate, secure, and develop new sites for store development; (vi) the Company's ability to respond to fluctuations in the prices and availability of services, supplies, and products; (vii) the Company's ability to respond to the growth and impact of competition; (viii) the Company's ability to address legal and regulatory matters; and (ix) the Company's ability to absorb lost sales resulting from unanticipated weather conditions.

Any forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this report and speak only as of such date. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially since January 30, 2004.

Item 4 - Controls and Procedures

The Company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive and Chief Financial Officers as appropriate, to allow them to make timely decisions about required disclosures.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, which was conducted as of the end of the period covered by this report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective in timely alerting them to that information relating to the Company (including its consolidated subsidiaries) which is required to be included in its periodic SEC filings.

There has been no change in the Company's internal controls over financial reporting during the quarter ended July 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II - OTHER INFORMATION

Item 2. - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

  The following table provides information regarding those repurchases of the Company's registered equity securities during the quarter ended July 30, 2004, which were made by the Company and its affiliated purchasers.

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan or Program (2)

May 1, 2004 - May 28, 2004	4.0	$52.09	4.0	$502
May 29, 2004 - July 2, 2004	9.2	54.60	9.2	-
July 3, 2004 - July 30, 2004	-	-	-	-

As of July 30, 2004	13.2	$53.83	13.2	$ -

(1) The total number of shares purchased includes: (i) shares purchased pursuant to the share repurchase program described in footnote (2) below; and (ii) a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2) On December 5, 2003, the Board of Directors approved a share repurchase program (the "Program") under which the Company was authorized to repurchase up to $1 billion of the Company's common stock. During the second quarter of fiscal 2004, the Company repurchased an aggregate of 13,225,440 shares of its common stock pursuant to the Program. No further amounts are authorized to be repurchased under this Program.

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held on May 28, 2004.
(b) Directors elected at the meeting included: Leonard L. Berry, Paul Fulton, Dawn E. Hudson, Marshall O. Larsen, Robert A. Niblock, Stephen F. Page, O. Temple Sloan, Jr. and Robert A. Tillman.

Incumbent Directors whose terms expire in subsequent years are: Robert A. Ingram, Richard K. Lochridge, Claudine B. Malone and Peter C. Browning.

(c) The matters voted upon at the meeting and the results of the voting were as follows:

(1)	Election of Directors:	Class	Term Expiring	FOR	WITHHELD
	Robert A. Tillman	I	2005	706,069,450	14,616,017
	Marshall O. Larsen	II	2006	712,832,713	7,852,754
	Stephen F. Page	II	2006	708,577,185	12,108,282
	O. Temple Sloan, Jr.	II	2006	703,004,180	17,681,287
	Leonard L. Berry	III	2007	708,045,259	12,640,208
	Paul Fulton	III	2007	702,718,144	17,967,323
	Dawn E. Hudson	III	2007	487,631,990	233,053,477
	Robert A. Niblock	III	2007	712,766,343	7,919,124

(2)	Ratification of Appointment of Deloitte & Touche LLP as the Company's Independent Registered Public Accounting Firm for the 2004 Fiscal Year.
			FOR	AGAINST	ABSTAIN
			701,910,478	14,309,669	4,465,320

Item 6 (a) - Exhibits

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Refer to the Exhibit Index.

Item 6 (b) - Reports on Form 8-K

There were no reports filed on Form 8-K by the registrant during the quarter ended July 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

September 3, 2004 Date	/s/Kenneth W. Black, Jr. Kenneth W. Black, Jr. Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX
Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.