Form 10-Q
period 2004-10-29
LOWES COMPANIES INC
filed 2004-12-07
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2004

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $.50 par value

OUTSTANDING AT NOVEMBER 26, 2004  772,760,600

LOWE'S COMPANIES, INC. - INDEX -
Page No.
PART I - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets - October 29, 2004 (Unaudited),
October 31, 2003 (Unaudited) and January 30, 2004	3

Consolidated Statements of Current and
Retained Earnings (Unaudited) - three and nine months
ended October 29, 2004 and October 31, 2003	4

Consolidated Statements of Cash Flows (Unaudited) -
nine months ended October 29, 2004 and October 31, 2003	5

Notes to Consolidated Financial Statements (Unaudited)	6-10

Report of Independent Registered Public Accounting Firm	11

Item 2. Management's Discussion and Analysis of Financial Condition and	12-17
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II - Other Information
Item 5. Other Information	19-20

Item 6. Exhibits	20

Signature	21

Exhibit Index	22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc. Consolidated Balance Sheets In Millions, Except Par Value Data
		(Unaudited) October 29, 2004	(Unaudited) October 31, 2003	January 30, 2004
Assets
Current assets:
Cash and cash equivalents		$ 479	$ 1,196	$ 1,446
Short-term investments		171	126	178
Accounts receivable - net		54	225	146
Merchandise inventory		5,853	5,006	4,584
Deferred income taxes		100	81	59
Other assets		96	64	106

Total current assets		6,753	6,698	6,519

Property, less accumulated depreciation		13,407	11,425	11,945
Long-term investments		153	119	169
Other assets		199	229	241

Total assets		$ 20,512	$ 18,471	$ 18,874

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt		$ 31	$ 77	$ 77
Accounts payable		2,596	2,334	2,212
Accrued salaries and wages		281	283	335
Other current liabilities		2,001	1,625	1,576

Total current liabilities		4,909	4,319	4,200

Long-term debt, excluding current maturities		3,661	3,681	3,678
Deferred income taxes		773	588	657
Other long-term liabilities		84	21	30

Total liabilities		9,427	8,609	8,565

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
October 29, 2004	772
October 31, 2003	786
January 30, 2004	787	386	393	394
Capital in excess of par		1,427	2,176	2,237
Retained earnings		9,273	7,293	7,677
Accumulated other comprehensive (loss) income		(1)	-	1

Total shareholders' equity		11,085	9,862	10,309

Total liabilities and shareholders' equity		$ 20,512	$ 18,471	$ 18,874

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Current and Retained Earnings (Unaudited) In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
	October 29, 2004		October 31, 2003		October 29, 2004		October 31, 2003
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$ 9,064	100.00	$ 7,802	100.00	$ 27,914	100.00	$ 23,586	100.00
Cost of sales	6,013	66.34	5,361	68.71	18,605	66.65	16,299	69.10
Gross margin	3,051	33.66	2,441	31.29	9,309	33.35	7,287	30.90
Expenses:
Selling, general and administrative	1,902	20.99	1,450	18.59	5,723	20.49	4,165	17.66
Store opening costs	32	0.35	37	0.47	71	0.26	83	0.35
Depreciation	226	2.49	192	2.46	650	2.33	555	2.35
Interest	40	0.44	42	0.54	133	0.48	135	0.57
Total expenses	2,200	24.27	1,721	22.06	6,577	23.56	4,938	20.93
Pre-tax earnings	851	9.39	720	9.23	2,732	9.79	2,349	9.97
Income tax provision	329	3.63	272	3.49	1,051	3.77	888	3.77
Earnings from continuing operations	522	5.76	448	5.74	1,681	6.02	1,461	6.20
Earnings from discontinued operations, net of tax	-	0.00	4	0.05	-	0.00	8	0.03
Net earnings	$ 522	5.76	$ 452	5.79	$ 1,681	6.02	$ 1,469	6.23

Weighted average shares outstanding - Basic	772		786		778		784

Basic earnings per share:
Continuing operations	$ 0.68		$ 0.57		$ 2.16		$ 1.86
Discontinued operations	-		0.01		-		0.01
Basic earnings per share	$ 0.68		$ 0.58		$ 2.16		$ 1.87

Weighted average shares outstanding - Diluted	792		808		799		805

Diluted earnings per share:
Continuing operations	$ 0.66		$ 0.55		$ 2.11		$ 1.83
Discontinued operations	-		0.01		-		0.01
Diluted earnings per share	$ 0.66		$ 0.56		$ 2.11		$ 1.84

Cash dividends per share	$ 0.04		$ 0.03		$ 0.11		$ 0.08

Retained Earnings
Balance at beginning of period	$ 8,782		$ 6,865		$ 7,677		$ 5,887
Net earnings	522		452		1,681		1,469
Cash dividends	(31)		(24)		(85)		(63)
Balance at end of period	$ 9,273		$ 7,293		$ 9,273		$ 7,293

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc. Consolidated Statements of Cash Flows (Unaudited) In Millions
	Nine Months Ended
	October 29, 2004	October 31, 2003
Cash flows from operating activities:
Net earnings	$ 1,681	$ 1,469
Earnings from discontinued operations, net of tax	-	(8)
Earnings from continuing operations	1,681	1,461

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	663	571
Deferred income taxes	75	87
Loss on disposition/writedown of fixed and other assets	26	23
Stock-based compensation expense	61	28
Tax effect of stock options exercised	14	21
Changes in operating assets and liabilities:
Accounts receivable - net	92	(37)
Merchandise inventory	(1,269)	(1,033)
Other operating assets	10	32
Accounts payable	384	543
Other operating liabilities	376	336
Net cash provided by operating activities from continuing operations	2,113	2,032

Cash flows from investing activities:
Decrease (increase) in investment assets:
Short-term investments	114	144
Purchases of long-term investments	(108)	(282)
Proceeds from sale/maturity of long-term investments	15	189
Increase in other long-term assets	(32)	(87)
Fixed assets acquired	(2,116)	(1,664)
Proceeds from the sale of fixed and other long-term assets	101	50
Net cash used in investing activities from continuing operations	(2,026)	(1,650)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(50)
Repayment of long-term debt	(70)	(21)
Proceeds from employee stock purchase plan	30	25
Proceeds from stock options exercised	71	86
Cash dividend payments	(85)	(63)
Repurchase of common stock	(1,000)	-
Net cash used in financing activities from continuing operations	(1,054)	(23)

Net cash used in discontinued operations	-	(16)

Net (decrease) increase in cash and cash equivalents	(967)	343
Cash and cash equivalents, beginning of period	1,446	853
Cash and cash equivalents, end of period	$ 479	$ 1,196

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (Unaudited) have been reviewed by an independent registered public accounting firm and, in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of October 29, 2004 and October 31, 2003, the results of operations for the three and nine months ended October 29, 2004 and October 31, 2003, and cash flows for the nine months ended October 29, 2004 and October 31, 2003.

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

Note 2: Earnings Per Share - Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes at the balance sheet date. The dilutive effect of the assumed conversion of the $580.7 million Senior Convertible Notes, issued in October 2001, has been excluded from diluted EPS for the three and nine months ended October 29, 2004 and October 31, 2003 because none of the conditions that would permit conversion had been satisfied during the periods. See Note 11 for discussion of the final consensus reached by the Emerging Issues Task Force ("EITF") regarding Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," and a discussion of the related anticipated impact of this consensus on the calculation of diluted earnings per share.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Data)	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003

Basic earnings per share:
Earnings from continuing operations	$ 522	$ 448	$ 1,681	$ 1,461
Earnings from discontinued operations, net of tax	-	4	-	8
Net earnings	$ 522	$ 452	$ 1,681	$ 1,469
Weighted average shares outstanding	772	786	778	784
Basic earnings per share; continuing operations	$ 0.68	$ 0.57	$ 2.16	$ 1.86
Basic earnings per share; discontinued operations	-	0.01	-	0.01
Basic earnings per share	$ 0.68	$ 0.58	$ 2.16	$ 1.87

Diluted earnings per share:
Net earnings	$ 522	$ 452	$ 1,681	$ 1,469
Net earnings adjustment for
interest on convertible debt, net of tax	3	3	8	8
Net earnings, as adjusted	$ 525	$ 455	$ 1,689	$ 1,477
Weighted average shares outstanding	772	786	778	784
Dilutive effect of stock options	4	5	4	4
Dilutive effect of convertible debt	16	17	17	17
Weighted average shares, as adjusted	792	808	799	805
Diluted earnings per share; continuing operations	$ 0.66	$ 0.55	$ 2.11	$ 1.83
Diluted earnings per share; discontinued operations	-	0.01	-	0.01
Diluted earnings per share	$ 0.66	$ 0.56	$ 2.11	$ 1.84

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

(In Millions)	Three Months Ended October 31, 2003	Nine Months Ended October 31, 2003
Net sales from discontinued operations	$ 122	$ 322
Pre-tax earnings from discontinued operations	6	14
Income tax provision	2	6
Earnings from discontinued operations, net of tax	$ 4	$ 8

Note 4: Accounts Receivable -  In May 2004, the Company entered into an agreement with General Electric Company and its subsidiaries ("GE") to sell its then-existing portfolio of accounts receivable to GE. During the term of the agreement, which ends on December 31, 2009, unless terminated prior to this date, GE also purchases at face value new accounts receivable originated by the Company and services these accounts. These receivables arise primarily from sales of goods and services to the Company's commercial business customers. This agreement was effected primarily to enhance the Company's service to its commercial business customers through the use of GE's specialized support staff in servicing these accounts, as well as the functionality of GE's information systems platform.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company accounts for the transfers as sales of the accounts receivable. When the Company sells receivables, it retains interests in those receivables. These interests include the Company's interest in its funding of a loss reserve and its obligation related to GE's ongoing servicing of the receivables sold. Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, GE's servicing costs and the discount rate commensurate with the uncertainty involved. Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sale of receivables or the fair value of the retained interests in the receivables.

The initial portfolio of receivables sold to GE in May of 2004 totaled $147 million. Total receivables sold to GE since program inception through the end of the third quarter of fiscal 2004 totaled $870 million. During the three and nine months ended October 29, 2004, the Company recognized losses of $13 million and $22 million, respectively, on these sales, which primarily relate to the fair value of the obligations incurred related to servicing costs that are remitted to GE monthly. At October 29, 2004, the fair value of the retained interests was a net liability of $2 million and was determined based on the present value of expected future cash flows.

Note 5: Property - Property is shown net of accumulated depreciation of $3.7 billion at October 29, 2004, $3.0 billion at October 31, 2003 and $3.1 billion at January 30, 2004.

Note 6: Supplemental Disclosure -

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In Millions)	October 29, 2004	October 31, 2003
Cash paid for interest (net of amount capitalized)	$164	$168
Cash paid for income taxes	$894	$726

Note 7: Credit Arrangements - The Company has a $1 billion senior credit facility which became effective in July 2004 and expires in July 2009. This facility replaced an $800 million senior credit facility and is available to support the Company's $1 billion commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at October 29, 2004. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of October 29, 2004, no commercial paper was outstanding and there were no outstanding loans under the facility.

Note 8: Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, was substantially the same as net earnings of $522 million and $452 million for the three months ended October 29, 2004 and October 31, 2003, respectively. Total comprehensive income was $1.680 billion and $1.469 billion compared to net earnings of $1.681 billion and $1.469 billion for the nine months ended October 29, 2004 and October 31, 2003, respectively.

Note 9: Accounting for Stock-Based Compensation - The Company has three stock incentive plans which are described more fully in Note 10 to the consolidated financial statements presented in the Annual Report.

Effective fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted or modified after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net earnings for the three and nine month periods ended October 29, 2004 and October 31, 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. During the three months ended October 29, 2004 and October 31, 2003, the Company recognized compensation expense totaling $20 million and $13 million, respectively, relating to stock options and awards, which generally vest over three years. During the nine months ended October 29, 2004 and October 31, 2003, the Company recognized compensation expense totaling $61 million and $28 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The assumptions used to determine the fair value of options granted during the nine months ended October 29, 2004 have not changed significantly from those disclosed in the Annual Report. The following table illustrates the effect on net earnings and earnings per share in each period if the fair-value-based method had been applied to all outstanding and unvested awards.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net earnings, as reported	$ 522	$ 452	$ 1,681	$ 1,469

Deduct: Total unrecognized stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(10)	(15)	(31)	(46)

Pro forma net earnings	$ 512	$ 437	$ 1,650	$ 1,423

Earnings per share:
Basic - as reported	$ 0.68	$ 0.58	$ 2.16	$ 1.87
Basic - pro forma	$ 0.66	$ 0.56	$ 2.12	$ 1.81

Diluted - as reported	$ 0.66	$ 0.56	$ 2.11	$ 1.84
Diluted - pro forma	$ 0.65	$ 0.54	$ 2.08	$ 1.78

Note 10: Shareholders' Equity - The Company repurchased 18.4 million common shares during the first nine months of fiscal 2004 at a cost of $1 billion under the share repurchase program authorized by the Board of Directors in December 2003. No further amounts are authorized to be repurchased under this program.

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

In October 2004, the EITF reached a consensus on EITF Issue No. 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share." Based on the EITF's conclusion, the dilutive effect of contingently convertible debt instruments should be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The FASB has indicated that EITF 04-08 will be effective for reporting periods ending after December 15, 2004. The Company has reviewed the provisions of EITF 04-08 and has determined that the adoption will result in a reduction of diluted earnings per share due to the inclusion of the contingently convertible common stock associated with its $580.7 million Senior Convertible Notes issued in October 2001. Once EITF 04-08 is effective, the Company will be required to retroactively adjust diluted earnings per share calculations for all periods presented. If EITF 04-08 had been effective as of October 29, 2004, the Company estimates that diluted earnings per share for the three months ended October 29, 2004 and October 31, 2003 would have been $0.65 and $0.56, respectively, compared to $0.66 and $0.56, as reported. The Company estimates that diluted earnings per share for the nine months ended October 29, 2004 and October 31, 2003 would have been $2.09 and $1.82, respectively, compared to $2.11 and $1.84, as reported.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe's Companies, Inc.

We have reviewed the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of October 29, 2004 and October 31, 2003, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods then ended, and of cash flows for the nine-month periods ended October 29, 2004 and October 31, 2003. These interim financial statements are the responsibility of the Company's management.

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

November 22, 2004

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis summarizes the significant factors affecting the Company's consolidated operating results, liquidity and capital resources during the three and nine months ended October 29, 2004. This discussion and analysis should be read in conjunction with the financial statements and financial statement footnotes that are included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2004 (the "Annual Report"), as well as the financial statement footnotes contained in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the results of operations and financial condition are based on the Company's financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions management believes to be reasonable, the results of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

Merchandise Inventory

The Company records an inventory reserve for the potential loss associated with selling discontinued inventories below cost. This reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on forecasted sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves. The Company also records an inventory reserve for the estimated shrinkage between actual physical inventories taken. This reserve is based primarily on actual shrinkage results from previous physical inventories. Differences in actual shrinkage results realized during completed physical inventories could result in revisions to previously estimated shrinkage reserves. Management believes it has sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.

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

Under EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," cooperative advertising allowances and in-store service funds are treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. Substantially all of the cooperative advertising and in-store service funds that the Company receives do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, for cooperative advertising and in-store service fund agreements entered into after December 31, 2002, which was the effective date of the related provision of EITF 02-16, the Company treats funds that do not meet the specific, incremental and identifiable criteria as a reduction in the cost of inventory and recognizes these funds as a reduction of cost of sales when the inventory is sold. There is no impact to the timing of when the funds are received from vendors or the associated cash flows.

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

OPERATIONS

The Company's sales in the third quarter of fiscal 2004 increased 16.2% over sales in the third quarter of fiscal 2003, with comparable store sales growth of 5.2%, as compared to the same quarter of the prior year. For the nine months ended October 29, 2004, sales increased 18.3% and comparable store sales increased 6.6%.

The increase in comparable store sales was driven by increased customer traffic and the execution of the Company's merchandising, marketing and operating strategies. The Company experienced positive performance across product categories and regions during the quarter, driven by consumers' willingness to invest in their homes. This was evidenced by the strong comparable store sales increases in larger ticket categories, including outdoor power equipment and cabinets and counter tops. In addition, the remerchandising efforts implemented to improve customers' shopping experience in the Tool World area drove comparable store sales increases for the tool category.

The Company also experienced incremental sales during the quarter from a series of hurricanes that hit Florida and the Gulf Coast during August and September. Offset to some degree by the impact of being closed during the passing of these storms, incremental hurricane-related sales of lumber, building materials and other preparatory or restoration items positively impacted comparable store sales in the quarter by approximately 100 basis points. In addition, increases in the prices of lumber and plywood positively impacted comparable store sales for the quarter by approximately 150 basis points.

The sales increase during the third quarter of 2004 was also attributable to the addition of 13.8 million square feet of retail selling space relating to new stores since last year's third quarter. The following table presents sales and store information excluding discontinued operations:

	Three Months Ended		Nine Months Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Sales (in millions)	$9,064	$7,802	$27,914	$23,586
Sales increases	16.2%	23.5%	18.3%	17.5%
Comparable store sales increases	5.2%	12.2%	6.6%	6.5%
Average ticket	$63.72	$60.27	$63.39	$59.05
At end of quarter:
Stores	1,031	906
Sales floor square feet (in millions)	117.5	103.7
Average store size square feet (in thousands)	114	114

Gross margin was 33.7% of sales for the quarter ended October 29, 2004 compared to 31.3% for last year's comparable quarter, representing an increase of 237 basis points. Gross margin for the nine months ended October 29, 2004 was 33.4% versus 30.9% for the first nine months of 2003, representing an increase of 245 basis points. As a result of the reclassification of vendor funds in accordance with EITF 02-16, vendor funds for cooperative advertising and in-store services are now classified as a reduction of the cost of inventory. This change contributed 307 basis points of the increase in gross margin for the quarter and 249 basis points for the nine months ended October 29, 2004.

The hurricanes experienced in Florida and the Gulf Coast had a negative impact on the gross margin rate for the quarter due to product mix, as incremental sales were driven by lower margin products including lumber, building materials, roofing and generators, as well as additional freight costs and damaged inventory.

Selling, general and administrative expenses ("SG&A") were 21.0% of sales for the quarter ended October 29, 2004 versus 18.6% in last year's third quarter, representing an increase as a percentage of sales of 240 basis points. The reclassification of vendor funds in accordance with EITF 02-16 resulted in an increase of 299 basis points as a percentage of sales for the quarter ended October 29, 2004. The offsetting decreases as a percentage of sales were driven by the Company's credit program performance and bonus expense. During the first nine months of 2004, SG&A was 20.5% of sales compared to 17.7% in the same period of the prior year, representing an increase as a percentage of sales of approximately 280 basis points. The reclassification of vendor funds in accordance with EITF 02-16 resulted in 323 basis points of the increase as a percentage of sales for the nine months ended October 29, 2004.

Store opening costs were $32 million for the quarter ended October 29, 2004 compared to $37 million in last year's third quarter. This represents costs associated with the opening of 35 stores during the third quarter of 2004 (34 new and one relocated) compared to 38 stores for the comparable period last year (36 new and two relocated). Store opening costs for the nine months ended October 29, 2004 were $71 million, compared to $83 million last year. This represents costs associated with the opening of 84 new stores during the first nine months of 2004 (80 new and four relocated) compared to 83 stores during the first nine months of the prior year (79 new and four relocated). The reduction in store opening costs from the prior year is primarily the result of a decrease in grand opening advertising.

Depreciation was $226 million and $650 million for the quarter and nine months ended October 29, 2004, respectively. This represents an increase of 18% and 17%, respectively, over the comparable periods last year. The increase is primarily due to the addition of buildings, fixtures, displays and computer equipment relating to the Company's ongoing expansion program and the increase in the percentage of owned locations since last year's third quarter. At October 29, 2004, the Company owned 80% of total locations compared to 78% at October 31, 2003. The Company continues to make investments in its business, including updates to existing stores and new technology to ensure its customers' needs are met and to maintain its competitive advantage.

The Company's effective income tax rate was 38.7% for the quarter and 38.5% for the nine months ended October 29, 2004, respectively, compared to 37.8% for last year's comparable periods. The higher rate during 2004 is primarily related to expansion in states with higher income tax rates, as well as permanent differences between book and tax income related to stock-based compensation expense.

For the third quarter of fiscal 2004, net earnings increased 15% to $522 million compared to last year's third quarter results. Diluted earnings per share were $0.66 compared to $0.56 for the comparable quarter of last year. For the nine months ended October 29, 2004, net earnings increased 14% to $1.681 billion compared to the same period in the prior year. Diluted earnings per share for the nine months ended October 29, 2004 were $2.11 compared to $1.84 for the comparable period of the prior year. The Company's repurchase of 18.4 million shares of common stock at a cost of $1 billion during the first half of fiscal 2004 had a slight favorable impact on diluted earnings per share for the quarter and the nine months ended October 29, 2004. No further amounts are authorized to be repurchased under this program.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and various lines of credit currently available to the Company. Net cash provided by operating activities from continuing operations was $2.1 billion for the nine months ended October 29, 2004 compared to $2.0 billion for the nine months ended October 31, 2003. The primary source of the increase in cash provided by operating activities from continuing operations in the current year was the increase in net earnings. Working capital at October 29, 2004 was $1.8 billion compared to $2.4 billion at October 31, 2003 and $2.3 billion at January 30, 2004.

The primary component of net cash used in investing activities from continuing operations continues to be opening new stores. Cash acquisitions of fixed assets were $2.1 billion and $1.7 billion for the nine months ended October 29, 2004 and October 31, 2003, respectively. At October 29, 2004, the Company operated 1,031 stores in 45 states with 117.5 million square feet of retail selling space, representing a 13.4% increase over the selling space at October 31, 2003.

Cash flows used in financing activities from continuing operations were $1.1 billion for the nine months ended October 29, 2004 compared to $23 million for the nine months ended October 31, 2003. The increase in cash used in financing activities during the first nine months of the current fiscal year primarily resulted from $1 billion of repurchases of common stock under the Company's share repurchase program, increased cash dividend payments and higher scheduled long-term debt repayments. Cash used in financing activities from continuing operations during the first nine months of the prior year primarily resulted from cash dividend payments, short-term debt repayments and scheduled long-term debt repayments, offset by proceeds generated from stock option exercises and employee stock purchase plan share purchases. The ratio of long-term debt to equity plus long-term debt was 24.8%, 27.2% and 26.3% as of October 29, 2004, October 31, 2003 and January 30, 2004, respectively.

The Company has a $1 billion senior credit facility which became effective in July 2004 and expires in July 2009. This facility replaced an $800 million senior credit facility and is available to support the Company's $1 billion commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at October 29, 2004. Fifteen banking institutions are participating in the $1 billion senior credit facility and, as of October 29, 2004, there were no outstanding loans under the facility.

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

At October 29, 2004, the Company operated ten regional distribution centers. The Company is constructing an eleventh regional distribution center in Plainfield, Connecticut, that is scheduled to open in fiscal 2005. At October 29, 2004, the Company utilized 12 flatbed distribution centers for the handling of lumber, building materials and other long-length items.

The Company believes that funds from operations, leases and existing short-term lines of credit will be adequate to finance the 2004 capital budget and the Company's operating requirements. However, a substantial downgrade in the Company's debt rating or a deterioration of certain financial ratios could adversely affect the availability of funds under existing short-term lines of credit or through the issuance of new debt. The Company's debt ratings at October 29, 2004 were as follows:

Current Debt Ratings	S&P	Moody's	Fitch
Commercial paper	A1	P1	F1
Senior debt	A	A2	A

Outlook	Positive	Positive	Positive

COMPANY OUTLOOK

Fourth Quarter

During the fourth quarter of fiscal 2004, which ends on January 28, 2005, the Company expects to open 56 stores reflecting square footage growth of approximately 14%. Total sales are expected to increase 16% to 17% and comparable store sales are expected to increase 4% to 5%. All comparisons are with the fourth quarter of fiscal 2003.

As of November 15, 2004, the date of the Company's third quarter 2004 earnings release, the Company expected diluted earnings per share of $0.57 to $0.59 which includes the estimated $0.01 dilutive impact from the adoption of EITF 04-08. The accounting change required by EITF 04-08 is described in Note 11 to the interim financial statements included in this report

Fiscal 2004

During fiscal 2004, which ends on January 28, 2005, the Company expects to open 140 stores reflecting total square footage growth of 14%. Total sales are expected to increase approximately 18% for the year, while comparable store sales are expected to increase 6% to 7%. All comparisons are with fiscal 2003.

As of November 15, 2004, the date of the Company's third quarter 2004 earnings release, diluted earnings per share of $2.66 to $2.68 were expected. This includes the estimated $0.16 per share impact of EITF 02-16 and the estimated $0.03 per share impact of EITF 04-08. Excluding the impact of the two accounting changes, diluted earnings per share of $2.85 to $2.87 would be expected. Presentation of this adjusted measure of its diluted earnings per share for fiscal 2004 is intended to enhance comparability of the Company's fiscal 2004 performance with that of other reporting periods. The adjusted measure is provided solely as supplemental information and is not a substitute for that information presented in accordance with generally accepted accounting principles.

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

Any forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this report and speak only as of such date. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

There has been no change in the Company's internal controls over financial reporting during the quarter ended October 29, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II - OTHER INFORMATION

Item 5 - Other Information

(a) On December 3, 2004, the Company entered into an agreement (the "Retirement Agreement") with Robert L. Tillman regarding the terms of his retirement from the Company as Chairman of the Board of Directors and Chief Executive Officer. Pursuant to the terms of the Retirement Agreement, Mr. Tillman will continue to serve in those capacities until January 28, 2005 (the "Retirement Date"), at which time he will resign as an officer and director of the Company. Robert A. Niblock, currently the Company's President and a member of the Board of Directors, will succeed Mr. Tillman as Chairman and Chief Executive Officer on the Retirement Date.

On the Retirement Date, Mr. Tillman will have deferred stock units, restricted stock and stock option awards that the Company granted to him on March 1, 2003 and March 1, 2004 that will not be vested. Because Mr. Tillman satisfies the age and years of service eligibility requirements for retirement (as provided under those equity incentive awards) and the Board of Directors of the Company has separately approved his retirement, those outstanding equity awards granted on March 1, 2004, and those deferred stock units granted on March 1, 2003, will become fully vested on the Retirement Date. Those stock option awards granted to Mr. Tillman on March 1, 2003 shall continue to vest in accordance with the vesting schedule previously established for them and will remain exercisable until the expiration date in the award agreement.  In addition, the Retirement Agreement amends the award agreements for all outstanding stock options granted to Mr. Tillman prior to March 1, 2003 to provide that those stock options will not lapse and that they will vest in accordance with the vesting schedule previously established for them and will remain exercisable until the respective expiration dates in the award agreements.

The Company has agreed to reimburse Mr. Tillman for the cost of COBRA continuation health coverage for him and his wife for a period of 18 months after the Retirement Date and, thereafter, to reimburse him for the premium for an individual health coverage policy for him and his wife until such time that Mr. Tillman and his wife become eligible for Medicare coverage. After Mr. Tillman and his wife become eligible for Medicare coverage, the Company will pay the cost of a Medicare supplement policy to maintain his existing level of coverage. The post-retirement health coverage benefits provided in the Retirement Agreement will continue for the benefit of Mr. Tillman's wife if he predeceases her.

The Retirement Agreement also provides for the Company to (A) indemnify Mr. Tillman in the event of a legal proceeding or investigation relating to his service as a director or officer of the Company, (B) reimburse him for the cost of relocating his office from the Company to a new office and, for the period of two years after the Retirement Date, for the cost of maintaining such new office with secretarial and administrative support, (C) purchase his residence (at his election and at his cost basis, including the cost of any improvements) during the five year period following his Retirement Date, and (D) pay his reasonable moving expenses if he elects to relocate, irrespective of whether he elects to cause the Company to purchase his residence. The Company has also agreed to pay Mr. Tillman the sum of $10,000 to assist him with the costs he has incurred in connection with the negotiation of his Retirement Agreement and the planning for his retirement.

The Retirement Agreement also provides that Mr. Tillman will receive any applicable benefits under the employee benefit plans of the Company in which he is a participant for services rendered to the Company through the Retirement Date, and that the benefits so earned by or due to him shall be paid or provided to him in accordance with the terms of those plans.

For his service to the Company through the Retirement Date, Mr. Tillman will continue to receive his current regular base salary. He will also be eligible to receive a cash incentive award based upon the extent to which the Company's established performance objectives for fiscal 2004 are satisfied, any such payment to be made on the same date such amounts are paid to then active employees of the Company. The Company's contributions and credits to Mr. Tillman's accounts under the Lowe's 401(k) Plan and the Lowe's Companies Benefit Restoration Plan will be based on the total compensation earned by him for fiscal 2004.

This description of the terms and conditions of the Retirement Agreement is qualified in its entirety by reference to the Retirement Agreement, a copy of which is attached as Exhibit 10.2 and incorporated herein by reference.

Item 6 - Exhibits

Exhibit 10.1 - Amendment to the Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, effective September 10, 2004

Exhibit 10.2 - Retirement Agreement - Robert L. Tillman, dated December 3, 2004

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

LOWE'S COMPANIES, INC.

December 7, 2004 Date	/s/Kenneth W. Black, Jr. Kenneth W. Black, Jr. Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX
Exhibit No.	Description
*10.1	Amendment to the Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, effective September 10, 2004

*10.2	Retirement Agreement - Robert L. Tillman, dated December 3, 2004

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.