Form 10-K
period 2005-01-28
LOWES COMPANIES INC
filed 2005-04-13
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2005
or
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
☒  Yes  ☐  No

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of July 30, 2004, the last business day of the Company's most recent second quarter, was $33.2 billion.

The number of shares outstanding of the registrant's Common Stock, $.50 Par Value, as of April 1, 2005 was 774,421,813.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lowe’s 2004 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for Lowe’s 2005 Annual Meeting of Shareholders	Parts I and II

		Page
PART 1
Item 1.	Business	3-8
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 9A.	Controls and Procedures	12
Item 9B.	Other Information	13

PART III
Item 10.	Directors and Executive Officers of the Registrant	13
Item 11.	Executive Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions	13
Item 14.	Principal Accountant Fees and Services	13

PART IV
Item 15.	Exhibits and Financial Statement Schedules	14-18

	Signatures	19-20

Part I
Item 1 - Business

Lowe’s Companies, Inc.: General Information

Lowe’s Companies, Inc. is a Fortune 50 company and the world’s second largest home improvement retailer, with specific emphasis on retail do-it-yourself (DIY) customers, do-it-for-me (DIFM) customers who utilize our installation services, and Commercial Business Customers. We offer a complete line of products and services for home decorating, maintenance, repair, remodeling, and maintenance of commercial buildings. As of January 28, 2005, we operated 1,087 stores in 48 states, with 124 million square feet of retail selling space. In 2004, we were named Energy Star Retailer of the Year for the third consecutive year.

Incorporated in North Carolina in 1952, Lowe’s Companies, Inc. has been publicly held since 1961. Our common stock is listed on the New York Stock Exchange-ticker symbol “LOW.”

See Item 6, “Selected Financial Data” for historical data of revenues, profits and identifiable assets.

Who We Serve

We serve both retail and Commercial Business Customers. Retail customers primarily consist of DIY homeowners, those taking advantage of our installed sales programs, and others buying for personal and family use. Commercial Business Customers include repair and remodeling contractors, electricians, landscapers, painters, plumbers, and commercial and residential building maintenance professionals, among others.

To meet our customers’ varying needs, we combine merchandise, sales and service in categories that are relevant to them. Our stores feature a home fashions and interior design center; a lawn and garden center; an appliance center; an outdoor power equipment center; an outdoor grill and patio furniture specialty shop; a hardware store; an air conditioning, heating, plumbing and electrical supply center; a lumber yard; and building materials center.

Our Stores

New Store Expansion
Our expansion strategy led to the opening of 140 new stores in fiscal 2004 that included two prototypes: a 116,000-square-foot (116K) store for large markets and a 94,000-square-foot (94K) store to serve smaller markets. In 2005, we estimate that approximately 80% of our growth will be comprised of 116K stores in larger markets and the remaining 20% of our growth will be comprised of 94K stores in smaller markets.

	2004	2003	2002
Number of stores, beginning of fiscal year	952	854	744
New stores opened	136	125	112
Relocated stores opened	4	5	11
Stores closed (including relocated stores)	(5)	(6)	(13)
Contractor Yards sold	-	(26)	-

Number of stores, end of fiscal year	1,087	952	854

Investments in Existing Stores
In response to customer feedback, during fiscal 2004 we continued our long history of investing in our existing stores to create a more inviting shopping experience for our retail and Commercial Business Customers. This included brightening our stores, making wider aisles, adding new displays, improving point of sale signage, and adding more product selection. Listed below is how we categorize our investments in our existing stores.

Minor Resets
Minor resets are necessary to drive comparable store sales increases and keep our stores fresh with new and innovative products. These resets involve the simple replacement of a particular product or vendor and do not require major changes in the store. We conducted hundreds of minor resets in 2004 efficiently and cost effectively.

Major Resets
A major reset is designed to make an area of our store more shoppable for our customers or to improve adjacencies within a store. In 2004, a major reset was implemented in Tool World and is now complete in over 700 stores. The new Tool World is much more shoppable with wider aisles and our new, improved open floor plan. Both DIYers and Commercial Business Customers can find what they need more quickly.

Remerchandising
In 2004, we completed the remerchandising of over 130 of our older stores, bringing them up to speed with our most current prototypes. This remerchandising focused on moving entire departments, improving adjacencies, and enhancing the shoppability within the cabinetry, appliances, flooring, and millwork departments. We were able to remerchandise these stores with only minimal disruption to our customers. Investments like these are made to differentiate our stores from the competition and better enable them to deliver the sales performance we expect.

Serving Our Customers

When customers enter our stores, our goal is to make their experience as pleasant and productive as possible. Through specialty sales initiatives such as installation and purchase advantages like Everyday Low Prices, we believe we make home improvement more attainable and affordable.

Installed Sales
Recognizing that our customers lead busy lives and may not have time to install certain components of their home improvement project, we significantly enhanced our Installed Sales model in 2004. It has proven to be a successful service initiative with an expected growth rate of approximately twice the rate of total company sales growth. We now offer installation services in over 40 categories with flooring, millwork and kitchen cabinets/countertops generating the highest sales. Under the new model, the separation of selling and administrative tasks allows our sales associates to shift their focus to project selling, while project managers ensure that the details related to an installation job are efficiently executed.

Special Order Sales (SOS)
Our special order product offering provides our customers the opportunity to select unique and expressive products beyond the 40,000 we carry in our stores. We are making the SOS process easier for our customers by enhancing ordering systems storewide, providing easy-to-use customer interfaces, integrated design tools, and electronic product catalogs.

Special order kiosks are available in departments such as appliances, walls & windows, fashion lighting, millwork, hardware, seasonal living, fashion plumbing and tools for special product ordering in addition to what is made available on Lowes.com. Whether these kiosks are electronic or literature-based, all facilitate the ability of the customer to special order.

Our SOS Express initiative in fashion plumbing is an example where advances in technology have improved the product selection process, order entry, and lead times, all of which make the special order process much more customer-friendly. A customer can work with a sales associate to build what they want. A centrally located distribution center ensures that the order is delivered quickly, with overnight or two-day delivery for most items. We are excited about the opportunity to roll this integrated process out to other categories in the near future.

Commercial Business Customer Initiatives
We continue to improve service to our Commercial Business Customers on many different fronts. Because time is money for this important customer base, we gear our selection and services so that they can find what they want when they want it. For example, we carry contractor packs, which are in-stock, economical bundles of the items Commercial Business Customers use most. Commercial Business Customers can phone or fax their order and it will be ready for pickup the same day or the next day. For added convenience, we can deliver to job sites, seven days a week in most areas. LowesForPros.com features articles, job estimate forms, e-newsletters, statistics and other vital information that Commercial Business Customers can use in their business.

Credit Financing
We offer two proprietary credit cards: one for individual retail customers and the other for Commercial Business Customers. We also offer a co-branded Visa® credit card to selected customers through direct mail offers. Our Commercial Business Customers can also make purchases by using our specialized credit vehicles. In addition, we accept Visa®, MasterCard®, Discover® and American Express® credit cards, as well as debit cards.

Everyday Low Prices
Our customers do not have to wait for a sale to find a great value. We offer low prices every day. Our promise to our customers is that if they find a lower everyday or advertised price on an identical stock product at a local competitor, we will not only match that price, but we will beat it by 10 percent.

Self-Checkout
To meet customer expectations for convenience at all levels of the shopping experience, we tested self-checkout in some of our stores. All product types and quantities are permitted, most tender types are accepted and customer interface is bilingual.

Our Products

A typical Lowe's home improvement store stocks more than 40,000 items, with hundreds of thousands of items available through our Special Order Sales system. Each store carries a wide selection of national brand name merchandise such as Whirlpool®, KitchenAid®, Pella®, Werner®, Kohler®, DeWalt®, Troy-Bilt®, Jenn-Air®, ClosetMaid® and many more. Our merchandise selection provides the DIY retail, DIFM and Commercial Business Customer with every item they need to complete home improvement, repair, maintenance or construction projects. See page 43 of Lowe’s 2004 Annual Report to Shareholders for the table summarizing sales by product category for each of the last three fiscal years.

Lowe’s Exclusives
Our customers have high standards when it comes to product and brand mix. To further enhance their selection, we carry many brands that are exclusive to Lowe’s. These unique brands cover several categories like paint, lighting, tools, outdoor power equipment, flooring and more, and give our customers superior performance and results. Exclusive brand names such as Troy-Bilt®, American Tradition®, STAINMASTER® Premier Living™, Kobalt™, Portfolio®, Harbor Breeze®, and Top-Choice™ Lumber are synonymous only with Lowe’s.

We continue to cultivate and execute vendor alliance partnerships in an effort to enhance our market share where such partnerships are advantageous to the customer, our company and our vendors. We are also concentrating on the electronic exchange of item and order information with our vendors, improving data integrity and reducing errors, leading to fewer returns and order changes.

Global Sourcing
Excluding Installed Sales vendors, we source our products from approximately 8,000 merchandise vendors worldwide, with no single vendor accounting for more than five percent of total purchases. To the extent possible, our Global Sourcing Division purchases directly from foreign manufacturers, avoiding third-party importers. Management believes that alternative and competitive suppliers are available for virtually all its products, further increasing opportunities for product quality and gross margin improvement.

Regional Distribution Centers (RDC)
In order to maintain appropriate inventory levels in stores and to improve distribution efficiencies, we own and operate 10, highly automated RDCs. The RDCs are strategically located in North Carolina (2), Georgia (1), Indiana (1), Pennsylvania (1), Texas (1), California (1), Ohio (1), Florida (1) and Wyoming (1). Each RDC is capable of serving approximately 120 to 140 of our stores. We also began shipping from an additional RDC in Connecticut in February 2005. Over fifty percent of the merchandise we purchase is shipped through our distribution facilities, while the remaining portion is shipped directly to stores from vendors. As a part of our Rapid Response Replenishment (R3) initiative, we are increasing the shipments of product through our RDC network and increasing the frequency of RDC deliveries to our stores. As a part of the R3 initiative we will be able to move safety stock out of our stores and into our RDC network. By increasing the number of shipments to each store from our RDCs and reducing vendor-direct deliveries, we will be able to quickly and efficiently flow product to stores in the quantities necessary to support sales demand.

We own and operate 10 flatbed distribution centers to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, irrigation pipe, vinyl sidings, ladders and building materials. We also operate a facility to handle special order plumbing products.

Reaching Our Customers

Television, radio, newspaper, magazine, direct mail, event sponsorships, Internet, community relations and in-store programs all play a critical role in helping us reach our customers. Each marketing initiative is based on understanding current and prospective customers in terms of demographics, needs, expectations, insights and beliefs, as these relate to home and home improvement. In 2004, we continued to build on our strong marketing campaign, while launching many new marketing programs.

Broadcast - Television, Radio
We utilized national television to build brand awareness and positioning. This also included an investment in Hispanic and African American television. We supplemented our national broadcast in key markets with local television and radio. We also continued to foster relationships with several network partners such as HGTV (Home and Garden Television).

Print - Newspaper, Magazine
We implemented a strong print plan in fiscal 2004 that included national magazine advertising and ROP (run of press) newspaper ads. Circulars remained a critical venue for reaching our customers with our Everyday Low Price and wide product selection.

Direct to Consumer
In fiscal 2004, we continued to introduce and redefine programs to respond to the changing needs and lifestyles of consumers. Through innovative database technology, we create relevant direct mail campaigns based on precise criteria such as purchase activity, memberships, new home purchase, even the weather. Additionally, an opt-in e-mail program that links up with Lowe’s affinity groups, including subscribers to our bi-monthly magazine Creative Ideas,® as well as Woodworkers Club and Garden Club members, fosters an ongoing relationship with customers even when they are not in a Lowe’s store.

Gift Cards
American consumers have adopted gift cards as a convenient way to make purchases. Lowe’s gift cards are no exception. In 2004, we introduced themed gift cards tailored to college/university alumni and sports fans, and the holiday season to address customers’ desire for convenient purchases. We also established several business-to-business gift card accounts so that companies can give Lowe’s gift cards as incentives and rewards. Our gift cards are key sales drivers for categories such as tools, small appliances and walls/windows.

Internet
Lowes.com is an information destination for customers all over the United States and the world. We now have over 1,000 how-to guides and buying guides online to help customers make smarter, more informed buying decisions and to empower them in their home improvement projects. A significant launch in 2004 was the online capability to purchase gift cards. Customers can now send gift cards to anyone at any time of the year with just a few clicks.

Multi-Cultural Marketing
We continued to produce marketing and communications specifically directed toward Hispanic and African American consumers. Print, direct mail and television are just a few of the channels through which we communicated with these segments of the population. To make shopping easier for our Hispanic customers, we also expanded bi-lingual signage in our stores.

NASCAR® - Team Lowe’s Racing
As one of the world’s fastest growing sports, NASCAR is an important part of our marketing mix. We are the proud sponsor of the #48 car in the Nextel® Cup Series, the #5 car in the Busch® Series, and Lowe’s Motor Speedway. We also host hospitality events at various sites throughout the racing season, leveraging and further building membership in the Team Lowe’s Racing Fan Club.

Community Outreach
We believe community involvement extends beyond the boundaries of the traditional retail setting. Following are some examples of how we are partnering with respected organizations to make a difference in communities and in homes across America.

Habitat for Humanity
We are a national partner of Habitat for Humanity International and served as the 2004 national underwriter for Habitat for Humanity’s Women Build® program. We adopted the mission of “working together, building homes and changing lives.” The essence of Women Build is to encourage and empower women to build Habitat for Humanity homes and make home ownership a reality for families in need.

Home Safety Council
Founded by Lowe's in 1993, the Home Safety Council is a charitable organization with a vision of creating safer American homes. In 2004, we, along with our vendors, helped reach millions of children and families with vital safety information.

Lowe’s Heroes
Recognizing that accidents can and should be prevented, the Lowe's Heroes volunteers tackle the problem at the local level. Lowe's Heroes teams are made up of employees from the local store, representatives from nonprofit organizations and concerned individuals from the community. The teams work with homeowners, community groups and schools on projects that make their homes and cities safer places to live.

American Red Cross
When a natural disaster strikes the community, we are quick to support the recovery effort with onsite volunteers, product donations and much-needed funds. As a National Partner with the American Red Cross disaster relief efforts, we (along with our customers and vendor partners) have contributed millions of dollars to the organization's recovery programs and responded to more than 150 disasters in 29 states, from hurricanes and tornadoes to earthquakes, wildfires and floods.

Lowe’s Charitable and Educational Foundation
Founded in 1957, the Lowe's Charitable and Educational Foundation (LCEF) has a long and proud history of contributing to grassroots community projects. LCEF's primary philanthropic focus areas include community and public school improvement projects, safe and affordable housing, and education scholarships for trade disciplines. LCEF provides funding only to 501(c) (3) organizations in communities where we operate stores and distribution centers.

Lowe’s Employee Relief Fund
The Lowe’s Employee Relief Fund distributes emergency funds to hundreds of employees each year who face natural disasters or unavoidable financial hardships. Employee donations to the fund are matched dollar-for-dollar by the company.  In 2004, assistance was provided to nearly 1,100 employees who suffered home damage from hurricanes, floods and fires.

Our Market

We estimate the size of the U.S. home improvement market to be approximately $500 billion, $468 billion of which comprises product demand, and $32 billion for the installed labor opportunity.  Data from a variety of primary and secondary sources, including trade associations, government publications, industry participants and other sources was analyzed as the basis for our estimate. This estimate includes import and export data and key end-use markets, such as residential repair and remodeling, and nonresidential construction and maintenance.  This data also captures a wide range of categories relevant to our business, including appliance and garden supplies.

The home improvement industry is a large, fragmented and growing market, driven in part by significant socioeconomic trends.  The increase in the median income of the “baby boomer” generation, along with their record levels of second-home ownership and desire for professional installation services are sources of the expected growth, along with strong housing turnover, and the aging of the housing stock. In addition, individuals are purchasing their first homes at a younger age, and there has been an overall increase in consumer interest in home improvements.  Another source of growth in the home improvement market is the growing immigrant and minority populations.  Minorities are projected to contribute at least two-thirds of household growth in coming decades.

The home improvement retailing business is highly competitive. We compete with a number of traditional hardware, plumbing, electrical and home supply retailers, as well as other chains of warehouse home improvement stores and lumberyards in most of our market areas. In addition, we compete, with respect to some of our products, with discount stores, mail order firms and warehouse clubs. The principal competitive factors are customer service, location, price, product and brand selection, and name recognition.

Information Systems

We are continuously assessing and upgrading our information systems in an effort to support growth, augment new sales initiatives, control costs and enable better decision-making. During the last several years, we have made a substantial investment in developing and purchasing new computer systems.

We have a point-of-sale system, electronic bar code scanning system, various design systems, and dual UNIX servers in each of our stores. These systems provide the stores with real-time perpetual inventory information, support all in-store selling functions, provide labor management functions, and provide support for a variety of store administrative functions. Store information is communicated to the customer support center's central computers via a terrestrial based (frame relay) network with back up being provided by a satellite-based wide area network. These systems provide customer checkout with automated credit card and check approval, host a variety of centralized design and specialty order systems for the stores, provide store-based perpetual inventory information, provide sales performance reporting, and also ensure that all store sales transactions are processed accurately. In addition, the systems also provide labor planning and item movement experience. These computers supply the customer support center functions with the information needed to support the stores, including centralized inventory replenishment, financial systems, human resources, merchandising systems, and product information.

Employees

As of January 28, 2005, we employed approximately 125,000 full-time and 37,000 part-time employees, none of which are covered by any collective bargaining agreements. Management considers its relations with its employees to be good.

Available Information

Our internet website address is: www.Lowes.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2 - Properties

At January 28, 2005, we operated 1,087 stores in 48 states with a total of 123.7 million square feet of selling space. We currently have two prototype stores, a 116,000-square-foot store for larger markets and a 94,000-square-foot store used primarily to serve smaller markets. Both prototypes include a lawn and garden center, averaging an additional 31,000 square feet for 116K locations and 26,000 square feet for 94K locations. Of the total stores operating at January 28, 2005, approximately 82% are owned, which includes stores on leased land, with the remainder being leased from unaffiliated third parties. Approximately 49% of these leases are capital leases. We also own and operate 10 regional distribution centers and 10 flatbed distribution centers for lumber and building commodities. We own our executive offices, which are located in Mooresville, North Carolina. We also own and maintain offices in Wilkesboro, North Carolina.

Item 3 - Legal Proceedings

We are a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered material.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

Name	Age	Title
Robert A. Niblock	42
Chairman of the Board and Chief Executive Officer since 2005; President since 2003; Executive Vice President, 2001 - 2003, and Chief Financial Officer, 2000 - 2003; Senior Vice President, Finance, 1999 - 2000; Vice President and Treasurer, 1997 - 1998.

Theresa A. Anderson	47
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

Maureen K. Ausura	49	Senior Vice President, Human Resources since 2005; Corporate Vice President of Human Resources, Archer Daniels Midland Company, 2000 - 2005.

Kenneth W. Black, Jr.	45	Senior Vice President and Chief Accounting Officer since 1999; Vice President and Corporate Controller, 1997 - 1999.

Gregory M. Bridgeford	50
Executive Vice President, Business Development since 2004; Senior Vice President, Business Development, 1999 - 2004; Senior Vice President, Marketing, 1998 - 1999; Senior Vice President and General Merchandise Manager, 1996 - 1998.

Michael K. Brown	41
Senior Vice President, Store Operations - South Central Division since 2004; Senior Vice President, Store Operations - Western Division, 2001 - 2004; Vice President, Specialty Sales, 1999 - 2001; Regional Vice President, Northeast Division, 1998 - 1999; Merchandising Vice President, Lawn and Garden, Bag Goods/Chemicals and Outdoor Power Equipment, 1996 - 1998.

Charles W. Canter, Jr.	54
Senior Vice President, Store Operations - North Central Division since 2004; Senior Vice President, Store Operations - Northern Division, 1999 - 2004; Senior Vice President and General Merchandise Manager, Building Materials, 1998 - 1999; Vice President, Merchandising - Millwork, 1998; Regional Vice President, Store Operations, 1993 - 1998.

Marshall A. Croom	44	Senior Vice President, Finance since 2003; Vice President and Treasurer, 1999 - 2003; Assistant Treasurer, 1997 - 1999.

Ricky D. Damron	42	Senior Vice President, Store Operations - Northeast Division since 2004; Regional Vice President of Stores, 1999 - 2004.

James M. Frasso	49	Senior Vice President, Store Operations - Southeast Division since 2004; Regional Vice President of Stores, 1999 - 2004.

Robert J. Gfeller, Jr.	43	Senior Vice President, Marketing and Advertising since 2000; Vice President, Marketing, 1999 - 2000.

Robert F. Hull, Jr.	40	Executive Vice President and Chief Financial Officer since 2004; Senior Vice President and Chief Financial Officer, 2003 - 2004; Vice President Financial Planning & Analysis, 1999 - 2003.

Howard J. Johnson	57	Vice President, Internal Audit since 2003; Senior Vice President of Internal Audit, JCPenney, 1993 - 2003.

John L. Kasberger	59
Senior Vice President and General Merchandising Manager, Hardlines since 2001; Vice President, Merchandising - Appliances/Kitchens, 2000 - 2001; Vice President, Internet Merchandising, 1999 - 2000; Vice President, Merchandising - Appliances, 1998 - 1999; Divisional Merchandise Manager, 1992 - 1998.

Joseph M. Mabry, Jr.	42
Executive Vice President, Logistics and Distribution since 2004; Senior Vice President, Distribution, 2003 - 2004; Vice President Global Services, Wal-Mart Stores, Inc., 2002 - 2003; Regional Vice President of Distribution, Wal-Mart Stores, Inc., 1998 - 2002.

John R. Manna, Jr.	47	Vice President and Corporate Controller since 2000, Assistant Controller, 1999 - 2000; Director of Corporate Accounting, 1996 - 1999.

Ross W. McCanless	47
Senior Vice President, General Counsel and Secretary since 2003; Vice Chairman, Delhaize America, Inc., 2002 - 2003; Chief Executive Officer, Delhaize America, Inc. and Food Lion, LLC, 1999 - 2002; Senior Vice President, Chief Administrative Officer and General Counsel, Food Lion, Inc., 1995 - 1999.

Michael K. Menser	51	Senior Vice President and General Merchandising Manager, Home Décor since 1998; Vice President, Logistics, 1996 - 1998.

Dale C. Pond	59
Senior Executive Vice President, Merchandising/Marketing since 2003; Executive Vice President, Merchandising, 2001 - 2003; Executive Vice President, Chief Merchandising Officer, 2000 - 2001; Executive Vice President, Merchandising and Marketing, 1998 - 2000; Senior Vice President, Marketing, 1993 - 1998.

David E. Shelton	58	Senior Vice President, Real Estate/Engineering and Construction since 1997.

Eric D. Sowder	50	Senior Vice President, Logistics since 2002; Vice President, Logistics, 1998 - 2002; Vice President of Merchandising, 1998.

John David Steed	53
Senior Vice President and General Merchandising Manager, Building Products since 2001; Vice President, Merchandising - Western Division, 1999 - 2001; Vice President, Merchandising - Fashion Plumbing/Electrical, 1998 - 1999.

Larry D. Stone	53	Senior Executive Vice President - Operations since 2003; Executive Vice President, Store Operations, 2001 - 2003; Executive Vice President and Chief Operating Officer, 1997 - 2001.

Steven M. Stone	43
Senior Vice President and Chief Information Officer since 2003; Vice President of Information Technology Strategy, 2002 - 2003; Vice President of MIS Operations, 1999 - 2002; Vice President of Information Resources, 1997 - 1999.

Robert F. Wagner	50	Senior Vice President, Store Operations - West Division since 2004; Regional Vice President of Stores, 2001 - 2004; District Manager 1998 - 2001.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is LOW. As of April 1, 2005, there were 27,077 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 44 of the 2004 Lowe’s Annual Report to Shareholders for the fiscal year ended January 28, 2005 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

Item 6 - Selected Financial Data

See pages 42 through 43 of the Lowe’s 2004 Annual Report to Shareholders.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 24 and "Disclosure Regarding Forward-Looking Statements" on page 25 of Lowe’s 2004 Annual Report to Shareholders.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

See "Quantitative and Qualitative Disclosures about Market Risk" on page 24 of Lowe’s 2004 Annual Report to Shareholders.

Item 8 - Financial Statements and Supplementary Data

See the "Reports of Independent Registered Public Accounting Firm" of Deloitte & Touche LLP on page 26, the financial statements and notes thereto on pages 27 through 41, and the "Selected Quarterly Data" on page 43 of Lowe’s 2004 Annual Report to Shareholders filed as Exhibit 13 hereto.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) and the attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in Lowe’s 2004 Annual Report to Shareholders on pages 25 and 26 under the headings, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

Part III

Item 9B - Other Information

None.

Item 10 - Directors and Executive Officers of the Registrant

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Election of Directors," "Information Concerning the Nominees," "Information Concerning Continuing Directors," "Information about the Board of Directors and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 28, 2005 (the "Proxy Statement"). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, "Executive Officers of the Registrant. "

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the "Code"). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of our summary of the Code can be found at www.Lowes.com, under the "About Lowe’s," "Investors" and "Lowe's Code of Business Ethics" captions. If you would like to receive a free copy of the complete Code, please contact Shareholder Services at 1-888-345-6937.

We will disclose information pertaining to amendments or waivers to provisions of our Code that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relate to the elements of our Code enumerated in the Securities and Exchange Commission's ("SEC") rules and regulations by posting this information on our website at www.Lowes.com. The information on our web-site is not a part of this Annual Report and is not incorporated by reference in this report or any of our other filings with the SEC.

Item 11 - Executive Compensation

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Compensation of Executive Officers," "Information about the Board of Directors and Committees of the Board - Compensation of Directors and Committees of the Board - Other Arrangements," and "Employment Contracts and Termination of Employment and Change in Control Arrangements," included in the Proxy Statement. Information included under the captions "Report of the Compensation and Organization Committee" and "Performance Graph" is not incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" included in the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Related-Party Transactions" included in the Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Information required by this item is furnished by incorporation by reference to all information under the caption entitled, "Fees Paid to the Independent Accountants" included in the Proxy Statement.

Part IV

Item 15 - Exhibits and Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in Lowe’s 2004 Annual Report to Shareholders:

Page(s)
Report of Independent Registered Public Accounting Firm	26

Consolidated Statements of Earnings for each of the three fiscal years in the period ended January 28, 2005	27

Consolidated Balance Sheets at January 28, 2005 and January 30, 2004	28

Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended January 28, 2005	29

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 28, 2005	30

Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended January 28, 2005	31-41

Selected Financial Data (Unaudited)	42-43

  2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the consolidated financial statements of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 28, 2005 and January 30, 2004, and for each of the three fiscal years in the period ended January 28, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2005, and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2005, and have issued our reports thereon dated April 11, 2005, which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s change in method of accounting for stock-based compensation as described in Note 1; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 11, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In Millions)

	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 28, 2005:
Reserve for loss on discontinued inventories	$61	$16	(a)	$-		$77
Reserve for inventory shrinkage	82	335		(323)	(b)	94
Self-insurance liability	327	279		(174)	(c)	432

January 30, 2004:
Reserve for loss on discontinued inventories	52	9	(a)	-		61
Reserve for inventory shrinkage	83	296		(297)	(b)	82
Self-insurance liability	244	206		(123)	(c)	327

January 31, 2003:
Reserve for loss on discontinued inventories	47	5	(a)	-		52
Reserve for inventory shrinkage	79	275		(271)	(b)	83
Self-insurance liability	$171	$186		$(113)	(c)	$244

(a): Represents increase/(decrease) in the required reserve based on the Company’s evaluation of discontinued inventories.
(b): Represents the actual inventory shrinkage experienced at the time of physical inventories.
(c): Represents claim payments for self-insured claims.

3.	Exhibits

(3.1)	Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 14, 2001 and incorporated by reference herein).

(3.2)	Bylaws, as amended (filed as Exhibit 3.1 to the Company's Form 8-K dated January 28, 2005 and incorporated by reference herein).

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

(4.2)
Indenture dated April 15, 1992 between the Company and Bank One, N.A., Successor Trustee to Chemical Bank, as Trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-47269) and incorporated by reference herein).

(4.3)
Amended and Restated Indenture, dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by  reference herein).

(4.4)
First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture  dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K dated April 19, 1999, and incorporated by reference herein).

(4.5)
Second Supplemental Indenture, dated as of October 19, 2001, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

(4.6)
Indenture between the Company and The Bank of New York, dated as of February 16, 2001 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

(4.7)	Form of the Company's 6 3/8 % Senior Note due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

(4.8)	Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 on Form 8-K dated February 20, 1998, and incorporated by reference herein).

(4.9)
Form of the Company's 6 1/2 % Debenture due March 15, 2029 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(4.10)	Form of the Company's 8 1/4 % Notes due June 1, 2010 (filed as Exhibit 4.2 on Form 8-K dated June 8, 2000, and incorporated by reference herein).

(4.11)	Form of the Company's 7 1/2 % Notes due December 15, 2005 (filed as Exhibit 4.2 on Form 8-K dated December 20, 2000, and incorporated by reference herein).

(4.12)
Form of the Company's 2.5 % Liquid Yield Option Notes due February 16, 2021 (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

(4.13)	Form of the Company's Senior Convertible Notes due October 19, 2021 (filed as Exhibit 4.2 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

*(10.1)
Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

*(10.2)	Lowe's Companies, Inc. Directors' Stock Option Plan (filed on the Company's Form S-8 dated October 21, 1999 (No. 333-89471) and incorporated by reference herein).

*(10.3)	Lowe's Companies, Inc., 1994 Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54499) and incorporated by reference herein).

*(10.4)
Amendments to the Lowe's Companies, Inc. 1994 Incentive Plan dated December 9, 1994 (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

*(10.5)
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

*(10.9)
Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998 (filed as  Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

*(10.10)	Lowe's/Eagle Stock Option Plan (filed as Exhibit 4.2 on the Company's Form S-8 filed April 7, 1999 (No. 333-75793) and incorporated by reference herein).

*(10.11)
Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended (filed as Exhibit 10.1 to the Company’s Form 10-Q dated December 7, 2004 and incorporated by reference herein).

*(10.12)	Lowe's Companies, Inc. 2001 Incentive Plan (filed on the Company's Form S-8 dated November 15, 2001 (No. 333-73408) and incorporated by reference herein).

*(10.13)	Lowe's Companies, Inc. Benefit Restoration Plan (filed on the Company's Form S-8 dated August 8, 2002 (No. 333-97811) and incorporated by reference herein).

*(10.14)
Form of the Company's Management Continuity Agreement for Senior Officers (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended February 1, 2002, and incorporated by reference herein).

*(10.15)	Form of the Company's Management Continuity Agreement for Executive Officers (filed as Exhibit 10.2 to the Company's Form 10-Q dated June 4, 2004, and incorporated by reference herein).

*(10.16)	Release, Separation and Consulting Agreement - Thomas E. Whiddon (filed as Exhibit 10(iii)(A).1 to the Company's Form 10-Q dated September 12, 2003 and incorporated by reference herein).

*(10.17)	Release and Separation Agreement - William C. Warden, Jr. (filed as Exhibit 10(iii)(A).2 to the Company's Form 10-Q dated September 12, 2003 and incorporated by reference herein).

*(10.18)	Retirement Agreement - Robert L. Tillman (filed as Exhibit 10.2 to the Company’s Form 10-Q dated December 7, 2004 and incorporated by reference herein).

*(10.19)	Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated June 4, 2004 and incorporated by reference herein).

(13)	Portions of the 2004 Lowe’s Annual Report to Shareholders for the fiscal year ended January 28, 2005

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

(31.2)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 11, 2005	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board, President and Chief Executive Officer

April 11, 2005	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer

April 11, 2005	By: /s/ Kenneth W. Black, Jr.
Date	Kenneth W. Black, Jr.
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

/s/ Robert A. Niblock	Chairman of the Board of Directors, President, Chief Executive Officer and Director	April 11, 2005
Robert A. Niblock		Date

/s/ Leonard L. Berry	Director	April 11, 2005
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	April 11, 2005
Peter C. Browning		Date

/s/ Paul Fulton	Director	April 11, 2005
Paul Fulton		Date

Director
Dawn E. Hudson		Date

/s/ Robert A. Ingram	Director	April 11, 2005
Robert A. Ingram		Date

Director
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	April 11, 2005
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	April 11, 2005
Richard K. Lochridge		Date

/s/ Claudine B. Malone	Director	April 11, 2005
Claudine B. Malone		Date

/s/ Stephen F. Page	Director	April 11, 2005
Stephen F. Page		Date

/s/ O. Temple Sloan, Jr.	Director	April 11, 2005
O. Temple Sloan, Jr.		Date