Form 10-Q
period 2005-04-29
LOWES COMPANIES INC
filed 2005-06-08
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-7898

LOWE'S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe's Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(704) 758-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 27, 2005
Common Stock, $.50 par value	772,468,057

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		April 29, 2005	April 30, 2004 As Restated (Note 2)	January 28, 2005
Assets

Current assets:
Cash and cash equivalents		$911	$1,091	$642
Short-term investments		315	901	171
Accounts receivable - net		18	185	9
Merchandise inventory - net		6,808	5,723	5,982
Deferred income taxes		109	90	95
Other assets		89	78	75

Total current assets		8,250	8,068	6,974

Property, less accumulated depreciation		14,310	12,177	13,911
Long-term investments		161	163	146
Other assets		192	222	178

Total assets		$22,913	$20,630	$21,209

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$631	$78	$630
Accounts payable		3,464	3,492	2,687
Accrued salaries and wages		211	166	386
Other current liabilities		2,623	2,114	2,016

Total current liabilities		6,929	5,850	5,719

Long-term debt, excluding current maturities		3,058	3,668	3,060
Deferred income taxes		702	622	736
Other long-term liabilities		208	82	159

Total liabilities		10,897	10,222	9,674

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
April 29, 2005	773
April 30, 2004	783
January 28, 2005	774	387	392	387
Capital in excess of par		1,437	2,014	1,514
Retained earnings		10,193	8,002	9,634
Accumulated other comprehensive loss		(1)	-	-

Total shareholders' equity		12,016	10,408	11,535

Total liabilities and shareholders' equity		$22,913	$20,630	$21,209
See accompanying notes to the unaudited consolidated financial statements.

Index

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended
			April 30, 2004
	April 29, 2005		As Restated (Note 2)
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$9,913	100.00	$8,681	100.00

Cost of sales	6,498	65.55	5,811	66.94

Gross margin	3,415	34.45	2,870	33.06

Expenses:

Selling, general and administrative	2,136	21.55	1,853	21.35

Store opening costs	25	0.25	22	0.25

Depreciation	248	2.50	213	2.45

Interest	47	0.47	48	0.55

Total expenses	2,456	24.77	2,136	24.60

Pre-tax earnings	959	9.68	734	8.46

Income tax provision	369	3.73	282	3.25

Net earnings	$590	5.95	$452	5.21

Weighted average shares outstanding - Basic	774		786

Basic earnings per share	$0.76		$0.58

Weighted average shares outstanding - Diluted	805		818

Diluted earnings per share	$0.74		$0.56

Cash dividends per share	$0.04		$0.03

Retained Earnings
Balance at beginning of period	$9,634		$7,574
Net earnings	590		452
Cash dividends	(31)		(24)
Balance at end of period	$10,193		$8,002

See accompanying notes to the unaudited consolidated financial statements.

Index

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
		April 30, 2004
	April 29, 2005	As Restated (Note 2)
Cash flows from operating activities:
Net earnings	$590	$452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	253	218
Deferred income taxes	(48)	-
Loss on disposition/writedown of fixed and other assets	9	15
Stock-based compensation expense	16	16
Tax effect of stock options exercised	7	7
Changes in operating assets and liabilities:
Accounts receivable - net	(9)	(39)
Merchandise inventory - net	(826)	(1,139)
Other operating assets	(14)	28
Accounts payable	777	1,280
Other operating liabilities	442	371
Net cash provided by operating activities	1,197	1,209

Cash flows from investing activities:
Increase in short-term investments	(104)	(156)
Purchases of long-term investments	(56)	(35)
Proceeds from sale/maturity of long-term investments	-	6
Increase in other long-term assets	(21)	(5)
Fixed assets acquired	(624)	(568)
Proceeds from the sale of fixed and other long-term assets	16	23
Net cash used in investing activities	(789)	(735)

Cash flows from financing activities:
Repayment of long-term debt	(8)	(8)
Proceeds from stock options exercised	35	24
Cash dividend payments	(31)	(24)
Repurchase of common stock	(135)	(288)
Net cash used in financing activities	(139)	(296)

Net increase in cash and cash equivalents	269	178
Cash and cash equivalents, beginning of period	642	913
Cash and cash equivalents, end of period	$911	$1,091

See accompanying notes to the unaudited consolidated financial statements.

Index

 Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (Unaudited) have been reviewed by an independent registered public accounting firm and, in the opinion of management, they contain all adjustments necessary to present fairly the financial position as of April 29, 2005 and April 30, 2004, as restated, and the results of operations and cash flows for the three months ended April 29, 2005 and April 30, 2004, as restated.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 28, 2005 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications.

Note 2: Restatement - As described in Note 2 in the Annual Report, the Company restated its prior period financial statements, including its interim financial statements for the three month period ended April 30, 2004, to correct errors resulting from its accounting for leases. In the restatement, the Company accelerated depreciation expense for lease assets and leasehold improvements to limit the depreciable lives of those assets to the lease term, as determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” The Company also revised its calculation of rent expense and the related deferred rent liability for certain of its ground leases by including in the straight-line rent expense calculations any free-rent occupancy periods allowed under those ground leases while a store is being constructed on the leased property. In the restatement, the Company also adjusted its prior period financial statements to correct immaterial accounting errors previously identified during the audit of those financial statements. The impact on previously reported net earnings of these other adjustments was an increase of $1.5 million for the three month period ended April 30, 2004.

The following tables summarize the effects of the restatement on the Company’s consolidated balance sheet as of April 30, 2004, as well as the related effects on the Company’s consolidated statement of earnings for the three months ended April 30, 2004. The restatement did not affect net cash flows for the three months ended April 30, 2004.

	Consolidated Balance Sheet
	April 30,		April 30,
	2004		2004
(In Millions)	As Previously Reported*	Adjustments	As Restated
Deferred income taxes	$87	$3	$90
Total current assets	8,065	3	8,068
Property, less accumulated depreciation	12,308	(131)	12,177
Total assets	$20,758	$(128)	$20,630
Deferred income taxes	688	(66)	622
Other long-term liabilities	46	36	82
Total liabilities	10,252	(30)	10,222
Capital in excess of par	2,006	8	2,014
Retained earnings	8,108	(106)	8,002
Total shareholders' equity	10,506	(98)	10,408
Total liabilities and shareholders' equity	$20,758	$(128)	$20,630

* Certain amounts have been reclassified to conform to current classifications.

Index

	Consolidated Statement of Earnings
	April 30,		April 30,
Three Months Ended	2004		2004
(In Millions, Except Per Share Data)	As Previously Reported	Adjustments	As Restated
Expenses:
Depreciation	$208	$5	$213
Total expenses	2,131	5	2,136
Pre-tax earnings	739	(5)	734
Income tax provision	284	(2)	282
Net earnings	$455	$(3)	$452

Basic earnings per share	$0.58	$-	$0.58
Diluted earnings per share (Notes 3 and 10)	$0.56	$-	$0.56

Additionally, the Company’s auction rate securities are included in short-term investments due to recent interpretations that make this classification more appropriate than the previous years’ classification as cash equivalents. The amount reclassified was $757 million at April 30, 2004. The impact on cash flows from investing activities resulting from this reclassification was a decrease of $225 million for the three month period ended April 30, 2004. There was no impact on total cash flows.

Note 3: Earnings Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of stock options and applicable convertible notes as of the balance sheet date. In the fourth quarter of fiscal 2004, the Company implemented Emerging Issues Task Force Issue No. 04-8 (EITF 04-8), "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share." Based on the EITF’s conclusion, the dilutive effect of contingently convertible debt instruments should be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. As a result of this implementation, the Company has retroactively adjusted diluted earnings per share calculations for all periods presented to include the dilutive effect of the assumed conversion of the Company’s $580.7 million Senior Convertible Notes issued in October 2001. The implementation of EITF 04-8 reduced diluted earnings per share by approximately $0.01 for each of the three month periods ended April 29, 2005 and April 30, 2004. The following table reconciles EPS for the three months ended April 29, 2005 and April 30, 2004.

	Three Months Ended
(In Millions, Except Per Share Data)	April 29, 2005	April 30, 2004
Basic earnings per share:
Net earnings	$590	$452
Weighted average shares outstanding	774	786
Basic earnings per share	$0.76	$0.58

Diluted earnings per share:
Net earnings	$590	$452
Net earnings adjustment for interest on convertible debt, net of tax	3	3
Net earnings, as adjusted	$593	$455
Weighted average shares outstanding	774	786
Dilutive effect of stock options	5	5
Dilutive effect of convertible debt	26	27
Weighted average shares, as adjusted	805	818
Diluted earnings per share	$0.74	$0.56

Index

Note 4: Accounts Receivable - As described in Note 5 to the consolidated financial statements presented in the Annual Report, in May 2004, the Company entered into an agreement with General Electric Company and its subsidiaries (GE) to sell its commercial business accounts receivable to GE. Commercial business accounts receivable sold to GE during the three months ended April 29, 2005 totaled $394 million. During the three months ended April 29, 2005, the Company recognized losses of $9 million on these sales as SG&A expense, which primarily relate to the fair value of the obligations incurred related to servicing costs that are remitted to GE monthly. At April 29, 2005, the fair value of the retained interests was a net asset of $0.6 million and was determined based on the present value of expected future cash flows. Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

Note 5: Property - Property is shown net of accumulated depreciation of $4.3 billion at April 29, 2005, $3.5 billion at April 30, 2004 and $4.1 billion at January 28, 2005.

Note 6: Supplemental Disclosure

Supplemental disclosures of cash flow information:

	Three Months Ended
(In Millions)	April 29, 2005	April 30, 2004
Cash paid for interest (net of amount capitalized)	$51	$54
Cash paid for income taxes	$150	$15

Non-cash fixed asset acquisitions, including assets acquired under capital lease	$41	$17

Note 7: Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, totaled $589 million and $451 million, compared to net earnings of $590 million and $452 million for the three months ended April 29, 2005 and April 30, 2004, respectively.

Note 8: Accounting for Stock-Based Compensation - The Company has three stock incentive plans which are described more fully in Note 12 to the consolidated financial statements presented in the Annual Report. The Company recognizes stock-based compensation expense in accordance with the fair-value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," using the Black-Scholes option pricing model. The assumptions used to determine the fair value of options granted during the three months ended April 29, 2005 have not changed significantly from those disclosed in the Annual Report. During each of the three month periods ended April 29, 2005 and April 30, 2004, the Company recognized compensation expense totaling $16 million relating to stock options and awards, which generally vest over three years.

As the Company adopted the fair-value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003, the cost related to the stock-based compensation included in the determination of net earnings for the three month periods ended April 29, 2005 and April 30, 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share in each period if the fair-value-based method had been applied to all outstanding and unvested awards.

Index

	Three Months Ended
(In Millions, Except Per Share Data)	April 29, 2005	April 30, 2004
Net earnings, as reported	$590	$452
Add: Stock-based compensation expense included in net earnings, net of related tax effects	10	10
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(12)	(22)
Pro forma net earnings	$588	$440

Earnings per share:
Basic - as reported	$0.76	$0.58
Basic - pro forma	$0.76	$0.56

Diluted - as reported	$0.74	$0.56
Diluted - pro forma	$0.73	$0.54

Note 9: Shareholders’ Equity - The Company repurchased 2.4 million common shares during the first three months of fiscal 2005 at a cost of $134 million under the $1 billion share repurchase program authorized by the Board of Directors in January 2005. As of April 29, 2005, the Company has remaining authorization under this share repurchase program of $866 million.

The Company repurchased 5.2 million common shares during the first three months of fiscal 2004 at a cost of $288 million under the $1 billion share repurchase program authorized by the Board of Directors in December 2003. There were no amounts remaining under this prior authorization as of April 29, 2005.

Index

Note 10: Recent Accounting Pronouncements - In October 2004, the EITF reached a consensus on EITF 04-8. Based on the EITF’s conclusion, the dilutive effect of contingently convertible debt instruments should be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The Company implemented the provisions of EITF 04-8 in the fourth quarter of 2004. In accordance with the transition provisions of EITF 04-8, the Company has retroactively adjusted diluted earnings per share calculations for all periods presented to include the dilutive effect of the assumed conversion of the Company’s $580.7 million Senior Convertible Notes issued in October 2001. The implementation of EITF 04-8 reduced diluted earnings per share by approximately $0.01 for each of the three month periods ended April 29, 2005 and April 30, 2004. See further discussion in Note 3 to the consolidated financial statements herein.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment.” This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123 (revised) will also require a change in the classification of certain tax benefits from options deductions to financing rather than operating cash flows. The Company is currently evaluating the impact of this statement, which will be effective as of the beginning of the Company’s fiscal 2006 as a result of the deferral of the effective date by the Securities and Exchange Commission. The Company currently recognizes stock-based compensation expense in accordance with the fair-value provisions of SFAS No. 123. The adoption of SFAS No. 123 (revised) may affect the Company’s methodology for determining the fair value of stock-based compensation transactions and the method for recognizing the expense associated with these transactions. However, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of April 29, 2005 and April 30, 2004, and the related consolidated statements of current and retained earnings and of cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lowe’s Companies, Inc. and subsidiaries as of January 28, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 11, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
June 6, 2005

Index

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended April 29, 2005. This discussion and analysis should be read in conjunction with the financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2005 (the Annual Report), as well as the notes to the consolidated financial statements contained in this report.

As described in Note 2 in the Annual Report, we restated our prior period financial statements to correct errors resulting from our accounting for leases. In the restatement, we accelerated depreciation expense for lease assets and leasehold improvements to limit the depreciable lives of those assets to the lease term, as determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” We also revised the calculation of rent expense and the related deferred rent liability for certain of our ground leases by including in the straight-line rent expense calculations any free-rent occupancy periods allowed under those ground leases while our store is being constructed on the leased property. In the restatement, we also adjusted our prior period financial statements to correct immaterial accounting errors previously identified during the audit of those financial statements. For further discussion of the effects of the restatement see Note 2 to the consolidated financial statements contained in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements and notes to consolidated financial statements contained in this report that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Our significant accounting polices are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report and have not changed significantly since January 28, 2005.

Index

OPERATIONS

The following table sets forth the percentage relationship to net sales of each line item of the consolidated statements of earnings, as well as the percentage change in dollar amounts from the prior year. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

	Three months ended		Percentage Increase / (Decrease) in Dollar Amounts from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	April 29, 2005	April 30, 2004	2004 - 2005	2004 - 2005
Net Sales	100.00%	100.00%	14%	N/A
Gross Margin	34.45%	33.06%	19%	139
Expenses:
Selling, General and Administrative	21.55%	21.35%	15%	20
Store Opening Costs	0.25%	0.25%	14%	0
Depreciation	2.50%	2.45%	16%	5
Interest	0.47%	0.55%	(2%)	(8)
Total Expenses	24.77%	24.60%	15%	17
Pre-Tax Earnings	9.68%	8.46%	31%	122
Income Tax Provision	3.73%	3.25%	31%	48
Net Earnings	5.95%	5.21%	31%	74

	Three Months Ended
Other Metrics	April 29, 2005	April 30, 2004
Comparable Store Sales Increases [1]	3.8%	9.9%
Customer Transactions (in millions)	149	139
Average Ticket [2]	$66.33	$62.56
At end of period:
Number of Stores (end of period)	1,112	980
Sales Floor Square Feet (in millions, end of period)	126.5	111.9
Average Store Size Square Feet (in thousands)	114	114
1 We define a comparable store as a store that has been open greater than 13 months.
2 We define average ticket as net sales divided by number of transactions.

Performance

Net Sales - The primary driver of our sales increase for the three month period ended April 29, 2005 was the addition of 27 stores during the quarter, including two relocations, combined with comparable store sales increases. Weak sales during a weather-affected March and early April caused the comparable store sales increase to be lower than expected. The impact of weather can be seen in our sales results across the quarter, as comparable store sales varied significantly from month to month. We experienced an increase in comparable store sales of 7.5% in February, a decrease of 2.0% in March and an increase of 7.5% in April. Inflation in lumber and building materials favorably impacted comparable store sales for the first quarter by approximately 75 basis points.

We experienced comparable store sales increases in 16 of 19 product categories, while comparable store sales in nursery, seasonal living and lumber decreased from prior year’s first quarter. The categories that performed above our average comparable store sales increase for the first quarter included millwork, rough plumbing, building materials, hardware, appliances, home environment, fashion plumbing, flooring, cabinets & countertops and home organization. In addition, paint and lighting performed at approximately the overall corporate average comparable store sales increase for the first quarter. Appliances continued to perform well during the first quarter of 2005 as we gained additional market share in this category, reaching a 15% unit share for the first time in our history. The investment we have made in our Installed Sales model is also driving improved performance in the cabinets and flooring categories. Each of these higher-performing categories is a larger ticket category, indicating the underlying strength of the home improvement consumer. In the first quarter of 2005, our average ticket increased 6% to $66.33 and total customer count increased 8%.

Index

Gross Margin - As a result of the impact of the implementation of EITF 02-16 on the first quarter of 2004, we experienced an increase in gross margin as a percentage of sales of 167 basis points in the first quarter of 2005. The implementation of EITF 02-16 reduced gross margin in the first quarter of fiscal 2004 as vendor funds associated with cooperative advertising and in-store services were capitalized into inventory and recognized into income when the product was sold. Changes in product mix also positively impacted gross margin as a percentage of sales by seven basis points for the first quarter of 2005. These items were offset by higher distribution costs, higher fuel rates, a reduction in cash discounts and higher inventory shrinkage as a percentage of sales.

SG&A - The increase in SG&A expense as a percentage of sales in the first quarter of 2005 was driven by increased payroll, occupancy, insurance and bank card expenses as a percentage of sales. The comparable store sales decreases experienced during weather-affected March and early April resulted in the increase in payroll as a percentage of sales and a portion of the increase in occupancy costs as a percentage of sales. The remaining increase in occupancy costs as a percentage of sales was primarily due to an increase in the number of ground leases, higher utility costs and property taxes. Insurance expense, which includes employee health, worker’s compensation, and general liability insurance increased as a percentage of sales due to rising healthcare costs and expansion into high cost states. The increase in bank card expenses as a percentage of sales for the first quarter was caused by a higher mix of bank card sales and increases in interchange rates charged by the bank card associations. These items were slightly offset by a decrease in gross advertising expense as a percentage of sales from the first quarter of fiscal 2004.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are expensed as incurred and totaled $25 million in the first quarter of 2005 compared to $22 million in the first quarter of 2004. These costs are associated with the opening of 27 stores in 2005 (25 new and two relocated), as compared with the opening of 29 new stores in 2004. Because store opening costs are expensed as incurred, the expenses recognized may fluctuate based on the timing of store openings in future or prior periods. Store opening costs averaged approximately $0.9 million per store in the first quarters of 2005 and 2004.

Depreciation - Property, less accumulated depreciation, increased to $14.3 billion at April 29, 2005, compared to $12.2 billion at April 30, 2004. The increase in property resulted primarily from our store expansion program, increased distribution capacity and our investment in information technology. At the end of the first quarter of 2005, we owned 82% of our stores compared to 80% at the end of first quarter of 2004. In the first quarter of fiscal 2005 we opened our eleventh regional distribution center, which is located in Connecticut.

Income Tax Provision - Our effective income tax rates were 38.5% and 38.4% in the first quarter of 2005 and 2004, respectively.

Initiatives Driving Performance

The three major categories of specialty sales initiatives of Installed Sales, Special Order Sales (SOS) and Commercial Business Customers (CBC) remained core to our first quarter 2005 comparable store sales performance. Our new installed sales model continues to deliver positive results, with comparable store sales increases in the first quarter of 2005 that exceeded the company average comparable store sales increase. We continue to leverage our established model by enhancing our offering with installation services for products such as roofing and siding, which are now being offered in many of our stores. Our Special Order Sales initiatives also continue to perform well, delivering comparable store sales increases above the company average. We are conducting an increasing percentage of our SOS transactions electronically, continually adding new vendor catalogues to our on-line databases, and making the selection and ordering process easier for our customers and more efficient for our stores and vendors. Finally, our efforts to capture more sales from Commercial Business Customers continue to be successful, delivering solid results for the quarter. Over the past year, we have added a regional commercial sales manager to each of our 21 regions to help facilitate consistent execution of our CBC initiatives. In addition, our targeted marketing message to Commercial Business Customers continues to drive results.

Index

As we continue the implementation of our Rapid Response Replenishment (R3) Initiative, our rate of inventory growth for the first quarter of 2005, while slightly higher than our sales growth for the same period, slowed as compared to fourth quarter 2004 inventory growth. Our stores now receive an average of five deliveries from our regional distribution centers per week, up from four per week in the prior year, as we work to reduce lead time variability by handling additional products such as appliances and paint through our distribution infrastructure. Cycle time, which is the time from when demand is created until product is back on the shelf is down 30%, which is enabling us to remove inventory from the stores. We expect to make continued progress with the implementation in the coming months, resulting in flat to slight inventory leverage in the second quarter and additional leverage in the back half of fiscal 2005.

Economic Factors Impacting Performance

Household incomes and employment are key economic drivers of our business, as these two factors have consistently correlated most directly with our sales performance. We also examine other factors such as housing turnover. We closely monitor all three of these metrics, which individually and in combination indicate a very favorable climate for our future growth and the home improvement industry. These economic metrics only tell part of the story regarding the strong outlook in the home improvement sector.   There are other factors that are playing a big part in driving the demand for housing; specifically the wave of second-home sales, as well as the increase in the number of consumers entering into household formation.  These large demographic shifts are also driving and transforming our industry.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and our $1 billion senior credit facility that expires in July 2009. Net cash provided by operating activities was $1.2 billion for each of the three month periods ended April 29, 2005 and April 30, 2004. Working capital at April 29, 2005 was $1.3 billion compared to $2.2 billion at April 30, 2004 and $1.3 billion at January 28, 2005. The decrease in working capital was due primarily to continued share repurchases and our investment in inventory related to the R3 initiative.

The primary component of net cash used in investing activities continues to be opening new stores. Cash acquisitions of fixed assets were $624 million and $568 million for the three months ended April 29, 2005 and April 30, 2004, respectively. At April 29, 2005, we operated 1,112 stores in 48 states with 126.5 million square feet of retail selling space, representing a 13% increase over the selling space at April 30, 2004.

Net cash used in financing activities was $139 million for the three months ended April 29, 2005 compared to $296 million for the three months ended April 30, 2004. The decrease in cash used in financing activities during the first three months of the current fiscal year primarily resulted from fewer repurchases of common stock under our share repurchase program compared to the three months ended April 30, 2004. The ratio of long-term debt to equity plus long-term debt was 20.3%, 26.1% and 21.0% as of April 29, 2005, April 30, 2004 and January 28, 2005, respectively.

We have a $1 billion senior credit facility that became effective in July 2004 and expires in July 2009. The facility is available to support our $1 billion commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants which include maintenance of a specific financial ratio. We were in compliance with those covenants at April 29, 2005. Fifteen banking institutions are participating in the $1 billion senior credit facility and, as of April 29, 2005, there were no outstanding loans under the facility.

In January 2005, the Board of Directors authorized up to $1 billion in share repurchases through 2006. This program is intended to be implemented through purchases made from time to time either in the open market or through private transactions. Shares purchased under this program are retired and returned to authorized and unissued status. As of April 29, 2005 the share repurchase program had a remaining authorization of $866 million for common stock repurchases.

Index

In the fourth quarter of fiscal 2005, long-term debt totaling $608 million will mature. We anticipate having the ability to repay this debt through cash from operations.

Our 2005 capital budget is $3.7 billion, inclusive of approximately $335 million of operating leases.  Approximately 78% of this planned commitment is for store expansion and new distribution centers.  Expansion plans for 2005 consist of approximately 150 stores, including three relocations of older stores.  This planned expansion is expected to increase sales floor square footage by approximately 13-14%.  Approximately 68% of the 2005 projects will be owned, 31% will be ground leased properties and 1% will be build-to-suit leases.

At April 29, 2005, we owned and operated 11 regional distribution centers. We also owned and operated 10 flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We expect to open one additional flatbed distribution center in 2005.

We believe that funds from operations and funds available from our credit facilities will be adequate to finance our expansion plans and other operating requirements. However, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price. Holders of the $580.7 million Senior Convertible notes may convert their notes into common stock if the minimum investment grade rating is not maintained. There is no indication that we will not be able to maintain this minimum investment grade rating. In addition, if a change in control of the company occurs on or before October 2006, each holder of the Senior Convertible Notes may require us to purchase for cash all or a portion of such holder’s notes. We may redeem for cash all or a portion of the notes at any time beginning October 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date. Our debt ratings at April 29, 2005, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial paper	A1	P1	F1
Senior debt	A+	A2	A
Outlook	Stable	Positive	Positive

Index

COMPANY OUTLOOK

Second Quarter

As of May 16, 2005, the date of our first quarter 2005 earnings release, we expected to open 27 stores during the second quarter of fiscal 2005, which ends on July 29, 2005, reflecting square footage growth of approximately 14%. Total sales are expected to increase 15% to 16% and comparable store sales are expected to increase 4% to 6%. We expect diluted earnings per share of $1.00 to $1.02. All comparisons are with the second quarter of fiscal 2004.

Fiscal 2005

As of May 16, 2005, the date of our first quarter 2005 earnings release, we expected to open 150 stores during fiscal 2005, which ends on February 3, 2006, reflecting total square footage growth of 13% to 14%. Total sales are expected to increase approximately 17% for the year, while comparable store sales are expected to increase approximately 5%. We expect diluted earnings per share of $3.25 to $3.34. Fiscal 2005 will include an extra week in the fourth quarter for a total of 53 weeks. All comparisons are with fiscal 2004.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements,” as such are provided for by the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act. Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.” Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to: (i) changes in general economic conditions which can negatively affect our customers’ spending patterns; (ii) decreases in the number of new housing starts and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (iii) ability to secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iv) ability to attract, train, and retain highly-qualified associates; (v) ability to locate, secure, and develop new sites for store development; (vi) fluctuations in the prices and availability of services, supplies, and products; (vii) growth and impact of competition; (viii) ability to address legal and regulatory matters; and (ix) impact of unanticipated weather conditions.

Any forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this report or other specified date and speak only as of such date. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Index

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially since January 28, 2005.

Item 4 - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 29, 2005, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2005 - February 25, 2005	-	$-	-	$1,000
February 26, 2005 - April 1, 2005	1.9	56.96	1.9	891
April 2, 2005 - April 29, 2005	0.5	56.45	0.5	866

As of April 29, 2005	2.4	$56.87	2.4	$866

(1)
During the first quarter of fiscal 2005, the Company repurchased an aggregate of 2,364,900 shares of its common stock pursuant to the repurchase program publicly announced on January 28, 2005 (the “Program”). The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On January 28, 2005, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $1 billion of the Company’s common stock. The program expires at the end of fiscal 2006.

Index

Item 5 - Other Information

On June 6, 2005, the Company entered into an agreement (the "Retirement Agreement") with Dale C. Pond regarding the terms of his retirement from the Company as Senior Executive Vice President - Merchandising/Marketing. Pursuant to the terms of the Retirement Agreement, Mr. Pond will continue to serve in this capacity until June 30, 2005 (the "Retirement Date"), at which time he will resign as an officer of the Company. Larry D. Stone, currently the Company's Senior Executive Vice President - Operations, will succeed Mr. Pond as Senior Executive Vice President - Merchandising/Marketing on the Retirement Date.

On the Retirement Date, Mr. Pond will have deferred stock units, restricted stock, performance accelerated restricted stock and stock option awards that the Company granted to him on March 1, 2003, March 1, 2004 and March 1, 2005 that will not be vested. The stock options awarded to Mr. Pond on March 1, 2003 will continue to vest in accordance with the vesting schedule established for them at the time the options were awarded and such options will remain exercisable until March 1, 2010. The Retirement Agreement amends the vesting schedule for the deferred stock units awarded to Mr. Pond on March 1, 2003 to provide that the units will become fully vested on the Retirement Date. Finally, because Mr. Pond satisfies the age and years of service eligibility requirements for retirement as provided under the March 1, 2004 and March 1, 2005 equity incentive awards and the Board of Directors of the Company approved his retirement, these outstanding equity awards will become fully vested on the Retirement Date, and the options included in those awards will remain exercisable until the seventh anniversary of the date they were granted to Mr. Pond.

The terms of the Retirement Agreement also provide that the Company will indemnify Mr. Pond in the event of a legal proceeding or investigation relating to his service as an officer of the Company. The Retirement Agreement also provides that Mr. Pond will receive any applicable benefits earned through the Retirement Date under those employee benefit plans of the Company in which he is a participant, and that the benefits so earned by or due to him will be paid or provided to him in accordance with the terms of those plans.

In addition to a customary release of any claims that Mr. Pond may have against the Company, Mr. Pond has agreed to certain covenants, including covenants restricting him from competing with the Company or soliciting the Company's employees, vendors or suppliers for a period of two years following the Retirement Date and requiring him to maintain the confidentiality of the Company’s proprietary information.

This description of the terms and conditions of the Retirement Agreement is qualified in its entirety by reference to the Retirement Agreement, a copy of which is attached as Exhibit 10.1 and incorporated herein by reference.

Item 6 - Exhibits

Exhibit 10.1 - Retirement Agreement - Dale C. Pond, dated June 6, 2005

Exhibit 31.1 - Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.2 - Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

June 8, 2005	/s/Kenneth W. Black, Jr
Date	Kenneth W. Black, Jr. Senior Vice President and Chief Accounting Officer

Index

 EXHIBIT INDEX

Exhibit No.	Description

10.1	Retirement Agreement - Dale C. Pond, dated June 6, 2005

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index