Form 10-Q
period 2005-07-29
LOWES COMPANIES INC
filed 2005-09-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 26, 2005
Common Stock, $.50 par value	779,660,336

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

		July 29,	July 30, 2004	January 28,
		2005	As Restated	2005
Assets

Current assets:
Cash and cash equivalents		$1,112	$696	$642
Short-term investments		307	335	171
Accounts receivable - net		19	41	9
Merchandise inventory - net		6,340	5,286	5,982
Deferred income taxes		95	82	95
Other assets		94	62	75

Total current assets		7,967	6,502	6,974

Property, less accumulated depreciation		14,782	12,722	13,911
Long-term investments		190	155	146
Other assets		198	217	178

Total assets		$23,137	$19,596	$21,209

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$632	$34	$630
Accounts payable		2,981	2,452	2,687
Accrued salaries and wages		329	250	386
Other current liabilities		2,357	1,995	2,016

Total current liabilities		6,299	4,731	5,719

Long-term debt, excluding current maturities		2,810	3,664	3,060
Deferred income taxes		691	656	736
Other long-term liabilities		252	103	159

Total liabilities		10,052	9,154	9,674

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
July 29, 2005	780
July 30, 2004	772
January 28, 2005	774	390	386	387
Capital in excess of par		1,710	1,385	1,514
Retained earnings		10,984	8,672	9,634
Accumulated other comprehensive income (loss)		1	(1)	-

Total shareholders' equity		13,085	10,442	11,535

Total liabilities and shareholders' equity		$23,137	$19,596	$21,209
See accompanying notes to the unaudited consolidated financial statements.

Index

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
			July 30, 2004				July 30, 2004
	July 29, 2005		As Restated		July 29, 2005		As Restated
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$11,929	100.00	$10,169	100.00	$21,842	100.00	$18,850	100.00

Cost of sales	7,892	66.16	6,780	66.68	14,390	65.89	12,591	66.80

Gross margin	4,037	33.84	3,389	33.32	7,452	34.11	6,259	33.20

Expenses:

Selling, general and administrative	2,363	19.81	1,969	19.36	4,499	20.60	3,822	20.28

Store opening costs	25	0.21	18	0.17	50	0.23	40	0.21

Depreciation	247	2.07	221	2.18	495	2.26	434	2.30

Interest	39	0.33	45	0.44	86	0.39	93	0.49

Total expenses	2,674	22.42	2,253	22.15	5,130	23.48	4,389	23.28

Pre-tax earnings	1,363	11.42	1,136	11.17	2,322	10.63	1,870	9.92

Income tax provision	525	4.40	436	4.29	894	4.09	718	3.81

Net earnings	$838	7.02	$700	6.88	$1,428	6.54	$1,152	6.11

Weighted average shares outstanding - Basic	774		776		774		781

Basic earnings per share	$1.08		$0.90		$1.84		$1.47

Weighted average shares outstanding - Diluted	803		806		804		812

Diluted earnings per share	$1.05		$0.87		$1.78		$1.43

Cash dividends per share	$0.06		$0.04		$0.10		$0.07

Retained Earnings
Balance at beginning of period	$10,193		$8,002		$9,634		$7,574
Net earnings	838		700		1,428		1,152
Cash dividends	(47)		(30)		(78)		(54)
Balance at end of period	$10,984		$8,672		$10,984		$8,672

See accompanying notes to the unaudited consolidated financial statements.

Index

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
		July 30, 2004
	July 29, 2005	As Restated
Cash flows from operating activities:
Net earnings	$1,428	$1,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	505	443
Deferred income taxes	(45)	42
Loss on disposition/writedown of fixed and other assets	17	21
Stock-based compensation expense	38	36
Tax effect of stock options exercised	40	12
Changes in operating assets and liabilities:
Accounts receivable - net	(10)	105
Merchandise inventory - net	(358)	(702)
Other operating assets	(19)	44
Accounts payable	294	240
Other operating liabilities	336	324
Net cash provided by operating activities	2,226	1,717

Cash flows from investing activities:
(Increase) decrease in short-term investments	(55)	460
Purchases of long-term investments	(132)	(78)
Proceeds from sale/maturity of long-term investments	8	6
Increase in other long-term assets	(35)	(17)
Fixed assets acquired	(1,365)	(1,320)
Proceeds from the sale of fixed and other long-term assets	37	53
Net cash used in investing activities	(1,542)	(896)

Cash flows from financing activities:
Repayment of long-term debt	(16)	(60)
Proceeds from employee stock purchase plan	32	30
Proceeds from stock options exercised	147	46
Cash dividend payments	(78)	(54)
Repurchase of common stock	(299)	(1,000)
Net cash used in financing activities	(214)	(1,038)

Net increase (decrease) in cash and cash equivalents	470	(217)
Cash and cash equivalents, beginning of period	642	913
Cash and cash equivalents, end of period	$1,112	$696

See accompanying notes to the unaudited consolidated financial statements.

Index

 Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (Unaudited) and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements (Unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of July 29, 2005 and July 30, 2004, as restated, the results of operations for the three and six months ended July 29, 2005 and July 30, 2004, as restated, and cash flows for the six months ended July 29, 2005 and July 30, 2004, as restated.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Lowe's Companies, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended January 28, 2005 (the “Annual Report”). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications.

Note 2: Restatement - As described in Note 2 in the Annual Report, the Company restated its prior period financial statements, including its interim financial statements, to correct errors resulting from its accounting for leases. In the restatement, the Company accelerated depreciation expense for lease assets and leasehold improvements to limit the depreciable lives of those assets to the lease term, as determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” The Company also revised its calculation of rent expense and the related deferred rent liability for certain of its ground leases by including in the straight-line rent expense calculations any free-rent occupancy periods allowed under those ground leases while a store is being constructed on the leased property. In the restatement, the Company also adjusted its prior period financial statements to correct immaterial accounting errors previously identified during the audit of those financial statements.

The following tables summarize the effects of the restatement on the Company’s consolidated balance sheet as of July 30, 2004, as well as the related effects on the Company’s consolidated statements of earnings for the three and six months ended July 30, 2004. The restatement did not affect net cash flows for the six months ended July 30, 2004.

	Consolidated Balance Sheet
	July 30, 2004
(In Millions)	As Previously Reported*	Adjustments	July 30, 2004 As Restated

Deferred income taxes	$80	$2	$82
Total current assets	6,500	2	6,502
Property, less accumulated depreciation	12,858	(136)	12,722
Total assets	$19,730	$(134)	$19,596
Deferred income taxes	726	(70)	656
Other long-term liabilities	62	41	103
Total liabilities	9,183	(29)	9,154
Capital in excess of par	1,380	5	1,385
Retained earnings	8,782	(110)	8,672
Total shareholders' equity	10,547	(105)	10,442
Total liabilities and shareholders' equity	$19,730	$(134)	$19,596

* Certain amounts have been reclassified to conform to current classifications.

Index

	Consolidated Statement of Earnings
	July 30, 2004
Three Months Ended (In Millions, Except Per Share Data)	As Previously Reported	Adjustments	July 30, 2004 As Restated
Expenses:
Selling, general and administrative	$1,967	$2	$1,969
Depreciation	216	5	221
Total expenses	2,246	7	2,253
Pre-tax earnings	1,143	(7)	1,136
Income tax provision	439	(3)	436
Net earnings	$704	$(4)	$700

Basic earnings per share	$0.91	$(0.01)	$0.90
Diluted earnings per share (Notes 3 and 9)	$0.88	$(0.01)	$0.87

	Consolidated Statement of Earnings
	July 30, 2004
Six Months Ended (In Millions, Except Per Share Data)	As Previously Reported	Adjustments	July 30, 2004 As Restated*
Expenses:
Selling, general and administrative	$3,821	$2	$3,822
Depreciation	424	10	434
Total expenses	4,377	12	4,389
Pre-tax earnings	1,882	(12)	1,870
Income tax provision	723	(5)	718
Net earnings	$1,159	$(7)	$1,152

Basic earnings per share	$1.48	$(0.01)	$1.47
Diluted earnings per share (Notes 3 and 9)	$1.44	$(0.01)	$1.43

* Certain rows do not add due to rounding.

Additionally, the Company’s auction rate securities are included in short-term investments to conform to interpretations that make this classification more appropriate than the previous years’ classification as cash equivalents. The amount reclassified to short-term investments was $144 million at July 30, 2004. The impact on cash flows from investing activities resulting from this reclassification was an increase of $389 million for the six month period ended July 30, 2004. There was no impact on total cash flows.

Note 3: Earnings Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of stock options and applicable convertible notes as of the balance sheet date. In the fourth quarter of fiscal 2004, the Company implemented Emerging Issues Task Force Issue No. 04-8 (EITF 04-8), "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share." Based on the EITF’s conclusion, the dilutive effect of contingently convertible debt instruments should be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. As a result of this implementation, the Company has retroactively adjusted diluted earnings per share calculations for all periods presented to include the dilutive effect of the assumed conversion of the Company’s $580.7 million Senior Convertible Notes issued in October 2001. The implementation of EITF 04-8 reduced previously reported diluted earnings per share by approximately $0.01 for the three month period July 30, 2004 and $0.02 for the six month period ended July 30, 2004. The following table reconciles EPS for the three and six months ended July 29, 2005 and July 30, 2004.

Index

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Data)	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net earnings	$838	$700	$1,428	$1,152
Weighted average shares outstanding	774	776	774	781
Basic earnings per share	$1.08	$0.90	$1.84	$1.47

Diluted earnings per share:
Net earnings	$838	$700	$1,428	$1,152
Net earnings adjustment for interest on convertible debt, net of tax	3	3	7	7
Net earnings, as adjusted	$841	$703	$1,435	$1,159
Weighted average shares outstanding	774	776	774	781
Dilutive effect of stock options	5	4	5	5
Dilutive effect of convertible debt	24	26	25	26
Weighted average shares, as adjusted	803	806	804	812
Diluted earnings per share	$1.05	$0.87	$1.78	$1.43

Note 4: Property - Property is shown net of accumulated depreciation of $4.5 billion at July 29, 2005, $3.7 billion at July 30, 2004 and $4.1 billion at January 28, 2005.

Note 5: Supplemental Disclosure

Supplemental disclosures of cash flow information:
	Six Months Ended
(In Millions)	July 29, 2005	July 30, 2004
Cash paid for interest (net of amount capitalized)	$100	$103
Cash paid for income taxes	$884	$552
Conversions of long-term debt to equity	$250	$7
Non-cash fixed asset acquisitions, including assets acquired under capital lease	$40	$50

Note 6: Comprehensive Income - Total comprehensive income, comprised of net earnings and unrealized holding gains (losses) on available-for-sale securities, totaled $839 million and $699 million, compared to net earnings of $838 million and $700 million for the three months ended July 29, 2005 and July 30, 2004, respectively. For the six months ended July 29, 2005 and July 30, 2004, total comprehensive income totaled $1.428 billion and $1.151 billion, respectively.

Index

Note 7: Accounting for Stock-Based Compensation - The Company has three stock incentive plans which are described more fully in Note 12 to the consolidated financial statements presented in the Annual Report. The Company recognizes stock-based compensation expense in accordance with the fair-value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," using the Black-Scholes option pricing model. The assumptions used to determine the fair value of options granted during the six months ended July 29, 2005 have not changed significantly from those disclosed in the Annual Report. During the three month periods ended July 29, 2005 and July 30, 2004, the Company recognized compensation expense totaling $22 million and $21 million, respectively, relating to stock options and awards, which generally vest over three years. During the six month periods ended July 29, 2005 and July 30, 2004, the Company recognized compensation expense totaling $38 million and $36 million, respectively.

As the Company adopted the fair-value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003, the cost related to the stock-based compensation included in the determination of net earnings for the three and six month periods ended July 29, 2005 and July 30, 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share in each period if the fair-value-based method had been applied to all outstanding and unvested awards.

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Data)	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net earnings, as reported	$838	$700	$1,428	$1,152

Add: Stock-based compensation expense included in net earnings, net of related tax effects	13	13	23	23

Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(13)	(23)	(25)	(45)

Pro forma net earnings	$838	$690	$1,426	$1,130

Earnings per share:
Basic - as reported	$1.08	$0.90	$1.84	$1.47
Basic - pro forma	$1.08	$0.89	$1.84	$1.45

Diluted - as reported	$1.05	$0.87	$1.78	$1.43
Diluted - pro forma	$1.05	$0.86	$1.77	$1.40

Note 8: Shareholders’ Equity - The Company repurchased 5.2 million common shares during the first six months of fiscal 2005 at a cost of $299 million under the $1 billion share repurchase program authorized by the Board of Directors in January 2005. As of July 29, 2005, the Company has remaining authorization under this share repurchase program of $701 million.

The Company repurchased 18.4 million common shares during the first six months of fiscal 2004 at a cost of $1 billion under the share repurchase program authorized by the Board of Directors in December 2003. There were no amounts remaining under this prior authorization as of July 30, 2004.

During the first six months of fiscal 2005, holders of $360.5 million principal amount of the Company’s convertible notes exercised their right to convert the notes into 5.9 million shares of the Company’s common stock at the rate of 16.448 shares per note. During the first six months of fiscal 2004, holders of $10.0 million principal amount of convertible notes exercised their right to convert the notes into 0.2 million shares of the Company’s common stock at the rate of 16.448 shares per note.

Index

Note 9: Recent Accounting Pronouncements
In June 2005, the EITF reached a consensus on Issue No. 05-6 (EITF 05-6), "Determining the Amortization Period for Leasehold Improvements." This guidance provides that leasehold improvements acquired in a business combination and those acquired after the inception of a lease should be amortized over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition of the leasehold improvements. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have an impact on the Company’s consolidated financial statements.

In October 2004, the EITF reached a consensus on EITF 04-8. Based on the EITF’s conclusion, the dilutive effect of contingently convertible debt instruments should be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The Company implemented the provisions of EITF 04-8 in the fourth quarter of 2004. In accordance with the transition provisions of EITF 04-8, the Company has retroactively adjusted diluted earnings per share calculations for all periods presented to include the dilutive effect of the assumed conversion of the Company’s $580.7 million Senior Convertible Notes issued in October 2001. The implementation of EITF 04-8 reduced diluted earnings per share by approximately $0.01 for each of the three month periods ended July 29, 2005 and July 30, 2004 and $0.02 for each of the six month periods ended July 29, 2005 and July 30, 2004. See further discussion in Note 3 to the consolidated financial statements herein.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment." This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123 (revised) will also require a change in the classification of the benefits of tax deductions in excess of recognized compensation cost to financing rather than operating cash flows. The Company is currently evaluating the impact of this statement, which will be effective at the beginning of the Company’s fiscal 2006. The Company currently recognizes stock-based compensation expense in accordance with the fair-value provisions of SFAS No. 123. The adoption of SFAS No. 123 (revised) may affect the Company’s methodology for determining the fair value of stock-based compensation transactions and the method for recognizing the expense associated with these transactions. However, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 29, 2005 and July 30, 2004, and the related consolidated statements of current and retained earnings for the three-month and six-month periods then ended, and of cash flows for the six-month periods ended July 29, 2005 and July 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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
September 1, 2005

Index

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 29, 2005. This discussion and analysis should be read in conjunction with the financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2005 (the “Annual Report”), as well as the notes to the consolidated financial statements contained in this report.

As described in Note 2 to the consolidated financial statements contained in this report, we have restated our prior period financial statements to correct errors resulting from our accounting for leases. The 2004 information presented in the accompanying Management's Discussion and Analysis reflects such restatement.

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

Index

OPERATIONS

The following tables set forth the percentage relationship to net sales of each line item of the consolidated statements of earnings, as well as the percentage change in dollar amounts from the prior year. These tables should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

	Three Months Ended		Percentage Increase / (Decrease) in Dollar Amounts from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	July 29,2005	July 30, 2004	2004 - 2005	2004 - 2005
Net Sales	100.00%	100.00%	17%	N/A
Gross Margin	33.84	33.32	19	52
Expenses:
Selling, General and Administrative	19.81	19.36	20	45
Store Opening Costs	0.21	0.17	39	4
Depreciation	2.07	2.18	12	(11)
Interest	0.33	0.44	(13)	(11)
Total Expenses	22.42	22.15	19	27
Pre-Tax Earnings	11.42	11.17	20	25
Income Tax Provision	4.40	4.29	20	11
Net Earnings	7.02%	6.88%	20%	14

	Six Months Ended		Percentage Increase / (Decrease) in Dollar Amounts from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	July 29, 2005	July 30, 2004	2004 - 2005	2004 - 2005
Net Sales	100.00%	100.00%	16%	N/A
Gross Margin	34.11	33.20	19	91
Expenses:
Selling, General and Administrative	20.60	20.28	18	32
Store Opening Costs	0.23	0.21	25	2
Depreciation	2.26	2.30	14	(4)
Interest	0.39	0.49	(8)	(10)
Total Expenses	23.48	23.28	17	20
Pre-Tax Earnings	10.63	9.92	24	71
Income Tax Provision	4.09	3.81	25	28
Net Earnings	6.54%	6.11%	24%	43

	Three Months Ended		Six Months Ended
Other Metrics	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Comparable Store Sales Increases [1]	6.5%	5.1%	5.2%	7.2%
Customer Transactions (in millions)	177	159	326	298
Average Ticket [2]	$67.40	$63.82	$66.91	$63.23
At end of period:
Number of Stores (end of period)	1,138	997
Sales Floor Square Feet (in millions, end of period)	129.4	113.8
Average Store Size Square Feet (in thousands)	114	114

1 We define a comparable store as a store that has been open longer than 13 months.
2 We define average ticket as net sales divided by number of transactions.

Index

Performance

Net Sales - The increase in sales for the second quarter and six months ended July 29, 2005 was driven primarily by our store expansion program and comparable store sales increases. We added 27 stores during the quarter, including one relocation, for a total of 54 new stores opened in the first six months of 2005, including three relocations. During the second quarter, we added our first store in New Hampshire, making it the 49th state served by a Lowe’s store. We also announced our plans to enter the Canadian market where we expect to open six to 10 stores in 2007 in the Toronto area. Toronto represents the fourth largest metropolitan market in North America and will provide further opportunity for our expansion.

Our comparable store sales increase of 6.5% for the quarter was driven by strong performance in our specialty sales initiatives of Installed Sales, Special Order Sales and Commercial Business Customers, as well as our store employees’ focus on serving our customers. Our stores delivered comparable store sales increases in each month of the second quarter, as consumers completed weather-delayed spring projects.

In the second quarter of 2005, our average ticket increased 6% to $67.40 and total customer transactions increased 11%. For the first half of 2005, average ticket increased 6% and total customer transactions increased 10%. In early 2004, a larger portion of our comparable store sales increases were being driven by increases in average ticket, rather than increased customer transactions. As a result, we fine-tuned our marketing message to ensure we were effectively highlighting the traffic-generating opening price points in our merchandising offering. We also implemented changes in store presentation and the line design of traffic-generating products. In the second quarter of 2005, approximately 25% of our comparable store sales increase was driven by increased customer transactions, which is approaching the balance we are working to achieve between increases in average ticket and customer transactions.

We experienced comparable store sales increases in 18 of 19 product categories for the second quarter. Only the lumber category, which was impacted by deflation, experienced a slight decrease in comparable store sales. Inflation in building materials was partially offset by deflation in lumber, resulting in a net favorable impact on second quarter comparable store sales of approximately 25 basis points. The categories that performed above our average comparable store sales increase for the second quarter included rough plumbing, rough electrical, hardware, outdoor power equipment, appliances, home environment, paint, nursery, and cabinets & countertops. In addition, millwork, building materials, and home organization performed at approximately the overall corporate average comparable store sales increase for the second quarter. Appliances continued to perform well during the second quarter of 2005 as we gained additional market share in this category. We continue to strengthen our appliance offering, including the addition of Samsung appliances starting in the fall of 2005. The home environment category experienced increased air conditioner sales driven by higher temperatures in most parts of the country. Outdoor power equipment continued its consistent sales performance for the quarter, driven by riding mower and generator sales. We will enhance our product line in this category with the addition of John Deere products in the spring of 2006, which we believe will drive continued comparable store sales increases in this category.

Gross Margin - The increase in gross margin as a percentage of sales compared to the second quarter of 2004 was primarily due to lower inventory acquisition costs and reduced inventory shrink.

The increase in gross margin as a percentage of sales for the first six months of 2005 was primarily due to the impact of the implementation of EITF Issue No. 02-16 (EITF 02-16), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which reduced gross margin in the first six months of 2004 as vendor funds associated with cooperative advertising and in-store services were capitalized into inventory and recognized in income when the product was sold. This was combined with increases resulting from improved inventory shrink and favorable changes in product mix.

Index

We believe that there are opportunities to continue to increase gross margin through our global sourcing programs. In 2004, products from these programs accounted for over $3 billion in sales. Our goal is to maintain a growth rate for our global sourcing programs of twice our total sales growth. Additionally, private label programs provide us another opportunity to expand margins due to lower product acquisition costs, as well as providing product and design exclusivity.

SG&A - Increased bonus, rent, insurance, and store remerchandising costs as a percentage of sales drove the increase in SG&A expense as a percentage of sales in the second quarter of 2005. The increase in bonus costs as a percentage of sales was driven by strong sales and earnings performance and our Customer Focus program. This program rewards store employees for providing exceptional customer service. The increase in rent costs as a percentage of sales was primarily due to an increase in the number of ground leases located in metropolitan markets. Insurance expense, which includes employee health, worker’s compensation, and general liability insurance increased as a percentage of sales due to expansion into states with high related costs. The expenses associated with our 180 store remerchandising projects, ongoing merchandising re-sets and the completion of exterior projects that were delayed due to a wet first quarter drove the increase in store remerchandising as a percentage of sales. These items were slightly offset by a decrease in gross advertising expense as a percentage of sales from the second quarter of fiscal 2004.

For the first six months of 2005, the key drivers of the increase in SG&A as a percentage of sales were also bonus, rent and insurance expense. These items were slightly offset by a decrease in gross advertising expense as a percentage of sales compared to the first six months of 2004.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are expensed as incurred and totaled $25 million in the second quarter of 2005 compared to $18 million in the second quarter of 2004. These costs are associated with the opening of 27 stores in the second quarter of 2005 (26 new and one relocated), as compared with the opening of 20 stores in the second quarter of 2004 (17 new and three relocated). Store opening costs averaged approximately $0.8 million per store in the second quarter of 2005 and $0.6 million in the second quarter of 2004. Because store opening costs are expensed as incurred, the expenses recognized may fluctuate based on the timing of store openings in future or prior periods.

Store opening costs of $50 million and $40 million for the first six months of 2005 and 2004, respectively, were associated with the opening of 54 stores in 2005 (51 new and three relocated), compared to 49 stores in 2004 (46 new and three relocated).

Depreciation - Property, less accumulated depreciation, increased to $14.8 billion at July 29, 2005, compared to $12.7 billion at July 30, 2004. The increase in property resulted primarily from our store expansion program, increased distribution capacity and our investment in information technology. At the end of the second quarter of 2005, we owned 82% of our stores compared to 80% at the end of second quarter of 2004.

Income Tax Provision - Our effective income tax rate was 38.5% for both the quarter and six months ended July 29, 2005, compared to 38.4% for the comparable periods last year.

Initiatives Driving Performance

The three specialty sales initiatives, which are Installed Sales, Special Order Sales and sales to Commercial Business Customers, drove a significant portion of our second quarter 2005 comparable store sales performance. Installed sales in our comparable stores for the second quarter mirrored first quarter performance with strong double-digit comparable store sales increases. The key drivers of the installed sales business continue to be cabinets & countertops, flooring and millwork. While our sales have been strong, we have also increased our level of customer satisfaction with 92% of our customers surveyed saying they would use our service again. In addition we have rolled out roofing and siding installation services to the majority of our stores, which we believe will provide a significant growth opportunity going forward. Our Special Order Sales initiatives also continue to perform well, delivering comparable store sales increases above the company average for the second quarter. Our special order sales are growing as consumers continue to look for unique products for their homes, aided by our efforts to simplify the ordering process. Finally, sales to Commercial Business Customers continue to grow, with comparable store sales outpacing the company average for the second quarter, driven by our focus on customer service, product selection and convenience of our store locations.

Index

During the second quarter of 2005, we continued to make progress against our Rapid Response Replenishment (R3) initiative with the goal of reducing lead-time and lead-time variability by increasing the products shipped through our network of regional distribution centers (RDCs) and increasing the frequency of deliveries of products from our RDCs to our stores. One indicator of our progress to date is the reduction in our RDC replenishment cycle time, which is the time from when demand is created until product is back on the shelf, from an average of seven to six days. To maintain service levels in our stores as we implement the R3 initiative, we have continued to take a conservative approach by adding inventory to our RDCs in advance of reducing inventory levels in the stores. Consequently, inventory growth continued to outpace sales growth slightly in the second quarter. As we reduce safety stock of products in our stores during the second half of 2005, however, we expect to benefit from inventory leverage and inventory turn improvements and to see an inventory growth rate lower than our sales growth rate.

Our second quarter inventory balance increased $1,054 million, or 19.9%, over the same period last year. Approximately $600 million, or 56.9%, of the total increase was an increase in inventory in our stores. The percentage increase in our store inventory of 13.1% was slightly less than our 13.7% increase in square footage of selling space during the twelve months ended July 29, 2005. The remaining $454 million increase in our second quarter inventory balance was a result of adding safety stock to our RDCs necessary to implement the R3 initiative, opening two additional RDCs since the second quarter of 2004, and recognizing the initial shipment of trim-a-tree products for the holiday season at the of the second quarter this year, as opposed to early in the third quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and our $1 billion senior credit facility that expires in July 2009. Net cash provided by operating activities totaled $2.2 billion and $1.7 billion for the six month periods ended July 29, 2005 and July 30, 2004, respectively. Working capital at July 29, 2005 was $1.7 billion compared to $1.8 billion at July 30, 2004 and $1.3 billion at January 28, 2005. The decrease in working capital from the second quarter of 2004 was due primarily to continued share repurchases and our investment in inventory related to the R3 initiative.

The primary component of net cash used in investing activities continues to be opening new stores. Cash acquisitions of fixed assets were $1.4 billion and $1.3 billion for the six months ended July 29, 2005 and July 30, 2004, respectively. At July 29, 2005, we operated 1,138 stores in 49 states with 129.4 million square feet of retail selling space, representing a 13.7% increase over the retail selling space at July 30, 2004.

Net cash used in financing activities was $214 million for the six months ended July 29, 2005 compared to $1.0 billion for the six months ended July 30, 2004. The decrease in cash used in financing activities during the first six months of the current fiscal year primarily resulted from fewer repurchases of common stock under our share repurchase program compared to the six months ended July 30, 2004. The ratio of long-term debt to equity plus long-term debt was 17.7%, 26.0% and 21.0% as of July 29, 2005, July 30, 2004 and January 28, 2005, respectively. In the fourth quarter of fiscal 2005, long-term debt totaling $608 million will mature. We anticipate having the ability to repay this debt through cash from operations.

We have a $1 billion senior credit facility that became effective in July 2004 and expires in July 2009. The facility is available to support our $1 billion commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants which include maintenance of a specific financial ratio. We were in compliance with those covenants at July 29, 2005. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of July 29, 2005, there were no outstanding loans under the facility and there were no outstanding borrowings under our commercial paper program.

Index

Through the end of the second quarter, principal amounts of $371 million or approximately 37% of our February 2001 convertible debentures had converted from debt to equity. Of this total, $352 million in principal were converted in the second quarter of 2005.

In January 2005, the Board of Directors authorized up to $1 billion in share repurchases through 2006. This program is intended to be implemented through purchases made from time to time either in the open market or through private transactions. Shares purchased under this program are retired and returned to authorized and unissued status. As of July 29, 2005 the share repurchase program had a remaining authorization of $701 million for common stock repurchases.

Our 2005 capital budget is $3.7 billion, inclusive of approximately $335 million of operating leases.  Approximately 78% of this planned commitment is for store expansion and our distribution centers.  Expansion plans for 2005 consist of approximately 150 stores, including the three relocations of older stores that have already occurred.  This planned expansion is expected to increase sales floor square footage by approximately 13%.  Approximately 68% of the 2005 projects will be owned, 31% will be ground leased properties and 1% will be build-to-suit leases.

At July 29, 2005, we owned and operated 11 regional distribution centers. We expect to open an additional regional distribution center in Lebanon, Oregon in 2007. In addition, we plan on expanding three existing distribution centers in Valdosta, Georgia, Statesville, North Carolina and North Vernon, Indiana by spring of 2006. We also owned and operated 10 flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We expect to open one additional flatbed distribution center later in 2005.

We believe that net cash provided by operating activities and financing activities will be adequate for our expansion plans and other operating requirements over the next 12 months. However, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price. Holders of the $580.7 million Senior Convertible Notes may convert their notes into common stock if the minimum investment grade rating is not maintained. There is no indication that we will not be able to maintain this minimum investment grade rating. In addition, if a change in control of the company occurs on or before October 2006, each holder of the Senior Convertible Notes may require us to purchase for cash all or a portion of such holder’s notes. We may redeem for cash all or a portion of the notes at any time beginning October 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date. Our debt ratings at July 29, 2005, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial paper	A1	P1	F1
Senior debt	A+	A2	A
Outlook	Stable	Positive	Positive

Index

COMPANY OUTLOOK

Third Quarter

As of August 15, 2005, the date of our second quarter 2005 earnings release, we expected to open 34 stores during the third quarter of fiscal 2005, which ends on October 28, 2005, reflecting square footage growth of approximately 13%. Total sales were expected to increase approximately 16% and comparable store sales were expected to increase 4% to 6%. We expected diluted earnings per share of $0.76 to $0.78. All comparisons are with the third quarter of fiscal 2004.

Fiscal 2005

As of August 15, 2005, the date of our second quarter 2005 earnings release, we expected to open 150 stores during fiscal 2005, which ends on February 3, 2006, reflecting total square footage growth of approximately 13%. Total sales were expected to increase approximately 17% for the year, while comparable store sales were expected to increase approximately 5%. We expected diluted earnings per share of $3.31 to $3.37. Fiscal 2005 will include an extra week in the fourth quarter for a total of 53 weeks. All comparisons are with fiscal 2004, a 52-week year.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements,” as such are provided for by the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act. Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements containing words such as “expects,”“plans,”“strategy,”“projects,”“believes,”“opportunity,”“anticipates,”“desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.” Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to: (i) changes in general economic conditions which can negatively affect our customers’ spending patterns; (ii) decreases in housing turnover and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (iii) ability to secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iv) ability to attract, train, and retain highly-qualified associates; (v) ability to locate, secure, and develop new sites for store development; (vi) fluctuations in the prices and availability of services, supplies, and products; (vii) growth and impact of competition; (viii) ability to address legal and regulatory matters; and (ix) impact of unanticipated weather conditions.

Any forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this report or other specified date and speak only as of such date. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Index

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially since January 28, 2005.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 29, 2005, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended July 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2005 - May 27, 2005	1.3	$57.41	1.3	$791
May 28, 2005 - July 1, 2005	1.6	57.38	1.6	701
July 2, 2005 - July 29, 2005	-	-	-	701

As of July 29, 2005	2.9	$57.39	2.9	$701

(1)
During the second quarter of fiscal 2005, the Company repurchased an aggregate of 2,878,913 shares of its common stock pursuant to the repurchase program publicly announced on January 28, 2005 (the “Program”). The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On January 28, 2005, the Board of Directors approved the Program under which the Company is authorized to repurchase up to $1 billion of the Company’s common stock. The Program expires at the end of fiscal 2006.

Index

Item 4. - Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on May 27, 2005.
(b)	Directors elected at the meeting were: Robert A. Ingram, Robert L. Johnson and Richard K. Lochridge.

Incumbent Directors whose terms expire in subsequent years are: Robert A. Niblock, Leonard L. Berry, Peter C. Browning, Paul Fulton, Dawn E. Hudson, Marshall O. Larsen, Stephen F. Page and O. Temple Sloan, Jr.

(c)	The matters voted upon at the meeting and the results of the voting were as follows:

(1)	Election of Directors:
	CLASS	TERM EXPIRING	FOR	WITHHELD
Robert A. Ingram	I	2008	666,792,867	34,394,307
Robert L. Johnson	I	2008	692,611,636	8,575,538
Richard K. Lochridge	I	2008	694,476,579	6,710,595

(2)	Amendment to the Lowe’s Companies, Inc. Directors’ Stock Option Plan:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
578,948,796	17,121,143	5,988,856	99,128,379

(3)	Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2005 Fiscal Year:

FOR	AGAINST	ABSTAIN
684,913,540	11,375,954	4,897,680

Item 6. - Exhibits

Exhibit 10.1 - Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement

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

LOWE'S COMPANIES, INC.

September 1, 2005 Date	/s/Kenneth W. Black, Jr. Kenneth W. Black, Jr. Senior Vice President and Chief Accounting Officer

Index

 EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index