Form 10-Q
period 2005-10-28
LOWES COMPANIES INC
filed 2005-12-07
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2005

Commission file number 1-7898

LOWE'S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe's Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(704) 758-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 25, 2005
Common Stock, $.50 par value	781,918,679

Index

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

		October 28,	October 29, 2004	January 28,
		2005	As Restated	2005
Assets

Current assets:
Cash and cash equivalents		$1,445	$349	$530
Short-term investments		864	301	283
Accounts receivable - net		23	35	9
Merchandise inventory - net		6,613	5,864	5,982
Deferred income taxes		76	101	95
Other assets		177	96	75

Total current assets		9,198	6,746	6,974

Property, less accumulated depreciation		15,410	13,265	13,911
Long-term investments		296	153	146
Other assets		205	199	178

Total assets		$25,109	$20,363	$21,209

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$632	$31	$630
Accounts payable		3,198	2,596	2,687
Accrued salaries and wages		369	281	386
Other current liabilities		2,525	1,993	2,016

Total current liabilities		6,724	4,901	5,719

Long-term debt, excluding current maturities		3,749	3,661	3,060
Deferred income taxes		745	699	736
Other long-term liabilities		290	131	159

Total liabilities		11,508	9,392	9,674

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
October 28, 2005	780
October 29, 2004	772
January 28, 2005	774	390	386	387
Capital in excess of par		1,625	1,429	1,514
Retained earnings		11,586	9,157	9,634
Accumulated other comprehensive loss		-	(1)	-

Total shareholders' equity		13,601	10,971	11,535

Total liabilities and shareholders' equity		$25,109	$20,363	$21,209

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
			October 29, 2004				October 29, 2004
	October 28, 2005		As Restated		October 28, 2005		As Restated
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$10,592	100.00	$9,064	100.00	$32,435	100.00	$27,914	100.00

Cost of sales	6,997	66.06	6,013	66.34	21,388	65.94	18,605	66.65

Gross margin	3,595	33.94	3,051	33.66	11,047	34.06	9,309	33.35

Expenses:

Selling, general and administrative	2,212	20.88	1,906	21.03	6,711	20.69	5,728	20.52

Store opening costs	35	0.33	32	0.35	85	0.26	71	0.26

Depreciation	257	2.43	232	2.56	752	2.32	666	2.38

Interest	36	0.34	40	0.44	122	0.38	133	0.48

Total expenses	2,540	23.98	2,210	24.38	7,670	23.65	6,598	23.64

Pre-tax earnings	1,055	9.96	841	9.28	3,377	10.41	2,711	9.71

Income tax provision	406	3.83	325	3.58	1,300	4.01	1,043	3.73

Net earnings	$649	6.13	$516	5.70	$2,077	6.40	$1,668	5.98

Weighted average shares outstanding - Basic	780		772		776		778

Basic earnings per share	$0.83		$0.67		$2.68		$2.14

Weighted average shares outstanding - Diluted	804		802		804		809

Diluted earnings per share	$0.81		$0.65		$2.59		$2.08

Cash dividends per share	$0.06		$0.04		$0.16		$0.11

Retained Earnings
Balance at beginning of period	$10,984		$8,672		$9,634		$7,574
Net earnings	649		516		2,077		1,668
Cash dividends	(47)		(31)		(125)		(85)
Balance at end of period	$11,586		$9,157		$11,586		$9,157

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
		October 29, 2004
	October 28, 2005	As Restated
Cash Flows From Operating Activities:
Net earnings	$2,077	$1,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	771	679
Deferred income taxes	28	66
Loss on disposition/writedown of fixed and other assets	23	41
Stock-based compensation expense	57	53
Tax effect of stock options exercised	48	14
Changes in operating assets and liabilities:
Accounts receivable - net	(14)	111
Merchandise inventory - net	(631)	(1,280)
Other operating assets	(102)	10
Accounts payable	511	384
Other operating liabilities	592	382
Net cash provided by operating activities	3,360	2,128

Cash flows from investing activities:
Purchases of short-term investments	(1,581)	(893)
Proceeds from sale/maturity of short-term investments	1,083	1,457
Purchases of long-term investments	(249)	(108)
Proceeds from sale/maturity of long-term investments	10	15
Increase in other long-term assets	(34)	(15)
Fixed assets acquired	(2,277)	(2,116)
Proceeds from the sale of fixed and other long-term assets	44	69
Net cash used in investing activities	(3,004)	(1,591)

Cash flows from financing activities:
Long-term debt borrowings, net of discount	987	-
Repayment of long-term debt	(23)	(70)
Proceeds from employee stock purchase plan	32	30
Proceeds from stock options exercised	183	71
Cash dividend payments	(125)	(85)
Repurchase of common stock	(495)	(1,000)
Net cash provided by (used in) financing activities	559	(1,054)

Net increase (decrease) in cash and cash equivalents	915	(517)
Cash and cash equivalents, beginning of period	530	866
Cash and cash equivalents, end of period	$1,445	$349

See accompanying notes to the unaudited consolidated financial statements.

Index

Lowe's Companies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (Unaudited) and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements (Unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of October 28, 2005 and October 29, 2004, as restated, the results of operations for the three and nine months ended October 28, 2005 and October 29, 2004, as restated, and cash flows for the nine months ended October 28, 2005 and October 29, 2004, as restated.

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

The following tables summarize the effects of the restatement on the Company’s consolidated balance sheet as of October 29, 2004, as well as the related effects on the Company’s consolidated statements of earnings for the three and nine months ended October 29, 2004. The restatement did not affect net cash flows for the nine months ended October 29, 2004.
	Consolidated Balance Sheet
	October 29, 2004
(In Millions)	As Previously Reported*	Adjustments	October 29, 2004 As Restated

Deferred income taxes	$100	$1	$101
Total current assets	6,745	1	6,746
Property, less accumulated depreciation	13,407	(142)	13,265
Total assets	20,504	(141)	20,363
Deferred income taxes	773	(74)	699
Other long-term liabilities	84	47	131
Total liabilities	9,419	(27)	9,392
Capital in excess of par	1,427	2	1,429
Retained earnings	9,273	(116)	9,157
Total shareholders' equity	11,085	(114)	10,971
Total liabilities and shareholders' equity	20,504	(141)	20,363

* Certain amounts have been reclassified to conform to current classifications.

	Consolidated Statement of Earnings
	October 29, 2004
Three Months Ended (In Millions, Except Per Share Data)	As Previously Reported	Adjustments	October 29, 2004 As Restated
Expenses:
Selling, general and administrative	$1,902	$4	$1,906
Depreciation	226	6	232
Total expenses	2,200	10	2,210
Pre-tax earnings	851	(10)	841
Income tax provision	329	(4)	325
Net earnings	522	(6)	516

Basic earnings per share	$0.68	$(0.01)	$0.67
Diluted earnings per share (Notes 3 and 10)	$0.65	$-	$0.65

	Consolidated Statement of Earnings
	October 29, 2004
Nine Months Ended (In Millions, Except Per Share Data)	As Previously Reported	Adjustments	October 29, 2004 As Restated
Expenses:
Selling, general and administrative	$5,723	$5	$5,728
Depreciation	650	16	666
Total expenses	6,577	21	6,598
Pre-tax earnings	2,732	(21)	2,711
Income tax provision	1,051	(8)	1,043
Net earnings	$1,681	$(13)	$1,668

Basic earnings per share	$2.16	$(0.02)	$2.14
Diluted earnings per share (Notes 3 and 10)	$2.09	$(0.01)	$2.08

Additionally, the Company’s auction rate securities are included in short-term investments to conform to interpretations that make this classification more appropriate than the previous years’ classification as cash equivalents. The amount reclassified to short-term investments was $18 million at October 29, 2004. The impact on cash flows from investing activities resulting from this reclassification was an increase of $515 million for the nine month period ended October 29, 2004.

Further, in connection with the preparation of the accompanying October 28, 2005 financial statements, the Company determined that certain cash balances pledged as collateral principally for the Company’s casualty insurance program are restricted and thus should not have been included in cash and cash equivalents in prior periods. The Company has corrected the classification of such restricted balances, which totaled $112 million at both October 29, 2004 and January 28, 2005, by including them in short-term investments. The impact on cash flows from investing activities resulting from this restatement was a decrease of $65 million for the nine months ended October 29, 2004, with a corresponding decrease in the change in cash and cash equivalents. In addition, this restatement resulted in a $47 million decrease in beginning cash and cash equivalents on the statement of cash flows for the nine months ended October 29, 2004. There was no impact on operating or financing cash flows. See further discussion in Note 4 to the unaudited consolidated financial statements herein.

Note 3: Earnings Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of stock options and applicable convertible notes as of the balance sheet date. In the fourth quarter of fiscal 2004, the Company implemented Emerging Issues Task Force Issue No. 04-8 (EITF 04-8), "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share." Based on the EITF’s conclusion, the dilutive effect of contingently convertible debt instruments should be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. As a result of this implementation, the Company has retroactively adjusted diluted earnings per share calculations for all periods presented to include the dilutive effect of the assumed conversion of the Company’s $580.7 million Senior Convertible Notes issued in October 2001. The implementation of EITF 04-8 reduced previously reported diluted earnings per share by approximately $0.01 and $0.02 for the three and nine month periods ended October 29, 2004, respectively. The following table reconciles EPS for the three and nine months ended October 28, 2005 and October 29, 2004.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Data)	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Net earnings	$649	$516	$2,077	$1,668
Weighted average shares outstanding	780	772	776	778
Basic earnings per share	$0.83	$0.67	$2.68	$2.14

Diluted earnings per share:
Net earnings	$649	$516	$2,077	$1,668
Net earnings adjustment for interest on convertible debt, net of tax	2	4	9	10
Net earnings, as adjusted	$651	$520	$2,086	$1,678
Weighted average shares outstanding	780	772	776	778
Dilutive effect of stock options	4	4	5	4
Dilutive effect of convertible debt	20	26	23	27
Weighted average shares, as adjusted	804	802	804	809
Diluted earnings per share	$0.81	$0.65	$2.59	$2.08

Note 4: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for a letter of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance program liabilities. Restricted balances included in short-term investments were $154 million at October 28, 2005, $112 million at October 29, 2004, and $112 million at January 28, 2005. At October 28, 2005, restricted balances included in long-term investments were $43 million. There were no restricted balances included in long-term investments at October 29, 2004 or January 28, 2005.

Note 5: Property - Property is shown net of accumulated depreciation of $4.8 billion at October 28, 2005, $3.9 billion at October 29, 2004 and $4.1 billion at January 28, 2005.

Note 6: Long-Term Debt - In October 2005, the Company issued $1 billion of unsecured senior notes, comprised of two, $500 million tranches maturing in October 2015 and October 2035, respectively, (“Senior Notes”). The first $500 million tranche of 5.0% Senior Notes was sold at a discount of $1 million. The second $500 million tranche of 5.5% Senior Notes was sold at a discount of $4 million. Interest on the notes is payable semiannually in arrears in April and October. The discount associated with the issuance is being amortized over the respective terms of the Senior Notes. Issuance costs accrued and paid were approximately $9 million and are being amortized over the respective terms of the Senior Notes. The net proceeds of $987 million will be used for the repayment of $608 million in outstanding senior notes due December 2005, general corporate purposes and to finance repurchases of common stock.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate. The indenture does not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity. However, the indenture governing the Senior Notes contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 7: Supplemental Disclosure

Supplemental disclosures of cash flow information:

	Nine Months Ended
	October 28,	October 29,
(In Millions)	2005	2004
Cash paid for interest (net of amount capitalized)	$141	$149
Cash paid for income taxes	$1,264	$894
Conversions of long-term debt to equity	$302	$7
Non-cash fixed asset acquisitions, including assets acquired under capital lease	$26	$49

Note 8: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale equity securities, as well as foreign currency translation adjustments. Comprehensive income totaled $648.5 million and $516.2 million, compared to net earnings of $649.0 million and $516.3 million for the three months ended October 28, 2005 and October 29, 2004, respectively. For the nine months ended October 28, 2005 and October 29, 2004, comprehensive income totaled $2.076 billion and $1.667 billion, respectively compared to net earnings of $2.077 billion and $1.668 billion, respectively.

Note 9: Accounting for Stock-Based Compensation - The Company has three stock incentive plans which are described more fully in Note 12 to the consolidated financial statements presented in the Annual Report. The Company recognizes stock-based compensation expense in accordance with the fair-value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," using the Black-Scholes option pricing model. The assumptions used to determine the fair value of options granted during the nine months ended October 28, 2005 have not changed significantly from those disclosed in the Annual Report. During the three month periods ended October 28, 2005 and October 29, 2004, the Company recognized compensation expense totaling $19 million and $17 million, respectively, relating to stock options and awards, which generally vest over three years. During the nine month periods ended October 28, 2005 and October 29, 2004, the Company recognized compensation expense totaling $57 million and $53 million, respectively.

As the Company adopted the fair-value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003, the cost related to the stock-based compensation included in the determination of net earnings for the three and nine month periods ended October 28, 2005 and October 29, 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share in each period if the fair-value-based method had been applied to all outstanding and unvested awards.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
(In Millions, Except Per Share Data)	2005	2004	2005	2004
Net earnings, as reported	$649	$516	$2,077	$1,668

Add: Stock-based compensation expense included in net earnings, net of related tax effects	12	11	34	33

Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(12)	(20)	(37)	(65)

Pro forma net earnings	$649	$507	$2,074	$1,636

Earnings per share:
Basic - as reported	$0.83	$0.67	$2.68	$2.14
Basic - pro forma	$0.83	$0.66	$2.67	$2.09

Diluted - as reported	$0.81	$0.65	$2.59	$2.08
Diluted - pro forma	$0.81	$0.64	$2.59	$2.03

Note 10: Shareholders’ Equity - The Company repurchased 8.3 million common shares during the first nine months of fiscal 2005 at a cost of $495 million under the $1 billion share repurchase program authorized by the Board of Directors in January 2005. As of October 28, 2005, the Company has remaining authorization under this share repurchase program of $505 million.

The Company repurchased 18.4 million common shares during the first nine months of fiscal 2004 at a cost of $1 billion under the share repurchase program authorized by the Board of Directors in December 2003.

During the first nine months of fiscal 2005, holders of $433.8 million principal amount, $301.7 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into 7.1 million shares of the Company’s common stock at the rate of 16.448 shares per note. During the first nine months of fiscal 2004, holders of $10.0 million principal amount, $6.7 million carrying amount, of convertible notes exercised their right to convert the notes into 0.2 million shares of the Company’s common stock at the rate of 16.448 shares per note.

During the third quarter of 2005, the Company’s closing share prices reached a specified threshold such that the senior convertible notes issued in October 2001 would become convertible at the option of each holder into shares of common stock at the beginning of the fourth quarter of 2005. Holders may convert each note into 17.212 shares of common stock.

Note 11: Recent Accounting Pronouncements  - In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP addresses the accounting for rental costs associated with operating leases that are incurred during a construction period and requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The provisions of this FSP are required to be applied to the first reporting period beginning after December 15, 2005. The Company’s accounting for rental costs incurred during a construction period is consistent with the provisions of FSP No. FAS 13-1. Therefore, the Company does not expect this FSP to have an impact on its consolidated financial statements.

In October 2004, the EITF reached a consensus on EITF 04-8. Based on the EITF’s conclusion, the dilutive effect of contingently convertible debt instruments should be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The Company implemented the provisions of EITF 04-8 in the fourth quarter of 2004. In accordance with the transition provisions of EITF 04-8, the Company has retroactively adjusted diluted earnings per share calculations for all periods presented to include the dilutive effect of the assumed conversion of the Company’s $580.7 million Senior Convertible Notes issued in October 2001. The implementation of EITF 04-8 reduced diluted earnings per share by approximately $0.01 for each of the three month periods ended October 28, 2005 and October 29, 2004. The implementation of EITF 04-8 reduced diluted earnings per share by approximately $0.03 and $0.02 for the nine month periods ended October 28, 2005 and October 29, 2004, respectively. See further discussion in Note 3 to the consolidated financial statements herein.

In December 2004, the FASB issued SFAS No. 123 (revised) “Share-Based Payment.” This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123 (revised) will also require a change in the classification of the benefits of tax deductions in excess of recognized compensation cost to financing rather than operating cash flows. The Company is currently evaluating the impact of this statement, which will be effective at the beginning of the Company’s fiscal 2006. The Company currently recognizes stock-based compensation expense in accordance with the fair-value provisions of SFAS No. 123. The Company does not expect the adoption of SFAS No. 123 (revised) to have a material impact on its consolidated financial statements.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 28, 2005 and October 29, 2004, and the related consolidated statements of current and retained earnings for the three-month and nine-month periods then ended, and of cash flows for the nine-month periods ended October 28, 2005 and October 29, 2004. These interim financial statements are the responsibility of the Company’s management.

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
December 6, 2005

Index
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 28, 2005. This discussion and analysis should be read in conjunction with the financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2005 (the “Annual Report”), as well as the notes to the consolidated financial statements (unaudited) contained in this report.

As described in Note 2 to the consolidated financial statements contained in this report, we have restated our prior period financial statements to correct errors resulting from our accounting for leases and certain other matters. The fiscal year 2004 information presented in the accompanying Management's Discussion and Analysis reflects such restatement.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	October 28, 2005	October 29, 2004	2005 - 2004	2005 - 2004
Net Sales	100.00%	100.00%	N/A	17%
Gross Margin	33.94	33.66	28	18
Expenses:
Selling, General and Administrative	20.88	21.03	(15)	16
Store Opening Costs	0.33	0.35	(2)	9
Depreciation	2.43	2.56	(13)	11
Interest	0.34	0.44	(10)	(10)
Total Expenses	23.98	24.38	(40)	15
Pre-Tax Earnings	9.96	9.28	68	25
Income Tax Provision	3.83	3.58	25	25
Net Earnings	6.13%	5.70%	43	26%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	October 28, 2005	October 29, 2004	2005 - 2004	2005 - 2004
Net Sales	100.00%	100.00%	N/A	16%
Gross Margin	34.06	33.35	71	19
Expenses:
Selling, General and Administrative	20.69	20.52	17	17
Store Opening Costs	0.26	0.26	-	20
Depreciation	2.32	2.38	(6)	13
Interest	0.38	0.48	(10)	(8)
Total Expenses	23.65	23.64	1	16
Pre-Tax Earnings	10.41	9.71	70	25
Income Tax Provision	4.01	3.73	28	25
Net Earnings	6.40%	5.98%	42	25%

	Three Months Ended		Nine Months Ended
Other Metrics	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004
Comparable Store Sales Increases [1]	6.2%	5.2%	5.5%	6.6%
Customer Transactions (in millions)	154	142	480	440
Average Ticket [2]	$68.81	$63.72	$67.51	$63.39
At end of period:
Number of Stores	1,170	1,031
Sales Floor Square Footage (in millions)	133.0	117.5
Average Store Size Square Footage (in thousands)	114	114

1 We define a comparable store as a store that has been open longer than 13 months.
2 We define average ticket as net sales divided by number of transactions.

Performance

The third quarter was marked by an extremely active hurricane season, with Hurricanes Katrina, Rita and Wilma impacting our operations, our customers and our employees. Following Hurricanes Katrina, Rita and Wilma, 35, 55 and 17 stores, respectively, were temporarily closed or operated under reduced hours due to damage or evacuation orders. Most stores reopened within 24 hours to help local residents repair their homes and begin rebuilding their communities. Only one location remained closed at October 28, 2005, which is our store in central New Orleans that is projected to re-open during the first week of December. Uninsured losses incurred as a result of hurricane-related damages were not material to our consolidated financial statements.

Net Sales - The increase in sales for the third quarter and nine months ended October 28, 2005 was driven primarily by our store expansion program and comparable store sales increases. We added 33 stores during the quarter, for a total of 87 new stores opened in the first nine months of 2005, including three relocations. Over 60% of our expansion during the third quarter was in the nation’s top 100 metropolitan markets.

Our comparable store sales increase of 6.2% for the quarter was driven by consumers continuing to invest in their homes, strong performance in our specialty sales initiatives of Installed Sales, Special Order Sales and Commercial Business Customer sales, as well as increased sales in hurricane-affected areas. Comparable store sales for the third quarter were positively impacted by approximately 100 basis points as a result of the three hurricanes that hit the Gulf Coast and Florida. We experienced an increasing trend in comparable store sales increases during the quarter.  In addition, 19 of our 21 regions delivered comparable store sales increases compared to third quarter 2004.

In the third quarter of 2005, our average ticket increased 8% to $68.81 and total customer transactions increased 8%. For the first nine months of 2005, average ticket increased 7% and total customer transactions increased 9%. Comparable store customer transactions decreased 1% compared the third quarter of 2004, with decreases in comparable store customer transactions in August and September due to hurricane activity and the potential impact of the resulting spike in gasoline prices. Comparable store customer transactions increased in October and that trend continued in November.

We experienced comparable store sales increases in all of our 20 product categories for the third quarter. We created a new product category in the third quarter, lawn and landscape products, which was separated from our nursery category. This new category includes garden chemicals, fertilizer, mulch and patio block. Inflation in building materials was partially offset by deflation in lumber, resulting in a net favorable impact on third quarter comparable store sales of approximately 25 basis points. The categories that performed above our average comparable store sales increase for the third quarter included millwork, rough plumbing, rough electrical, outdoor power equipment, appliances, paint, fashion plumbing, flooring and cabinets & countertops. In addition, building materials, home environment, and lawn and landscape products performed at approximately the overall corporate average comparable store sales increase for the third quarter. Appliances continued to perform well during the third quarter of 2005, with independent measures of market share indicating that we gained 190 basis points of unit share in major appliances in the third calendar quarter compared to last year. Outdoor power equipment continued its consistent sales performance, delivering double-digit comparable store sales increases in the third quarter, driven primarily by riding mower sales.

Gross Margin - The increase in gross margin as a percentage of sales compared to the third quarter of 2004 was primarily due to lower inventory acquisition costs, including the impact from additional imported goods, the positive impact from our Rapid Response Replenishment (R3) initiative and reduced inventory shrink. These items were slightly offset by negative product mix impact resulting primarily from hurricane-related sales and higher fuel prices.

The increase in gross margin as a percentage of sales for the first nine months of 2005 was primarily due to the impact of the implementation of EITF Issue No. 02-16 (EITF 02-16), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which reduced gross margin in the first nine months of 2004 as vendor funds associated with cooperative advertising and in-store services were capitalized into inventory and recognized in income when the product was sold. We also experienced an increase in gross margin as a percentage of sales resulting from improved inventory shrink.

SG&A - The decrease in SG&A as a percentage of sales in the third quarter of 2005 resulted primarily from decreases in store-services and advertising expense as a percentage of sales. Our ongoing evaluation of in-store vendor service expense has allowed us to appropriately adjust the level of vendor service in our stores, which led to the decrease as a percentage of sales. In addition, though there was an increase in advertising expense compared to the third quarter of 2004, we were able to enhance messaging and refine our marketing mix to make our advertising programs more productive, thereby resulting in the leverage of advertising expense as a percentage of sales. These items were partially offset by an increase as a percentage of sales in bonus expense, driven by strong sales and earnings performance. In addition, there were increases as a percentage of sales in store remerchandising expense, which resulted from our continued investment in existing stores, and rent expense, as we continue to expand into metropolitan markets.

For the first nine months of 2005, the key drivers of the increase in SG&A as a percentage of sales were also bonus and rent expense. These items were slightly offset by a decrease in gross advertising expense as a percentage of sales compared to the first nine months of 2004.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, are expensed as incurred and totaled $35 million in the third quarter of 2005 compared to $32 million in the third quarter of 2004. These costs are associated with the opening of 33 new stores in the third quarter of 2005, as compared with the opening of 35 stores in the third quarter of 2004 (34 new and one relocated). Store opening costs for stores opened during the quarter averaged approximately $0.9 million per store in the third quarter of 2005 and $0.7 million in the third quarter of 2004. Because store opening costs are expensed as incurred, the expenses recognized in any quarter may fluctuate based on the timing of store openings in future or prior periods.

Store opening costs of $85 million and $71 million for the first nine months of 2005 and 2004, respectively, were associated with the opening of 87 stores in 2005 (84 new and three relocated), compared to 84 stores in 2004 (80 new and four relocated).

Depreciation - Property, less accumulated depreciation, totaled $15.4 billion at October 28, 2005, an increase of 15.8% from $13.3 billion at October 29, 2004. This increase resulted primarily from our store expansion program, increased distribution capacity and our investment in information technology. Depreciation expense increased 11% and 13% for the three and nine months ended October 29, 2005, respectively, over the corresponding prior periods. Continued sales growth in excess of the rate of growth in property contributed to the leveraging of depreciation expense of six basis points for the nine months ended October 29, 2005.

Income Tax Provision - Our effective income tax rate was 38.5% for both the quarter and nine months ended October 28, 2005, compared to 38.6% and 38.5%, respectively, for the quarter and nine months ended October 29, 2004.

Initiatives Driving Performance

We continue to focus on our three specialty sales initiatives, which are Installed Sales, Special Order Sales and sales to Commercial Business Customers, to drive higher sales volume and comparable store sales increases. Installed sales performance in our comparable stores for the third quarter was consistent with the first and second quarters of 2005, with a comparable store sales increase above the company average. Our Special Order Sales initiatives also continue to perform well, delivering comparable store sales increases above the company average for the third quarter. Our special order sales are growing as consumers continue to seek unique products for their homes, aided by improved product visibility in our stores, simplified ordering processes and shorter order lead times. Finally, sales to Commercial Business Customers continue to grow, with comparable store sales increases above the company average for the third quarter, driven by our focus on strengthening customer relationships, targeted marketing and product selection.

During the third quarter of 2005, we continued to make progress in our R3 initiative, with the goals of improving customer service, optimizing supply chain profitability and improving inventory management. With respect to improving customer service, our goal is to improve in-stock levels and reduce inventory handling so our employees can focus on customer service. We have reduced lead-time by a full day as a result of improved infrastructure and processes. When we began the R3 initiative, approximately 50% of our product was shipped through our network of distribution centers. With the changes implemented as a part of R3, we are now shipping approximately 65% of our product through the network, and estimate this percentage to reach 70% by year end. Our goal is to reach 75% of product flowing through the network. As a result of increased regional distribution center (RDC) volume, the frequency of deliveries from our RDCs to our stores has increased from an average of four deliveries per week in the prior year to five deliveries per week in the current year. The increased frequency of store deliveries helps to reduce inventory handling and down-stocking at the stores.

Related to optimizing supply chain profitability, we have conducted a thorough review of the components of our supply chain, including handling, transportation and inventory carrying costs. We are focusing on minimizing these costs by evaluating pack sizes, receiving more full truckloads and decreasing vendor-direct shipments to our stores.

Regarding inventory management, we have taken a measured approach when implementing R3. Our goal is to have the right products in the right stores at the right time and as such, we have focused on ensuring that we have adequate quantities of items in stock.

Our third quarter inventory balance increased $749 million, or 13%, over the same period last year, compared to our 17% increase in sales for the third quarter. This increase in inventory was driven by the addition of 140 new stores and the opening of new distribution facilities since the third quarter of 2004, partially offset by a decline in comparable store inventory. At the end of the third quarter of 2005, comparable store inventory was 2.8% lower than the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and our $1 billion senior credit facility that expires in July 2009. Net cash provided by operating activities totaled $3.4 billion and $2.1 billion for the nine month periods ended October 28, 2005 and October 29, 2004, respectively. The increase in cash provided by operating activities resulted primarily from increased net earnings, combined with inventory leverage. Working capital at October 28, 2005 was $2.5 billion compared to $1.8 billion at October 29, 2004 and $1.3 billion at January 28, 2005. The increase in working capital from the third quarter of 2004 primarily resulted from the issuance of $1 billion in senior notes in October 2005.

The primary component of net cash used in investing activities continues to be opening new stores and investing in our distribution and information technology infrastructure. Cash acquisitions of fixed assets were $2.3 billion and $2.1 billion for the nine months ended October 28, 2005 and October 29, 2004, respectively. At October 28, 2005, we operated 1,170 stores in 49 states with 133.0 million square feet of retail selling space, representing a 13% increase over the retail selling space at October 29, 2004.

Net cash provided by financing activities was $559 million for the nine months ended October 28, 2005, compared to net cash used in financing activities of $1.1 billion for the nine months ended October 29, 2004. The change in cash flows from financing activities was primarily the result of proceeds from the October 2005 issuance of $1 billion in senior notes, combined with fewer repurchases of common stock under our share repurchase program compared to the nine months ended October 29, 2004. The ratio of long-term debt to equity plus long-term debt was 21.6%, 25.0% and 21.0% as of October 28, 2005, October 29, 2004 and January 28, 2005, respectively. In the fourth quarter of fiscal 2005, long-term debt totaling $608 million will mature. We plan on repaying this debt with the proceeds from our $1 billion senior notes issued in October 2005.

We have a $1 billion senior credit facility that became effective in July 2004 and expires in July 2009. The facility is available to support our $1 billion commercial paper program and for short-term borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants which include maintenance of a specific financial ratio. We were in compliance with those covenants at October 28, 2005. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of October 28, 2005, there were no outstanding loans under the facility and there were no outstanding borrowings under our commercial paper program.

From their issuance through the end of the third quarter of 2005, principal amounts of $444 million or approximately 44% of our February 2001 convertible debentures had converted from debt to equity. Of this total, $73 million and $434 million, respectively, in principal amounts were converted in the third quarter and nine months ended October 28, 2005.

In January 2005, the Board of Directors authorized up to $1 billion in share repurchases through fiscal year 2006. This program is intended to be implemented through purchases made from time to time either in the open market or through private transactions. Shares purchased under this program are retired and returned to authorized and unissued status. As of October 28, 2005 the share repurchase program had a remaining authorization of $505 million for common stock repurchases.

Our 2005 capital budget is $3.7 billion, inclusive of approximately $335 million of operating leases.  Actual capital expenditures through the third quarter of 2005 and amounts forecasted through the end of fiscal 2005 are consistent with the 2005 budgeted amount. Approximately 78% of this planned commitment is for store expansion and our distribution centers.  Expansion plans for 2005 consist of approximately 150 stores, including the three relocations of older stores that have already occurred.  This planned expansion is expected to increase sales floor square footage by approximately 13%.  Approximately 69% of the 2005 projects will be owned, 30% will be ground leased properties and 1% will be build-to-suit leases.

At October 28, 2005, we owned and operated 11 RDCs. We expect to open additional regional distribution centers in Rockford, Illinois and Lebanon, Oregon in 2007.  In addition, we plan on expanding three existing distribution centers in Valdosta, Georgia, Statesville, North Carolina and North Vernon, Indiana by spring of 2006.  We also operated 12 flatbed distribution centers for the handling of lumber, building materials and other long-length items, of which 10 were owned.  We expect to open four additional flatbed distribution centers in 2006.

We believe that net cash provided by operating activities and financing activities will be adequate for our expansion plans and other operating requirements over the next 12 months. However, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. There are no provisions in any agreement that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price. Holders of the $580.7 million Senior Convertible Notes may convert their notes into common stock if the minimum investment grade rating is not maintained. There is no indication that we will not be able to maintain this minimum investment grade rating. In addition, if a change in control of the company occurs on or before October 2006, each holder of the Senior Convertible Notes may require us to purchase for cash all or a portion of such holder’s notes. Additionally, during the third quarter of 2005, our closing share prices reached a specified threshold such that the Senior Convertible Notes became convertible at the option of each holder into shares of common stock at the beginning of the fourth quarter of 2005. Through February 3, 2006, holders may elect to convert each such note into 17.212 shares of common stock. We may redeem for cash all or a portion of the notes at any time beginning October 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date. Our debt ratings at October 28, 2005, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial paper	A1	P1	F1+
Senior debt	A+	A2	A+
Outlook	Stable	Positive	Stable

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2004. Though considered to be in the ordinary course of business, in October 2005, we issued $1 billion in senior notes, which are included in the table below and further described in Note 6 to the unaudited consolidated financial statements herein. See the Annual Report for additional information regarding our off-balance-sheet arrangements and other contractual obligations.

	Payments Due by Period
Contractual Obligations		Less than	1-3	4-5	After 5
(In Millions)	Total	1 year	years	years	years
Long-term Debt (principal and interest amounts, net of discount)	$7,140	$799	$387	$821	$5,133

COMPANY OUTLOOK

Fourth Quarter

As of November 14, 2005, the date of our third quarter 2005 earnings release, we expected to open 63 stores during the fourth quarter of fiscal 2005, which ends on February 3, 2006, reflecting square footage growth of approximately 13%. Total sales were expected to increase approximately 22%. Comparable store sales were expected to increase 4% to 6% (as compared to a comparable 14 weeks). We expected diluted earnings per share of $0.77 to $0.80. Unless otherwise noted, all comparisons are with the fourth quarter of fiscal 2004, a 13-week quarter.

Fiscal 2005

As of November 14, 2005, the date of our third quarter 2005 earnings release, we expected to open 150 stores during fiscal 2005, which ends on February 3, 2006, reflecting total square footage growth of approximately 13%. Total sales were expected to increase 17% to 18% for the year, while comparable store sales were expected to increase 5% to 6% (as compared to a comparable 53 weeks). We expected diluted earnings per share of $3.37 to $3.40. Fiscal 2005 will include an extra week in the fourth quarter for a total of 53 weeks. Unless otherwise noted, all comparisons are with fiscal 2004, a 52-week year.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act. Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.” Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as interest rate and currency fluctuations, rising fuel costs, and other factors which can negatively affect our customers as well as our ability to: (i) respond to decreases in the number of new housing starts and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and develop new sites for store development; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory matters; and (viii) respond to unanticipated weather conditions.  Additional information regarding the risks and uncertainties which may affect our operations and economic results can be found in our filings with the Securities and Exchange Commission.

The forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this report or other specified date and speak only as of such date. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Index
Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially since January 28, 2005.

Index
Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 28, 2005, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended October 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Index
Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 30, 2005 - August 26, 2005	1.7	$64.23	1.7	$593
August 27, 2005 - September 30, 2005	1.4	64.58	1.3	505
October 1, 2005 - October 28, 2005	-	-	-	505

As of October 28, 2005	3.1	$64.39	3.0	$505

(1)
During the third quarter of fiscal 2005, the Company repurchased an aggregate of 3,041,400 shares of its common stock pursuant to the repurchase program publicly announced on January 28, 2005 (the “Program”). The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On January 28, 2005, the Board of Directors approved the Program under which the Company is authorized to repurchase up to $1 billion of the Company’s common stock. The Program expires at the end of fiscal year 2006.

Index
Item 6. - Exhibits

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

LOWE'S COMPANIES, INC.

December 6, 2005	/s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
Senior Vice President and Chief Accounting Officer

Index
EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002