Form 10-K
period 2006-02-03
LOWES COMPANIES INC
filed 2006-04-07
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 1-7898

LOWE'S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe's Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	704-758-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 Par Value	New York Stock Exchange (NYSE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒	Yes	☐	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

As of July 29, 2005, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44.3 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 31, 2006
Common Stock, $.50 par value	775,806,897

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Lowe’s 2005 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for Lowe’s 2006 Annual Meeting of Shareholders	Part III

 LOWE’S COMPANIES, INC.
- INDEX -

Part I
Item 1 - Business

Lowe’s Companies, Inc.: General Information

Lowe’s Companies, Inc. is a Fortune 50 company and the world’s second largest home improvement retailer, with specific emphasis on retail do-it-yourself (DIY) customers, do-it-for-me (DIFM) customers who utilize our installation services, and Commercial Business Customers. We offer a complete line of products and services for home decorating, maintenance, repair, remodeling, and property maintenance. As of February 3, 2006, we operated 1,234 stores in 49 states, with 140 million square feet of retail selling space.

Incorporated in North Carolina in 1952, Lowe’s Companies, Inc. has been publicly held since 1961. Our common stock is listed on the New York Stock Exchange--ticker symbol “LOW.”

See Item 6, “Selected Financial Data” for historical revenues, profits and identifiable assets.

Who We Serve

We serve homeowners, renters and Commercial Business Customers. Homeowner and renter customers primarily consist of do-it-yourselfers, those taking advantage of our installed sales programs, and others buying for personal and family use. Commercial Business Customers include repair and remodeling contractors, electricians, landscapers, painters, plumbers, and commercial and residential property maintenance professionals, among others.

To meet customers’ varying needs, we combine merchandise sales and service in categories that are relevant to them. Our stores feature a home fashions and interior design center; a lawn and garden center; an appliance department; an outdoor power equipment department; an outdoor grill and patio furniture specialty shop; a hardware store; an air conditioning, seasonal heating, plumbing and electrical supply center; a lumber and building materials center.

Our Stores

New Store Expansion
Our expansion strategy led to the opening of 150 stores in fiscal 2005 that included two primary prototypes: a 116,000-square-foot (116K) store for large markets and a 94,000-square-foot (94K) store to serve smaller markets. In fiscal 2006, we estimate that approximately 80% of our growth will be comprised of 116K or 117,000-square-foot (117K) stores in larger markets and approximately 20% of our growth will be comprised of 94K stores in smaller markets.

	2005	2004	2003
Number of stores, beginning of fiscal year	1,087	952	854
New stores opened	147	136	125
Relocated stores opened	3	4	5
Stores closed (including relocated stores)	(3)	(5)	(6)
Contractor Yards sold	-	-	(26)

Number of stores, end of fiscal year	1,234	1,087	952

Expansion into Canada
In June of 2005, we announced expansion plans into Canada. Based on information obtained through a thorough market assessment, we will adapt our U.S. business model to best meet the unique needs and attributes of the Canadian market. The market assessment included evaluating the buying habits of Canadian consumers, real estate opportunities, regulatory mandates, cultural differences, climate, and many other factors. Initially, plans are to open six to 10 stores in the Greater Toronto Area in 2007.

Investments in Existing Stores
During fiscal 2005, we continued our long history of investing in our existing stores to create a more inviting shopping experience for our retail and Commercial Business Customers. This included relamping our stores at regular intervals to ensure they remain bright, adding new displays, improving point-of-sale and directional signage, adding more product selection, repainting our building exteriors, and re-striping our parking lots. Additionally, our significant investment in bilingual signage and point-of-purchase materials continues to attract and retain the growing population of multicultural customers. We categorize our merchandising-related investments in our stores as follows:

Minor Resets
Minor resets are necessary to drive comparable store sales increases and keep our stores fresh with new and innovative products. These resets involve the replacement of a particular product or vendor and do not require major changes in the store. We conducted hundreds of minor resets in 2005.

Remerchandising
In 2005 we completed the remerchandising of 179 of our earlier format stores to make them more closely resemble our most current store prototypes. These remerchandising efforts focused on moving entire departments, improving adjacencies, and enhancing the shoppability within the cabinetry, appliances, paint, fashion plumbing, and flooring departments. All new interior graphics, signage, and way-finding materials were also added to increase shoppability and brighten the atmosphere. We were able to remerchandise these stores with minimal disruption to our customers. We continuously make these investments to maintain our best-in-class stores. These enhancements enable our stores to continue to deliver the sales performance we expect, and also offer our customers the shopping experience and environment they deserve.

Serving Our Customers

Our vision is to be our customers’ first choice for home improvement. To achieve this vision, we continue to focus on excellent customer service, Everyday Low Prices, and innovative operational, merchandising, marketing and distribution strategies. We believe customers’ perceptions of the quality of service determine a retailer’s success or failure. Therefore, we are always looking for ways to improve our level of service, optimize store labor and drive in-store process improvement, build our talent pool, and enhance our sales culture. The following are several key initiatives that we believe will continue to support our growth and success going forward.

Special Order Sales (SOS)
Our special order product offering provides our customers the opportunity to select unique and expressive products beyond the approximately 40,000 we carry in our stores. We are making the SOS process easier for our customers by enhancing ordering systems storewide, providing easy-to-use customer interfaces, integrated design tools and electronic product catalogs.

Special order kiosks are available in departments such as appliances, walls & windows, fashion lighting, millwork, hardware, seasonal living, fashion plumbing and tools for facilitating special orders in addition to what is made available on Lowes.com. Whether these kiosks are electronic or literature-based, all facilitate the ability of the customer to special order.

Our SOS Express initiative for fashion plumbing is an example where advances in technology have improved the product selection and order entry process and helped expedite delivery, all of which make the special order process much more customer-friendly. A centrally located distribution center ensures that delivery is available in three business days for most items. An overnight delivery option is available for select items. We plan to roll this integrated process out to other categories in the future.

Installed Sales
We offer installation services in over 40 categories with flooring, millwork and kitchen cabinets & countertops generating the highest sales. Our Installed Sales model, which includes the separation of selling and administrative tasks, allows our sales associates to shift their focus to project selling, while project managers ensure that the details related to an installation job are efficiently executed. Installed Sales, which include both product and labor, have proven to be a successful service initiative accounting for approximately 6% of total sales in fiscal 2005.

Commercial Business Customer Initiatives
We continue to improve service to our Commercial Business Customers on many different fronts. Because time is money for this important customer base, we tailor our product and service offerings so that they can find what they want when they want it. For example, we stock contractor packs, which are economical quantities of the items Commercial Business Customers use most. Commercial Business Customers can phone or fax their order in advance and it will be ready for pickup the same day or the next day depending on the time of day the order is placed. For added convenience, we can deliver to job sites, seven days a week in most areas. LowesForPros.com features articles, job estimate and business forms, e-newsletters, statistics and other vital information that Commercial Business Customers can use in their business.

Credit Financing
We offer a proprietary credit card for individual retail customers. We also offer a co-branded Visa® credit card to selected retail customers through direct mail offers. At the end of 2005, we launched Lowe’s Project Card in select stores. Lowe’s Project Card provides a major project, in-store financing solution to complement our Lowe’s Customer Revolving Credit Card. Lowe’s Project Card provides consumers an APR as low as 7.99% (ranging from 7.99% to 17.99%), credit lines up to $30K with repayment terms from 48 months to 120 months, and low fixed monthly payments. A project window allows customers to purchase with no payments or interest accrual for a six-month period after the first purchase.

We feature proprietary credit programs for Commercial Business Customers. These programs include a Lowe’s Business Account, which is ideal for small- to medium-size businesses and offers minimum monthly payments; and Lowe’s Accounts Receivable, which is ideal for medium- to large-size businesses that pay in full each month.

In addition, we accept Visa®, MasterCard®, Discover® and American Express® credit cards, as well as debit cards.

Everyday Low Prices
Our customers do not have to wait for a sale to find a great value. We offer low prices every day. Our promise to our customers is that if they find a lower everyday or advertised price on an identical stock product at a local competitor, we will not only match that price, but we will beat it by 10%.

Self-Checkout
To meet customer expectations for convenience at all levels of the shopping experience, we have self-checkout in 123 of our stores. All product types and quantities are permitted, most tender types are accepted and the customer interface is bilingual. Our plan for 2006 is to add self-checkout to over 300 additional stores.

Our Products

A typical Lowe's home improvement store stocks approximately 40,000 items, with hundreds of thousands of items available through our Special Order Sales system. Each store carries a wide selection of national brand name merchandise such as Whirlpool®, KitchenAid®, Samsung, Pella®, Werner®, Kohler®, DeWalt®, John Deere, Troy-Bilt®, Jenn-Air®, ClosetMaid® and many more. Our merchandise selection provides the DIY retail, DIFM and Commercial Business Customer a one-stop shop for products needed to complete home improvement, repair, maintenance or construction projects. See page 43 of Lowe’s 2005 Annual Report to Shareholders for the table summarizing sales by product category for each of the last three fiscal years.

Lowe’s Exclusives
In many product categories, customers look for a brand they know and trust to instill confidence in their purchase. To further differentiate our offering, we carry many brands that are exclusive to Lowe’s. These unique brands cover several categories like paint, lighting, flooring, doors, windows, tools and more, and give our customers superior performance and results. Exclusive brand names such as American Tradition®, Mohawk® Premier Living™, Kobalt®, Portfolio®, Harbor Breeze®, Reliabilt®, Perfect Flame™ and Top-Choice® Lumber are found only at Lowe’s.

We continue to cultivate and create strategic alliances with our vendor partners in an effort to enhance our market share where such partnerships are advantageous to the customer, our company and our vendors. We are also concentrating on increasing the electronic exchange of item and order information with our vendors, improving data integrity and reducing errors, leading to fewer returns and order changes and a better overall customer experience.

Product Sourcing
We source our products from approximately 7,000 merchandise vendors worldwide, with no single vendor accounting for more than six percent of total purchases. Management believes that alternative and competitive suppliers are available for virtually all our products. Where product specifications and customer preferences permit, our Global Sourcing Division purchases directly from foreign manufacturers, avoiding third-party importers. This provides savings for our customers and both brand building and gross margin improvement opportunities for Lowe’s.

Regional Distribution Centers (RDC)
To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 11, highly-automated RDCs. The RDCs are strategically located in North Carolina (2), Georgia (1), Indiana (1), Pennsylvania (1), Texas (1), California (1), Ohio (1), Florida (1), Connecticut (1), and Wyoming (1). Each RDC is capable of serving up to 140 of our stores.

We also own and operate 10 flatbed distribution centers and lease and operate two flatbed distribution centers to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, irrigation pipe, vinyl sidings, ladders and building materials. We also own and operate a facility to handle special order plumbing products, import products and internet fulfillment.

At the end of fiscal 2005, nearly 70% of the stock merchandise we purchase was shipped through our distribution network, while the remaining portion was shipped directly to stores from our vendors. As a part of our Rapid Response Replenishment (R3) initiative, we are increasing the shipments of product through our RDC network and increasing the frequency of RDC deliveries to our stores. Our R3 initiative allows us to move safety stock out of our stores and into our RDC network. By increasing the number of shipments to each store from our RDCs and reducing vendor-direct deliveries, we have enhanced our ability to quickly and efficiently flow product to stores in the quantities necessary to support demand.

Building Our Brand

Television, radio, newspaper, magazine, direct mail, sponsorships, Internet, and in-store programs all play a critical role in helping us reach our customers. Each marketing initiative is based on understanding customers in terms of demographics, needs, expectations, insights and beliefs as these relate to the home and home improvement.

Broadcast - Television, Radio
We continued to utilize national television to build brand awareness and positioning. We supplemented our national broadcast advertising in key markets with local television and radio. National radio was used to support major promotional events throughout the year. We also continued to foster relationships with network partners such as HGTV (Home and Garden Television).

Print - Newspaper, Magazine
We implemented an enhanced print plan in fiscal 2005 that included national magazine advertising and ROP (run of press) newspaper ads. Circulars remained a critical avenue for reaching our customers with our Everyday Low Price message and wide product and service selection.

Direct to Consumer
In fiscal 2005, we continued to refine programs to respond to the changing needs and lifestyles of consumers. Through innovative database technology, we created relevant direct mail campaigns based on precise criteria such as purchase activity, affinity group memberships, new home purchase, household demographics and even regional weather patterns. Additionally, an opt-in e-mail program links up with Lowe’s affinity groups, including subscribers to our bi-monthly magazine Creative Ideas®, as well as members of Woodworkers Club and Garden Club. This fosters an ongoing relationship with customers even when they are not in a Lowe’s store.

Gift Cards
Consumers have adopted gift cards as a convenient way to make purchases. Lowe’s gift cards are no exception. We have expanded themed gift cards to include not only holidays and Team 48, but also gift cards tailored to college/university alumni and sports fans, including 95 team NCAA® gift cards. We also have several business-to-business gift card accounts so that companies can give Lowe’s gift cards as incentives and rewards.

Internet
Lowes.com is an information destination for customers all over the United States and the world. We redesigned the site in 2005 to better facilitate researching, comparing, and buying Lowe’s products and services. We remain committed to the Internet as a channel for future growth. We now have over 1,000 how-to guides and buying guides online to help customers make smarter, more informed buying decisions and to empower them in their home improvement projects. Awareness of Lowes.com was supplemented with a national advertising campaign on other web sites such as HGTV.com, Yahoo, AOL, and MSN.

Multicultural Marketing
We continued to produce marketing and communications designed to reach specific cultural segments of the population, including the growing number of Hispanic and African-American home improvement consumers. Print, direct mail, point-of-purchase materials and television are just a few of the channels through which we communicated with these consumer groups. To make shopping easier for our Hispanic customers, we continued to expand bilingual store signage. At the end of fiscal 2005, nearly 62% of the stores had bilingual corporate way-finding signage.

Team Lowe’s Racing
As one of the world’s fastest growing sports, NASCAR is an important part of building our brand. We are the proud sponsor of the #48 car in the Nextel® Cup Series, the #5 car in the Busch® Series, and Lowe’s Motor Speedway. We also host hospitality events at various sites throughout the racing season, leveraging and further building membership in the Team Lowe’s Racing Fan Club. In 2005, we continued to foster our relationship with Adrian Fernandez, who drove a second NASCAR Busch® Series car for Lowe’s in select races. In 2006, we will team up with Adrian Fernandez and Fernandez Racing to field the #12 car in the 14-race Grand American Rolex Sports Car series.

Reaching Out

We believe community involvement extends beyond the boundaries of our stores. Following are some examples of how we are partnering with respected organizations to make a difference in communities and homes across America.

Habitat for Humanity
Lowe’s is a national partner with Habitat for Humanity International, helping provide safe, affordable housing for thousands of working families. Lowe’s contributed more than $8 million to Habitat projects in 2005 and Lowe’s employee volunteers gave hands-on support at home sites coast-to-coast to help Habitat families build their dreams.

Lowe's is also the national underwriter of Habitat for Humanity's Women Build program, empowering women volunteer teams in the construction of Habitat homes. The volunteers in this program built approximately 250 homes in 2005.

When disasters struck around the globe, we assisted Habitat’s rebuilding efforts. Funds from Lowe’s, our customers and vendor partners, totaling $2 million, are assisting with the construction of approximately 1,200 homes in the region impacted by the December 2004 Indian Ocean Tsunami. Through Operation Home Delivery, Lowe’s contributed all building materials for the framing and finishing of 60 homes to kick-off Habitat’s long-term Gulf Coast rebuilding effort in the areas impacted by hurricanes Katrina and Rita, and also made a cash contribution of approximately $3 million to assist with those ongoing efforts.

American Red Cross
As national Disaster Relief partner of the American Red Cross, we donate product to assist Red Cross chapters responding to disasters, partner with the organization on a Disaster Preparedness Guide distributed free through our stores, and support the organization’s Disaster Relief Fund. In 2005, Lowe’s Customer Donation Program to benefit the American Red Cross Disaster Relief Fund raised over $9 million, including a $2 million contribution from Lowe’s.

The Home Safety Council
Founded by Lowe's in 1993, The Home Safety Council is a nonprofit organization with a vision of creating safer American homes. In 2005, we, along with our vendors, helped reach thousands of children and families with vital safety information.

Lowe’s Charitable and Educational Foundation
Founded in 1957, the Lowe's Charitable and Educational Foundation (LCEF) has a long and proud history of contributing to grassroots community projects. LCEF's primary philanthropic focus areas include community and public school improvement projects, safe and affordable housing, and education scholarships. LCEF provides funding only to 501(c) (3) organizations in communities where we operate stores or distribution centers.

Lowe’s Heroes
Lowe's Heroes employee volunteers tackle local problems in their communities. In 2005, Lowe’s stores worked with representatives from nonprofit organizations and concerned individuals from their communities to help improve schools, build Habitat for Humanity homes or address safety issues—making their communities better places to live.

Lowe’s Employee Relief Fund
Lowe's Employee Relief Fund is dedicated to distributing emergency funds to our employees who face financial hardships due to natural disasters, house fires or illness. The company matches employee donations to the Fund.  In 2005, the Fund assisted more than 1,900 employees with funds totaling over $2 million.

Our Market

We estimate the size of the U.S. home improvement market to be approximately $700 billion, $550 billion of which comprises product demand, and $150 billion for the installed labor opportunity.  Data from a variety of primary and secondary sources, including trade associations, government publications, industry participants and other sources was analyzed as the basis for our estimate. This estimate includes import and export data and key end-use markets, such as residential repair and remodeling, and nonresidential construction and maintenance.  This data also includes a wide range of categories relevant to our business, including major appliances and garden supplies.

As we continue to monitor economic data and the home improvement marketplace, there are many indicators demonstrating continued strength in consumer demand for the products and services we offer. The key indicators that we monitor include personal income, employment growth, housing turnover and home ownership levels. Demographic and societal trends also remain supportive of home improvement industry growth.

▪
Personal income continues to grow, which is supported by data from the February 2006 Blue Chip Economic Indicators™, which forecasts real disposable income growth of 3.4% for calendar 2006, compared with 1.4% in calendar 2005.

▪
Employment growth is a strong indicator of home improvement sales. The relatively low unemployment rate suggests Americans will likely be more confident in calendar 2006 about employment prospects than in the past several years.

▪
Housing turnover is expected to continue at a historically high pace according to The National Association of Realtors®, which forecasts calendar 2006 housing turnover to be the third strongest year on record.

▪
Near-record U.S. homeownership levels provide an established customer base for home maintenance and repair projects. The vast majority of our customers are homeowners and they are not willing to let what is often their most valuable financial asset deteriorate.

The home improvement retailing business includes many competitors. We compete with a number of traditional hardware, plumbing, electrical and home supply retailers, as well as other chains of warehouse home improvement stores and lumberyards in most of our market areas. In addition, we compete, with respect to some of our products, with discount stores, mail order firms and warehouse clubs. The principal competitive factors are customer service, location, price, product and brand selection, and name recognition.

Information Systems

We are continuously assessing and upgrading our information systems in an effort to support growth, augment new sales initiatives, control costs and enable better decision-making. During the last several years, we have made a substantial investment in developing and purchasing new computer systems.

We have a point-of-sale system, electronic bar code scanning system, various design systems, a wired and wireless network, and dual UNIX servers in each of our stores. These systems provide the stores with real-time perpetual inventory information, support all in-store selling functions, provide labor management functions, and provide support for a variety of store administrative functions. Store information is communicated to the customer support center's central computers via a terrestrial based (frame relay) network with back-up provided by a satellite-based wide area network. These systems provide customer checkout with automated credit card and check approval, host a variety of centralized design and specialty order systems for the stores, provide store-based perpetual inventory information, provide sales performance reporting, and support accurate processing of all store sales transactions. These computers supply the customer support center functions with the information needed to support the stores, including centralized inventory replenishment, financial systems, human resources, merchandising systems, and product information. In 2005, we moved the entire customer support center centralized data processing environment into a new corporate data center. This new center is a state-of-the-art facility providing many additional fail-safe features to improve system availability and mitigate risks associated with unplanned outages.

Employees

As of February 3, 2006, we employed approximately 144,000 full-time and 41,000 part-time employees, none of which are covered by any collective bargaining agreements. Management considers its relations with its employees to be good.

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

Item 1A. - Risk Factors

We are exposed to a variety of risks and uncertainties. Most are general risks and uncertainties applicable to all retailers, but some are more particular to retailers serving the home improvement industry. Our operations may also be affected by factors that are either not currently known to us or which we currently consider immaterial to our business. We describe below some of the specific known factors that could negatively affect our business, financial condition and results of operations. All forward-looking statements made by us in this Annual Report to the Securities and Exchange Commission on Form 10-K, in our Annual Report to Shareholders and in our subsequently filed quarterly and current reports to the Securities and Exchange Commission, as well as in our press releases and other public communications, are qualified by the risks described below.

Our sales are dependent upon the health and stability of the general economy.
General economic factors and other conditions, both domestically and internationally, may adversely affect the United States, the global economy and our financial performance, including, but not limited to, acts of terrorism, developments in the war against terrorism in Asia and the Middle East, natural disasters, increasing fuel and energy costs, inflation, recession, consumer debt levels and the volatility of financial markets.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our net sales and comparable store sales.
Sales of many of our product categories and services are driven by activity level of home improvement projects. Many of those sales are to consumers who are either doing the home improvement projects themselves or using our installation services, but many others are to professionals who are in the business of providing construction, renovation, and property maintenance services. Spending on home improvement projects increased in 2005 but at a slower rate than in 2004. Rising interest-rates, reduction in the availability of credit, increased heating and gas expenses, and slowing home-price appreciation, could limit consumer’s discretionary spending and lead to reduced spending on home improvement projects. The impact of these economic factors specific to the home improvement industry would be exacerbated by a weak job market.

Unseasonable weather and adverse weather conditions can negatively affect our net sales and comparable store sales.
Wet and cold weather, particularly during the spring and early summer months of the year when many of the products we sell are designed for outdoor use, are generally detrimental to our sales and can make it difficult to sell seasonal merchandise inventory. Although the impact of adverse weather conditions is mitigated by the geographic dispersion of our stores, unseasonable weather is an ongoing, significant risk to the performance of our business.

Our store expansion and relocation strategy depends upon our ability to successfully open, relocate and operate new stores each year.
Our growth in net sales depends to a substantial degree on successfully and cost-effectively implementing our ongoing, aggressive expansion program. We must adapt our merchandising, marketing and distribution initiatives to new markets, both domestically and, going forward, in Canada. We must also increase the number of our stores in markets in which we currently operate. Our ability to open additional stores depends, in large measure, upon our ability to locate and acquire new store sites on acceptable terms. Local land use and other regulations restricting the construction of buildings in the formats with which we operate may affect our ability to open new stores in some markets. Increased real estate, construction and development costs could also limit our growth opportunities. Our ability to continue to expand our operations depends also on our ability to attract and retain a large and growing number of qualified employees. If we are unable to open new stores at the rate we currently plan to do so and staff them with qualified employees, the growth in our net sales and our competitive position could be adversely affected.

If we fail to hire, train and retain qualified managers, sales associates and other employees in our stores we could lose sales to our competitors.
Customers’ perceptions of the quality of service provided by employees can determine any retailer’s success or failure. Competition for qualified store managers and sales associates among retailers in the home improvement retailing business is intense, and if we fail to attract, train and retain qualified managers and sales associates in our existing and new stores our financial performance could be adversely impacted. Consumers shopping for goods and services for home improvement projects expect to have sales associates serving them who are knowledgeable about product categories located throughout our stores.

Excessive turnover, which has historically been high among employees in entry-level or part-time positions, increases the risk that sales associates will not have the training and experience needed to provide competitive, high quality customer service.

Our Commercial Business Customers demand a higher level of customer service that is challenging to meet on a consistent basis.
Commercial Business Customers in the home improvement industry expect to have their business handled by commercial sales specialists with an even greater depth of knowledge about the products these customers need. If we fail to staff our commercial sales desks in our stores with experienced and knowledgeable employees who can satisfy their demands, we run the risk that we will lose Commercial Business Customers to our competitors.

We have many competitors, who, if we fail to execute our merchandising, marketing and distribution strategies effectively, could take sales and market share away from us.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors. The principal competitive factors in our industry include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. Our failure to respond effectively to competitive pressures and changes in the retail markets could affect our financial performance. Moreover, unanticipated changes in the pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our expected results.

An unusual number of product liability or breach of warranty claims for defective products could expose us to expensive claims and damage our standing with our customers.
We are exposed to product liability and product warranty claims relating to the products we sell that could adversely affect our financial condition, results of operations and cash flows. Because we do not have direct control over the quality of products manufactured or supplied to us by our vendors and because we self-insure for such product liability and warranty claims, we are exposed to risks relating to the quality of such products. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in the products we stock and sell and our reputation.

Our financial performance could suffer if we fail to properly maintain our critical information systems or if those systems are seriously disrupted.
An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our management information systems to improve operations such as inventory replenishment systems, merchandise ordering, transportation, and receipt processing. Our financial performance could be adversely affected if our management information systems are seriously disrupted or we are unable to improve, upgrade, maintain, and expand our systems.

If the domestic and international supply chain for the products we stock and sell is disrupted, our net sales and comparable store sales would be adversely impacted.
We source the approximately 40,000 products we stock and sell from approximately 7,000 domestic and international vendors. We source many of those products directly from foreign manufacturers. Political or financial instability among suppliers, trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain.

Our inability to effectively manage and expand our relationships with selected suppliers of brand name products could negatively impact our ability to differentiate ourselves from our competitors.
Part of our expansion strategy includes continued differentiation from our competitors. To better distinguish our product offering, we form strategic relationships with selected suppliers to market and develop products under a variety of recognized and respected brand names. The inability to effectively and efficiently manage the relationships with these suppliers could negatively impact our business plan and financial results.

Item 2 - Properties

At February 3, 2006, we operated 1,234 stores in 49 states with a total of 140 million square feet of selling space. We are currently constructing two primary prototype stores, a 116K/117K store for larger markets and a 94K store used primarily to serve smaller markets. Both prototypes include a lawn and garden center, averaging an additional 31,000 square feet for 116K/117K locations and 26,000 square feet for 94K locations. Of the total stores operating at February 3, 2006, approximately 84% are owned, which includes stores on leased land, with the remainder being leased from unaffiliated third parties. Approximately 60% of these leases are capital leases. We also own and operate 11 regional distribution centers and 10 flatbed distribution centers for lumber and building commodities. We lease and operate another two flatbed distribution centers. We also operate a facility to handle special order plumbing products, import products and internet fulfillment. We own our executive offices, which are located in Mooresville, North Carolina. We also own and maintain offices in Wilkes County, North Carolina.

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

Name	Age	Title
Robert A. Niblock	43	Chairman of the Board and Chief Executive Officer since 2005; President since 2003; Executive Vice President, 2001 - 2003, and Chief Financial Officer, 2000 - 2003.

Maureen K. Ausura	50	Senior Vice President, Human Resources since 2005; Corporate Vice President of Human Resources, Archer Daniels Midland Company, 2000 - 2005.

Gregory M. Bridgeford	51	Executive Vice President, Business Development since 2004; Senior Vice President, Business Development, 1999 - 2004.

Charles W. (Nick) Canter, Jr.	55
Executive Vice President, Store Operations since 2005; Senior Vice President, Store Operations - North Central Division since 2004; Senior Vice President, Store Operations - Northern Division, 1999 - 2004.

Matthew V. Hollifield	39
Senior Vice President and Chief Accounting Officer since 2005; Vice President, Corporate Accounts Payables 2002-2005. Vice President and Chief Financial Officer, Century Furniture Industries 2000-2002.

Robert F. Hull, Jr.	41	Executive Vice President and Chief Financial Officer since 2004; Senior Vice President and Chief Financial Officer, 2003 - 2004; Vice President, Financial Planning & Analysis, 1999 - 2003.

Joseph M. Mabry, Jr.	43
Executive Vice President, Logistics and Distribution since 2004; Senior Vice President, Distribution, 2003 - 2004; Vice President Global Services, Wal-Mart Stores, Inc., 2002 - 2003; Regional Vice President of Distribution, Wal-Mart Stores, Inc., 1998 - 2002.

Ross W. McCanless	48	Senior Vice President, General Counsel and Secretary since 2003; Vice Chairman, Delhaize America, Inc., 2002 - 2003; Chief Executive Officer, Delhaize America, Inc. and Food Lion, LLC, 1999 - 2002.

Larry D. Stone	54
Senior Executive Vice President Merchandising/Marketing since 2005; Senior Executive Vice President Store Operations 2003-2005; Executive Vice President, Store Operations, 2001 - 2003; Executive Vice President and Chief Operating Officer, 1997 - 2001.

Steven M. Stone	44	Senior Vice President and Chief Information Officer since 2003; Vice President of Information Technology Strategy, 2002 - 2003; Vice President of MIS Operations, 1999 - 2002.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”. As of March 31, 2006, there were 27,819 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 44 of the 2005 Lowe’s Annual Report to Shareholders for the fiscal year ended February 3, 2006 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

The following table sets forth information on the Company’s common stock repurchase program based on trade date for the quarter ended February 3, 2006:

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 29, 2005 - November 25, 2005	4.2	$66.12	4.2	$226
November 26, 2005 - December 30, 2005	-	-	-	226
December 31, 2005 - February 3, 2006	-	-	-	1,226

As of February 3, 2006	4.2	$66.12	4.2	$1,226

(1)
During the fourth quarter of fiscal 2005, the Company repurchased an aggregate of 4,224,700 shares of its common stock pursuant to the repurchase program publicly announced on January 28, 2005 (the “Program”). The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On January 28, 2005, the Board of Directors approved the Program under which the Company is authorized to repurchase up to $1 billion of the Company’s common stock. The Program expires at the end of fiscal year 2006. In January 2006, the Board of Directors authorized up to an additional $1 billion in share repurchases through 2007.

Item 6 - Selected Financial Data

See pages 42 through 43 of the Lowe’s 2005 Annual Report to Shareholders.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 25 and "Disclosure Regarding Forward-Looking Statements" on page 26 of Lowe’s 2005 Annual Report to Shareholders.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

See "Quantitative and Qualitative Disclosures About Market Risk" on page 25 of Lowe’s 2005 Annual Report to Shareholders.

Item 8 - Financial Statements and Supplementary Data

See the "Reports of Independent Registered Public Accounting Firm" of Deloitte & Touche LLP on page 27, the financial statements and notes thereto on pages 28 through 41, and the "Selected Quarterly Data" on page 42 of Lowe’s 2005 Annual Report to Shareholders filed as Exhibit 13 hereto.

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 3, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) and the attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in Lowe’s 2005 Annual Report to Shareholders on pages 26 and 27 under the headings, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

Item 9B - Other Information

None.

Part III

Item 10 - Directors and Executive Officers of the Registrant

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Election of Directors," "Information Concerning the Nominees," "Information Concerning Continuing Directors," "Information about the Board of Directors and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 3, 2006 (the "Proxy Statement"). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, "Executive Officers of the Registrant. "

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the "Code"). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of the Code can be found at www.Lowes.com, under the "About Lowe’s," “Investors” and "Lowe's Code of Ethics" captions. You can also obtain a copy of the complete Code by contacting Shareholder Services at 1-888-345-6937.

We will disclose information pertaining to amendments or waivers to provisions of our Code that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relate to the elements of our Code enumerated in the SEC rules and regulations by posting this information on our website at www.Lowes.com. The information on our website is not a part of this Annual Report and is not incorporated by reference in this report or any of our other filings with the SEC.

Item 11 - Executive Compensation

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Compensation of Executive Officers," "Information about the Board of Directors and Committees of the Board - Compensation of Directors," and "Employment Contracts and Termination of Employment and Change in Control Arrangements," included in the Proxy Statement. Information included under the captions "Report of the Compensation and Organization Committee" and "Total Return to Shareholders" is not incorporated by reference herein.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in Lowe’s 2005 Annual Report to Shareholders:

Page(s)
Report of Independent Registered Public Accounting Firm	27

Consolidated Statements of Earnings for each of the three fiscal years in the period ended February 3, 2006	28

Consolidated Balance Sheets at February 3, 2006 and January 28, 2005	29

Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended February 3, 2006	30

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 3, 2006	31

Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended February 3, 2006	32-41

Selected Financial Data (Unaudited)	42-43

  2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the consolidated financial statements of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 3, 2006 and January 28, 2005, and for each of the three fiscal years in the period ended February 3, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of February 3, 2006, and the effectiveness of the Company's internal control over financial reporting as of February 3, 2006, and have issued our reports thereon dated April 6, 2006; such consolidated financial statements and reports are included in the Company's 2005 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 6, 2006

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses			Deductions			Balance at end of period

February 3, 2006:
Reserve for loss on discontinued inventories	$77	$27	(a	)	$-			$104
Reserve for inventory shrinkage	94	376			(357)	(b	)	113
Reserve for sales returns	37	17	(c	)	-			54
Self-insurance liabilities	467	608			(504)	(d	)	571
Store closing liability	24	9			(10)	(e	)	23

January 28, 2005:
Reserve for loss on discontinued inventories	$61	$16	(a	)	$-			$77
Reserve for inventory shrinkage	82	335			(323)	(b	)	94
Reserve for sales returns	26	11	(c	)	-			37
Self-insurance liabilities	366	480			(379)	(d	)	467
Store closing liability	19	16			(11)	(e	)	24

January 30, 2004:
Reserve for loss on discontinued inventories	$52	$9	(a	)	$-			$61
Reserve for inventory shrinkage	83	296			(297)	(b	)	82
Reserve for sales returns	18	8	(c	)	-			26
Self-insurance liabilities	271	375			(280)	(d	)	366
Store closing liability	16	12			(9)	(e	)	19

(a):  Represents increase/(decrease) in the required reserve based on the Company’s evaluation of discontinued inventories.
(b):  Represents the actual inventory shrinkage experienced at the time of physical inventories.
(c):  Represents increase in the required reserve based on the Company’s evaluation of anticipated merchandise returns.
(d):  Represents claim payments for self-insured claims.
(e): Represents lease payments, net of sublease income.

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

(4.2)
Amended and Restated Indenture, dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

(4.3)
First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K dated April 19, 1999, and incorporated by reference herein).

(4.4)
Second Supplemental Indenture, dated as of October 19, 2001, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and Bank One, N.A., formerly known as The First National Bank of Chicago (filed as Exhibit 4.1 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

(4.5)
Indenture between the Company and The Bank of New York, dated as of February 16, 2001 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 No. 333-60434), and incorporated by reference herein).

(4.6)	Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 on Form 8-K dated February 20, 1998, and incorporated by reference herein).

(4.7)
Form of the Company's 6 1/2 % Debenture due March 15, 2029 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(4.8)	Form of the Company's 8 1/4 % Notes due June 1, 2010 (filed as Exhibit 4.2 on Form 8-K dated June 8, 2000, and incorporated by reference herein).

(4.9)
Form of the Company's 2 1/2 % Liquid Yield Option Notes due February 16, 2021 (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

(4.10)	Form of the Company's Senior Convertible Notes due October 19, 2021 (filed as Exhibit 4.2 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

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

*(10.20)
Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 3, 2005 and incorporated by reference herein)

*(10.21)	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 27, 2005 and incorporated by reference herein)

*(10.22)	Retirement Agreement - Dale C. Pond (filed as Exhibit 10.1 to the Company’s Form 10-Q dated June 8, 2005 and incorporated by reference herein).

*(10.23)	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 1, 2005 and incorporated by reference herein).

(13)	Portions of the 2005 Lowe’s Annual Report to Shareholders for the fiscal year ended February 3, 2006

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 6, 2006	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board, President and Chief Executive Officer

April 6, 2006	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer

April 6, 2006	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Robert F. Hull, Jr., Matthew V. Hollifield and Ross W. McCanless, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Robert A. Niblock	Chairman of the Board of Directors, President, Chief Executive Officer and Director	April 6, 2006
Robert A. Niblock		Date

/s/ Leonard L. Berry	Director	April 6, 2006
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	April 6, 2006
Peter C. Browning		Date

/s/ Paul Fulton	Director	April 6, 2006
Paul Fulton		Date

/s/ Dawn E. Hudson	Director	April 6, 2006
Dawn E. Hudson		Date

/s/ Robert A. Ingram	Director	April 6, 2006
Robert A. Ingram		Date

/s/ Robert L. Johnson	Director	April 6, 2006
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	April 6, 2006
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	April 6, 2006
Richard K. Lochridge		Date

/s/ Stephen F. Page	Director	April 6, 2006
Stephen F. Page		Date

/s/ O. Temple Sloan, Jr.	Director	April 6, 2006
O. Temple Sloan, Jr.		Date