Form 10-Q
period 2006-05-05
LOWES COMPANIES INC
filed 2006-06-14
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 2, 2006
Common Stock, $.50 par value	775,378,752

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

		May 5,	April 29, 2005	February 3, 2006
		2006	As Restated	As Restated
Assets

Current assets:
Cash and cash equivalents		$1,140	$787	$423
Short-term investments		517	439	453
Accounts receivable - net		20	18	18
Merchandise inventory - net		7,817	6,618	6,635
Deferred income taxes - net		175	136	155
Other current assets		119	89	104

Total current assets		9,788	8,087	7,788

Property, less accumulated depreciation		16,760	14,310	16,354
Long-term investments		277	161	294
Other assets		203	192	203

Total assets		$27,028	$22,750	$24,639

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$33	$631	$32
Accounts payable		4,553	3,471	2,832
Accrued salaries and wages		313	211	424
Self-insurance liabilities		613	496	571
Deferred revenue		853	689	709
Other current liabilities		1,615	1,309	1,264

Total current liabilities		7,980	6,807	5,832

Long-term debt, excluding current maturities		3,446	3,058	3,499
Deferred income taxes		717	702	735
Other long-term liabilities		304	208	277

Total liabilities		12,447	10,775	10,343

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
May 5, 2006	777
April 29, 2005	773
February 3, 2006	784	389	387	392
Capital in excess of par value		1,205	1,437	1,712
Retained earnings		12,985	10,152	12,191
Accumulated other comprehensive income (loss)		2	(1)	1

Total shareholders' equity		14,581	11,975	14,296

Total liabilities and shareholders' equity		$27,028	$22,750	$24,639

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended
			April 29, 2005
	May 5, 2006		As Restated
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$11,921	100.00	$9,913	100.00

Cost of sales	7,752	65.03	6,515	65.72

Gross margin	4,169	34.97	3,398	34.28

Expenses:

Selling, general and administrative	2,467	20.69	2,136	21.55

Store opening costs	25	0.21	25	0.25

Depreciation	274	2.30	237	2.39

Interest	35	0.30	47	0.47

Total expenses	2,801	23.50	2,445	24.66

Pre-tax earnings	1,368	11.47	953	9.62

Income tax provision	527	4.41	367	3.70

Net earnings	$841	7.06	$586	5.92

Weighted average shares outstanding - basic	778		774

Basic earnings per share	$1.08		$0.76

Weighted average shares outstanding - diluted	795		805

Diluted earnings per share	$1.06		$0.73

Cash dividends per share	$0.06		$0.04

Retained Earnings
Balance at beginning of period, as restated	$12,191		$9,597
Net earnings	841		586
Cash dividends	(47)		(31)
Balance at end of period	$12,985		$10,152

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
		April 29, 2005
	May 5, 2006	As Restated
Cash flows from operating activities:
Net earnings	$841	$586
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	290	254
Deferred income taxes	(38)	(50)
Loss on disposition/writedown of fixed and other assets	8	9
Share-based payment expense	11	16
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,182)	(769)
Other operating assets	(17)	(23)
Accounts payable	1,721	776
Other operating liabilities	476	399
Net cash provided by operating activities	2,110	1,198

Cash flows from investing activities:
Purchases of short-term investments	(146)	(155)
Proceeds from sale/maturity of short-term investments	143	38
Purchases of long-term investments	(72)	(56)
Proceeds from sale/maturity of long-term investments	26	-
Increase in other long-term assets	(3)	(21)
Fixed assets acquired	(732)	(624)
Proceeds from the sale of fixed and other long-term assets	9	16
Net cash used in investing activities	(775)	(802)

Cash flows from financing activities:
Repayment of long-term debt	(7)	(8)
Proceeds from stock options exercised	33	35
Cash dividend payments	(47)	(31)
Repurchase of common stock	(600)	(135)
Excess tax benefits of share-based payments	3	-
Net cash used in financing activities	(618)	(139)

Net increase in cash and cash equivalents	717	257
Cash and cash equivalents, beginning of period	423	530
Cash and cash equivalents, end of period	$1,140	$787

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (Unaudited) and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements (Unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 5, 2006 and April 29, 2005, and the results of operations and cash flows for the three months ended May 5, 2006 and April 29, 2005.

These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 3, 2006 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications. Self-insurance liabilities and deferred revenues are separately presented on the consolidated balance sheets and were reclassified from other current liabilities. The Company also reclassified depreciation expense associated with its distribution network from depreciation expense to cost of sales on the consolidated statements of earnings for all periods presented.

Note 2: Restatements - During the first quarter of 2006, management reviewed the Company’s method of accounting for early payment discounts on merchandise purchases and determined it should recognize these discounts initially as a reduction of inventory cost and then as a reduction to cost of sales when the related inventory is sold in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  The Company previously recognized early payment discounts as a financing component of merchandise purchases by reducing cost of sales when the related product was purchased. Prior period financial statements have been restated for the timing of recognition of early payment discounts. This resulted in a reduction in net earnings of $6 million, $9 million and $22 million for fiscal years 2005, 2004 and 2003, respectively, and a reduction in beginning retained earnings in fiscal 2003 of $6 million. The Company’s Forms 10-Q and Form 10-K for fiscal 2006 will reflect the restated information for the corresponding prior periods.

Additionally, in the third quarter of 2005, the Company determined that certain cash balances pledged as collateral principally for the Company’s casualty insurance program were restricted and thus should not have been included in cash and cash equivalents in prior periods. The Company corrected the classification of such restricted balances by including them in short-term investments, and restated prior periods to reflect this change. The effect of this restatement was a reduction in cash and cash equivalents and an increase in short-term investments of $124 million at April 29, 2005.

The following tables summarize the effect of these restatements on the Company’s consolidated balance sheets as of April 29, 2005 and February 3, 2006, as well as the effects of these changes on the Company’s consolidated statement of earnings for the three month period ended April 29, 2005, and the effect on retained earnings as of January 28, 2005.

	Consolidated Balance Sheet
	April 29,		April 29,
	2005		2005
(In Millions)	As Previously Reported (1)	Adjustments	As Restated
Cash and cash equivalents	$911	$(124)	$787
Short-term investments	315	124	439
Merchandise inventory - net	6,686	(68)	6,618
Deferred income taxes - net	109	27	136
Total current assets	8,128	(41)	8,087
Total assets	$22,791	$(41)	$22,750
Retained earnings	10,193	(41)	10,152
Total shareholders' equity	12,016	(41)	11,975
Total liabilities and shareholders' equity	$22,791	$(41)	$22,750

	Consolidated Balance Sheet
	February 3,		February 3,
	2006		2006
(In Millions)	As Previously Reported	Adjustments	As Restated
Merchandise inventory - net	$6,706	$(71)	$6,635
Deferred income taxes - net	127	28	155
Total current assets	7,831	(43)	7,788
Total assets	$24,682	$(43)	$24,639
Retained earnings	12,234	(43)	12,191
Total shareholders' equity	14,339	(43)	14,296
Total liabilities and shareholders' equity	$24,682	$(43)	$24,639

	Consolidated Statement of Earnings
	April 29,		April 29,
Three Months Ended	2005		2005
(In Millions, Except Per Share Data)	As Previously Reported (1)	Adjustments	As Restated
Cost of sales	$6,509	$6	$6,515
Gross margin	3,404	(6)	3,398
Pre-tax earnings	959	(6)	953
Income tax provision	369	(2)	367
Net earnings	$590	$(4)	$586

Basic earnings per share	$0.76	$-	$0.76
Diluted earnings per share	$0.74	$(0.01)	$0.73

	Consolidated Statement of Shareholders' Equity
	January 28,			January 28,
	2005			2005
(In Millions)	As Previously Reported	Adjustments		As Restated
Retained Earnings	$9,634	$(37	)(2)	$9,597

(1) Certain amounts have been reclassified to conform to current classifications. Refer to Note 1 of the notes to consolidated financial statements (unaudited).
(2) This adjustment consists of the reduction in 2003 beginning retained earnings of $6 million and reductions in net earings of $22 million and $9 million for fiscal 2003 and 2004, respectively.

The restatement for the timing of recognition of early payment discounts did not affect total operating, investing or financing cash flows. The restatement for the classification of the restricted cash balances resulted in a $112 million decrease in beginning cash and cash equivalents and a decrease in cash flows from investing activities of $12 million for the three months ended April 29, 2005.

Note 3: Earnings Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of share-based awards and convertible notes as of the balance sheet date. The following table reconciles EPS for the three months ended May 5, 2006 and April 29, 2005.

	Three Months Ended
(In Millions, Except Per Share Data)	May 5, 2006	April 29, 2005
Net earnings	$841	$586
Weighted average shares outstanding	778	774
Basic earnings per share	$1.08	$0.76

Diluted earnings per share:
Net earnings	$841	$586
Net earnings adjustment for interest on convertible debt, net of tax	1	3
Net earnings, as adjusted	$842	$589
Weighted average shares outstanding	778	774
Dilutive effect of stock options	5	5
Dilutive effect of convertible debt	12	26
Weighted average shares, as adjusted	795	805
Diluted earnings per share	$1.06	$0.73

Note 4: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for a letter of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance program liabilities. Restricted balances included in short-term investments were $158 million at May 5, 2006, $124 million at April 29, 2005, and $152 million at February 3, 2006. Restricted balances included in long-term investments were $48 million at May 5, 2006, and $74 million at February 3, 2006. There were no restricted balances included in long-term investments at April 29, 2005.

Note 5: Property - Property is shown net of accumulated depreciation of $5.3 billion at May 5, 2006, $4.3 billion at April 29, 2005, and $5.1 billion at February 3, 2006.

Note 6: Supplemental Disclosure

Supplemental disclosures of cash flow information:

	Three Months Ended
(In Millions)	May 5, 2006	April 29, 2005
Cash paid for interest (net of amount capitalized)	$69	$42
Cash paid for income taxes	$228	$150
Non-cash investing and financing activities:
Conversions of long-term debt to equity	$46	$6
Non-cash fixed asset acquisitions, including assets acquired under capital lease	$11	$41

Note 7: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale equity securities, as well as foreign currency translation adjustments. Comprehensive income totaled $842 million and $586 million, compared to net earnings of $841 million and $586 million for the three months ended May 5, 2006 and April 29, 2005, respectively.

Note 8: Accounting for Share-Based Payment - Prior to February 1, 2003, the Company accounted for share-based payment plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Effective February 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” costs related to share-based payment plans included in the determination of net earnings were less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. Effective February 4, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three month period ended May 5, 2006 included: (a) the pro rata compensation cost for all share-based payments granted prior to, but not yet vested as of February 4, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the pro rata compensation cost for all share-based payments granted on or subsequent to February 4, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method of SFAS No. 123(R), results for prior periods have not been restated. For all grants, the amount of share-based payment expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service is not expected to be provided. Estimated forfeiture rates are developed based on the Company’s analysis of historical forfeiture data for homogeneous employee groups. Prior to the adoption of the fair value recognition provisions of SFAS No. 123(R), share-based payment expense was adjusted for actual forfeitures as they occurred. This transition resulted in a pre-tax cumulative effect adjustment of $10 million as of February 4, 2006. The cumulative effect adjustment was presented as a reduction of share-based payment expense for the period.

During the three month periods ended May 5, 2006 and April 29, 2005, the Company recognized share-based payment expense in selling, general and administrative expenses on the consolidated statements of current and retained earnings (unaudited) totaling $11 million and $16 million, respectively. The total income tax benefit recognized was $2 million and $4 million for the three month periods ended May 5, 2006 and April 29, 2005, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $160.6 million at May 5, 2006, of which $53.1 million will be recognized in the remainder of 2006, $53.0 million in 2007, $35.4 million in 2008 and $19.1 million thereafter. This results in these amounts being recognized over a weighted-average period of 1.47 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows (unaudited). SFAS No. 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In accordance with the modified-prospective-transition method of SFAS No. 123(R), the prior period consolidated statement of cash flows (unaudited) has not been restated to reflect this change.

As the Company adopted the fair-value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003, share-based payment expense included in the determination of net earnings for the three month period ended April 29, 2005 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share in the period if the fair-value-based method had been applied to all outstanding and unvested awards.

Three Months Ended
(In Millions, Except Per Share Data)	April 29, 2005
Net earnings, as reported	$586

Add: Share-based payment expense included in net earnings, net of related tax effects	10

Deduct: Total share-based payment expense determined under the fair-value-based method for all awards, net of related tax effects	(12)

Pro forma net earnings	$584

Earnings per share:
Basic - as reported	$0.76
Basic - pro forma	$0.75

Diluted - as reported	$0.73
Diluted - pro forma	$0.73

Overview of Share-Based Payment Plans

The Company has (a) three equity incentive plans, referred to as the “2001,” “1997,” and “1994” Incentive Plans, under which share-based awards in the form of incentive and non-qualified stock options, performance accelerated restricted stock (PARS), restricted stock and deferred stock units may be granted to key employees, (b) one share-based plan for awards to non-employee directors and (c) an employee stock purchase plan (ESPP) that allows employees to purchase Company shares through payroll deductions.

The share-based plan for non-employee directors is referred to as the Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan (Directors’ Plan). Prior to the amendment to the Directors’ Plan in 2005, each non-employee Director was awarded 4,000 options on the date of the first board meeting after each annual meeting of the Company’s shareholders, which occurs in the second quarter of each fiscal year. Since the amendment to the Directors’ Plan in 2005, each non-employee Director is awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units. The annual award amount used to determine the number of deferred stock units granted in 2005 was $85,000. The annual award amount that will be used to determine the number of deferred stock units to be granted in 2006 is $115,000.

Share-based awards may be granted to key employees and non-employee directors for up to 70.5 million shares of common stock. Stock options may be granted for up to 52.4 million shares, while PARS, restricted stock and deferred stock units, which represent nonvested stock, may be granted for up to 18.1 million shares of common stock.

At May 5, 2006, there were 11,031,716, 19,625 and 292,996 shares available for grant under the 2001, 1997 and Directors’ plans, respectively, no shares available for grant under the 1994 plan and 2,095,001 shares available under the ESPP. No awards may be granted after 2011 under the 2001 plan; after 2007 under the 1997 plan; and after 2008 under the Directors’ Plan.

On May 25, 2006, the Company’s shareholders approved the 2006 Long Term Incentive Plan, which supersedes and replaces the 2001 plan in its entirety. Outstanding awards granted under the 2001 plan prior to May 25, 2006 will continue to remain outstanding. Under the 2006 Long Term Incentive Plan, share-based awards in the form of incentive and non-qualified stock options, PARS, restricted stock and deferred stock units may be granted to key employees for up to 25.0 million shares of common stock through 2016.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

Stock options generally have terms of seven years, with normally one-third of each grant vesting each year for three years, and are assigned an exercise price of not less than the fair market value of a share of the Company’s common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which incorporates the assumptions noted in the table below. When determining expected volatility, the Company considers the historical performance of the Company’s stock as well as implied volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant based on the option’s expected term. The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised. The Company also uses historical data to estimate the timing and amount of forfeitures within the valuation model. These options are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period.

	Three Months Ended
	May 5, 2006	April 29, 2005
Assumptions used:
Expected volatility	23.6% - 29.4%	30.8% - 34.1%
Weighted average expected volatility	26.9%	31.6%
Expected dividend yield	0.27% - 0.28%	0.23% - 0.24%
Weighted average dividend yield	0.27%	0.23%
Risk-free interest rate	4.66% - 4.68%	3.76% - 3.89%
Weighted average risk-free interest rate	4.67%	3.79%
Expected term, in years	3 - 4	3 - 4
Weighted average expected term, in years	3.57	3.24

The weighted-average grant-date fair value of an option was $18.00 and $15.59 for the three month periods ended May 5, 2006 and April 29, 2005, respectively. The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $23 million and $21 million for the three month periods ended May 5, 2006 and April 29, 2005, respectively.

Transactions related to stock options issued under the 2001, 1997, 1994 and Directors’ plans for the three months ended May 5, 2006 are summarized as follows:

	Shares (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at February 3, 2006	15,297	$44.98
Granted	3,060	68.32
Canceled or expired	(129)	61.59
Exercised	(845)	39.73
Outstanding at May 5, 2006	17,383	49.23	4.2	$288,966

Vested and expected to vest at May 5, 2006 (1)	16,669	48.82	4.1	$282,733

Exercisable at May 5, 2006	11,549	$42.19	3.2	$267,181
(1) Includes vested options and outstanding, nonvested options after a forfeiture rate is applied.

Performance Accelerated Restricted Stock Awards

PARS are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest at the end of a five-year service period from the date of grant unless performance acceleration goals are achieved in which case awards vest 50% at the end of three years or 100% at the end of four years. The performance acceleration goals are based on targeted Company return on beginning non-cash assets, as defined in the PARS agreement. PARS are expensed on a straight-line basis over the shorter of the explicit service period related to the service condition or the implicit service period related to the performance conditions, based on the probability of meeting the conditions. The weighted-average grant-date fair value of PARS granted was $58.35 for the three month period ended April 29, 2005. No PARS vested during the three month periods ended May 5, 2006 and April 29, 2005.

Transactions related to PARS issued under the 2001, 1997 and 1994 plans for the three months ended May 5, 2006 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	297,915	$58.50
Granted	442,410	68.32
Canceled or expired	(2,783)	63.33
Nonvested at May 5, 2006	737,542	$64.37

Restricted Stock Awards

The restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. The weighted-average grant-date fair value of restricted stock awards granted was $59.10 for the three month period ended April 29, 2005. No restricted stock awards vested during the three month periods ended May 5, 2006 and April 29, 2005.

Transactions related to restricted stock issued under the 2001, 1997 and 1994 plans for the three months ended May 5, 2006 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	882,656	$62.34
Canceled or expired	(10,721)	59.69
Nonvested at May 5, 2006	871,935	$62.38

Deferred Stock Units

The deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant. For key employees, these awards generally vest over three to five years and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. For non-employee directors, these awards vest immediately and are expensed on the grant date. There were no deferred stock units granted during the three month period ended April 29, 2005. The total fair value of deferred stock units vested during the three month period ended May 5, 2006 was $2.4 million. No deferred stock units vested during the three month period ended April 29, 2005.

Transactions related to deferred stock units issued under the 2001, 1997, 1994 and Directors’ plans for the three months ended May 5, 2006 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	265,000	$40.31
Vested	60,000	39.30
Nonvested at May 5, 2006	205,000	$40.61

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase. The Company’s share-based payment expense is equal to 15% of the closing price on the date of purchase. Prior to the adoption of SFAS No. 123(R), the ESPP was considered an equity award. In connection with the implementation of SFAS No. 123(R), the ESPP was reclassified as a liability award. This liability award is measured at fair value at each reporting date and the share-based payment expense is recognized over the six-month offering period. Ten million shares were authorized for this plan with 2,095,001 remaining available at May 5, 2006. The next purchase date is May 31, 2006.

Note 9: Shareholders’ Equity - In January 2005, the Board of Directors authorized up to $1 billion in share repurchases through fiscal 2006. In January 2006, an additional $1 billion was authorized through fiscal 2007. The Company repurchased 8.9 million common shares during the first three months of fiscal 2006 at a cost of $600 million. As of May 5, 2006, the Company has remaining authorization under the share repurchase program of $626 million.

The Company repurchased 2.4 million common shares during the first three months of fiscal 2005 at a cost of $135 million under the share repurchase program.

During the first three months of fiscal 2006, holders of $65.1 million principal amount, $45.1 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into 1.1 million shares of the Company’s common stock at the rate of 16.448 shares per note. During the first three months of fiscal 2005, holders of $8.5 million principal amount, $6 million carrying amount, of convertible notes exercised their right to convert the notes into 0.1 million shares of the Company’s common stock at the rate of 16.448 shares per note.

During the first three months of fiscal 2006, holders of an insignificant number of the Company’s senior convertible notes issued in October 2001 exercised their right to convert the notes into shares of the Company’s common stock at the rate of 17.212 shares per note. There were no conversions during the first three months of fiscal 2005.

Note 10: Subsequent Event - The Company’s Board of Directors approved a 2-for-1 stock split of its common shares on May 25, 2006. The stock split will be effective June 30, 2006 to shareholders of record on June 16, 2006. Basic earnings per share and diluted earnings per share for the three month periods ended May 5, 2006 and April 29, 2005 are presented below on a pro forma basis to reflect the effect of the 2-for-1 stock split.

	Three Months Ended
	May 5, 2006	April 29, 2005
Basic weighted average shares outstanding - pro forma	1,557	1,548
Basic earnings per share - pro forma	$0.54	$0.38

Diluted weighted average shares outstanding - pro forma	1,590	1,610
Dilued earnings per share - pro forma	$0.53	$0.37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 5, 2006 and April 29, 2005, and the related consolidated statements of current and retained earnings and of cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lowe’s Companies, Inc. and subsidiaries as of February 3, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended prior to the restatement for early payment discounts on merchandise purchases described in Note 2 to the accompanying consolidated financial statements (not presented herein); and in our report dated April 6, 2006, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to restate the February 3, 2006 consolidated balance sheet of Lowe’s Companies, Inc. and subsidiaries (not presented herein) for early payment discounts on merchandise purchases. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying restated consolidated balance sheet as of February 3, 2006.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 12, 2006

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three month periods ended May 5, 2006 and April 29, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2006 (the Annual Report), as well as the consolidated financial statements and notes to the consolidated financial statements (unaudited) contained in this report.

As described in Note 2 to the consolidated financial statements (unaudited), during the first quarter of 2006, we reviewed our method of accounting for early payment discounts on merchandise purchases and determined we should recognize these discounts initially as a reduction of inventory cost and then as a reduction to cost of sales when the related inventory is sold. We previously recognized early payment discounts as a financing component of merchandise purchases by reducing cost of sales when the related product was purchased. Prior period financial statements have been restated for the timing of recognition of early payment discounts. The fiscal year 2005 information presented in the accompanying Management’s Discussion and Analysis reflects such restatement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements and notes to consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Our significant accounting polices are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. Our significant and critical accounting policies and estimates have not changed significantly since February 3, 2006.

OPERATIONS

The following tables set forth the percentage relationship to net sales of each line item of the consolidated statements of earnings, as well as the percentage change in dollar amounts from the prior period. These tables should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 5, 2006	April 29, 2005	2006 vs. 2005	2006 vs. 2005
Net sales	100.00%	100.00%	N/A	20%
Gross margin	34.97	34.28	69	23
Expenses:
Selling, general and administrative	20.69	21.55	(86)	15
Store opening costs	0.21	0.25	(4)	-
Depreciation	2.30	2.39	(9)	16
Interest	0.30	0.47	(17)	(26)
Total expenses	23.50	24.66	(116)	15
Pre-tax earnings	11.47	9.62	185	44
Income tax provision	4.41	3.70	71	44
Net earnings	7.06%	5.92%	114	44%

	Three Months Ended
Other Metrics	May 5, 2006	April 29, 2005
Comparable store sales increases [1]	5.7%	3.8%
Customer transactions (in millions)	169	149
Average ticket [2]	$70.74	$66.33
At end of period:
Number of stores	1,258	1,112
Sales floor square feet (in millions)	143	127
Average store size square feet (in thousands)	114	114

1 We define a comparable store as a store that has been open longer than 13 months. A store that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated store must then remain open greater than 13 months to be considered comparable.
2 We define average ticket as net sales divided by number of customer transactions.

The first quarter continued our trend of strong performance with our comparable stores delivering a 5.7% sales increase for the quarter. Average ticket increased 7% to $70.74 and total customer transactions increased 13%. Comparable store customer transactions increased fractionally compared to the first quarter of 2005.

Our first quarter was positively impacted by a week shift as a result of our 53-week fiscal 2005. The 13-week period representing the first quarter of 2006 ended on May 5, 2006. The 13-week period representing last year’s first quarter ended on April 29, 2005. This year’s first quarter includes one less week of winter and one more week of spring than last year. This week shift aided first quarter sales by approximately 3.4%, but had no impact on comparable store sales, as weeks one through 13 this year are compared to weeks two through 14 of 2005, allowing for accurate seasonal comparisons.

Our Big 3 Specialty Sales initiatives continued to perform well, delivering comparable store sales increases above the company average for the quarter. We believe continued investments in these important drivers of our business will help differentiate us and strengthen our relationship with customers.

We continue to experience the benefits of our Rapid Response Replenishment (R3) initiative, which allows us to have the right product, in the right stores, at the right time. Net inventory increased 18.1% from the first quarter of 2005, compared to an increase in sales of 20.3%.

Net earnings increased 43.5% compared to the first quarter of 2005, driven by comparable store sales increases and expense leverage.

We continue to invest in our stores and infrastructure to better serve customers and continue to capture market share. As housing turnover and home price appreciation begin to moderate, we are confident we have programs, processes and people in place to meet our customers’ needs, capture market share and drive solid earnings growth going forward.

Net Sales - Our store expansion program, which added 147 stores during the last 12 months, contributed to the increase in sales for the first quarter ended May 5, 2006, compared to the first quarter ended April 29, 2005. In addition, sales growth was driven by a comparable store sales increase of 5.7% and the positive effect of the week shift, which increased first quarter sales by approximately 3.4%.

Our comparable store sales increase of 5.7% for the quarter was driven by consumers continuing to invest in their homes, strong performance in our Big 3 Specialty Sales initiatives, as well as increased sales in hurricane-affected areas. In addition, 18 of our 21 regions delivered comparable store sales increases compared to first quarter 2005. We continue to experience higher sales in Florida and the Gulf Coast regions as we work to service customers who continue to repair damage from last year’s hurricanes. On the west coast, an unusually wet weather pattern throughout much of the quarter negatively impacted two of our western regions. However, we are beginning to experience improving sales trends in these regions as weather patterns begin to change. Additionally, one region in our North Central Division continues to feel the effects from corporate layoffs and plant closings and reported a decrease in comparable store sales for the quarter.

We experienced comparable store sales increases in 18 of our 20 product categories for the first quarter. The categories that performed above our average comparable store sales increase for the first quarter included rough plumbing, building materials, rough electrical, hardware, appliances, home environment, paint, flooring and lawn & landscape products. In addition, millwork and fashion plumbing performed at approximately the overall corporate average comparable store sales increase for the first quarter. Inflation in lumber and building materials resulted in a favorable impact on first quarter comparable store sales of approximately 60 basis points, driven by gypsum, roofing and cement products, offset slightly by deflation in lumber and plywood. Appliances continued to perform well during the first quarter of 2006, with independent measures of market share indicating that we gained 140 basis points of unit share in major appliances in the first calendar quarter compared to last year. Outdoor power equipment continues to be an important category. During the first quarter outdoor power equipment sales were negatively impacted by drier than normal weather on the east coast and heavy rain on the west coast resulting in below average comparable store sales. However, even with the adverse weather, we gained 190 basis points unit share in outdoor power equipment in the first calendar quarter compared to last year, according to independent measures of market share.

Gross Margin - The increase in gross margin as a percentage of sales compared to the first quarter of 2005 was primarily due to higher margin rates associated with the impact from additional imported goods, changes in sales mix and the positive impact from our R3 initiative. These items were slightly offset by higher fuel prices.

SG&A - SG&A was 20.7% as a percentage of sales in the first quarter of 2006 and leveraged 86 basis points versus the prior year, driven primarily by advertising and in-store service expenses. Also, rent, property taxes and other fixed expenses were leveraged due to the additional sales associated with the week shift. Although there was an increase in advertising expense compared to the first quarter of 2005, we continue to refine our marketing mix to make our advertising programs more productive, thereby resulting in the leverage of advertising expense as a percentage of sales. Likewise, our ongoing evaluation of in-store vendor service expense has allowed us to eliminate some non-value added tasks as well as in-source some tasks where appropriate, which led to the decrease as a percentage of sales. In addition, share-based payment expense was $11 million for the quarter (net of a $10 million pre-tax cumulative effect adjustment from the adoption of SFAS No. 123(R)) compared with $16 million in the same quarter of the prior year. The cumulative effect adjustment resulted in a seven basis point favorable impact as a percentage of sales over the prior year. These items were partially offset by an increase as a percentage of sales in store remerchandising expenses associated with our ongoing investment in our existing store base.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, are expensed as incurred and totaled $25 million in the first quarters of 2006 and 2005. These costs are associated with the opening of 24 new stores in the first quarter of 2006, as compared with the opening of 27 stores (25 new and two relocated) in the first quarter of 2005. Store opening costs for stores opened during the quarter averaged approximately $1.1 million per store in the first quarter of 2006 and $0.9 million in the first quarter of 2005. Because store opening costs are expensed as incurred, the expenses recognized in any quarter may fluctuate based on the timing of store openings in future or prior periods.

Depreciation - Depreciation leveraged nine basis points as a percentage of sales in the first quarter of 2006 compared to 2005, primarily due to the additional sales associated with the week shift. At May 5, 2006, we owned 84% of our stores, compared to 82% at April 29, 2005, which includes stores on leased land. Property, less accumulated depreciation, totaled $16.8 billion at May 5, 2006, an increase of 17.1% from $14.3 billion at April 29, 2005. This increase resulted primarily from our store expansion program.

Income Tax Provision - Our effective income tax rate was 38.5% for the first quarters of 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and our $1 billion senior credit facility that expires in July 2009. Net cash provided by operating activities totaled $2.1 billion and $1.2 billion for the three month periods ended May 5, 2006 and April 29, 2005, respectively. The increase in cash provided by operating activities resulted primarily from increased days payable outstanding and increased net earnings. Working capital at May 5, 2006 was $1.8 billion compared to $1.3 billion at April 29, 2005 and $2.0 billion at February 3, 2006. The increase in working capital from the first quarter of 2005 primarily resulted from our $1 billion debt issuance in October 2005 and net earnings, offset by the $600 million repayment of notes that matured in December 2005.

The primary component of net cash used in investing activities continues to be opening new stores and investing in our distribution and information technology infrastructure. Cash acquisitions of fixed assets were $732 million and $624 million for the three month periods ended May 5, 2006 and April 29, 2005, respectively. At May 5, 2006, we operated 1,258 stores in 49 states with 143 million square feet of retail selling space, representing a 13% increase over the retail selling space at April 29, 2005.

Net cash used in financing activities was $618 million for the three month period ended May 5, 2006, compared to $139 million for the three month period ended April 29, 2005. The change in cash flows from financing activities was primarily the result of greater repurchases of common stock under our share repurchase program compared to the three months ended April 29, 2005. The ratio of debt to equity plus debt was 19.3%, 23.6% and 19.8% as of May 5, 2006, April 29, 2005 and February 3, 2006, respectively.

Our 2006 capital budget is $4.2 billion, inclusive of approximately $387 million of leases.  Actual capital expenditures through the first quarter of 2006 and amounts forecasted through the end of fiscal 2006 are consistent with the 2006 budgeted amount. Approximately 79% of this planned commitment is for store expansion and new distribution centers.  Expansion plans for 2006 consist of 155 stores, including five relocations of older stores.  This planned expansion is expected to increase sales floor square footage by approximately 12%.  Approximately 67% of the 2006 projects will be owned and 33% will be ground-leased properties.

On May 5, 2006, we owned and operated 11 regional distribution centers (RDCs). We completed expansions of three existing distribution centers in Valdosta, Georgia; Statesville, North Carolina; and North Vernon, Indiana in the first quarter of 2006.  We expect to open additional RDCs in Rockford, Illinois and Lebanon, Oregon in 2007.  On May 5, 2006, we also owned and operated 10 flatbed distribution centers and leased and operated two flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We expect to open three additional flatbed distribution centers in 2006.

We have a $1 billion senior credit facility that expires in July 2009. The facility is available to support our $1 billion commercial paper program and for direct borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of a specific financial ratio. We were in compliance with those covenants at May 5, 2006. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of May 5, 2006, there were no outstanding borrowings under the facility or under our commercial paper program.

From their issuance through the end of the first quarter of 2006, principal amounts of $915 million, or approximately 91%, of our February 2001 convertible debentures had converted from debt to equity. Of this total, $65 million in principal amounts were converted in the three months ended May 5, 2006.

Holders of the senior convertible notes may convert their notes into 17.212 shares of the company’s common stock only if: the sale price of the company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred. There is no indication that we will not be able to maintain the minimum investment grade rating. During the fourth quarter of 2005, our closing share prices reached the specified threshold such that the senior convertible notes became convertible at the option of each holder into shares of common stock in the first quarter of 2006. Through May 5, 2006, holders could elect to convert each such note into 17.212 shares of common stock. During the first quarter of 2006, our closing share prices again reached the specified threshold such that the senior convertible notes would become convertible at the option of each holder into shares of common stock in the second quarter of 2006. In addition, if a change in control of the company occurs on or before October 2006, each holder of the senior convertible notes may require us to purchase for cash all or a portion of such holder’s notes. We may redeem for cash all or a portion of the notes at any time beginning October 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date.

Our debt ratings at May 5, 2006, were as follows:

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

In January 2005, the Board of Directors authorized up to $1 billion in share repurchases through fiscal 2006. In January 2006, the Board of Directors authorized up to an additional $1 billion in share repurchases through fiscal 2007. This program is intended to be implemented through purchases made from time to time either in the open market or through private transactions. Shares purchased under this program are retired and returned to authorized and unissued status. During the first quarter of 2006, we repurchased 8.9 million shares at a total cost of $600 million. As of May 5, 2006, the total remaining authorization was $626 million.

The Board of Directors approved a 2-for-1 stock split of its common shares on May 25, 2006. The stock split will be effective June 30, 2006 to shareholders of record on June 16, 2006. The Board of Directors also declared a 67% increase in the quarterly cash dividend to $0.10 per share; $0.05 per share on a post-split basis.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, change in financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2005. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

COMPANY OUTLOOK

Our 2005 fiscal year contained 53 weeks. Fiscal 2006 annual and fourth quarter comparisons will be negatively impacted by a 52- versus 53-week and 13- versus 14-week comparison, respectively. In addition, our 2006 quarterly comparisons will be impacted by a shift in comparable weeks to 2005. This week shift positively impacts the first quarter and is expected to be offset by negative impacts in the second and fourth quarters. The week shift does not impact comparable store sales results. Our 2006 guidance contemplates these factors.

Second Quarter

As of May 22, 2006, the date of our first quarter 2006 earnings release, we expected to open 24 stores during the second quarter of fiscal 2006, which ends on August 4, 2006, reflecting square footage growth of approximately 12%. Total sales were expected to increase approximately 12%. Comparable store sales were expected to increase 3% to 5%. We expected diluted earnings per share of $1.21 to $1.24. Unless otherwise noted, all comparisons are with the second quarter of fiscal 2005.

Fiscal 2006

As of May 22, 2006, the date of our first quarter 2006 earnings release, we expected to open 155 stores during fiscal 2006, which ends on February 2, 2007, reflecting total square footage growth of approximately 12%. Total sales were expected to increase 13% for the year, while comparable store sales were expected to increase 4% to 5%. We expected diluted earnings per share of $4.14 to $4.22. Unless otherwise noted, all comparisons are with fiscal 2005, a 53-week year.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act. Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.” Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as interest rate and currency fluctuations, fuel costs, and other factors which can negatively affect our customers as well as our ability to: (i) respond to decreases in the number of new housing starts and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and develop new sites for store development; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory matters; and (viii) respond to unanticipated weather conditions.  For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on form 10-K to the United Stated Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our subsequent Quarterly Reports on Form 10-Q.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially since February 3, 2006.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 5, 2006, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended May 5, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
(In Millions, Except Average Price Paid Per Share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

February 4, 2006 - March 3, 2006	1.3	$67.88	1.3	$1,140
March 4, 2006 - April 7, 2006	7.7	66.88	7.7	626
April 8, 2006 - May 5, 2006	-	-	-	626

As of May 5, 2006	9.0	$67.02	9.0	$626

(1)
During the first quarter of fiscal 2006, the Company repurchased an aggregate of 8,949,000 shares of its common stock pursuant to the Program (as defined in note 2 below).  The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On January 28, 2005, the Board of Directors approved a $1 billion share repurchase program and subsequently, on January 27, 2006, the Board of Directors increased the authorization under the share repurchase program by an additional $1 billion (the “Program”).  The repurchase authority under the Program extends through fiscal 2007.

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

LOWE'S COMPANIES, INC.

June 14, 2006 Date	/s/Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002