Form 10-Q
period 2006-08-04
LOWES COMPANIES INC
filed 2006-09-07
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT SEPTEMBER 1, 2006
Common Stock, $.50 par value	1,527,926,339

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

			July 29, 2005	February 3, 2006
		August 4, 2006	As Restated	As Restated
Assets

Current assets:
Cash and cash equivalents		$316	$987	$423
Short-term investments		456	432	453
Merchandise inventory - net		7,176	6,165	6,635
Deferred income taxes - net		165	121	155
Other current assets		215	113	122

Total current assets		8,328	7,818	7,788

Property, less accumulated depreciation		17,321	14,782	16,354
Long-term investments		200	190	294
Other assets		188	198	203

Total assets		$26,037	$22,988	$24,639

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$32	$632	$32
Accounts payable		3,629	2,987	2,832
Accrued salaries and wages		316	329	424
Self-insurance liabilities		653	546	571
Deferred revenue		826	694	709
Other current liabilities		1,206	1,002	1,264

Total current liabilities		6,662	6,190	5,832

Long-term debt, excluding current maturities		3,410	2,810	3,499
Deferred income taxes		711	691	735
Other long-term liabilities		334	252	277

Total liabilities		11,117	9,943	10,343

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
August 4, 2006	1,538
July 29, 2005	1,560
February 3, 2006	1,568	769	780	784
Capital in excess of par value		307	1,320	1,320
Retained earnings		13,843	10,944	12,191
Accumulated other comprehensive income		1	1	1

Total shareholders' equity		14,920	13,045	14,296

Total liabilities and shareholders' equity		$26,037	$22,988	$24,639

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
			July 29, 2005				July 29, 2005
	August 4, 2006		As Restated		August 4, 2006		As Restated
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$13,389	100.00	$11,929	100.00	$25,310	100.00	$21,842	100.00

Cost of sales	8,911	66.56	7,902	66.24	16,664	65.84	14,417	66.01

Gross margin	4,478	33.44	4,027	33.76	8,646	34.16	7,425	33.99

Expenses:

Selling, general and administrative	2,617	19.54	2,363	19.81	5,083	20.09	4,499	20.60

Store opening costs	28	0.21	25	0.21	53	0.20	50	0.23

Depreciation	283	2.11	236	1.97	557	2.20	473	2.16

Interest	30	0.23	39	0.33	65	0.26	86	0.39

Total expenses	2,958	22.09	2,663	22.32	5,758	22.75	5,108	23.38

Pre-tax earnings	1,520	11.35	1,364	11.44	2,888	11.41	2,317	10.61

Income tax provision	585	4.37	525	4.41	1,112	4.39	892	4.08

Net earnings	$935	6.98	$839	7.03	$1,776	7.02	$1,425	6.53

Weighted average shares outstanding - basic	1,541		1,548		1,549		1,548

Basic earnings per share	$0.61		$0.54		$1.15		$0.92

Weighted average shares outstanding - diluted	1,571		1,605		1,580		1,608

Diluted earnings per share	$0.60		$0.52		$1.13		$0.89

Cash dividends per share	$0.05		$0.03		$0.08		$0.05

Retained Earnings
Balance at beginning of period	$12,985		$10,152		$12,191		$9,597
Net earnings	935		839		1,776		1,425
Cash dividends	(77)		(47)		(124)		(78)
Balance at end of period	$13,843		$10,944		$13,843		$10,944

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
		July 29, 2005
	August 4, 2006	As Restated
Cash flows from operating activities:
Net earnings	$1,776	$1,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	591	508
Deferred income taxes	(34)	(46)
Loss on disposition/writedown of fixed and other assets	5	17
Share-based payment expense	35	38
Changes in operating assets and liabilities:
Merchandise inventory - net	(541)	(316)
Other operating assets	(93)	(29)
Accounts payable	797	292
Other operating liabilities	68	340
Net cash provided by operating activities	2,604	2,229

Cash flows from investing activities:
Purchases of short-term investments	(228)	(234)
Proceeds from sale/maturity of short-term investments	399	163
Purchases of long-term investments	(225)	(132)
Proceeds from sale/maturity of long-term investments	141	8
Decrease (increase) in other long-term assets	13	(35)
Fixed assets acquired	(1,556)	(1,365)
Proceeds from the sale of fixed and other long-term assets	23	37
Net cash used in investing activities	(1,433)	(1,558)

Cash flows from financing activities:
Repayment of long-term debt	(16)	(16)
Proceeds from issuance of common stock under employee stock purchase plan	36	32
Proceeds from issuance of common stock from stock options exercised	48	147
Cash dividend payments	(124)	(78)
Repurchase of common stock	(1,226)	(299)
Excess tax benefits of share-based payments	4	-
Net cash used in financing activities	(1,278)	(214)

Net (decrease) increase in cash and cash equivalents	(107)	457
Cash and cash equivalents, beginning of period	423	530
Cash and cash equivalents, end of period	$316	$987

 See accompanying notes to the unaudited consolidated financial statements.

 Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (Unaudited) and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements (Unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 4, 2006 and July 29, 2005, the results of operations for the three and six months ended August 4, 2006 and July 29, 2005, and cash flows for the six months ended August 4, 2006 and July 29, 2005.

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

The Company’s Board of Directors approved a 2-for-1 stock split of its common shares on May 25, 2006. The stock split was effective June 30, 2006 to shareholders of record on June 16, 2006. The par value of the Company’s common stock remained at $0.50 per share. The par value of the additional shares issued to effect the stock split totaling $384 million was reclassified from Capital in Excess of Par Value to Common Stock on the Company’s consolidated balance sheet. All prior period common share and per common share amounts have been retroactively adjusted to reflect the 2-for-1 stock split.

Note 2: Restatements - During the first quarter of 2006, management reviewed the Company’s method of accounting for early payment discounts on merchandise purchases and determined it should recognize these discounts initially as a reduction of inventory cost and then as a reduction to cost of sales when the related inventory is sold in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company previously recognized early payment discounts as a financing component of merchandise purchases by reducing cost of sales when the related product was purchased. Prior period financial statements have been restated for the timing of recognition of early payment discounts. This resulted in a reduction in net earnings of $6 million, $9 million and $22 million for fiscal years 2005, 2004 and 2003, respectively, and a reduction in beginning retained earnings in fiscal 2003 of $6 million. The Company’s future filings with the Securities and Exchange Commission for fiscal 2006 will reflect the restated information for the corresponding prior periods.

Additionally, in the third quarter of 2005, the Company determined that certain cash balances pledged as collateral principally for the Company’s casualty insurance program were restricted and thus should not have been included in cash and cash equivalents in prior periods. The Company corrected the classification of such restricted balances by including them in short-term investments, and restated prior periods to reflect this change. The effect of this restatement was a reduction in cash and cash equivalents and an increase in short-term investments of $125 million at July 29, 2005.

The following tables summarize the effect of these restatements on the Company’s consolidated balance sheets as of July 29, 2005 and February 3, 2006, as well as the effects of these changes on the Company’s consolidated statements of earnings for the three and six month periods ended July 29, 2005, and the effect on retained earnings as of January 28, 2005.

	Consolidated Balance Sheet
	July 29,		July 29,
	2005		2005
(In Millions)	As Previously Reported (1)	Adjustments	As Restated
Cash and cash equivalents	$1,112	$(125)	$987
Short-term investments	307	125	432
Merchandise inventory - net	6,231	(66)	6,165
Deferred income taxes - net	95	26	121
Total current assets	7,858	(40)	7,818
Total assets	$23,028	$(40)	$22,988
Retained earnings	10,984	(40)	10,944
Total shareholders' equity	13,085	(40)	13,045
Total liabilities and shareholders' equity	$23,028	$(40)	$22,988

	Consolidated Balance Sheet
	February 3,		February 3,
	2006		2006
(In Millions)	As Previously Reported	Adjustments	As Restated
Merchandise inventory - net	$6,706	$(71)	$6,635
Deferred income taxes - net	127	28	155
Total current assets	7,831	(43)	7,788
Total assets	$24,682	$(43)	$24,639
Retained earnings	12,234	(43)	12,191
Total shareholders' equity	14,339	(43)	14,296
Total liabilities and shareholders' equity	$24,682	$(43)	$24,639

	Consolidated Statement of Earnings
	July 29,		July 29,
Three Months Ended	2005		2005
(In Millions, Except Per Share Data)	As Previously Reported (1)	Adjustments	As Restated
Cost of sales	$7,903	$(1)	$7,902
Gross margin	4,026	1	4,027
Pre-tax earnings	1,363	1	1,364
Income tax provision	525	-	525
Net earnings	$838	$1	$839

Basic earnings per share	$0.54	$-	$0.54
Diluted earnings per share	$0.52	$-	$0.52

	Consolidated Statement of Earnings
	July 29,		July 29,
Six Months Ended	2005		2005
(In Millions, Except Per Share Data)	As Previously Reported (1)	Adjustments	As Restated
Cost of sales	$14,412	$5	$14,417
Gross margin	7,430	(5)	7,425
Pre-tax earnings	2,322	(5)	2,317
Income tax provision	894	(2)	892
Net earnings	$1,428	$(3)	$1,425

Basic earnings per share	$0.92	$-	$0.92
Diluted earnings per share	$0.89	$-	$0.89

	Consolidated Statement of Shareholders' Equity
	January 28,			January 28,
	2005			2005
(In Millions)	As Previously Reported	Adjustments		As Restated
Retained earnings	$9,634	$(37	)(2)	$9,597

(1) Certain amounts have been reclassified to conform to current classifications. Refer to Note 1 of the notes to consolidated financial statements (unaudited).
(2) This adjustment consists of the reduction in 2003 beginning retained earnings of $6 million and reductions in net earnings of $22 million and $9 million for fiscal 2003 and 2004, respectively.

The restatement for the timing of recognition of early payment discounts did not affect total operating, investing or financing cash flows. The restatement for the classification of the restricted cash balances resulted in a decrease in beginning cash and cash equivalents of $112 million and a decrease in cash flows from investing activities of $13 million for the six months ended July 29, 2005.

Note 3: Earnings Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of share-based awards and convertible notes as of the balance sheet date. The following table reconciles EPS for the three and six months ended August 4, 2006 and July 29, 2005.

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Data)	August 4, 2006	July 29, 2005	August 4, 2006	July 29, 2005
Net earnings	$935	$839	$1,776	$1,425
Weighted average shares outstanding	1,541	1,548	1,549	1,548
Basic earnings per share	$0.61	$0.54	$1.15	$0.92

Diluted earnings per share:
Net earnings	$935	$839	$1,776	$1,425
Net earnings adjustment for interest on convertible debt, net of tax	1	3	2	7
Net earnings, as adjusted	$936	$842	$1,778	$1,432
Weighted average shares outstanding	1,541	1,548	1,549	1,548
Dilutive effect of stock options	8	9	8	9
Dilutive effect of convertible debt	22	48	23	51
Weighted average shares, as adjusted	1,571	1,605	1,580	1,608
Diluted earnings per share	$0.60	$0.52	$1.13	$0.89

Note 4: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for a letter of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance program liabilities. Restricted balances included in short-term investments were $182 million at August 4, 2006, $125 million at July 29, 2005, and $152 million at February 3, 2006. Restricted balances included in long-term investments were $27 million at August 4, 2006, and $74 million at February 3, 2006. There were no restricted balances included in long-term investments at July 29, 2005.

Note 5: Property - Property is shown net of accumulated depreciation of $5.6 billion at August 4, 2006, $4.5 billion at July 29, 2005, and $5.1 billion at February 3, 2006.

Note 6: Supplemental Disclosure

Net interest expense is comprised of the following:
	Three Months Ended		Six Months Ended
(In Millions)	August 4, 2006	July 29, 2005	August 4, 2006	July 29, 2005
Long-term debt	$42	$39	$83	$79
Mortgage interest	1	1	1	2
Capitalized leases	9	10	19	20
Amortization of original issue discount and loan costs	1	5	2	10
Interest income	(15)	(11)	(27)	(15)
Interest capitalized	(8)	(5)	(13)	(10)
Net interest expense	$30	$39	$65	$86

Supplemental disclosures of cash flow information:
	Six Months Ended
(In Millions)	August 4, 2006	July 29, 2005
Cash paid for interest (net of amount capitalized)	$92	$90
Cash paid for income taxes	$1,272	$884
Non-cash investing and financing activities:
Conversions of long-term debt to equity	$74	$245
Non-cash fixed asset acquisitions, including assets acquired under capital lease	$26	$40

Note 7: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale equity securities, as well as foreign currency translation adjustments. Comprehensive income totaled $933 million and $840 million, compared to net earnings of $935 million and $839 million for the three months ended August 4, 2006 and July 29, 2005, respectively. For the six months ended August 4, 2006 and July 29, 2005, comprehensive income totaled $1.8 billion and $1.4 billion, compared to net earnings of $1.8 billion and $1.4 billion, respectively.

Note 8: Accounting for Share-Based Payment - Prior to February 1, 2003, the Company accounted for share-based payment plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Effective February 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” costs related to share-based payment plans included in the determination of net earnings were less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. Effective February 4, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six month periods ended August 4, 2006 included: (a) the pro rata compensation cost for all share-based payments granted prior to, but not yet vested as of February 4, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the pro rata compensation cost for all share-based payments granted on or subsequent to February 4, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method of SFAS No. 123(R), results for prior periods have not been restated. For all grants, the amount of share-based payment expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service is not expected to be provided. Estimated forfeiture rates are developed based on the Company’s analysis of historical forfeiture data for homogeneous employee groups. Prior to the adoption of the fair value recognition provisions of SFAS No. 123(R), share-based payment expense was adjusted for actual forfeitures as they occurred. This transition resulted in a pre-tax cumulative effect adjustment of $10 million as of February 4, 2006. The cumulative effect adjustment was presented as a reduction of share-based payment expense in the first quarter of 2006.

For the three month periods ended August 4, 2006 and July 29, 2005, the Company recognized share-based payment expense in selling, general and administrative (SG&A) expenses on the consolidated statements of current and retained earnings (unaudited) totaling $24 million and $22 million, respectively. For the six month periods ended August 4, 2006 and July 29, 2005, share-based payment expense reflected in SG&A expenses totaled $35 million and $38 million, respectively. The total income tax benefit recognized was $8 million and $6 million for the three month periods ended August 4, 2006 and July 29, 2005, respectively. For the six month periods ended August 4, 2006 and July 29, 2005, the total income tax benefit recognized was $10 million in each period.

Total unrecognized share-based payment expense for all share-based payment plans was $149 million at August 4, 2006, of which $36 million will be recognized for the remainder of 2006, $55 million in 2007, $38 million in 2008 and $20 million thereafter. This results in these amounts being recognized over a weighted-average period of 1.4 years.

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

As the Company adopted the fair-value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003, share-based payment expense included in the determination of net earnings for the three and six month periods ended July 29, 2005 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share in the period if the fair-value-based method had been applied to all outstanding and unvested awards.

	Three Months Ended	Six Months Ended
	July 29,	July 29,
(In Millions, Excepts Per Share Data)	2005	2005
Net earnings, as reported	$839	$1,425

Add: Stock-based compensation expense included in net earnings, net of related tax effects	13	23

Deduct: Total stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(13)	(25)

Pro forma net earnings	$839	$1,423

Earnings per share:
Basic - as reported	$0.54	$0.92
Basic - pro forma	$0.54	$0.92

Diluted - as reported	$0.52	$0.89
Diluted - pro forma	$0.52	$0.89

Overview of Share-Based Payment Plans

The Company has (a) four equity incentive plans, referred to as the “2006,” “2001,” “1997,” and “1994” Incentive Plans, under which share-based awards in the form of incentive and non-qualified stock options, performance accelerated restricted stock (PARS), restricted stock and deferred stock units may be granted to key employees, (b) one share-based plan for awards to non-employee directors and (c) an employee stock purchase plan (ESPP) that allows employees to purchase Company shares through payroll deductions. These plans contain a nondiscretionary antidilution provision that is designed to equalize the value of an award as a result of an equity restructuring.

The share-based plan for non-employee directors is referred to as the Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan (Directors’ Plan). Prior to the amendment to the Directors’ Plan in 2005, each non-employee Director was awarded 8,000 options on the date of the first board meeting after each annual meeting of the Company’s shareholders, which occurs in the second quarter of each fiscal year. Since the amendment to the Directors’ Plan in 2005, each non-employee Director is awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units. The annual award amount used to determine the number of deferred stock units granted to each director was $115,000 and $85,000 in 2006 and 2005, respectively.

Share-based awards may be granted to key employees and non-employee directors for up to 169.0 million shares of common stock. Stock options may be granted for up to 129.2 million shares, while PARS, restricted stock and deferred stock units, which represent nonvested stock, may be granted for up to 39.8 million shares of common stock.

At August 4, 2006, there were 50.5 million shares available for grant under the 2006, 2001, 1997 and Directors’ plans, no shares available for grant under the 1994 plan and 2.8 million shares available under the ESPP. No awards may be granted after 2016 under the 2006 plan; after 2011 under the 2001 plan; after 2007 under the 1997 plan; and after 2008 under the Directors’ Plan.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

Stock options generally have terms of seven years, with normally one-third of each grant vesting each year for three years, and are assigned an exercise price of not less than the fair market value of a share of the Company’s common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical performance of the Company’s stock as well as implied volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant based on the option’s expected term. The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised. The Company also uses historical data to estimate the timing and amount of forfeitures. These options are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period. The assumptions used in the Black-Scholes option-pricing model for options granted in the three and six month periods ended August 4, 2006 and July 29, 2005 were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2006	July 29, 2005	August 4, 2006	July 29, 2005
Assumptions used:
Expected volatility	22.3%-27.2%	N/A	22.3%-29.4%	30.8%-34.1%
Weighted average expected volatility	24.1%	-	26.8%	31.6%
Expected dividend yield	0.29%-0.31%	N/A	0.27%-0.31%	0.23%-0.24%
Weighted average dividend yield	0.30%	-	0.28%	0.23%
Risk-free interest rate	4.91%	N/A	4.66%-4.97%	3.76%-3.89%
Weighted average risk-free interest rate	4.91%	-	4.69%	3.79%
Expected term, in years	3-4	N/A	3-4	3-4
Weighted average expected term, in years	3.36	-	3.57	3.24

The weighted-average grant-date fair value of options granted was $6.73 for the three month period ended August 4, 2006. There were no options granted in the three month period ended July 29, 2005. The weighted-average grant-date fair value of options granted was $8.86 and $7.79 for the six month periods ended August 4, 2006 and July 29, 2005, respectively. The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $9 million and $97 million for the three month periods ended August 4, 2006 and July 29, 2005, respectively. For the six month periods ended August 4, 2006 and July 29, 2005, the total intrinsic value of options exercised totaled $32 million and $118 million, respectively.

Transactions related to stock options issued under the 2006, 2001, 1997, 1994 and Directors’ plans for the six months ended August 4, 2006 are summarized as follows:
	Shares (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at February 3, 2006	30,595	$22.48
Granted	6,684	33.66
Canceled, forfeited or expired	(593)	31.19
Exercised	(2,462)	19.73
Outstanding at August 4, 2006	34,224	24.72	4.0	$174,132
Vested and expected to vest at August 4, 2006 (1)	32,938	24.43	3.9	174,029
Exercisable at August 4, 2006	22,819	$21.27	3.0	$172,620

(1) Includes outstanding vested options as well as outstanding, nonvested options after a forfeiture rate is applied.

Performance Accelerated Restricted Stock Awards

PARS are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest at the end of a five-year service period from the date of grant unless performance acceleration goals are achieved in which case awards vest 50% at the end of three years or 100% at the end of four years. The performance acceleration goals are based on targeted Company return on beginning non-cash assets, as defined in the PARS agreement. PARS are expensed on a straight-line basis over the shorter of the explicit service period related to the service condition or the implicit service period related to the performance conditions, based on the probability of meeting the conditions. The Company uses historical data to estimate the timing and amount of forfeitures. The weighted-average grant-date fair value of PARS granted was $28.15 for the three month period ended August 4, 2006. There were no PARS granted in the three month period ended July 29, 2005. The weighted-average grant-date fair value of PARS granted was $34.10 and $29.18 for the six month periods ended August 4, 2006 and July 29, 2005, respectively. No PARS vested during the three and six month periods ended August 4, 2006. The total fair value of PARS vested during the three and six month periods ended July 29, 2005 was $1 million.

Transactions related to PARS issued under the 2006, 2001, 1997 and 1994 plans for the six months ended August 4, 2006 are summarized as follows:
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	595,830	$29.25
Granted	893,160	34.10
Canceled or forfeited	(33,712)	31.95
Nonvested at August 4, 2006	1,455,278	$32.16

Restricted Stock Awards

The restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. The Company uses historical data to estimate the timing and amount of forfeitures. The weighted-average grant-date fair value of restricted stock awards granted was $28.15 for the three month period ended August 4, 2006. There were no restricted stock awards granted in the three month period ended July 29, 2005. The weighted-average grant-date fair value of restricted stock awards granted was $28.15 and $29.55 for the six month periods ended August 4, 2006 and July 29, 2005, respectively. No restricted stock awards vested during the three and six month periods ended August 4, 2006. The total fair value of restricted stock awards vested during the three and six month periods ended July 29, 2005 was $4 million.

Transactions related to restricted stock issued under the 2006, 2001, 1997 and 1994 plans for the six months ended August 4, 2006 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	1,765,312	$31.17
Granted	3,200	28.15
Canceled or forfeited	(52,018)	30.50
Nonvested at August 4, 2006	1,716,494	$31.19

Deferred Stock Units

The deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant. For key employees, these awards generally vest over three to five years and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. The Company uses historical data to estimate the timing and amount of forfeitures. For non-employee directors, these awards vest immediately and are expensed on the grant date. The weighted-average grant-date fair value of deferred stock units granted was $31.02 and $28.58 for the three and six month periods ended August 4, 2006 and July 29, 2005, respectively. The total fair value of deferred stock units vested during the three month periods ended August 4, 2006 and July 29, 2005 was $1 million and $17 million, respectively. The total fair value of deferred stock units vested during the six month periods ended August 4, 2006 and July 29, 2005 was $5 million and $17 million, respectively. There were 568,000 deferred stock units outstanding at August 4, 2006.

Transactions related to deferred stock units issued under the 2006, 2001, 1997, 1994 and Directors’ plans for the six months ended August 4, 2006 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	500,000	$19.65
Granted	38,000	31.02
Vested	(158,000)	22.38
Nonvested at August 4, 2006	380,000	$19.65

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase. The Company’s share-based payment expense is equal to 15% of the closing price on the date of purchase. Prior to the adoption of SFAS No. 123(R), the ESPP was considered an equity award. In connection with the implementation of SFAS No. 123(R), the ESPP was reclassified as a liability award. This liability award is measured at fair value at each reporting date and the share-based payment expense is recognized over the six-month offering period. Twenty million shares were authorized for this plan with 2,838,670 remaining available at August 4, 2006. The Company issued 1,351,332 shares of common stock pursuant to this plan during the six month period ended August 4, 2006.

Note 9: Shareholders’ Equity -The Company repurchased 38.1 million and 10.5 million common shares under the share repurchase program during the first six months of fiscal 2006 and 2005, respectively. The total cost of the share repurchases was $1.2 billion and $299 million, respectively. As of August 4, 2006, the Company had no remaining authorization under the share repurchase program. However, on August 18, 2006, the Company’s Board of Directors authorized up to an additional $2 billion in share repurchases through fiscal 2008.

During the first six months of fiscal 2006, holders of $107 million principal amount, $74 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into 3.5 million shares of the Company’s common stock at the rate of 32.896 shares per note. During the first six months of fiscal 2005, holders of $361 million principal amount, $245 million carrying amount, of convertible notes exercised their right to convert the notes into 11.9 million shares of the Company’s common stock at the rate of 32.896 shares per note.

During the first six months of fiscal 2006, holders of an insignificant number of the Company’s senior convertible notes issued in October 2001 exercised their right to convert the notes into shares of the Company’s common stock at the rate of 34.424 shares per note. There were no conversions during the first six months of fiscal 2005.

The convertible note agreements contain a nondiscretionary antidilution provision that is designed to equalize the conversion value as a result of an equity restructuring.

Note 10: Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-1 (EITF 05-1), “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” This guidance provides that, upon the issuer’s exercise of a call option, the call option and the resulting equity securities issued be accounted for as a conversion; provided that the debt instrument, at issuance, contains a substantive conversion feature. The transaction, otherwise, should be recorded as a debt extinguishment. The guidance is effective for all conversions within the scope of EITF 05-1 that result from the exercise of call options in interim or annual reporting periods beginning after June 28, 2006. For instruments issued before the effective date, the assessment as to whether a substantive conversion feature exists at issuance should be based on assumptions, considerations, and/or marketplace information available as of the issuance date. The Company’s convertible notes contain substantive conversion features. Therefore, the call option and resulting issuance of equity securities would be accounted for as a conversion upon exercise. There is no immediate impact of this consensus to the Company’s consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-3 (EITF 06-3), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” This guidance provides that entities should present such taxes on either a gross or net basis based on their accounting policies, which should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting periods beginning after December 15, 2006. The Company’s accounting policy is to record such taxes on a net basis, which is disclosed in Note 1 of the Company’s Annual Report. Therefore, the implementation of EITF 06-3 in the first quarter of fiscal 2007 is not expected to have a material impact on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 4, 2006 and July 29, 2005, and the related consolidated statements of current and retained earnings for the fiscal three-month and six-month periods then ended, and of cash flows for the fiscal six-month periods ended August 4, 2006 and July 29, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lowe’s Companies, Inc. and subsidiaries as of February 3, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the fiscal year then ended prior to restatement for early payment discounts on merchandise purchases described in Note 2 to the accompanying consolidated financial statements (not presented herein); and in our report dated April 6, 2006, we expressed an unqualified opinion on those consolidated financial statements.  We also audited the adjustments described in Note 2 that were applied to adjust the February 3, 2006 consolidated balance sheet of Lowe’s Companies, Inc. and subsidiaries (not presented herein) for early payment discounts on merchandise purchases.  In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying restated consolidated balance sheet as of February 3, 2006.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
September 6, 2006

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six month periods ended August 4, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2006 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

The Board of Directors approved a 2-for-1 stock split of our common shares on May 25, 2006. The stock split was effective June 30, 2006 to shareholders of record on June 16, 2006. All prior period common share and per common share amounts have been retroactively adjusted to reflect the 2-for-1 stock split.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) contained in this report that have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Our significant accounting polices are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. Our significant and critical accounting policies have not changed significantly since February 3, 2006.

OPERATIONS

The following tables set forth the percentage relationship to net sales of each line item of the consolidated statements of earnings, as well as the percentage change in dollar amounts from the prior period. These tables should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 4, 2006	July 29, 2005	2006 vs. 2005	2006 vs. 2005
Net sales	100.00%	100.00%	N/A	12%
Gross margin	33.44	33.76	(32)	11
Expenses:
Selling, general and administrative	19.54	19.81	(27)	11
Store opening costs	0.21	0.21	0	12
Depreciation	2.11	1.97	14	20
Interest	0.23	0.33	(10)	(23)
Total expenses	22.09	22.32	(23)	11
Pre-tax earnings	11.35	11.44	(9)	11
Income tax provision	4.37	4.41	(4)	11
Net earnings	6.98%	7.03%	(5)	11%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 4, 2006	July 29, 2005	2006 vs. 2005	2006 vs. 2005
Net sales	100.00%	100.00%	N/A	16%
Gross margin	34.16	33.99	17	16
Expenses:
Selling, general and administrative	20.09	20.60	(51)	13
Store opening costs	0.20	0.23	(3)	6
Depreciation	2.20	2.16	4	18
Interest	0.26	0.39	(13)	(24)
Total expenses	22.75	23.38	(63)	13
Pre-tax earnings	11.41	10.61	80	25
Income tax provision	4.39	4.08	31	25
Net earnings	7.02%	6.53%	49	25%

	Three Months Ended		Six Months Ended
Other Metrics	August 4, 2006	July 29, 2005	August 4, 2006	July 29, 2005
Comparable store sales increases [1]	3.3%	6.5%	4.4%	5.2%
Customer transactions (in millions)	191	177	359	326
Average ticket [2]	$70.21	$67.40	$70.46	$66.91
At end of period:
Number of stores	1,281	1,138
Sales floor square feet (in millions)	145	129
Average store size square feet (in thousands)	113	114

1 We define a comparable store as a store that has been open longer than 13 months. A store that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated store must then remain open greater than 13 months to be considered comparable.
2 We define average ticket as net sales divided by number of customer transactions.

Our continued focus on customer service and providing compelling merchandise helped drive sales of $13.4 billion, a 12% increase over the second quarter of 2005, including a comparable store sales increase of 3.3%. This increase occurred despite a slow down in consumer spending as a result of continued pressures on the consumer, including the prolonged period of elevated fuel prices, increasing concerns about the geo-political environment and increasing interest rates.

Additionally, sales for the quarter were negatively impacted by a week shift which resulted from Fiscal 2005 containing 53 weeks of operating results. The negative impact from the week shift on our second quarter sales was approximately $190 million or 1.6%, but the week shift benefited our first quarter sales by approximately $340 million or 3.4%. This week shift had no impact on comparable store sales, as similar calendar weeks were compared.

Our Big 3 Specialty Sales initiatives which include Installed Sales, Special Order Sales and Commercial Business Customers remain an important part of our growth strategy and are drivers of our business. We continue to improve our offering in these specialty sales categories and strengthen our relationships with customers. This in addition to innovative merchandising programs and focused customer service contributed to an average ticket increase of 4% to $70.21 in the second quarter, while total customer transactions increased almost 8%.

We continue to invest in our stores and infrastructure to better serve customers and continue to capture market share. Across the country, where momentum has moderated, we are confident we have the processes in place to capture market share, control our expenses and drive solid earnings growth going forward.

Net Sales - Despite a slow down in consumer spending in the second quarter, the increase in sales for the second quarter and six months ended August 4, 2006 was driven by our store expansion program, which added 143 stores during the last 12 months, and increases in comparable store sales which were driven by continued focus on customer service and strong performance in our Big 3 Specialty Sales initiatives.

Our South Central Division delivered solid comparable store sales driven in part by customers who continue to repair damage from last year’s devastating hurricanes. Stores in our South East Division also delivered solid comparable stores sales, with the exception of Florida, which is compared to two years of very strong sales driven by active 2004 and 2005 hurricane seasons. In the North Central Division, we saw our store performance improve as the employment picture in the Midwest stabilizes following several years of employment pressures in the region. However, certain stores in our West Coast regions continued to experience weaker sales during the second quarter.

We experienced comparable store sales increases in 17 of our 20 product categories for the second quarter. The categories that performed above our average comparable store sales increase for the second quarter included rough plumbing, building materials, rough electrical, home environment, paint, flooring and lawn & landscape products. In addition, hardware, fashion plumbing, nursery and seasonal living performed at approximately the overall corporate average comparable store sales increase for the second quarter. Inflation in gypsum, roofing and cement products offset deflation in lumber and plywood, and resulted in a net favorable impact on second quarter comparable store sales of approximately 20 basis points. All of our 20 product categories gained unit share in the second calendar quarter according to independent measures of market share, including major appliances and outdoor power equipment which each gained 130 basis points of unit share.

Gross Margin - The decrease in gross margin as a percentage of sales compared to the second quarter of 2005 was impacted by higher fuel costs, a more promotional environment, markdowns to sell through seasonal inventory and inventory shrink. These items were offset slightly by product sales mix shifts and a larger proportion of imported goods.

The increase in gross margin as a percentage of sales for the first six months of 2006 was primarily due to higher margin rates associated with the impact of additional imported goods and changes in product sales mix. These items were slightly offset by higher fuel prices, increased promotional activity and markdowns to sell through seasonal inventory.

SG&A - SG&A was 19.5% of sales in the second quarter of 2006 and leveraged 27 basis points versus the prior year, driven primarily by lower expenses related to bonus and retirement plans as well as lower private label credit expenses. All proprietary credit programs are serviced and managed by General Electric Company. Leverage relating to the private label credit program was driven by improved loss performance following the October 2005 bankruptcy legislation. In addition, in the second quarter we received our share of the bank card antitrust settlement, which was approximately $14 million. These items were offset slightly by de-leverage in utilities and fuel expenses.

For the first six months of 2006, the key drivers of the decrease in SG&A as a percentage of sales were also lower expenses related to bonus and retirement plans as well as lower private label credit expenses.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, are expensed as incurred and totaled $28 million in the second quarter of 2006 compared to $25 million in the second quarter of 2005. These costs are associated with the opening of 24 stores in the second quarter of 2006 (23 new and one relocated), as compared with the opening of 27 stores (26 new and one relocated) in the second quarter of 2005. Store opening costs for stores opened during the quarter averaged approximately $1.0 million per store in the second quarter of 2006 and $0.8 million in the second quarter of 2005. Because store opening costs are expensed as incurred, the expenses recognized in any quarter may fluctuate based on the timing of store openings in future or prior periods.

Store opening costs of $53 million and $50 million for the first six months of 2006 and 2005, respectively, were associated with the opening of 48 stores in 2006 (47 new and one relocated), compared to 54 stores in 2005 (51 new and three relocated).

Depreciation - Depreciation increased 20% and 18% for the three and six month periods ended August 4, 2006, respectively, compared to the prior year as a result of increased capital expenditures. Property, less accumulated depreciation, totaled $17.3 billion at August 4, 2006, an increase of 17.2% from $14.8 billion at July 29, 2005. This increase resulted from our store and distribution center expansion programs as well as our remerchandising efforts. At August 4, 2006, we owned 84% of our stores, compared to 82% at July 29, 2005, which includes stores on leased land.

Income Tax Provision - Our effective income tax rate was 38.5% for both the quarter and six month periods ended August 4, 2006 and July 29, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and our $1 billion senior credit facility that expires in July 2009. Net cash provided by operating activities totaled $2.6 billion and $2.2 billion for the six month periods ended August 4, 2006 and July 29, 2005, respectively. The increase in cash provided by operating activities resulted primarily from increased days payable outstanding and increased net earnings, partially offset by an increase in inventory. Working capital at August 4, 2006 was $1.7 billion compared to $1.6 billion at July 29, 2005 and $2.0 billion at February 3, 2006. The increase in working capital from the second quarter of 2005 primarily resulted from our $1 billion debt issuance in October 2005 and net earnings, offset by share repurchases and the $600 million repayment of notes that matured in December 2005.

The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through minor resets and remerchandising, and investing in our distribution and information technology infrastructure. Cash acquisitions of fixed assets were $1.6 billion and $1.4 billion for the six month periods ended August 4, 2006 and July 29, 2005, respectively. At August 4, 2006, we operated 1,281 stores in 49 states with 145 million square feet of retail selling space, representing a 12% increase over the retail selling space at July 29, 2005.

Net cash used in financing activities was $1.3 billion for the six month period ended August 4, 2006, compared to $214 million for the six month period ended July 29, 2005. The change in cash flows from financing activities was primarily the result of greater repurchases of common stock under our share repurchase program compared to the six months ended July 29, 2005. The ratio of debt to equity plus debt was 18.7%, 20.9% and 19.8% as of August 4, 2006, July 29, 2005 and February 3, 2006, respectively.

Our 2006 capital budget is $4.2 billion, inclusive of approximately $387 million of leases.  Actual capital expenditures through the second quarter of 2006 and amounts forecasted through the end of fiscal 2006 are consistent with the 2006 budgeted amount. Approximately 79% of this planned commitment is for store expansion and new distribution centers.  Expansion plans for 2006 consist of 155 stores, including four relocations of older stores.  This planned expansion is expected to increase sales floor square footage by approximately 12%.  Of the 2006 projects, 100% will be owned which includes stores on leased land.

On August 4, 2006, we owned and operated 11 regional distribution centers (RDCs). We expect to open additional RDCs in Rockford, Illinois and Lebanon, Oregon in 2007.  On August 4, 2006, we had 13 flatbed distribution centers for the handling of lumber, building materials and other long-length items. We owned and operated 11 of these flatbed distribution centers, and we leased and operated two flatbed distribution centers.  We expect to open two additional flatbed distribution centers in 2006.

We have a $1 billion senior credit facility that expires in July 2009. The facility is available to support our $1 billion commercial paper program and for direct borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the facility. We were in compliance with those covenants at August 4, 2006. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of August 4, 2006, there were no outstanding borrowings under the facility or under our commercial paper program.

From their issuance through the end of the second quarter of 2006, principal amounts of $957 million, or approximately 95%, of our February 2001 convertible debentures had converted from debt to equity. Of this total, $42 million in principal amounts were converted in the second quarter of 2006 and $107 million in principal amounts were converted in the six months ending August 4, 2006.

Holders of the senior convertible notes may convert their notes into 34.424 shares of the company’s common stock only if: the sale price of the company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred. Additionally, if a change in control of the company occurs on or before October 2006, each holder of the senior convertible notes may require us to purchase for cash all or a portion of such holder’s notes. There is no indication that we will not be able to maintain the minimum investment grade rating. During the first quarter of 2006, our closing share prices reached the specified threshold such that the senior convertible notes became convertible at the option of each holder into shares of common stock in the second quarter of 2006. Through August 4, 2006, holders could elect to convert each such note into 34.424 shares of common stock. From their issuance through the end of the second quarter of 2006, less than 0.1% of the senior convertible notes had converted from debt to equity. During the second quarter of 2006, our closing share prices did not reach the specified threshold, and therefore, the senior convertible notes will not be convertible at the option of each holder during the third quarter of 2006. We may redeem for cash all or a portion of the notes at any time beginning October 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date.

Our debt ratings at August 4, 2006, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial Paper	A1	P1	F1+
Senior debt	A+	A2	A+
Outlook	Stable	Positive	Stable

On August 29, 2006, Moody’s upgraded our debt rating for senior debt to A1 from A2 with a stable outlook and affirmed our P1 commercial paper rating.

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

During the first six months of 2006, we repurchased 38.1 million common shares under the share repurchase program at a total cost of $1.2 billion. As of August 4, 2006, there was no remaining authorization under the share repurchase program. However, on August 18, 2006, the Board of Directors authorized up to an additional $2 billion in share repurchases through fiscal 2008.

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

COMPANY OUTLOOK

Our 2005 fiscal year contained 53 weeks. Fiscal 2006 annual and fourth quarter comparisons will be negatively impacted by a 52- versus 53-week and 13- versus 14-week comparison, respectively. In addition, our 2006 quarterly comparisons will be impacted by a shift in comparable weeks to 2005. This week shift positively impacts the first quarter, negatively impacts the second quarter and is expected to negatively impact the fourth quarter. The week shift does not impact comparable store sales results. Our 2006 guidance contemplates these factors.

Third Quarter

As of August 21, 2006, the date of our second quarter 2006 earnings release, we expected to open 48 stores during the third quarter of fiscal 2006, which ends on November 3, 2006, reflecting square footage growth of approximately 13%. Total sales were expected to increase approximately 11%. Comparable store sales were expected to increase 0% to 2%. We expected diluted earnings per share of $0.45 to $0.48. Unless otherwise noted, all comparisons are with the third quarter of fiscal 2005.

Fiscal 2006

As of August 21, 2006, the date of our second quarter 2006 earnings release, we expected to open 155 stores during fiscal 2006, which ends on February 2, 2007, reflecting total square footage growth of approximately 12%. Total sales were expected to increase 11% for the year, while comparable store sales were expected to increase 2% to 3%. We expected diluted earnings per share of $2.00 to $2.07. Unless otherwise noted, all comparisons are with fiscal 2005, a 53-week year.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act. Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.” Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as interest rate and currency fluctuations, fuel and other energy costs, inflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to: (i) respond to decreases in the number of new housing starts and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and develop new sites for store development; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory matters; and (viii) respond to unanticipated weather conditions.  For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on form 10-K to the United Stated Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 4, 2006, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended August 4, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
(In Millions, Except Average Price Paid Per Share)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

May 6, 2006 - June 2, 2006	5.9	$31.12	5.9	$444
June 3, 2006 - July 7, 2006	14.3	31.01	14.3	-
July 8, 2006 - August 4, 2006	-	-	-	-
				-
As of August 4, 2006	20.2	$31.04	20.2	$-

(1)
During the second quarter of fiscal 2006, the Company repurchased an aggregate of 20,169,800 shares of its common stock pursuant to the Program.  The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On August 18, 2006, the Board of Directors authorized the Company to repurchase up to an additional $2 billion of common shares through fiscal 2008. The Company expects to implement the program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

Item 4. - Submission of Matters to a Vote of Security Holders

        (a)   The annual meeting of shareholders was held on May 25, 2006
        (b)   Directors elected at the meeting were: Peter C. Browning, Marshall O. Larsen, Stephen F. Page and O. Temple Sloan, Jr.

Incumbent Directors whose terms expire in subsequent years are: Robert A. Niblock, Leonard L. Berry, Paul Fulton, Dawn E. Hudson, Robert A. Ingram, Robert L. Johnson and Richard K. Lochridge.

(c)   The matters voted upon at the meeting and the results of the voting were as follows:

                           (1)   Election of Directors:
	CLASS	TERM EXPIRING	FOR	WITHHELD
Peter C. Browning	II	2009	694,647,374	11,162,599
Marshall O. Larsen	II	2009	700,063,731	5,746,242
Stephen F. Page	II	2009	700,163,881	5,646,093
O. Temple Sloan, Jr.	II	2009	700,034,341	5,775,633

                                   (2)   Approval of the Lowe’s Companies, Inc. 2006 Annual Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
684,741,729	15,563,960	5,504,284	1

                                   (3)   Approval of the Lowe’s Companies, Inc. 2006 Long Term Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
583,834,810	24,825,116	5,361,718	91,788,329

                          (4)   Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2006 Fiscal Year:

FOR	AGAINST	ABSTAIN
695,688,877	6,105,739	4,015,357

                                   (5)   Approval of the amendment to the Lowe’s Companies, Inc. Articles of Incorporation:

FOR	AGAINST	ABSTAIN
620,045,632	72,311,767	13,452,574

               (6)   Approval of shareholder proposal entitled “Wood Procurement Report”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
39,178,476	520,733,781	54,109,387	91,788,329

Item 6. - Exhibits

Exhibit 3.1 -  Restated and Amended Charter, July 3, 2006

Exhibit 10.1 - Lowe’s Companies, Inc. 2006 Annual Incentive Plan

Exhibit 10.2 - Lowe's Companies, Inc. 2006 Long Term Incentive Plan

            Exhibit 15.1 - Deloitte & Touche LLP Letter re unaudited interim financial information

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

LOWE'S COMPANIES, INC.

September 7, 2006 Date	/s/Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated and Amended Charter, July 3, 2006

10.1	Lowe's Companies, Inc. 2006 Annual Incentive Plan

10.2	Lowe's Companies, Inc.2006 Long Term Incentive Plan

15.1	Deloitte & Touche LLP Letter re unaudited interim financial information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002