Form 10-K/A
period 2006-02-03
LOWES COMPANIES INC
filed 2006-09-29
CIK 60667

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 31, 2006
Common Stock, $.50 par value	1,551,613,794

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Lowe’s 2005 Annual Report to Shareholders	Parts I and II
Portions of the Proxy Statement for Lowe’s 2006 Annual Meeting of Shareholders	Part III

Explanatory Statement

Why we are filing this Amendment to our Form 10-K
We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended February 3, 2006 (“2005 10-K”) to restate our consolidated financial statements and related disclosures to correct the method of accounting for early payment discounts on merchandise purchases as discussed in Note 2 to the consolidated financial statements.

Method of accounting for early payment discounts on merchandise purchases
During the first quarter of 2006, we reviewed the method of accounting we have historically used for early payment discounts on our merchandise purchases. Upon completing that review, management determined we should recognize early payment discounts initially as a reduction of inventory cost and then as a reduction to cost of sales in the period when the related inventory is sold. We had previously recognized them as a financing component of our merchandise purchases by reducing cost of sales in the period when we purchased the related products.

The restatement of our prior period financial statements to reflect this change in method of accounting for early payment discounts reduces our net earnings by $6 million, $9 million and $22 million in fiscal years 2005, 2004 and 2003, respectively, from the amounts we previously reported and reduces beginning retained earnings in fiscal 2003 by $6 million. The restatement does not affect total operating, investing or financing cash flows that we previously reported for those fiscal years. Additional information regarding the effect of the restatement to reflect this change is included in Note 2 of our restated consolidated financial statements included in this amendment.

Adjustments to reflect the stock split
The Board of Directors approved a 2-for-1 stock split on May 25, 2006 with a record date of June 16, and an effective date of June 30, 2006. The post-split par value of a share of Lowe’s common stock remains $0.50 per share. In this amendment, we have adjusted all common share and per common share amounts in our restated prior period consolidated financial statements and related disclosures to reflect the stock split.

Amended Items of Form 10-K
We are amending the following items of our 2005 10-K:

•	Part II - Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
•	Part II - Item 6 - Selected Financial Data
•	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II - Item 8 - Financial Statements and Supplementary Data
•	Part II - Item 9A - Controls and Procedures
•	Part IV - Item 15 - Exhibits and Financial Statement Schedules

All information not affected by restatement or stock split is unchanged
We have not changed any information included in our 2005 10-K that is not affected by the restatement or the adjustment for the stock split. Accordingly, the information included in our 2005 10-K and included in this amendment that is not affected by these items describes conditions as they existed and were presented in our 2005 10-K at the time we filed that report with the Securities and Exchange Commission on April 7, 2006. We have not taken into account any other events occurring after the original filing of our 2005 10-K that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to our 2005 10-K, to reflect any other subsequent events. Accordingly, you should, in conjunction with reading this amendment to our 2005 10-K, also read our quarterly reports on Form 10-Q and all other filings we have made with the Securities and Exchange Commission since April 7, 2006.

LOWE’S COMPANIES, INC. - INDEX -

PART II		Page No.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5

Item 6.	Selected Financial Data	6-8

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-22

Item 8.	Financial Statements and Supplementary Data	23-49

Item 9A.	Controls and Procedures	50

PART IV

Item 15.	Exhibits and Financial Statement Schedules	51-55

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”. As of March 31, 2006, there were 27,819 holders of record of Lowe's common stock. The table below sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods. These amounts have been adjusted to reflect the 2-for-1 stock split effective June 30, 2006.

Lowe's Quarterly Stock Price Range and Cash Dividend Payment

	Fiscal 2005			Fiscal 2004			Fiscal 2003
	High	Low	Dividend	High	Low	Dividend	High	Low	Dividend
1st Quarter	$29.98	$25.36	$0.020	$29.33	$25.85	$0.015	$23.00	$16.68	$0.013
2nd Quarter	33.50	25.93	0.030	28.08	23.84	0.020	24.35	19.10	0.013
3rd Quarter	34.47	28.91	0.030	28.87	22.95	0.020	29.97	22.77	0.015
4th Quarter	$34.85	$29.82	$0.030	$30.27	$27.52	$0.020	$30.21	$25.37	$0.015

The following table sets forth information on the Company’s common stock repurchase program based on trade date for the quarter ended February 3, 2006:

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 29, 2005 - November 25, 2005	8.5	$33.06	8.5	$226
November 26, 2005 - December 30, 2005	-	-	-	226
December 31, 2005 - February 3, 2006	-	-	-	1,226

As of February 3, 2006	8.5	$33.06	8.5	$1,226

(1)
During the fourth quarter of fiscal 2005, the Company repurchased an aggregate of 8,449,400 shares of its common stock pursuant to the repurchase program publicly announced on January 28, 2005 (the “Program”). The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On January 28, 2005, the Board of Directors approved the Program under which the Company is authorized to repurchase up to $1 billion of the Company’s common stock. The Program expires at the end of fiscal year 2006. In January 2006, the Board of Directors authorized up to an additional $1 billion in share repurchases through 2007.

Item 6 - Selected Financial Data

LOWE’S COMPANIES, INC.
SELECTED FINANCIAL DATA (Unaudited)

(In Millions, Except Per Share Data)	2005(1) As Restated(2)	2004 As Restated(2)	2003 As Restated(2)	2002 As Restated(2)	2001
Selected Statement of Earnings Data:
Net Sales	$43,243	$36,464	$30,838	$26,112	$21,714
Gross Margin	14,790	12,240	9,533	7,915	6,265
Earnings from Continuing Operations	2,765	2,167	1,807	1,473	969
Earnings from Discontinued Operations, Net of Tax	-	-	15	12	13
Net Earnings	2,765	2,167	1,822	1,485	982
Basic Earnings Per Share - Continuing Operations	1.78	1.39	1.15	0.94	0.63
Basic Earnings Per Share - Discontinued Operations	-	-	0.01	0.01	0.01
Basic Earnings Per Share	1.78	1.39	1.16	0.95	0.64
Diluted Earnings Per Share - Continuing Operations	1.73	1.35	1.12	0.92	0.61
Diluted Earnings Per Share - Discontinued Operations	-	-	0.01	0.01	0.01
Diluted Earnings Per Share	1.73	1.35	1.13	0.93	0.62
Dividends Per Share	$0.11	$0.08	$0.06	$0.04	$0.04

Selected Balance Sheet Data:
Total Assets	$24,639	$21,101	$18,667	$15,790	$13,546
Long-Term Debt, Excluding Current Maturities	$3,499	$3,060	$3,678	$3,736	$3,734

Selected Quarterly Data:

	First		Second		Third		Fourth(1)
(In Millions, Except Per Share Data)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)
2005
Net Sales	$9,913	$9,913	$11,929	$11,929	$10,592	$10,592	$10,808	$10,808
Gross Margin	3,404	3,398	4,026	4,027	3,584	3,580	3,786	3,785
Net Earnings	590	586	838	839	649	646	694	693
Basic Earnings Per Share	0.38	0.38	0.54	0.54	0.42	0.41	0.44	0.44
Diluted Earnings Per Share	$0.37	$0.37	$0.52	$0.52	$0.41	$0.40	$0.44	$0.43

	First		Second		Third		Fourth
(In Millions, Except Per Share Data)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)
2004
Net Sales	$8,681	$8,681	$10,169	$10,169	$9,064	$9,064	$8,550	$8,550
Gross Margin	2,860	2,850	3,378	3,380	3,040	3,033	2,978	2,977
Net Earnings	452	446	700	701	516	512	508	508
Basic Earnings Per Share	0.29	0.28	0.45	0.45	0.33	0.33	0.33	0.33
Diluted Earnings Per Share	$0.28	$0.27	$0.44	$0.44	$0.32	$0.32	$0.32	$0.32

Note: The selected financial data reflects the 2003 disposal of the Contractor Yards as a discontinued operation for all periods. Additionally, per share amounts have been adjusted to reflect the 2-for-1 stock split effective June 30, 2006.
(1) The fourth quarter of fiscal 2005 contained an additional week. Therefore fiscal 2005 contained 53 weeks, while all other years contained 52 weeks.
(2)Amounts have been restated, refer to Note 2 to the consolidated financial statements.

Sales by Product Category:

(Dollars in Millions)	2005		2004		2003
Product Category	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$4,030	9%	$3,248	9%	$2,795	9%
Lumber	3,692	9	3,308	9	2,669	9
Millwork	2,950	7	2,439	7	2,044	7
Flooring	2,901	7	2,370	7	2,000	6
Paint	2,774	6	2,317	6	2,048	7
Building Materials	2,759	6	2,233	6	1,833	6
Fashion Plumbing	2,622	6	2,167	6	1,860	6
Tools	2,432	6	2,138	6	1,813	6
Lighting	2,415	6	2,089	6	1,857	6
Seasonal Living	2,210	5	1,972	5	1,610	5
Hardware	2,121	5	1,785	5	1,497	5
Lawn & Landscape Products	2,055	5	1,794	5	1,561	5
Cabinets & Countertops	1,832	4	1,428	4	1,053	3
Outdoor Power Equipment	1,830	4	1,511	4	1,211	4
Rough Plumbing	1,416	3	1,161	3	981	3
Rough Electrical	1,203	3	977	3	791	3
Walls / Windows	1,058	3	911	3	808	3
Home Environment	1,021	2	835	2	727	2
Nursery	976	2	857	2	775	2
Home Organization	946	2	793	2	670	2
Other	-	-	131	-	235	1
Totals	$43,243	100%	$36,464	100%	$30,838	100%

Lowe's Stores by State:

(As of February 3, 2006)
Alabama	31	Indiana	39	Nebraska	3	South Carolina	38
Alaska	4	Iowa	9	Nevada	12	South Dakota	1
Arizona	18	Kansas	9	New Hampshire	4	Tennessee	47
Arkansas	16	Kentucky	32	New Jersey	29	Texas	107
California	69	Louisiana	23	New Mexico	8	Utah	9
Colorado	19	Maine	3	New York	35	Virginia	52
Connecticut	7	Maryland	22	North Carolina	84	Washington	25
Delaware	6	Massachusetts	15	North Dakota	3	West Virginia	18
Florida	78	Michigan	41	Ohio	68	Wisconsin	6
Georgia	53	Minnesota	4	Oklahoma	24	Wyoming	1
Hawaii	3	Mississippi	20	Oregon	11	Total Stores	1,234
Idaho	7	Missouri	28	Pennsylvania	57
Illinois	30	Montana	3	Rhode Island	3

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended February 3, 2006 (our fiscal years 2005, 2004, and 2003). Fiscal year 2005 contains 53 weeks of operating results compared to fiscal years 2004 and 2003 which contain 52 weeks. Unless otherwise noted, all references herein for the years 2005, 2004 and 2003 represent the fiscal years ended February 3, 2006, January 28, 2005 and January 30, 2004, respectively. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this annual report.

As described in Note 2 to the consolidated financial statements, during the first quarter of fiscal 2006, we reviewed our method of accounting for early payment discounts on merchandise purchases and determined we should recognize these discounts initially as a reduction of inventory cost and then as a reduction to cost of sales in the period when the related inventory is sold. We previously recognized early payment discounts as a financing component of merchandise purchases by reducing cost of sales when the related product was purchased. Prior period financial statements have been restated for the timing of recognition of early payment discounts. Information presented for fiscal years 2005, 2004 and 2003 in the accompanying Management’s Discussion and Analysis reflects such restatement.

The Board of Directors approved a 2-for-1 stock split of our common shares on May 25, 2006. The stock split was effective June 30, 2006 to shareholders of record on June 16, 2006. All prior period common share and per common share amounts have been retroactively adjusted to reflect the 2-for-1 stock split.

During the fourth quarter of fiscal 2003, we sold 26 commodity-focused locations operating under The Contractor Yard name (the “Contractor Yards”). This sale was effected to allow us to continue to focus on our retail and commercial business. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations of the Contractor Yards in discontinued operations for fiscal year 2003.

EXECUTIVE OVERVIEW

Our vision is to be our customers’ first choice for home improvement in each and every market we serve. This focus on the customer drives our operational, merchandising, marketing and distribution initiatives and helps fuel growth in our existing stores.

We are also focused on expanding our share of the home improvement market through geographic expansion and the expansion of our customer base, and we believe that providing excellent customer service is imperative to our future growth.

Following is a summary of certain key initiatives that we believe will allow us to achieve our vision and expand our share of the home improvement market.

Focusing on our customers

Customer service - Having the right foundation of talented and tenured employees is integral to providing excellent customer service and fueling our growth strategy. To ensure our success, we continue to implement training and development programs for our store employees to help better serve our customers. We also continue to enhance our staffing model to optimize store labor, while positioning more sales people in the aisles to take care of customers.

Meeting customers’ specific needs - We are focusing on our customers by providing the products and services they want. Over the last five years, we have moved beyond merely sourcing, stocking and selling products to consumers for their home repair and improvement needs. We have become an integrated provider of home repair and improvement solutions. We help customers plan home repair and improvement projects using automated systems to identify the products needed for the project, sell those products to the customer, and arrange for installation at the customer’s home. We evaluate the demographics of our markets and obtain customer feedback to identify areas where we can provide products or services to specifically meet customers’ needs. Our “Big 3” sales initiatives are designed to meet specific needs of customers and have helped bring more customers into our stores, delivering comparable store sales results that are well above our overall company average.

Installed Sales - As baby boomers shift to do-it-for-me (DIFM) from do-it-yourself (DIY), the opportunity for continued growth in Installed Sales increases. To capitalize on the growing DIFM segment, we will continue to expand installation services such as roofing, window replacements, fencing and siding to meet customer demand. To meet the needs of the DIFM customer, we are testing and evaluating an in-home sales model that is staffed with in-market sales teams who have expertise in evaluating and pricing installed projects at a customer’s home. Our initial results are favorable and we will continue to evaluate this program during 2006. Sales of installed products and services were $2.6 billion in 2005, a 31% increase over the previous year.

Special Order Sales (SOS) - Customers want to express their individuality through their homes, and as a result, we continue to enhance our special order product offering. We are making the SOS process easier for customers by enhancing ordering systems storewide, providing easy-to-use customer interfaces, integrated design tools, and electronic product catalogs. Employees utilized our electronic catalog program to process over 70% of our Special Order Sales last year. This allows us to add more product choices and reduces paper work for our stores, which increases the accuracy of the ordering process. Special Order Sales, which have some degree of overlap with Installed Sales, were $3.9 billion in 2005, a 25% increase over the prior year.

Commercial Business Customer (CBC) - Over 25% of our total sales in 2005 were to Commercial Business Customers, a category including repair and remodelers, property management professionals, and a variety of professional trades people. Our concerted effort to build strong relationships with these customers and to staff our stores with well-trained commercial sales specialists is leading to increasing sales of products throughout the store.  In 2005, we completed the rollout of the Regional Commercial Sales Manager (RCSM) program. The RCSM teaches, trains and shares best practices throughout our stores. The RCSM also ensures consistent execution of our lead management process and delivery programs. Our commercial sales desk is staffed with trained commercial sales specialists who provide the service and knowledge that commercial customers require and continue to build strong relationships with these customers.

Everyday Low Prices (EDLP) - We know that providing Everyday Low Prices is important to customers. Our promise to customers is if they find a lower everyday or advertised price on an identical stock product at a local competitor, we will not only match that price, but we will beat it by 10 percent. To maintain our EDLP strategy and offer the high-quality products that customers demand, our merchants are constantly working with our vendors to develop new and innovative products for our customers. We also use our Global Sourcing offices to assist us in sourcing products that offer design exclusivity and allow us to develop our own proprietary brands. This gives us an opportunity to reduce inventory costs and at the same time gives us more control over product quality. In 2005, imports grew at almost twice the rate of our total sales increase. We expect imports to continue to grow.

Investing in our infrastructure - In order to provide customers with a more inviting shopping experience, during 2005 we continued our history of investing in our existing stores. This includes relamping our stores at regular intervals to ensure they remain bright, adding new displays, improving point-of-sale and directional signage, adding more product selection, repainting building exteriors, and re-striping parking lots. Additionally, our investment in bilingual signage and point-of-purchase materials continues to attract and retain the growing population of multicultural customers. We invested approximately $650 million in existing stores in 2005.

In addition to our commitment to invest and improve our stores, we are committed to improving our supply chain infrastructure to ensure we have the right products, in the right stores, at the right time. Our Rapid Response Replenishment (R3) initiative allows us to both maintain and improve our in-stock position while driving greater efficiencies and flexibility in the total supply chain infrastructure. When we began this initiative in 2004, approximately 50% of our stock product was moving through our distribution network. We now have appliances in eight regional distribution centers (RDC), along with riding mowers, lawn and garden chemicals and fashion plumbing items moving through all RDCs. Today about 70% of stock product flows through our distribution network, and we are well positioned to achieve our goal of 75% by the end of 2006.

Indicators of our success - We monitor several metrics to measure the success of our initiatives. These metrics include comparable store sales, average ticket and customer transactions. We experienced a comparable store sales increase of 6.1% in 2005, which was on top of comparable store sales increases of 6.6% in 2004 and 6.7% in 2003. This reflects a three-year average comparable store sales increase of 6.5%. The comparable store sales increase in 2005 was driven by increases in both average ticket and transactions. Average ticket for comparable stores increased approximately 6.1% in 2005, and comparable store customer transactions increased slightly. We believe our strong financial results in 2005, as evidenced by these metrics, indicate the success of our key initiatives and the progress we are making to achieve our vision.

Expanding our geographic and customer base

Geographic expansion - We continue to pursue opportunities to expand our business into additional geographic markets, customer groups and product categories. We opened 150 stores in 2005 and ended the year with 1,234 stores in 49 states. We plan to open 155 stores in 2006, increasing total square footage by approximately 12%. Approximately 50% of these stores will be in our under-penetrated Northeast and West divisions. We will balance our metro expansion with the opportunities presented in smaller markets, many of which are ideal locations for our 94,000-square-foot (94K) prototype. In addition, in June of 2005, we announced future expansion into Canada, with plans to open six to 10 stores in the Greater Toronto Area in 2007.

The percentage of our stores located in the nation’s top 25 and top 100 markets is increasing (28% and 55%, respectively, at the end of 2005). These markets are more competitive, but offer the opportunity to capture significant market share from direct competitors and other sales channels for our products and expanding service offerings. More than 35% of the 400 approved projects for our future expansion are located in the nation’s top 25 markets and more than 65% are located in the nation’s top 100 markets.

We also continue to invest in our distribution network to support our growth, including opening one additional regional distribution center during 2005 in Plainfield, Connecticut. At February 3, 2006, we owned and operated 11 RDCs. We expect to open additional RDCs in Rockford, Illinois and Lebanon, Oregon in 2007. In addition, we plan to expand three existing distribution centers in Valdosta, Georgia, Statesville, North Carolina and North Vernon, Indiana by spring 2006. At February 3, 2006, we also owned and operated 10 flatbed distribution centers and leased and operated two flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We expect to open four additional flatbed distribution centers in 2006.

Customer base expansion - We are pursuing additional opportunities for expansion of our customer base through multicultural marketing. While total homeownership rose to approximately 69% in 2004, Hispanic homeownership grew at three times the average rate. In addition, over the next 10 years, Harvard’s Joint Center for Housing estimates immigration will represent at least 40% of household formation. Therefore, during 2005, we continued to produce marketing and communications designed to reach specific cultural segments of the population, including the growing Hispanic and African-American home improvement consumer segments. Our significant investment in bilingual signage and point-of-purchase materials continues to attract and retain the growing population of diverse customers. We also provide a translation service via telephone at the customer service desk in each of our stores, making communication easier for non-English speaking customers.

We are also expanding our business by growing market share in product categories previously sold exclusively or largely through other sales channels, including major appliances. According to independent measures, we increased our unit share in major appliances by 130 basis points for calendar year 2005 versus calendar year 2004. Our success in appliances is a function of our brand selection and knowledgeable sales specialists. Independent research confirms we are experiencing similar results in outdoor power equipment. In both of these categories in 2005 we expanded our line of brands to include Samsung digital kitchen appliances and John Deere mowers.

External factors that impact our business

The home improvement market is large and fragmented. While we are the world’s second-largest home improvement retailer, we have captured a relatively small portion of the overall home improvement market. We estimate the size of the U.S. home improvement market to be approximately $700 billion, comprised of $550 billion of product demand and $150 billion for the installed labor opportunity. This estimate includes import and export data and key end-use markets, such as residential repair and remodeling, and nonresidential construction and maintenance. This data also captures a wide range of categories relevant to our business, including major appliances and garden supplies. We believe the current home improvement market provides ample opportunity to support our growth plans.

As we continue to monitor economic data and the home improvement marketplace, we believe there will be continued strength in consumer demand for the products and services we offer. The key economic indicators that we monitor include personal income, employment growth, housing turnover and homeownership levels. Demographic and societal trends also remain supportive of home improvement industry growth.

▪
Personal income continues to grow, which is supported by data from the February 2006 Blue Chip Economic Indicators™, which forecasts real disposable income growth of 3.4% for calendar 2006, compared with 1.4% in calendar 2005.

▪
Employment growth is also a strong indicator of home improvement sales. The relatively low unemployment rate suggests Americans will likely be more confident in calendar 2006 about employment prospects than in the past several years.

▪
Housing turnover is expected to continue at a historically high pace according to The National Association of Realtors®, which forecasts calendar 2006 housing turnover to be the third strongest year on record.

▪
Near-record U.S. homeownership levels provide an established customer base for home maintenance and repair projects. The vast majority of our customers are homeowners, and they are not willing to let what is often their most valuable financial asset deteriorate.

Such factors contribute to our belief that the home improvement industry will continue to support the growth of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements and notes to consolidated financial statements presented in this annual report that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Our significant accounting policies are described in Note 1 to the consolidated financial statements. We believe that the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

Merchandise Inventory

Description
We record an inventory reserve for the loss associated with selling discontinued inventories below cost. This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. During 2005, we increased our discontinued inventory reserve by $27 million to $104 million as of February 3, 2006. We also record an inventory reserve for the estimated shrinkage between physical inventories. This reserve is based primarily on actual shrinkage results from previous physical inventories. During 2005, we increased our inventory shrinkage reserve by $19 million to $113 million as of February 3, 2006.

Judgments and Uncertainties Involved in the Estimate
We do not believe that our merchandise inventories are subject to significant risk of obsolescence in the near term, and we have the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves. Likewise, changes in actual shrinkage results from completed physical inventories could result in revisions to previously estimated shrinkage expense.

Effect if Actual Results Differ from Assumptions
Although we believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves, it is possible that actual results could differ from recorded reserves. A 10% difference in our discontinued inventory reserve would have affected net earnings by approximately $6 million for 2005. A 10% difference in our estimated shrinkage reserve would have affected net earnings by approximately $7 million for 2005.

Vendor Funds

Description
We receive funds from vendors in the normal course of business for a variety of reasons, including purchase-volume-related discounts and rebates, advertising allowances, reimbursements for third-party in-store service related costs, defective merchandise allowances, reimbursements for selling expenses and display costs, and early payment discounts on merchandise purchases. When necessary, we use projected purchase volumes to estimate accrual rates, validate those projections based on actual purchase trends and apply those rates to actual purchase volumes to determine the amount of funds accrued and receivable from the vendor.

Under Emerging Issues Task Force Issue No. 02-16 (EITF 02-16), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” vendor funds are treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor’s product. Substantially all of the vendor funds that we receive do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, for vendor fund agreements entered into after December 31, 2002, which was the effective date of the related provision of EITF 02-16, we treat funds that do not meet the specific, incremental and identifiable criteria as a reduction in the cost of inventory and recognize these funds as a reduction of cost of sales when the inventory is sold. Prior to the adoption of EITF 02-16, cooperative advertising allowances and third-party in-store service funds were recorded as an offset to the related expense in Selling, General and Administrative (SG&A) expense.

Judgments and Uncertainties Involved in the Estimate
Amounts accrued could be impacted if actual purchase volumes differ from projected purchase volumes.

Effect if Actual Results Differ from Assumptions
If actual results are not consistent with the assumptions and estimates used, we could be exposed to additional adjustments that could positively or negatively impact gross margin and inventory. Changes in these estimates would have a greater effect on interim periods than our annual results, as purchase volume estimates are updated for actual purchase volumes at each year end.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, property, general and product liability, and certain medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. The self-insurance liability was $571 million and $467 million at February 3, 2006 and January 28, 2005, respectively.

Judgments and Uncertainties Involved in the Estimate
These estimates are subject to changes in the utilized discount rate, forecasted payroll, sales and vehicle units, as well as the frequency and severity of claims.

Effect if Actual Results Differ from Assumptions
Although we believe that we have the ability to adequately record estimated losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% difference in our self-insurance liability would have affected net earnings by approximately $35 million for 2005. A 1% change in our discount rate would have affected net earnings by approximately $8 million for 2005.

Long-Lived Assets

Description
Losses related to impairment of long-lived assets are recognized when circumstances indicate the carrying values of the assets may not be recoverable. We periodically review the carrying value of long-lived assets for potential impairment. When we commit to close or relocate a store location, or when there are indicators that the carrying value of a long-lived asset may not be recoverable, we evaluate the carrying value of the asset in relation to its expected undiscounted future cash flows. If the carrying value of the asset is greater than the expected undiscounted future cash flows and the fair value of the asset is less than the carrying value, a provision is made for the impairment of the asset based on the excess of carrying value over fair value. We recorded long-lived asset impairment charges of $16 million during 2005. The net carrying value for relocated stores, closed stores and other excess property totaled $63 million and $56 million at February 3, 2006 and January 28, 2005, respectively.

Judgments and Uncertainties Involved in the Estimate
Our impairment loss calculations require us to apply judgment in estimating asset fair values and future cash flows, including estimated sales and earnings growth rates and assumptions about market performance.

Effect if Actual Results Differ from Assumptions
If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, actual impairment losses could vary positively or negatively from estimated impairment losses.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year [1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year [1]
	2005	2004	2005 vs. 2004	2005 vs. 2004
Net Sales	100.00%	100.00%	N/A	19%
Gross Margin	34.20	33.56	64	21
Expenses:
Selling, General and Administrative	20.84	20.74	10	19
Store Opening Costs	0.33	0.34	(1)	15
Depreciation	2.27	2.35	(8)	14
Interest	0.37	0.48	(11)	(10)
Total Expenses	23.81	23.91	(10)	18
Pre-Tax Earnings	10.39	9.65	74	28
Income Tax Provision	4.00	3.71	29	28
Net Earnings	6.39%	5.94%	45	28%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2004	2003	2004 vs. 2003	2004 vs. 2003
Net Sales	100.00%	100.00%	N/A	18%
Gross Margin	33.56	30.92	264	28
Expenses:
Selling, General and Administrative	20.74	18.09	265	36
Store Opening Costs	0.34	0.42	(8)	(4)
Depreciation	2.35	2.40	(5)	16
Interest	0.48	0.58	(10)	(2)
Total Expenses	23.91	21.49	242	32
Pre-Tax Earnings	9.65	9.43	22	21
Income Tax Provision	3.71	3.57	14	23
Earnings from Continuing Operations	5.94	5.86	8	20
Earnings from Discontinued Operations, Net of Tax	-	0.05	(5)	(100)
Net Earnings	5.94%	5.91%	3	19%

Other Metrics	2005	2004	2003
Comparable Store Sales Increases [2]	6.1%	6.6%	6.7%
Customer Transactions (in millions)	639	575	521
Average Ticket [3]	$67.67	$63.43	$59.21

At End of Year:
Number of Stores	1,234	1,087	952
Sales Floor Square Feet (in millions)	140	124	109
Average Store Size Square Feet (in thousands)	113	114	114
Return on Beginning Assets [4]	13.1%	11.6%	11.5%
Return on Beginning Shareholders' Equity [5]	24.0%	21.3%	22.2%

1 The fiscal year ended February 3, 2006 had 53 weeks. The fiscal years ended January 28, 2005 and January 30, 2004 had 52 weeks.
2 We define a comparable store as a store that has been open longer than 13 months.  A store that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated store must then remain open greater than 13 months to be considered comparable. The comparable store sales increase for 2005 included in the preceding table was calculated using sales for a comparable 53-week period.
3 We define average ticket as net sales divided by number of customer transactions.
4 Return on beginning assets is defined as net earnings divided by beginning total assets.
5 Return on beginning shareholders’ equity is defined as net earnings divided by beginning shareholders’ equity.

Fiscal 2005 Compared to Fiscal 2004

For the purpose of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based on comparable 53-week periods.

Net sales - Comparable store sales, our ongoing store expansion and relocation program and continued growth in our three specialty sales initiatives were key drivers of our sales increase in 2005. We opened 150 stores in 2005, including three relocations, and ended the year with stores in 49 states, including our first stores in New Hampshire. The additional week in 2005 resulted in approximately $750 million in sales and impacted 2005 sales growth by about 2.1%.

The comparable store sales increase of 6.1% in 2005 was on top of comparable store sales increases of 6.6% in 2004 and 6.7% in 2003. This reflects a three year average comparable store sales increase of 6.5%. The comparable store sales increase in 2005 was driven by increases in both average ticket and transactions. Average ticket for comparable stores increased 6.1% and comparable store customer transactions increased slightly.

We experienced comparable store sales increases in every product category for 2005. The categories that performed above our average comparable store sales increase for 2005 included millwork, rough plumbing, building materials, rough electrical, outdoor power equipment, appliances, home environment, paint, flooring and cabinets & countertops. In addition, hardware and fashion plumbing performed at approximately the average comparable store sales increase. Inflation in lumber and building materials favorably impacted comparable store sales for 2005 by approximately 50 basis points, driven by gypsum, roofing and cement products. We also continue to gain market share in key product categories previously dominated by other channels including appliances, outdoor power equipment and cabinets & countertops.

The appliance category delivered a double-digit comparable store sales increase for 2005. According to independent measures, we increased our unit share in major appliances by 130 basis points for calendar year 2005 versus calendar year 2004. Our success in appliances is a function of our brand selection and knowledgeable sales specialists. The recent introduction of Samsung digital appliances is evidence of our commitment to enhance our brand selection and competitive offering.

We experienced a double-digit comparable store sales increase for 2005 in cabinets & countertops, which was driven by emphasis on our product offering, as well as our focus on our Installed Sales initiative, which plays a key role in driving cabinets & countertop sales.

Outdoor power equipment delivered a high single-digit comparable store sales increase for the year. We continue to enhance our portfolio of outdoor power equipment. The addition of John Deere is expected to increase sales in this category and provide further selection of quality products for our customers. According to independent measures, we increased our outdoor power equipment unit share by 190 basis points for calendar year 2005 versus calendar year 2004.

We also experienced comparable store sales increases in 18 of the 21 geographic regions. We continue to experience strong sales in Florida and the Gulf Coast regions as customers repair the damage caused by the hurricanes in 2005 and 2004. We experienced comparable store sales decreases in two Northeastern regions that had a slow, weather-affected start in the first quarter and never fully recovered. In addition, certain areas of our North Central division suffered from headline-making layoffs and plant closings, which contributed to these decreases in comparable store sales. We believe that our stores in these regions will experience improved performance in 2006.

The growth in our specialty sales initiatives, which include Installed Sales, Special Order Sales and Commercial Business Customer sales, also drove our sales increase in 2005. Our focus on execution under our Installed Sales model led to a 31% increase in Installed Sales over 2004. Our Installed Sales consist of both stock and special order product for which we arrange installation for our customers. Our growth in 2005 was driven by sales in cabinets & countertops, flooring and millwork. Special Order Sales increased 25% over 2004. We believe SOS will provide further growth opportunity, as we continue to enhance our offering to meet customers’ desires to express their individuality. Finally, we experienced double-digit comparable store sales increases from Commercial Business Customers. Strengthening customer relationships, supported by targeted marketing and market-specific merchandising assortments, continue to drive this part of our business.

Gross margin - For 2005, gross margin of 34.20% represented a 64 basis point increase over 2004. Approximately 40 basis points of the increase in gross margin as a percentage of sales for 2005 was due to the impact of the implementation of EITF 02-16 as it related to cooperative advertising and in-store services, which reduced gross margin in 2004 as these funds were capitalized into inventory and recognized in income when the product was sold. The increase in 2005 gross margin was also driven by growth in imported goods, improvements in inventory shrink and positive sales mix impact.

SG&A - The increase in SG&A expenses as a percentage of sales from 2004 to 2005 is primarily due to increased 401(k) performance match contributions as a percentage of sales resulting from our increased profitability in 2005. In addition, there were increases as a percentage of sales in store remerchandising expense, which resulted from our continued investment in existing stores, and rent expense, as we continue to expand into metropolitan markets. These increases were partially offset by a decrease in vendor-provided store-service costs as a percentage of sales. Our ongoing evaluation of in-store vendor service expense has allowed us to appropriately adjust the level of vendor service in our stores, which led to the decrease as a percentage of sales. In addition, although there was an increase in advertising expense compared to 2004, we were able to enhance messaging and refine our marketing mix to make our advertising programs more productive, thereby resulting in the leverage of advertising expense as a percentage of sales in 2005.

Store opening costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, are expensed as incurred and totaled $142 million in 2005 compared to $123 million in 2004. These costs are associated with the opening of 150 stores in 2005 (147 new and three relocated), as compared with the opening of 140 stores in 2004 (136 new and four relocated). Store opening costs for stores opened during the year averaged approximately $0.9 million per store in 2005 and 2004. Because store opening costs are expensed as incurred, the timing of expenses recognized may fluctuate based on the timing of store openings.

Depreciation - Depreciation leveraged eight basis points as a percentage of sales in 2005. At February 3, 2006, we owned 84% of our stores, compared to 81% at January 28, 2005, which includes stores on leased land. Property, less accumulated depreciation, increased to $16.4 billion at February 3, 2006, compared to $13.9 billion at January 28, 2005. The increase in property resulted primarily from our store expansion program and an additional investment in information technology.

Interest - Net interest expense is comprised of the following:

(In Millions)	2005	2004
Interest Expense, Net of Amount Capitalized	$186	$172
Amortization of Original Issue Discount and Loan Costs	17	20
Interest Income	(45)	(16)

Net Interest Expense	$158	$176

Interest expense has increased primarily due to the October 2005 $1 billion debt issuance, partially offset by lower interest expense on convertible debt due to conversions during 2005. Interest expense relating to capital leases was $39 million for 2005 and $38 million for 2004. Interest income has increased primarily due to the investment of a portion of the proceeds from the October 2005 $1 billion debt issuance. For further discussion, see Financial Condition, Liquidity and Capital Resources.

Income tax provision - Our effective income tax rate was 38.5% in 2005 and 2004.

Fiscal 2004 Compared to Fiscal 2003

Net sales - The increase in sales in 2004 was attributable to our ongoing store expansion and relocation program and comparable store sales increases. We opened 140 stores in 2004, including four relocations, adding our first stores in Minnesota, Wisconsin and Maine.

The comparable store sales increase of 6.6% in 2004 reflected improved sales in every merchandising category. The categories that performed above our average comparable store sales increase for the year included millwork, rough plumbing, lumber, building materials, rough electrical, hardware, outdoor power equipment, seasonal living and cabinets & countertops. Inflation in lumber and building material prices during the year favorably impacted comparable store sales by approximately 150 basis points.

We experienced comparable store sales increases in every product category and all geographic regions due in part to the implementation of our merchandising and operations strategies.

Our specialty sales initiatives, which include Installed Sales, SOS and Commercial Business Customer sales, also contributed to the comparable store sales increase in 2004. We completed the rollout of the new Installed Sales model to all of our stores during 2004. With the opportunity to expand into new categories of installation, we believe Installed Sales will continue to provide an area of future sales growth. We also experienced positive results from our SOS initiatives, with total SOS sales increasing approximately 27% in 2004. Our Commercial Business Customer initiative also performed well in 2004, with comparable store sales increases of over twice the company average and double-digit comparable store sales increases in 15 of 18 merchandising categories. Our relationship with the Commercial Business Customer grew across the store, not just in lumber and building materials.

Average ticket increased $4.22 or 7.1% from $59.21 in 2003 to $63.43 in 2004, due in part to the success of the “Up the Continuum” initiative as well as Lowe’s credit programs. Average ticket for comparable stores increased 6.3%.

Gross margin - The increase in gross margin as a percentage of sales was attributable primarily to the implementation of EITF 02-16. The implementation of EITF 02-16, which resulted in the reclassification of vendor reimbursements for cooperative advertising and third-party in-store service costs from SG&A expense to a reduction of cost of sales when the associated inventory is sold, favorably impacted gross margin as a percentage of sales by 258 basis points for 2004. Excluding the impact of the implementation of EITF 02-16 as it related to cooperative advertising and in-store services, gross margin as a percentage of sales was relatively flat compared to 2003. This was due in part to unfavorable product mix shifts and increased distribution costs. The increased distribution costs were associated with the R3 initiative, which includes adding safety stock to our distribution centers, reconfiguring racking and implementing new productivity standards. This strategy caused a temporary increase in our distribution costs, but with longer-term positive implications for our in-stock position, inventory productivity and SG&A leverage. Increased fuel prices also contributed to the increase in distribution costs.

SG&A - The increase in SG&A expenses as a percentage of sales from 2003 to 2004 was due primarily to the implementation of EITF 02-16, as previously discussed. This unfavorably impacted SG&A as a percentage of sales by 316 basis points for 2004. This was partially offset by leverage in gross advertising and salaries as a percentage of sales, as well as improvements in the performance of the credit portfolio held by General Electric.

Store opening costs - Store opening costs totaled $123 million in 2004 compared to $128 million in 2003. These costs were associated with the opening of 140 stores in 2004 (136 new and four relocated), as compared with the opening of 130 stores in 2003 (125 new and five relocated). Because store opening costs are expensed as incurred, the timing of expenses recognized may fluctuate based on the timing of store openings. Store opening costs for stores opened during the year averaged approximately $0.9 million per store in 2004 versus approximately $1 million per store in 2003.

Depreciation - Depreciation leveraged five basis points as a percentage of sales in 2004. Approximately 97% of new stores opened in the last three years have been owned, which included stores on leased land. Property, less accumulated depreciation, increased to $13.9 billion at January 28, 2005, compared to $11.8 billion at January 30, 2004. The increase in property resulted primarily from our store expansion program and an additional $300 million investment in information technology.

Interest - Interest expense decreased from 2003 due to lower debt levels resulting from scheduled debt repayments. Interest expense relating to capital leases was $38 million for 2004 and $39 million for 2003. For further discussion, see Financial Condition, Liquidity and Capital Resources.

Income tax provision - Our effective income tax rates were 38.5% and 37.9% in 2004 and 2003, respectively. The higher rate in 2004 was primarily the result of expansion into states with higher state income tax rates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The R3 initiative enables us to move safety stock out of our stores and into our RDC network. During 2004, safety stock was added to the distribution network prior to reducing the safety stock in the stores in order to maintain service levels. This resulted in inventory growth in 2004 that outpaced sales growth. However, in 2005, we started reducing safety stock in our stores and began to realize the benefits of the R3 initiative in the form of inventory leverage and inventory turn improvements. As a result, sales in 2005 increased 19% including the effect of the fifty-third week, while inventory growth was 13%. We expect additional inventory improvements as a result of the R3 initiative in 2006.

Cash Flows

The following table summarizes the components of the consolidated statements of cash flows, as well as the percentage change in cash from the prior year. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements:

				Percentage Increase / (Decrease) in Cash from Prior Year
(In Millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net cash provided by operating activities	$3,842	$3,073	$3,034	25%	1%
Net cash used in investing activities	(3,674)	(2,362)	(2,487)	(56)	5
Net cash used in financing activities	(275)	(1,047)	(17)	74	NM
Net (decrease) increase in cash and cash equivalents	(107)	(336)	530	68	(163)
Cash and cash equivalents, beginning of year	530	866	336	(39)	158
Cash and cash equivalents, end of year	$423	$530	$866	(20%)	(39%)

NM: Not meaningful

Cash flows from operating activities provide a significant source of our liquidity. The increase in cash provided by operating activities during 2005 resulted primarily from increased net earnings as well as a lower investment in inventory compared to 2004. The increase in cash provided by operating activities during 2004 resulted primarily from increased net earnings, offset by our investment in inventory as a part of the R3 initiative. Working capital at February 3, 2006, was $2.0 billion compared to $1.2 billion at January 28, 2005. The increase in working capital was due primarily to our October 2005 $1 billion debt issuance and increased net earnings, offset by the $600 million repayment of notes that matured in December 2005.

The primary component of net cash used in investing activities continues to be new store and distribution facilities and the infrastructure and technology needed to support this growth. Cash acquisitions of fixed assets were $3.4 billion for 2005, $2.9 billion in 2004 and $2.3 billion in 2003. The February 3, 2006, retail selling space of 140 million square feet represented a 13% increase over January 28, 2005. The January 28, 2005, retail selling space of 124 million square feet represented a 14% increase over January 30, 2004.

Cash flows used in financing activities decreased significantly in 2005 compared to 2004, primarily as a result of proceeds from the October 2005 issuance of $1 billion in senior notes and fewer repurchases of common stock under our share repurchase program, offset by greater scheduled debt repayments. Financing uses of cash in 2004 were primarily the result of our share repurchase program. Financing uses of cash in 2003 primarily consisted of cash dividend payments, repayment of short-term borrowings and scheduled debt repayments. These uses were partially offset by proceeds generated from stock option exercises and cash proceeds from the employee stock purchase plan. The ratio of debt to equity plus debt was 19.8%, 24.3%, and 26.9% as of the years ended 2005, 2004 and 2003, respectively.

Sources of Liquidity

In addition to our cash flows from operations, we have a $1 billion senior credit facility that expires in July 2009 that also provides a source of liquidity. The facility is available to support our $1 billion commercial paper program and for direct borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of a specific financial ratio. We were in compliance with those covenants at February 3, 2006 and January 28, 2005. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of February 3, 2006 and January 28, 2005, there were no outstanding borrowings under the facility or under our commercial paper program.

Four banks have extended lines of credit aggregating $420 million for the purpose of issuing documentary letters of credit and standby letters of credit. These lines do not have termination dates and are reviewed periodically. Commitment fees ranging from .25% to .50% per annum are paid on the letters of credit amounts outstanding. Outstanding letters of credit totaled $316 million as of February 3, 2006, and $304 million as of January 28, 2005.

Cash Requirements

In January 2005, the Board of Directors authorized up to $1 billion in share repurchases through 2006. This program is intended to be implemented through purchases made from time to time either in the open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During 2005, we repurchased 25.0 million shares at a total cost of $774 million. In January 2006, the Board of Directors authorized up to an additional $1 billion in share repurchases through 2007. As of February 3, 2006, the total remaining authorization was $1.2 billion.

Our quarterly cash dividend per share was increased in 2004 to $0.02 and again in 2005 to $0.03. This increased cash paid for dividends in 2005 as compared to 2004.

Our 2006 capital budget is $4.2 billion, inclusive of approximately $387 million of leases.  Approximately 79% of this planned commitment is for store expansion and new distribution centers.  Expansion plans for 2006 consist of 155 stores, including five relocations of older stores.  This planned expansion is expected to increase sales floor square footage by approximately 12%.  Approximately 63% of the 2006 projects will be owned and 37% will be ground-leased properties.

At February 3, 2006, we owned and operated 11 regional distribution centers. We expect to open additional RDCs in Rockford, Illinois and Lebanon, Oregon in 2007. In addition, we plan to expand three existing distribution centers in Valdosta, Georgia, Statesville, North Carolina and North Vernon, Indiana by spring 2006. We also owned and operated 10 flatbed distribution centers and leased and operated two flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We expect to open four additional flatbed distribution centers in 2006.

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

Holders of the Senior Convertible Notes may convert their notes into 34.424 shares of the company’s common stock only if: the sale price of the company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred. There is no indication that we will not be able to maintain the minimum investment grade rating. During the fourth quarter of 2005, our closing share prices reached the specified threshold such that the Senior Convertible Notes would become convertible at the option of each holder into shares of common stock in the first quarter of 2006. Therefore, through May 5, 2006, holders may elect to convert each such note into 34.424 shares of common stock. In addition, if a change in control of the company occurs on or before October 2006, each holder of the Senior Convertible Notes may require us to purchase for cash all or a portion of such holder’s notes. We may redeem for cash all or a portion of the notes at any time beginning October 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date.

Our debt ratings at February 3, 2006, were as follows:

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations and commercial commitments:

	Payments Due by Period
Contractual Obligations		Less than	1-3	4-5	After 5
(In Millions)	Total	1 year	years	years	years

Long-Term Debt (principal and interest amounts, excluding discount)	$6,038	$176	$390	$793	$4,679

Capital Lease Obligations [1]	628	59	118	116	335

Operating Leases [1]	4,918	279	561	556	3,522

Purchase Obligations [2]	1,554	650	486	414	4

Subtotal - Contractual Obligations	$13,138	$1,164	$1,555	$1,879	$8,540

	Amount of Commitment Expiration by Period
Commercial Commitments		Less than	1-3	4-5	After 5
(In Millions)	Total	1 year	years	years	years
Letters of Credit [3]	$316	$315	$1	$-	$-

Total Contractual Obligations and Commercial Commitments	$13,454	$1,479	$1,556	$1,879	$8,540

1 Amounts do not include taxes, common area maintenance or insurance.
2 Represents contracts for purchases of merchandise inventory, property and construction of buildings, as well as commitments related to certain marketing and information technology programs.
3 Letters of credit are issued for the purchase of import merchandise inventories, real estate and construction contracts, and insurance programs.

COMPANY OUTLOOK

Our 2005 fiscal year contained 53 weeks.  Fiscal 2006 annual and fourth quarter comparisons will be negatively impacted by 52- versus 53-week and 13- versus 14-week comparisons, respectively.  In addition, our 2006 quarterly comparisons will be impacted by a shift in comparable weeks to 2005.  This week shift positively impacts first quarter and is offset by negative impacts in the second and fourth quarters.  Our 2006 guidance contemplates these factors.

As of February 27, 2006, the date of our fourth quarter 2005 earnings release, we expected to open 155 stores during 2006, resulting in total square footage growth of approximately 12%. We expected total sales to increase 13-14% and comparable store sales to increase 5-6%. Operating margin, defined as gross margin less SG&A and depreciation, was expected to increase approximately 20 basis points. In addition, store opening costs were expected to be approximately $130 million. Diluted earnings per share of $2.02 to $2.07 were expected for the fiscal year ending February 2, 2007.

FORWARD-LOOKING STATEMENTS

We speak throughout this Annual Report about our future, particularly in the “Letter to Shareholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While we believe our estimates and expectations are reasonable, they are not guarantees of future performance. Our actual results could differ substantially from our expectations because, for example:

•
Our sales are dependent upon the health and stability of the general economy.  We monitor key economic indicators including personal income, employment growth, housing turnover, and home ownership levels.  In addition, changes in the level of repairs, remodeling and additions to existing homes, changes in commercial building activity, and the availability and cost of financing can impact our business.

•
Major weather-related events and unseasonable weather, particularly wet and cold weather during the spring and early summer months, may impact sales of seasonal merchandise and products designed for outdoor use on a short-term basis.

•
Our expansion strategy may be impacted by environmental regulations, local zoning issues, availability and development of land, and more stringent land use regulations. Furthermore, our ability to secure a highly-qualified workforce is an important element to the success of our expansion strategy.

•
Our business is highly competitive, and as we build an increasing percentage of our new stores in larger markets and utilize new sales channels such as the Internet, we may face new and additional forms of competition.

•
The ability to continue our everyday low pricing strategy and provide the products that customers want depends on our vendors providing a reliable supply of products at competitive prices and our ability to effectively manage our inventory. As an increasing number of the products we sell are imported, any restrictions or limitations on importation of such products, political or financial instability in some of the countries from which we import them, or a failure to comply with laws and regulation of those countries from which we import them, could interrupt our supply of imported inventory.

•
Our goal of increasing our market share and our commitment to keeping our prices low require us to make substantial investments in new technology and processes whose benefits could take longer than expected to be realized and which can be difficult to implement and integrate.

For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission. All forward-looking statements in this report speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section and in the “Risk Factors” included in our Annual Report on Form 10-K. We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 3, 2006 and January 28, 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 3, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2006 and January 28, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 3, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 6, 2006 (September 29, 2006 as to Note 2 and the last paragraph of Note 1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lowe’s Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended February 3, 2006 of the Company and our report dated April 6, 2006 (September 29, 2006 as to Note 2 and the last paragraph of Note 1) expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 6, 2006

Lowe's Companies, Inc.
Consolidated Statements of Earnings
In Millions, Except Per Share and Percentage Data

	February 3,		January 28,		January 30,
	2006		2005		2004
	As Restated	%	As Restated	%	As Restated	%
Years Ended On	(Note 2)	Sales	(Note 2)	Sales	(Note 2)	Sales

Net sales (Note 1)	$43,243	100.00%	$36,464	100.00%	$30,838	100.00%

Cost of sales (Notes 1 and 2)	28,453	65.80	24,224	66.44	21,305	69.08

Gross margin	14,790	34.20	12,240	33.56	9,533	30.92

Expenses:

Selling, general and administrative (Notes 1 and 6)	9,014	20.84	7,562	20.74	5,578	18.09

Store opening costs (Note 1)	142	0.33	123	0.34	128	0.42

Depreciation (Notes 1 and 5)	980	2.27	859	2.35	739	2.40

Interest (Note 16)	158	0.37	176	0.48	180	0.58

Total expenses	10,294	23.81	8,720	23.91	6,625	21.49

Pre-tax earnings	4,496	10.39	3,520	9.65	2,908	9.43

Income tax provision (Notes 2 and 14)	1,731	4.00	1,353	3.71	1,101	3.57

Earnings from continuing operations	2,765	6.39	2,167	5.94	1,807	5.86

Earnings from discontinued operations, net of tax (Note 3)	-	-	-	-	15	0.05

Net earnings	$2,765	6.39%	$2,167	5.94%	$1,822	5.91%

Basic earnings per share (Note 10)
Continuing operations	$1.78		$1.39		$1.15
Discontinued operations	-		-		0.01
Basic earnings per share	$1.78		$1.39		$1.16

Diluted earnings per share (Note 10)
Continuing operations	$1.73		$1.35		$1.12
Discontinued operations	-		-		0.01
Diluted earnings per share	$1.73		$1.35		$1.13

Cash dividends per share	$0.11		$0.08		$0.06

See accompanying notes to the consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value and Percentage Data

	February 3,		January 28,
	2006		2005
	As Restated	%	As Restated	%
	(Note 2)	Total	(Note 2)	Total
Assets

Current assets:
Cash and cash equivalents (Note 1)	$423	1.7%	$530	2.5%
Short-term investments (Notes 1 and 4)	453	1.8	283	1.3
Accounts receivable - net (Note 1)	18	0.1	9	-
Merchandise inventory - net (Notes 1 and 2)	6,635	27.0	5,850	27.8
Deferred income taxes - net (Notes 2 and 14)	155	0.6	119	0.6
Other assets	104	0.4	75	0.4

Total current assets	7,788	31.6	6,866	32.6

Property, less accumulated depreciation (Notes 5 and 6)	16,354	66.4	13,911	65.9
Long-term investments (Notes 1 and 4)	294	1.2	146	0.7
Other assets (Note 6)	203	0.8	178	0.8

Total assets	$24,639	100.0%	$21,101	100.0%

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt (Note 8)	$32	0.1%	$630	3.0%
Accounts payable	2,832	11.6	2,695	12.8
Accrued salaries and wages	424	1.7	386	1.8
Self-insurance liabilities (Note 1)	571	2.3	467	2.2
Deferred revenue (Note 1)	709	2.9	539	2.6
Other current liabilities (Notes 1 and 6)	1,264	5.1	931	4.4

Total current liabilities	5,832	23.7	5,648	26.8

Long-term debt, excluding current maturities (Notes 8, 9 and 12)	3,499	14.2	3,060	14.5
Deferred income taxes (Note 14)	735	3.0	736	3.5
Other long-term liabilities (Note 1)	277	1.1	159	0.7

Total liabilities	10,343	42.0	9,603	45.5

Shareholders' equity (Note 11):
Preferred stock - $5 par value, none issued	-	-	-	-
Common stock - $.50 par value;
Shares Issued and Outstanding
February 3, 2006 1,568
January 28, 2005 1,548	784	3.2	774	3.7
Capital in excess of par value	1,320	5.3	1,127	5.3
Retained earnings (Note 2)	12,191	49.5	9,597	45.5
Accumulated other comprehensive income	1	-	-	-

Total shareholders' equity	14,296	58.0	11,498	54.5

Total liabilities and shareholders' equity	$24,639	100.0%	$21,101	100.0%

See accompanying notes to the consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Shareholders' Equity
In Millions

					Accumulated
			Capital in		Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income	Equity
Balance January 31, 2003, As Restated (Note 2)	1,563.9	$782	$1,632	$5,811	$1	$8,226
Comprehensive Income (Note 1):
Net Earnings, As Restated (Note 2)				1,822
Total Comprehensive Income						1,822
Tax Effect of Non-qualified
Stock Options Exercised			27			27
Cash Dividends				(87)		(87)
Stock Compensation Expense (Notes 1 and 11)			51			51
Employee Stock Options Exercised and Other (Note 11)	7.9	4	93			97
Employee Stock Purchase Plan (Note 11)	2.9	1	51			52
Balance January 30, 2004, As Restated (Note 2)	1,574.7	$787	$1,854	$7,546	$1	$10,188
Comprehensive Income (Note 1):
Net Earnings, As Restated (Note 2)				2,167
Net Unrealized Investment Losses (Note 4)					(1)
Total Comprehensive Income						2,166
Tax Effect of Non-qualified
Stock Options Exercised			33			33
Cash Dividends				(116)		(116)
Stock Compensation Expense (Notes 1 and 11)			70			70
Repurchase of Common Stock (Note 11)	(36.9)	(18)	(982)			(1,000)
Conversion of Debt to Common Stock (Note 8)	0.3		6			6
Employee Stock Options Exercised and Other (Note 11)	6.7	3	87			90
Employee Stock Purchase Plan (Note 11)	2.7	2	59			61
Balance January 28, 2005, As Restated (Note 2)	1,547.5	$774	$1,127	$9,597	$-	$11,498
Comprehensive Income (Note 1):
Net Earnings, As Restated (Note 2)				2,765
Foreign Currency Translation					1
Total Comprehensive Income						2,766
Tax Effect of Non-qualified
Stock Options Exercised			59			59
Cash Dividends				(171)		(171)
Stock Compensation Expense (Notes 1 and 11)			76			76
Repurchase of Common Stock (Note 11)	(25.0)	(12)	(762)			(774)
Conversion of Debt to Common Stock (Note 8)	27.6	14	551			565
Employee Stock Options Exercised and Other (Note 11)	15.6	7	205			212
Employee Stock Purchase Plan (Note 11)	2.5	1	64			65
Balance February 3, 2006, As Restated (Note 2)	1,568.2	$784	$1,320	$12,191	$1	$14,296

See accompanying notes to the consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows
In Millions

	Years Ended On
	February 3,	January 28,	January 30,
	2006	2005	2004
	As Restated	As Restated	As Restated
	(Note 2)	(Note 2)	(Note 2)
Cash Flows From Operating Activities:
Net earnings	$2,765	$2,167	$1,822
Adjustments to reconcile earnings
to net cash provided by operating activities:
Depreciation and amortization	1,051	926	807
Deferred income taxes	(37)	102	143
Loss on disposition/writedown of fixed and other assets	31	55	31
Stock-based compensation expense	76	70	51
Tax effect of stock options exercised	59	33	31
Changes in operating assets and liabilities:
Accounts receivable - net	(9)	125	23
Merchandise inventory - net	(785)	(1,358)	(571)
Other operating assets	(29)	31	(10)
Accounts payable	137	483	421
Other operating liabilities	583	439	286
Net cash provided by operating activities	3,842	3,073	3,034

Cash flows from investing activities:
Purchases of short-term investments	(1,829)	(1,180)	(2,759)
Proceeds from sale/maturity of short-term investments	1,802	1,799	2,828
Purchases of long-term investments	(354)	(156)	(381)
Proceeds from sale/maturity of long-term investments	55	28	193
Increase in other long-term assets	(30)	(12)	(95)
Fixed assets acquired	(3,379)	(2,927)	(2,345)
Proceeds from the sale of fixed and other long-term assets	61	86	72
Net cash used in investing activities	(3,674)	(2,362)	(2,487)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	-	(50)
Proceeds from issuance of long-term debt	1,013	-	-
Repayment of long-term debt	(633)	(82)	(29)
Proceeds from employee stock purchase plan	65	61	52
Proceeds from stock options exercised	225	90	97
Cash dividend payments	(171)	(116)	(87)
Repurchase of common stock	(774)	(1,000)	-
Net cash used in financing activities	(275)	(1,047)	(17)

Net (decrease) increase in cash and cash equivalents	(107)	(336)	530
Cash and cash equivalents, beginning of year	530	866	336
Cash and cash equivalents, end of year	$423	$530	$866

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 3, 2006, JANUARY 28, 2005 AND JANUARY 30, 2004

NOTE 1 - Summary of Significant Accounting Policies:

Lowe’s Companies, Inc and subsidiaries (the Company) is the world's second largest home improvement retailer and operated 1,234 stores in 49 states at February 3, 2006. Below are those accounting policies considered to be significant by the Company.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January. The fiscal year ended February 3, 2006 had 53 weeks. The fiscal years ended January 28, 2005 and January 30, 2004 had 52 weeks. All references herein for the years 2005, 2004 and 2003 represent the fiscal years ended February 3, 2006, January 28, 2005 and January 30, 2004, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its operating subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased. The majority of payments due from financial institutions for the settlement of credit card and debit card transactions process within two business days, and are therefore classified as cash and cash equivalents.

Investments - The Company has a cash management program which provides for the investment of cash balances not expected to be used in current operations in financial instruments that have maturities of up to 10 years. Variable rate demand notes and auction rate securities, which have stated maturity dates of up to 20 years, meet this maturity requirement of the cash management program because the maturity date of these investments is determined based on the interest rate reset date for the purpose of applying this criteria.

Investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations, are classified as short-term investments. All other investments are classified as long-term. Investments consist primarily of certificates of deposit, time deposits, U.S. dollar foreign government securities, money market preferred stocks, municipal obligations, agency bonds, corporate notes and bonds, auction rate securities and money market mutual funds. Also classified as investments are restricted balances pledged as collateral for a letter of credit for the Company’s extended warranty program and for the Company’s casualty insurance program liabilities.

The Company has classified all investment securities as available-for-sale, and they are carried at fair market value. Unrealized gains and losses on such securities are included in accumulated other comprehensive income in shareholders' equity.

Derivative Financial Instruments - The Company does not use derivative financial instruments for trading purposes.

Accounts Receivable - The majority of the Company’s accounts receivable arise from sales of goods and services to Commercial Business Customers. In May 2004, the Company entered into an agreement with General Electric Company and its subsidiaries (GE) to sell its then-existing portfolio of commercial business accounts receivable to GE. During the term of the agreement, which ends on December 31, 2009, unless terminated sooner by the parties, GE also purchases at face value new commercial business accounts receivable originated by the Company and services these accounts. The Company accounts for the transfers of the accounts receivable as sales. When the Company sells its commercial business accounts receivable, it retains certain interests in those receivables, including the funding of a loss reserve and its obligation related to GE’s ongoing servicing of the receivables sold. Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, GE’s servicing costs and the discount rate commensurate with the uncertainty involved. Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

The initial portfolio of commercial business accounts receivable sold to GE in May 2004 totaled $147 million. Total commercial business accounts receivable sold to GE were $1.7 billion in 2005 and $1.2 billion in 2004. During 2005 and 2004, the Company recognized losses of $41 million and $34 million, respectively, on these sales as selling, general and administrative (SG&A) expense, which primarily relate to the fair value of the obligations incurred related to servicing costs that are remitted to GE monthly. At February 3, 2006 and January 28, 2005, the fair value of the retained interests was insignificant and was determined based on the present value of expected future cash flows.

The allowance for doubtful accounts is based on historical experience and a review of existing receivables. The allowance for doubtful accounts was $0.8 million at February 3, 2006, and $2 million at January 28, 2005.

Sales generated through the Company’s private label credit cards are not reflected in receivables. Under an agreement with GE, credit is extended directly to customers by GE. All credit program-related services are performed and controlled directly by GE. The Company has the option, but no obligation, to purchase the receivables at the end of the agreement in December 2009.

The total portfolio of receivables held by GE, including both receivables originated by GE from the Company’s private label credit cards and commercial business accounts receivable originated by the Company and sold to GE, approximated $5.0 billion at February 3, 2006, and $4.5 billion at January 28, 2005.

Merchandise Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method of inventory accounting. The cost of inventory also includes certain costs associated with the preparation of inventory for resale and distribution center costs, net of vendor funds.

The Company records an inventory reserve for the loss associated with selling discontinued inventories below cost. This reserve is based on management’s current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. Management does not believe the Company’s merchandise inventories are subject to significant risk of obsolescence in the near term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves. The Company also records an inventory reserve for the estimated shrinkage between physical inventories. This reserve is based primarily on actual shrink results from previous physical inventories. Changes in actual shrink results from completed physical inventories could result in revisions to previously estimated shrink expense. Management believes it has sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.

Property and Depreciation - Property is recorded at cost. Costs associated with major additions are capitalized and depreciated. Capital assets are expected to yield future benefits and have useful lives which exceed one year. The total cost of a capital asset generally includes all applicable sales taxes, delivery costs, installation costs and other appropriate costs incurred by the Company in the case of self-constructed assets. Upon disposal, the cost of properties and related accumulated depreciation are removed from the accounts, with gains and losses reflected in SG&A expense in the consolidated statements of earnings.

Depreciation is provided over the estimated useful lives of the depreciable assets. Assets are depreciated using the straight-line method. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. During the term of a lease, if a substantial additional investment is made in a leased location, the Company reevaluates its definition of lease term to determine whether the investment, together with any penalties related to non-renewal, would constitute an economic penalty in such amount that renewal appears, at the time of the reevaluation, to be reasonably assured.

Long-Lived Assets/Store Closing - Losses related to impairment of long-lived assets are recognized when circumstances indicate the carrying values of the assets may not be recoverable. When management commits to close or relocate a store location, or when there are indicators that the carrying value of a long-lived asset may not be recoverable, the Company evaluates the carrying value of the asset in relation to its expected undiscounted future cash flows. If the carrying value of the assets is greater than the expected undiscounted future cash flows and the fair value of the assets is less than the carrying value, a provision is made for the impairment of the assets based on the excess of carrying value over fair value. The fair value of the assets is generally based on appraisals and the Company’s historical experience.

When a leased location is closed, a provision is made for the present value of future lease obligations, including property taxes, utilities, and common area maintenance, net of anticipated sublease income. Provisions for impairment and store closing costs are included in SG&A expenses. The store closing liability is included in other current liabilities in the consolidated balance sheets.

Leases - Assets under capital leases are amortized in accordance with the Company's normal depreciation policy for owned assets or if shorter, over the non-cancelable lease term and any option renewal period where failure to exercise such option would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. During the term of a lease, if a substantial additional investment is made in a leased location, the Company reevaluates its definition of lease term. The charge to earnings is included in depreciation expense in the consolidated financial statements.

For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when all conditions precedent to the Company’s obligation to pay rent are satisfied. Deferred rent is included in other long-term liabilities in the consolidated balance sheets.

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims. The Company has stop-loss coverage to limit the exposure arising from these claims. The Company is also self-insured for certain losses relating to medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

Income Taxes - The Company establishes deferred income tax assets and liabilities for temporary differences between the tax and financial accounting bases of assets and liabilities. The tax effects of such differences are reflected in the balance sheet at the enacted tax rates expected to be in effect when the differences reverse. The tax balances and income tax expense recognized by the Company are based on what management believes are reasonable interpretations of the tax statutes of multiple jurisdictions.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to operations as incurred.

Revenue Recognition - The Company recognizes revenues, net of sales tax, when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenues from product installation services are recognized when the installation is completed. Deferred revenues associated with amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed were $377 million and $265 million at February 3, 2006, and January 28, 2005, respectively.

Revenues from stored value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed. The liability associated with outstanding stored value cards was $293 million and $264 million at February 3, 2006, and January 28, 2005, respectively, and these amounts are included in deferred revenue in the accompanying consolidated balance sheets. The Company recognizes income from unredeemed stored value cards at the point at which redemption becomes remote.  As the Company’s stored value cards have no expiration, the Company performs an evaluation based on an aging of the unredeemed cards, based on the date of last stored value card use, to determine when redemption is remote.

Extended Warranties - Beginning in 2003, Lowe’s began selling separately priced extended warranty contracts under a new Lowe’s-branded program for which the Company is the primary obligor. The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term. Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term. Extended warranty contract terms range from one to four years from the date of purchase. All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred. Deferred revenues related to the Company’s extended warranty sales were $206 million at February 3, 2006, $39 million of which were included in current liabilities as deferred revenue. Extended warranty deferred revenues were $86 million at January 28, 2005, $10 million of which were included in current liabilities as deferred revenue. The long-term portion of the Company’s extended warranty deferred revenue is included in other long-term liabilities in the accompanying consolidated balance sheets. The change in the extended warranty deferred revenue balance from January 28, 2005 to February 3, 2006 was primarily due to additional warranties issued during the period. Reductions in the extended warranty liability for payments made under the extended warranties and aggregate changes in the liability for accruals related to preexisting warranties were not significant during the period, as the program is still in its beginning stages.

Cost of Sales and Selling, General and Administrative Expenses - The following lists the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative
▪  Total cost of products sold including:
-  Purchase costs, net of vendor funds;
-  Freight expenses associated with moving merchandise   inventories from vendors to retail stores;
-  Costs associated with operating the Company’s distribution network, including payroll and benefit costs and occupancy costs;
▪  Costs of services provided;
▪  Costs associated with delivery from vendors to customers by third parties;
▪  Costs associated with inventory shrinkage and obsolescence.

▪  Payroll and benefit costs, including incentives, for retail and corporate employees;
▪  Occupancy costs of retail and corporate facilities;
▪  Advertising;
▪  Costs associated with delivery from stores to customers by the Company;
▪  Third-party in-store service costs;
▪  Bank charges, including costs associated with credit card interchange fees;
▪  Costs associated with self-insured plans, and premium costs for stop-loss coverage and fully insured plans;
▪  Long-lived asset impairment charges and gains/losses on disposal of assets;
▪  Other administrative costs, such as supplies, and travel and entertainment.

Advertising - Costs associated with advertising are charged to operations as incurred. Gross advertising expenses were $812 million, $740 million and $682 million in 2005, 2004 and 2003, respectively. Cooperative advertising vendor funds of $0, $2 million and $673 million in 2005, 2004 and 2003, respectively, were recorded as a reduction of these expenses with the net amount included in SG&A. The reduction of the amount of cooperative advertising vendor funds recorded as a reduction of advertising expenses in 2004 is a result of the implementation of Emerging Issues Task Force Issue No. 02-16 (EITF 02-16), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” See further discussion of cooperative advertising allowances and the impact of the implementation of EITF 02-16 in Vendor Funds.

Vendor Funds - The Company receives funds from vendors in the normal course of business for a variety of reasons, including purchase-volume-related discounts and rebates, advertising allowances, reimbursement for third-party in-store service related costs, defective merchandise allowances, reimbursement for selling expenses and display costs, and early payment discounts on merchandise purchases. When necessary, management uses projected purchase volumes to estimate accrual rates, validates those projections based on actual purchase trends and applies those rates to actual purchase volumes to determine the amount of funds accrued by the Company and receivable from the vendor. Amounts accrued could be impacted if actual purchase volumes differ from projected purchase volumes.

The Company historically treated purchase-volume-related discounts or rebates as a reduction of inventory cost, reimbursements of operating expenses received from vendors as a reduction of those specific expenses, and early payment discounts as a reduction of cost of sales when the related product was purchased. The Company’s historical accounting treatment for these vendor-provided funds was consistent with EITF 02-16 with the exception of certain cooperative advertising, funds for third-party in-store services, and early payment discounts on merchandise purchases. The Company previously treated the cooperative advertising allowances and third-party in-store service funds as a reduction of the related expense.

Under EITF 02-16, vendor funds are treated as a reduction of inventory cost, unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor’s product. Substantially all of the vendor funds that the Company receives do not meet the specific, incremental and identifiable criteria in EITF 02-16. Therefore, for vendor fund agreements entered into after December 31, 2002, which was the effective date of the related provision of EITF 02-16, the Company treats funds that do not meet the specific, incremental and identifiable criteria as a reduction in the cost of inventory and recognizes these funds as a reduction of cost of sales when the inventory is sold. There is no impact to the timing of when the funds are received from vendors or the associated cash flows.

Third-party in-store service costs are included in SG&A expense and the funds received from vendors are recorded as a reduction of inventory cost in 2005 and 2004. Third-party in-store service costs for 2003 are presented net of vendor funds of $175 million.

Substantially all of the vendor fund agreements for 2003 were entered into prior to December 31, 2002, the effective date of the related provision of EITF 02-16. As a result, this accounting change reduced earnings per share by approximately $0.01 in 2003, but reduced diluted earnings per share by approximately $0.08 in 2004. This accounting change did not have a material impact on diluted earnings per share in 2005.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of shareholders’ equity. Comprehensive income represents changes in shareholders' equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale securities, as well as foreign currency translation adjustments. For the year ended February 3, 2006, foreign currency translation adjustments were approximately $1 million and unrealized holding gains/losses on available-for-sale securities were insignificant. For the year ended January 28, 2005, unrealized holding losses on available-for-sale securities were approximately $1 million and there were no foreign currency translation adjustments. For the year ended January 30, 2004, unrealized holding gains/losses on available-for-sale securities were insignificant and there were no foreign currency translation adjustments. The reclassification adjustments for gains/losses included in net earnings for 2005, 2004 and 2003 were also insignificant.

Stock-Based Compensation - Effective February 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted or modified after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the cost related to stock-based employee compensation included in the determination of net earnings for years ended February 3, 2006, January 28, 2005 and January 30, 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. The Company recognized stock compensation expense in 2005, 2004 and 2003 totaling $76 million, $70 million and $51 million, respectively, for stock options and awards granted or modified during the year.

The following table illustrates the effect on net earnings and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

(In Millions, Except Per Share Data)	2005	2004	2003

Net Earnings as Reported	$2,765	$2,167	$1,822
Add: Stock-Based Compensation Expense Included in Net Earnings, Net of Related Tax Effects	47	43	32

Deduct: Total Stock-Based Compensation Expense Determined Under the Fair-Value Based Method for All Awards, Net of Related Tax Effects	(49)	(85)	(93)

Pro Forma Net Earnings	$2,763	$2,125	$1,761

Earnings Per Share:
Basic - as Reported	$1.78	$1.39	$1.16
Basic - Pro Forma	$1.78	$1.37	$1.12

Diluted - as Reported	$1.73	$1.35	$1.13
Diluted - Pro Forma	$1.73	$1.32	$1.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the following table:

	2005	2004	2003
Weighted Average Fair Value Per Option	$7.81	$8.28	$8.82
Assumptions Used:
Weighted Average Expected Volatility	31.4%	38.3%	44.0%
Weighted Average Expected Dividend Yield	0.24%	0.22%	0.26%
Weighted Average Risk-Free Interest Rate	3.81%	2.39%	2.89%
Weighted Average Expected Life, in Years	3.2	3.3	5.5

Shipping and Handling Costs - The Company includes shipping and handling costs relating to the shipment of products to customers by third parties in cost of sales. Shipping and handling costs, which include salaries and vehicle operations expenses relating to the delivery of products to customers by the Company, are classified as SG&A expenses. Shipping and handling costs included in SG&A expenses were $312 million, $255 million, and $216 million during 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), "Share-Based Payment.” This statement eliminates the alternative to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123 (revised) will also require a change in the classification of the benefits of tax deductions in excess of recognized compensation cost to a reduction in operating cash flows and an increase in financing cash flows in periods after adoption. The Company will adopt SFAS No. 123 (revised) at the beginning of 2006. The adoption of SFAS No. 123 (revised) is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Rather than recognizing in net income a cumulative effect adjustment, this statement generally requires retrospective application of a change in accounting principle to prior periods’ financial statements. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Segment Information - The Company’s operating segments, representing the Company’s home improvement retail stores, are aggregated within one reportable segment based on the way the Company managed its business. This is due to the fact that the Company’s home improvement retail stores sell similar products and services that exhibit similar economic characteristics, use similar processes in selling products and services, and sell their products and services to similar classes of customers.

Reclassifications - Certain prior period amounts have been reclassified to conform to current classifications. Self insurance liabilities and deferred revenues are separately presented on the consolidated balance sheets and were reclassified from other current liabilities. The Company also reclassified depreciation expense associated with its distribution network from depreciation expense to cost of sales on the consolidated statements of earnings for all periods presented.

Stock Split - The Company’s Board of Directors approved a 2-for-1 stock split of its common shares on May 25, 2006. The stock split was effective June 30, 2006 to shareholders of record on June 16, 2006. The par value of the Company’s common stock remained at $0.50 per share. All prior period common share and per common share amounts have been retroactively adjusted to reflect the 2-for-1 stock split.

NOTE 2 - Restatement: During the first quarter of 2006, management reviewed the Company’s method of accounting for early payment discounts on merchandise purchases and determined it should recognize these discounts initially as a reduction of inventory cost and then as a reduction to cost of sales when the related inventory is sold in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company previously recognized early payment discounts as a financing component of merchandise purchases by reducing cost of sales when the related product was purchased. Prior period financial statements have been restated for the timing of recognition of early payment discounts. This resulted in a reduction in net earnings of $6 million, $9 million and $22 million for fiscal years 2005, 2004 and 2003, respectively, and a reduction in beginning retained earnings in fiscal 2003 of $6 million. The restatement for the timing of recognition of early payment discounts did not affect total operating, investing or financing cash flows.

The following tables summarize the effects of the restatement on the Company’s consolidated balance sheets as of February 3, 2006 and January 28, 2005, as well as the effects of this change on the Company’s consolidated statements of earnings for fiscal years 2005, 2004 and 2003, and the effect on retained earnings as of January 31, 2003.

	Consolidated Balance Sheet
	February 3,		February 3,
	2006		2006
(In Millions)	As Previously Reported	Adjustments	As Restated
Merchandise inventory - net	$6,706	$(71)	$6,635
Deferred income taxes - net	127	28	155
Total current assets	7,831	(43)	7,788
Total assets	$24,682	$(43)	$24,639
Retained earnings	12,234	(43)	12,191
Total shareholders' equity	14,339	(43)	14,296
Total liabilities and shareholders' equity	$24,682	$(43)	$24,639

	Consolidated Balance Sheet
	January 28,		January 28,
	2005		2005
(In Millions)	As Previously Reported	Adjustments	As Restated
Merchandise inventory - net	$5,911	$(61)	$5,850
Deferred income taxes - net	95	24	119
Total current assets	6,903	(37)	6,866
Total assets	$21,138	$(37)	$21,101
Retained earnings	9,634	(37)	9,597
Total shareholders' equity	11,535	(37)	11,498
Total liabilities and shareholders' equity	$21,138	$(37)	$21,101

	Consolidated Statement of Earnings
	February 3,		February 3,
Year Ended On	2006		2006
(In Millions, Except Per Share Data)	As Previously Reported	Adjustments	As Restated
Cost of sales	$28,443	$10	$28,453
Gross margin	14,800	(10)	14,790
Pre-tax earnings	4,506	(10)	4,496
Income tax provision	1,735	(4)	1,731
Net earnings	$2,771	$(6)	$2,765

Basic earnings per share	$1.78	$-	$1.78
Diluted earnings per share	$1.73	$-	$1.73

	Consolidated Statement of Earnings
	January 28,		January 28,
Year Ended On	2005		2005
(In Millions, Except Per Share Data)	As Previously Reported	Adjustments	As Restated
Cost of sales	$24,208	$16	$24,224
Gross margin	12,256	(16)	12,240
Pre-tax earnings	3,536	(16)	3,520
Income tax provision	1,360	(7)	1,353
Net earnings	$2,176	$(9)	$2,167

Basic earnings per share	$1.40	$(0.01)	$1.39
Diluted earnings per share	$1.35	$-	$1.35

	Consolidated Statement of Earnings
	January 30,		January 30,
Year Ended On	2004		2004
(In Millions, Except Per Share Data)	As Previously Reported	Adjustments	As Restated
Cost of sales	$21,269	$36	$21,305
Gross margin	9,569	(36)	9,533
Pre-tax earnings	2,944	(36)	2,908
Income tax provision	1,115	(14)	1,101
Earnings from continuing operations	1,829	(22)	1,807
Net earnings	$1,844	$(22)	$1,822

Basic earnings per share	$1.17	$(0.01)	$1.16
Diluted earnings per share	$1.14	$(0.01)	$1.13

	Consolidated Statement of Shareholders' Equity
	January 31,		January 31,
	2003		2003
(In Millions)	As Previously Reported	Adjustments	As Restated
Retained earnings	$5,817	$(6)	$5,811

NOTE 3 - Discontinued Operations:

During the fourth quarter of 2003, the Company sold 26 commodity-focused locations operating under The Contractor Yard name (the “Contractor Yards”). This sale was effected to allow the Company to continue to focus on its retail and commercial business. The Company has reported the results of operations of the Contractor Yards as discontinued operations for 2003. Those results were as follows:

Year Ended On
(In Millions)	January 30, 2004
Net Sales from Discontinued Operations	$425
Pre-Tax Earnings from Discontinued Operations	20
Gain on Sale of Contractor Yards	5
Income Tax Provision	10
Earnings from Discontinued Operations, Net of Tax	$15

The Company has revised the fiscal 2003 presentation of the statement cash flows to include the operating and investing portions of the cash flows attributable to the discontinued operations in their respective captions, totaling $85 million and $27 million, respectively. These amounts, totaling $112 million, were previously reported on a combined basis on the statement of cash flows, separate from continuing operations.

NOTE 4 - Investments:

The Company’s investment securities are classified as available-for-sale. The amortized costs, gross unrealized holding gains and losses and fair values of the investments at February 3, 2006, and January 28, 2005, were as follows:

	February 3, 2006
Type	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value

Municipal Obligations	$295	$-	$(1)	$294
Money Market Preferred Stock	157	-	-	157
Corporate Notes	2	-	-	2
Classified as Short-Term	454	-	(1)	453

Municipal Obligations	223	-	(1)	222
Corporate Notes	32	-	-	32
Mutual Funds	23	2	-	25
Asset-Backed Obligations	14	-	-	14
Certificates of Deposit	1	-	-	1
Classified as Long-Term	293	2	(1)	294

Total	$747	$2	$(2)	$747

	January 28, 2005
Type	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value

Municipal Obligations	$162	$-	$-	$162
Money Market Preferred Stock	121	-	-	121
Classified as Short-Term	283	-	-	283

Municipal Obligations	97	-	(1)	96
Corporate Notes	19	-	-	19
Asset-Backed Obligations	16	-	-	16
Mutual Funds	14	1	-	15
Classified as Long-Term	146	1	(1)	146

Total	$429	$1	$(1)	$429

The proceeds from sales of available-for-sale securities were $587 million, $117 million and $204 million for 2005, 2004 and 2003, respectively. Gross realized gains and losses on the sale of available-for-sale securities were not significant for any of the periods presented. The municipal obligations classified as long-term at February 3, 2006, will mature in one to twenty years, based on stated maturity dates. Corporate notes classified as long-term at February 3, 2006, will mature in one to three years, based on stated maturity dates. Asset-backed obligations classified as long-term at February 3, 2006, will mature in three to six years, based on stated maturity dates.

In the third quarter of 2005, the Company determined that certain cash balances pledged as collateral principally for the Company’s casualty insurance program were restricted and thus should not have been included in cash and cash equivalents in prior periods. The Company has corrected the classification of such restricted balances by including them in short-term investments, and has restated prior periods to reflect this change. The effect of this restatement was a reduction in cash and cash equivalents and an increase in short-term investments of $112 million at January 28, 2005. The impact on cash flows from investing activities was a decrease of $65 million in 2004 and a decrease of $10 million in 2003. In addition, this restatement resulted in a $37 million decrease in beginning cash and cash equivalents on the statement of cash flows for the year ended January 30, 2004.

Short-term and long-term investments include restricted balances pledged as collateral for a letter of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance program liabilities. Restricted balances included in short-term investments were $152 million at February 3, 2006 and $112 million at January 28, 2005. At February 3, 2006, restricted balances included in long-term investments were $74 million. There were no restricted balances included in long-term investments at January 28, 2005.

NOTE 5 - Property and Accumulated Depreciation:

Property is summarized by major class in the following table:
(In Millions)	Estimated Depreciable Lives (In Years)	February 3, 2006	January 28, 2005

Cost:
Land	N/A	$4,894	$4,197
Buildings	10-40	8,195	7,007
Equipment	3-15	6,468	5,405
Leasehold Improvements*	3-40	1,862	1,401

Total Cost		21,419	18,010
Accumulated Depreciation and Amortization		(5,065)	(4,099)

Net Property		$16,354	$13,911

* Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease, which is defined to include the non-cancelable lease term and any option renewal period where failure to exercise such option would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. During the term of a lease, if a substantial additional investment is made in a leased location, the Company reevaluates its definition of lease term.

Included in net property are assets under capital lease of $534 million, less accumulated depreciation of $248 million, at February 3, 2006, and $538 million, less accumulated depreciation of $227 million, at January 28, 2005.

NOTE 6 - Impairment and Store Closing Costs:

The Company periodically reviews the carrying value of long-lived assets for potential impairment. The charge for impairment is included in SG&A expense. Impairment charges recorded were $16 million, $31 million and $14 million in 2005, 2004 and 2003, respectively.

The net carrying value for relocated stores, closed stores and other excess property are included in other assets (non-current) and totaled $63 million and $56 million at February 3, 2006, and January 28, 2005, respectively.

When leased locations are closed, a liability is recognized for the fair value of future contractual obligations, including property taxes, utilities, and common area maintenance, net of anticipated sublease income. The charge for store closing costs is included in SG&A expense. The store closing liability, which is included in other current liabilities in the consolidated balance sheets, was $23 million and $24 million at February 3, 2006, and January 28, 2005, respectively.

NOTE 7 - Short-term Borrowings and Lines of Credit:

The Company has a $1 billion senior credit facility which became effective in July 2004 and expires in July 2009. This facility is available to support the Company's $1 billion commercial paper program and for direct borrowings. Borrowings are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain covenants, including maintenance of a specific financial ratio. The Company was in compliance with these covenants at February 3, 2006 and January 28, 2005. Fifteen banking institutions are participating in the $1 billion senior credit facility and, as of February 3, 2006 and January 28, 2005, there were no outstanding borrowings under the facility or under the commercial paper program.

Four banks have extended lines of credit aggregating $420 million for the purpose of issuing documentary letters of credit and standby letters of credit. These lines do not have termination dates and are reviewed periodically. Commitment fees ranging from .25% to .50% per annum are paid on the letters of credit amounts outstanding. Outstanding letters of credit totaled $316 million as of February 3, 2006, and $304 million as of January 28, 2005.

There were no short-term borrowings outstanding at February 3, 2006, or January 28, 2005.

NOTE 8 - Long-Term Debt:

		Fiscal Year
(In Millions)		of Final	February 3,	January 28,
Debt Category	Interest Rates	Maturity	2006	2005
Secured Debt:[1]
Mortgage Notes	6.82 to 8.25%	2028	$38	$37
Unsecured Debt:
Debentures	6.50 to 6.88%	2029	693	693
Notes	8.25%	2010	498	997
Medium-Term Notes - Series A	7.35 to 8.20%	2023	27	27
Medium-Term Notes - Series B2	6.70 to 7.61%	2037	267	267
Senior Notes	5.00 to 5.50%	2035	988	100
Convertible Notes	0.86 to 2.50%	2021	596	1,146
Capital Leases and Other		2030	424	423

Total Long-Term Debt			3,531	3,690
Less Current Maturities			32	630

Long-Term Debt, Excluding Current Maturities			$3,499	$3,060

[1]	Real properties with an aggregate book value of $101 million were pledged as collateral at February 3, 2006, for secured debt.
[2]
Approximately 34% of these medium-term notes may be put at the option of the holder on either the tenth or twentieth anniversary date of the issue at par value. None of these notes are currently putable.

Debt maturities, exclusive of unamortized original issue discounts, capital leases and other, for the next five years and thereafter are as follows: 2006, $7 million; 2007, $61 million; 2008, $6 million; 2009, $1 million; 2010, $501 million; thereafter, $2.7 billion.

The Company’s debentures, senior notes, medium-term notes and convertible notes contain certain restrictive covenants. The Company was in compliance with all covenants in these agreements at February 3, 2006 and January 28, 2005.

In October 2005, the Company issued $1 billion of unsecured senior notes, comprised of two $500 million traunches maturing in October 2015 and October 2035, respectively, (Senior Notes). The first $500 million traunche of 5.0% Senior Notes was sold at a discount of $4 million. The second $500 million traunche of 5.5% Senior Notes was sold a discount of $8 million. Interest on the notes is payable semi-annually in arrears in April and October. The discount associated with the issuance is being amortized over the respective terms of the Senior Notes. Issuance costs were approximately $1 million and are being amortized over the respective terms of the Senior Notes. The net proceeds of $987 million were used in part for the repayment of $600 million in outstanding notes due December 2005. The remaining proceeds will be used for general corporate purposes and to finance repurchases of common stock.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of the redemption on a semi-annual basis at a specified rate. The indenture does not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity. However, the indenture governing the Senior Notes contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

The Company has $580.5 million aggregate principal of senior convertible notes issued in October 2001 at an issue price of $861.03 per note. Interest on the notes, at the rate of 0.8610% per year on the principal amount at maturity, is payable semiannually in arrears until October 2006. After that date, the Company will not pay cash interest on the notes prior to maturity. Instead, in October 2021 when the notes mature, a holder will receive $1,000 per note, representing a yield to maturity of approximately 1%. Holders may require the Company to purchase all or a portion of their notes in October 2006, at a price of $861.03 per note plus accrued cash interest, if any, or in October 2011, at a price of $905.06 per note. The Company may choose to pay the purchase price of the notes in cash or common stock or a combination of cash and common stock. In addition, if a change in control of the Company occurs on or before October 2006, each holder may require the Company to purchase for cash all or a portion of such holder’s notes. The Company may redeem for cash all or a portion of the notes at any time beginning October 2006, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the redemption date.

Holders of the senior convertible notes may convert their notes into 34.424 shares of the Company’s common stock only if: the sale price of the Company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred. The conversion ratio of 34.424 shares per note is only adjusted based on normal antidilution provisions designed to protect the value of the conversion option.

During the third quarter of 2005, the Company’s closing share prices reached the specified threshold such that the senior convertible notes became convertible at the option of each holder into shares of common stock during the fourth quarter of 2005. Holders of an insignificant number of notes exercised their right to convert their notes into shares of the Company’s common stock during 2005. During the fourth quarter of 2005, the Company’s closing share prices again reached the specified threshold such that the senior convertible notes would become convertible at the option of each holder into shares of common stock in the first quarter of 2006.

The Company has $155.4 million aggregate principal of convertible notes issued in February 2001 at an issue price of $608.41 per note. Interest will not be paid on the notes prior to maturity in February 2021, at which time the holders will receive $1,000 per note, representing a yield to maturity of 2.5%. Holders of the notes had the right to require the Company to purchase all or a portion of their notes in February 2004 at a price of $655.49 per note and will have the right in February 2011 to require the Company to purchase all or a portion of their notes at a price of $780.01 per note. The Company may choose to pay the purchase price of the notes in cash or common stock, or a combination of cash and common stock. Holders of an insignificant number of notes exercised their right to require the Company to purchase their notes during 2004, all of which were purchased in cash.

Holders may convert their notes at any time on or before the maturity date, unless the notes have been previously purchased or redeemed, into 32.896 shares of the Company's common stock per note. The conversion ratio of 32.896 shares per note is only adjusted based on normal antidilution provisions designed to protect the value of the conversion option. During 2005, holders of $839 million principal amount, $565 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert their notes into 27.6 million shares of the Company’s common stock at the rate of 32.896 shares per note. During 2004, holders of $10 million principal amount, $6 million carrying amount of the Company’s convertible notes issued in February 2001 exercised their right to convert their notes into 0.3 million shares of the Company’s common stock.

Upon the issuance of each of the series of convertible notes previously described, we evaluated the optionality features embedded in the notes and concluded that these features do not require bifurcation from the host contracts and separate accounting as derivative instruments.

NOTE 9 - Financial Instruments:

Cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities are reflected in the financial statements at cost, which approximates fair value due to their short-term nature. Short- and long-term investments classified as available-for-sale securities, which include restricted balances, are reflected in the financial statements at fair value. Estimated fair values for long-term debt have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of the Company's long-term debt excluding capital leases and other is as follows:

	February 3, 2006		January 28, 2005
	Carrying	Fair	Carrying	Fair
(In Millions)	Amount	Value	Amount	Value
Liabilities:
Long-Term Debt (Excluding Capital Leases and Other)	$3,107	$3,578	$3,267	$3,974

Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

NOTE 10 - Earnings per Share:

Basic earnings per share (EPS) excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of stock options and convertible notes as of the balance sheet date. The following table reconciles EPS for 2005, 2004 and 2003:

(In Millions, Except Per Share Data)	2005	2004	2003
Basic Earnings per Share:
Earnings from Continuing Operations	$2,765	$2,167	$1,807
Earnings from Discontinued Operations, Net of Tax	-	-	15
Net Earnings	$2,765	$2,167	$1,822
Weighted Average Shares Outstanding	1,555	1,554	1,570
Basic Earnings per Share: Continuing Operations	$1.78	$1.39	$1.15
Basic Earnings per Share: Discontinued Operations	-	-	0.01
Basic Earnings per Share	$1.78	$1.39	$1.16

Diluted Earnings per Share:
Net Earnings	$2,765	$2,167	$1,822
Net Earnings Adjustment for Interest on Convertible Debt, Net of Tax	11	14	14
Net Earnings, as Adjusted	$2,776	$2,181	$1,836
Weighted Average Shares Outstanding	1,555	1,554	1,570
Dilutive Effect of Stock Options	10	10	8
Dilutive Effect of Convertible Debt	42	53	53
Weighted Average Shares, as Adjusted	1,607	1,617	1,631
Diluted Earnings per Share: Continuing Operations	$1.73	$1.35	$1.12
Diluted Earnings per Share: Discontinued Operations	-	-	0.01
Diluted Earnings per Share	$1.73	$1.35	$1.13

NOTE 11 - Shareholders' Equity:

Authorized shares of common stock were 5.7 billion at February 3, 2006 and 5.6 billion at January 28, 2005, respectively.

The Company has five million authorized shares of preferred stock ($5 par), none of which have been issued. The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

In January 2005, the Board of Directors authorized up to $1 billion in share repurchases through 2006. This program is intended to be implemented through purchases made from time to time either in the open market or through private transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. During 2005, the Company repurchased 25.0 million shares at a total cost of $774 million. In January 2006, the Board of Directors authorized up to an additional $1 billion in share repurchases through 2007. As of February 3, 2006, the total remaining authorization was $1.2 billion.

The Company granted restricted stock awards of 2.0 million shares with a per share weighted-average fair value of $31.27 in 2005. The Company granted restricted stock awards of 692,000 shares with a per share weighted-average fair value of $28.38 in 2004. The Company also granted deferred stock units, which represent non-vested stock, of 1.1 million units with a per share weighted-average fair value of $19.65 in 2003. These grants normally vest over three to five years. Related expenses (charged to stock compensation expense) for 2005, 2004 and 2003 were $18 million, $12 million and $5 million, respectively.

The Company has three stock incentive plans, referred to as the “2001”, “1997” and “1994” Incentive Plans, under which incentive and non-qualified stock options may be granted to key employees. No awards may be granted after 2011 under the 2001 plan, after 2007 under the 1997 plan and after 2004 under the 1994 plan. Stock options generally have terms of seven years, normally vest evenly over three years, and are assigned an exercise price of not less than the fair market value of a share of the Company’s common stock on the date of grant. Related expenses (charged to stock compensation expense) for 2005, 2004 and 2003 were $46 million, $39 million and $33 million, respectively. At February 3, 2006, there were 28,649,000 and 174,000 shares available for grants under the 2001 and 1997 plans, respectively, and no shares available for grants under the 1994 plan.

Stock option information related to the 2001, 1997 and 1994 Incentive Plans is summarized as follows:

Key Employee Stock Option Plans	Shares (In Thousands)	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2003	41,303	$16.69
Granted	8,637	20.20
Canceled or Expired	(2,258)	19.83
Exercised	(7,491)	13.10
Outstanding at January 30, 2004	40,191	$17.84
Granted	5,917	28.05
Canceled or Expired	(1,518)	22.44
Exercised	(6,154)	15.09
Outstanding at January 28, 2005	38,436	$19.78
Granted	5,940	29.47
Canceled or Expired	(972)	26.29
Exercised	(13,108)	17.38
Outstanding at February 3, 2006	30,296	$22.51

Exercisable at January 30, 2004	15,050	$13.79
Exercisable at January 28, 2005	17,590	$15.47
Exercisable at February 3, 2006	19,407	$19.94

	Outstanding			Exercisable
Range of Exercise Prices	Options (In Thousands)	Weighted-Average Remaining Term	Weighted-Average Exercise Price	Options (In Thousands)	Weighted-Average Exercise Price
$3.76 – 6.30	28	1.2	$5.37	28	$5.37
6.59 – 9.72	254	1.7	7.62	254	7.62
10.67 – 15.58	4,843	1.7	13.01	4,810	13.01
17.56 – 26.03	15,215	3.5	21.58	12,735	21.79
26.79 – 33.06	9,956	5.7	28.97	1,580	28.38
Totals	30,296	3.9	$22.51	19,407	$19.94

The Company maintains the Lowe's Companies, Inc. Amended and Restated Directors' Stock Option and Deferred Stock Unit Plan for its non-employee directors (Directors’ Plan).  Prior to the amendment to the Directors’ Plan in 2005, each non-employee Director was awarded 8,000 options on the date of the first board meeting after each annual meeting of the Company's shareholders (the award date).  The options vested evenly over three years, expired after seven years and were assigned a price equal to the fair market value of the Company's common stock on the date of grant.  Since the amendment, each non-employee Director is awarded a number of deferred stock units, which represent non-vested stock, equal to $85,000 based on the fair market value of the Company’s common stock on the date of grant.  The deferred stock units vest immediately.  The maximum number of shares available for grant under the Directors’ Plan is 1.0 million, subject to adjustment in the event of a stock dividend, stock split or other similar event as specified in the plan.  No awards may be granted under the Directors’ Plan after the award date in 2008.  In 2005, 30,000 deferred stock units were awarded with a weighted-average fair market value of $28.58.  In 2005, the related expense (charged to stock compensation expense) for the options and awards was $1 million.  The amount of stock compensation expense recognized in 2004 and 2003 was insignificant.

Stock option information related to the Directors’ Plan is summarized as follows:

Directors’ Stock Option Plans	Shares (In Thousands)	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 2003	272	$17.19
Granted	72	21.13
Exercised	(51)	14.37
Canceled or Expired	(24)	21.51
Outstanding at January 30, 2004	269	$18.39
Granted	80	26.79
Exercised	(18)	13.81
Canceled or Expired	(16)	21.42
Outstanding at January 28, 2005	315	$20.64
Granted	-	-
Exercised	(8)	12.92
Canceled or Expired	(8)	24.90
Outstanding at February 3, 2006	299	$20.73

Exercisable at January 30, 2004	141	$15.64
Exercisable at January 28, 2005	179	$17.48
Exercisable at February 3, 2006	235	$19.47

	Outstanding			Exercisable
Range of Exercise Prices	Options (In Thousands)	Weighted-Average Remaining Term	Weighted- Average Exercise Price	Options (In Thousands)	Weighted-Average Exercise Price
$11.44 – 21.13	166	2.5	$16.99	149	$16.54
23.58 – 26.79	133	4.4	25.37	86	24.58
Totals	299	3.4	$20.73	235	$19.47

The Company maintains a qualified Employee Stock Purchase Plan (ESPP) that allows eligible employees to participate in the purchase of designated shares of the Company’s common stock. Twenty million shares were authorized for this plan with 4,190,002 remaining available at February 3, 2006.  The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company issued 2,454,872, 2,662,588 and 2,883,036 shares of common stock pursuant to this plan during 2005, 2004 and 2003, respectively.  As discussed in Note 1, effective February 1, 2003, the Company adopted the fair-value recognition provisions of SFAS No. 123 for all employee awards granted or modified after January 31, 2003.  As a result, during 2005, 2004 and 2003, the Company recognized stock compensation expense totaling $11 million, $19 million and $13 million, respectively, relating to stock issued under the ESPP during that period, which is included in the $76 million, $70 million and $51 million in stock compensation expense recognized in 2005, 2004 and 2003, respectively.

NOTE 12 ‑ Leases:

The Company leases store facilities and land for certain store facilities under agreements with original terms generally of 20 years.  For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and any option renewal period where failure to exercise such option would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured.  The lease term commences on the date when all conditions precedent to the Company’s obligation to pay rent are satisfied. The leases generally contain provisions for four to six renewal options of five years each.

Some agreements also provide for contingent rentals based on sales performance in excess of specified minimums. In 2005, 2004 and 2003, contingent rentals were insignificant.

Certain equipment is also leased by the Company under agreements ranging from two to five years. These agreements typically contain renewal options providing for a renegotiation of the lease, at the Company's option, based on the fair market value at that time.

The future minimum rental payments required under capital and operating leases having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In Millions)	Operating Leases		Capital Leases
Fiscal Year	Real Estate	Equipment	Real Estate	Equipment		Total

2006	$278	$1	$58		$1	$338
2007	280	1	59		-	340
2008	279	1	59		-	339
2009	278	-	58		-	336
2010	278	-	58		-	336
Later Years	3,522	-	335		-	3,857
Total Minimum Lease Payments	$4,915	$3	$627		$1	$5,546
Total Minimum Capital Lease Payments				$628
Less Amount Representing Interest				228
Present Value of Minimum Lease Payments				400
Less Current Maturities				25
Present Value of Minimum Lease Payments, Less Current Maturities				$375

Rental expenses under operating leases for real estate and equipment were $328 million, $271 million and $238 million in 2005, 2004 and 2003, respectively.

NOTE 13 - Employee Retirement Plans:

The Company maintains a defined contribution retirement plan for its employees (the 401(k) Plan). Employees are eligible to participate in the 401(k) Plan after completing 90 days of continuous service.  Participants are allowed to choose from a group of mutual funds in order to designate how both employer and employee contributions are to be invested.  The Company's common stock is also one of the investment options for contributions to the 401(k) Plan.  Company shares held on the participants’ behalf by the 401(k) Plan are voted by the participants.  The Company makes contributions to the 401(k) Plan each payroll period based upon a matching formula applied to employee contributions. In addition, the Company offers a performance match to eligible 401(k) Plan participants based on growth of Company earnings before taxes for the fiscal year.  401(k) Plan participants must have three or more years of employment service and be actively employed on the last day of the fiscal year to be eligible for the performance match.  The performance match is funded in participant accounts in April of the following year. The Company’s contributions to the 401(k) Plan vest immediately in the participant accounts. Once participants reach age 59 ½, they may elect to withdraw their entire 401(k) Plan balance.  This is a one-time, in-service distribution option.  Participants may also withdraw contributions and rollover contributions while still actively employed for reasons of hardship.  In addition, participants with 20 or more years of service, who have an Employee Stock Ownership Plan carryforward account balance within the 401(k) Plan, can elect to receive a one-time, in-service distribution of 50% of this account balance.

The Company maintains a Benefit Restoration Plan (BRP) to provide benefits in addition to those provided under the 401(k) Plan to 401(k) Plan participants whose benefits are restricted as a result of certain provisions of the Internal Revenue Code of 1986.

The Company also maintains a non-qualified deferred compensation program called the Lowe’s Cash Deferral Plan. This plan is designed to permit highly compensated employees to defer receipt of portions of their compensation, thereby delaying taxation on the deferral amount and on subsequent earnings until the balance is distributed.  This plan does not provide for employer contributions.

The Company recognized expense associated with contributions to employee retirement plans of $136 million, $68 million and $83 million in 2005, 2004 and 2003, respectively.

NOTE 14 ‑ Income Taxes:

The following is a reconciliation of the effective tax rate to the federal statutory tax rate for continuing operations:

	2005	2004	2003

Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of
Federal Tax Benefit	3.6	3.5	3.1
Stock-Based Compensation
Expense	0.1	0.2	0.2
Other, Net	(0.2)	(0.2)	(0.4)
Effective Tax Rate	38.5%	38.5%	37.9%

	Components of Income Tax Provision for Continuing Operations
(In Millions)	2005	2004	2003
Current
Federal	$1,514	$1,077	$834
State	254	174	124
Total Current	1,768	1,251	958
Deferred
Federal	(31)	80	131
State	(6)	22	12
Total Deferred	(37)	102	143
Total Income Tax Provision	$1,731	$1,353	$1,101

The tax effect of cumulative temporary differences that gave rise to the deferred tax assets and liabilities at February 3, 2006, and January 28, 2005, is as follows:

	February 3, 2006			January 28, 2005
(In Millions)	Assets	Liabilities	Total	Assets	Liabilities	Total

Excess Property and Store Closing Costs	$19	$-	$19	$19	$-	$19
Self-Insurance	81	-	81	42	-	42
Depreciation	-	(804)	(804)	-	(776)	(776)
Rent	26	-	26	26	-	26
Vacation Accrual	6	-	6	7	-	7
Sales Returns Reserve	44	-	44	43	-	43
Stock-Based Compensation Expense	40	-	40	28	-	28
Other, Net	19	(11)	8	14	(20)	(6)
Total	$235	$(815)	$(580)	$179	$(796)	$(617)

Given the consistent profitability of past operations, the Company believes that the deferred tax assets will be recovered and that no valuation allowance is necessary.

The tax balances and income tax expense recognized by the Company are based on what management believes are reasonable interpretations of the tax statutes of multiple jurisdictions. Income tax expense reflects the Company’s best estimates and assumptions regarding the level of future taxable income and interpretation of current tax statutes.

The Company believes that its tax positions are consistent with applicable tax laws and that they are supportable. However, management believes that certain positions are likely to be challenged by taxing authorities. These challenges include a review of the Company’s tax filing positions, including the timing and amount of income and deductions in various tax jurisdictions.  In evaluating liabilities associated with its various tax filing positions, the Company has accrued for probable liabilities resulting from tax assessments by tax authorities. The Company records these tax contingencies to address the potential exposures that can result from the diverse interpretations of tax statutes, rules and regulations. The amounts accrued were not material to the Company’s consolidated financial statements in any of the years presented.

NOTE 15 - Commitments and Contingencies:

The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are believed to have a risk of having a material impact on the Company’s financial statements. In evaluating liabilities associated with its various legal proceedings, the Company has accrued for probable liabilities associated with these matters. The amounts accrued were not material to the Company’s consolidated financial statements in any of the years presented.

As of February 3, 2006, the Company had non-cancelable commitments related to purchases of merchandise inventory, property and construction of buildings, as well as commitments related to certain marketing and information technology programs of $1.6 billion. Payments under these commitments are scheduled to be made as follows: 2006, $650 million; 2007, $271 million; 2008, $215 million; 2009, $207 million; 2010, $207 million; thereafter, $4 million.

NOTE 16 - Other Information:

Net interest expense is comprised of the following:

(In Millions)	2005	2004	2003

Long-Term Debt	$171	$159	$162
Mortgage Interest	3	3	4
Capitalized Leases	39	38	39
Short-Term Debt	1	-	-
Amortization of Original Issue Discount And Loan Costs	17	20	19
Interest Income	(45)	(16)	(18)
Interest Capitalized	(28)	(28)	(26)

Net Interest Expense	$158	$176	$180

Supplemental Disclosures of Cash Flow Information:

(In Millions)	2005	2004	2003

Cash Paid for Interest, Net of Amount Capitalized	$173	$174	$179
Cash Paid for Income Taxes	$1,593	$1,192	$926

Noncash Investing and Financing Activities:
Noncash Fixed Asset Acquisitions, Including Assets Acquired Under Capital Lease	$175	$133	$102
Conversions of Long-Term Debt to Equity	$565	$6	$-

###

SELECTED QUARTERLY DATA (Unaudited)

	First		Second		Third		Fourth(1)
(In Millions, Except Per Share Data)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)
2005
Net Sales	$9,913	$9,913	$11,929	$11,929	$10,592	$10,592	$10,808	$10,808
Gross Margin	3,404	3,398	4,026	4,027	3,584	3,580	3,786	3,785
Net Earnings	590	586	838	839	649	646	694	693
Basic Earnings Per Share	0.38	0.38	0.54	0.54	0.42	0.41	0.44	0.44
Diluted Earnings Per Share	$0.37	$0.37	$0.52	$0.52	$0.41	$0.40	$0.44	$0.43

	First		Second		Third		Fourth
(In Millions, Except Per Share Data)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)	As Previously Reported	As Restated(2)
2004
Net Sales	$8,681	$8,681	$10,169	$10,169	$9,064	$9,064	$8,550	$8,550
Gross Margin	2,860	2,850	3,378	3,380	3,040	3,033	2,978	2,977
Net Earnings	452	446	700	701	516	512	508	508
Basic Earnings Per Share	0.29	0.28	0.45	0.45	0.33	0.33	0.33	0.33
Diluted Earnings Per Share	$0.28	$0.27	$0.44	$0.44	$0.32	$0.32	$0.32	$0.32

(1) The fourth quarter of fiscal 2005 contained an additional week. Therefore fiscal 2005 contained 53 weeks, while fiscal 2004 contained 52 weeks.
(2) Amounts reflect the restatement discussed in Note 2 to the consolidated financial statements.

Item 9A - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 3, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the restatement described in Note 2 to the consolidated financial statements and the filing of this Form 10-K/A, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon their re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lowe’s Companies, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (Internal Control) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our Internal Control was designed to provide reasonable assurance to our management and the board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

Our management evaluated the effectiveness of our Internal Control as of February 3, 2006. In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our management’s assessment, we have concluded that, as of February 3, 2006, our Internal Control is effective.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements contained in this report, has issued an attestation report on our management’s assessment of our Internal Control. This report appears in Part II, Item 8 on page 24 of this report.

Part IV

Item 15 - Exhibits and Financial Statement Schedules

a) 1. Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm	23

Consolidated Statements of Earnings for each of the three fiscal years in the period ended February 3, 2006	25

Consolidated Balance Sheets at February 3, 2006 and January 28, 2005	26

Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended February 3, 2006	27

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 3, 2006	28

Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended February 3, 2006	29-48

Selected Financial Data (Unaudited)	6-8

2. Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 3, 2006:
Reserve for loss on discontinued inventories	$77	$27	(a)	$-		$104
Reserve for inventory shrinkage	94	376		(357)	(b)	113
Reserve for sales returns	37	17	(c)	-		54
Self-insurance liabilities	467	608		(504)	(d)	571
Store closing liability	24	9		(10)	(e)	23

January 28, 2005:
Reserve for loss on discontinued inventories	$61	$16	(a)	$-		$77
Reserve for inventory shrinkage	82	335		(323)	(b)	94
Reserve for sales returns	26	11	(c)	-		37
Self-insurance liabilities	366	480		(379)	(d)	467
Store closing liability	19	16		(11)	(e)	24

January 30, 2004:
Reserve for loss on discontinued inventories	$52	$9	(a)	$-		$61
Reserve for inventory shrinkage	83	296		(297)	(b)	82
Reserve for sales returns	18	8	(c)	-		26
Self-insurance liabilities	271	375		(280)	(d)	366
Store closing liability	16	12		(9)	(e)	19

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

*(10.14)
Form of the Company's Management Continuity Agreement for Senior Officers (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended February 1, 2002, and incorporated by reference herein).

*(10.15)	Form of the Company's Management Continuity Agreement for Executive Officers (filed as Exhibit 10.2 to the Company's Form 10-Q dated June 4, 2004, and incorporated by reference herein).

*(10.16)	Release, Separation and Consulting Agreement - Thomas E. Whiddon (filed as Exhibit 10(iii)(A).1 to the Company's Form 10-Q dated September 12, 2003 and incorporated by reference herein).

*(10.17)	Release and Separation Agreement - William C. Warden, Jr. (filed as Exhibit 10(iii)(A).2 to the Company's Form 10-Q dated September 12, 2003 and incorporated by reference herein).

*(10.18)	Retirement Agreement - Robert L. Tillman (filed as Exhibit 10.2 to the Company’s Form 10-Q dated December 7, 2004 and incorporated by reference herein).

*(10.19)	Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated June 4, 2004 and incorporated by reference herein).

*(10.20)
Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan (filed as Exhibit
10.1 to the Company’s Form 8-K dated June 3, 2005 and incorporated by reference herein).

*(10.21)	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.22)	Retirement Agreement - Dale C. Pond (filed as Exhibit 10.1 to the Company's Form 10-Q dated June 8, 2005 and incorporated by reference herein).

*(10.23)	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 1, 2005 and incorporated by reference herein).

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

September 29, 2006	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer