Form 10-Q
period 2006-11-03
LOWES COMPANIES INC
filed 2006-12-06
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT DECEMBER 1, 2006
Common Stock, $.50 par value	1,522,786,382

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

			October 28, 2005
		November 3, 2006	As Restated	February 3, 2006
Assets

Current assets:
Cash and cash equivalents		$657	$1,445	$423
Short-term investments		464	864	453
Merchandise inventory - net		7,219	6,429	6,635
Deferred income taxes - net		157	104	155
Other current assets		125	200	122

Total current assets		8,622	9,042	7,788

Property, less accumulated depreciation		18,188	15,410	16,354
Long-term investments		121	296	294
Other assets		242	205	203

Total assets		$27,173	$24,953	$24,639

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$89	$632	$32
Accounts payable		3,416	3,201	2,832
Accrued salaries and wages		373	369	424
Self-insurance liabilities		616	551	571
Deferred revenue		846	748	709
Other current liabilities		1,374	1,109	1,264

Total current liabilities		6,714	6,610	5,832

Long-term debt, excluding current maturities		4,337	3,749	3,499
Deferred income taxes - net		683	745	735
Other long-term liabilities		353	290	277

Total liabilities		12,087	11,394	10,343

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
November 3, 2006	1,520
October 28, 2005	1,560
February 3, 2006	1,568	760	780	784
Capital in excess of par value		-	1,235	1,320
Retained earnings		14,323	11,544	12,191
Accumulated other comprehensive income		3	-	1

Total shareholders' equity		15,086	13,559	14,296

Total liabilities and shareholders' equity		$27,173	$24,953	$24,639

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
			October 28, 2005				October 28, 2005
	November 3, 2006		As Restated		November 3, 2006		As Restated
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,211	100.00	$10,592	100.00	$36,522	100.00	$32,435	100.00

Cost of sales	7,346	65.53	7,012	66.20	24,011	65.74	21,430	66.07

Gross margin	3,865	34.47	3,580	33.80	12,511	34.26	11,005	33.93

Expenses:

Selling, general and administrative	2,320	20.70	2,212	20.88	7,404	20.27	6,711	20.69

Store opening costs	44	0.39	35	0.33	97	0.27	85	0.26

Depreciation	297	2.65	246	2.32	854	2.34	718	2.21

Interest - net	45	0.40	36	0.34	110	0.30	122	0.38

Total expenses	2,706	24.14	2,529	23.87	8,465	23.18	7,636	23.54

Pre-tax earnings	1,159	10.33	1,051	9.93	4,046	11.08	3,369	10.39

Income tax provision	443	3.94	405	3.83	1,554	4.26	1,297	4.00

Net earnings	$716	6.39	$646	6.10	$2,492	6.82	$2,072	6.39

Weighted average shares outstanding - basic	1,522		1,559		1,540		1,552

Basic earnings per share	$0.47		$0.41		$1.62		$1.34

Weighted average shares outstanding - diluted	1,551		1,608		1,571		1,608

Diluted earnings per share	$0.46		$0.40		$1.59		$1.29

Cash dividends per share	$0.05		$0.03		$0.13		$0.08

Retained Earnings
Balance at beginning of period	$13,843		$10,944		$12,191		$9,597
Net earnings	716		646		2,492		2,072
Cash dividends	(76)		(46)		(200)		(125)
Share repurchases	(160)		-		(160)		-
Balance at end of period	$14,323		$11,544		$14,323		$11,544

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
		October 28, 2005
	November 3, 2006	As Restated
Cash flows from operating activities:
Net earnings	$2,492	$2,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	907	771
Deferred income taxes	(54)	24
Loss on disposition/writedown of fixed and other assets	35	23
Share-based payment expense	56	57
Changes in operating assets and liabilities:
Merchandise inventory - net	(584)	(579)
Other operating assets	(26)	(116)
Accounts payable	584	506
Other operating liabilities	233	602
Net cash provided by operating activities	3,643	3,360

Cash flows from investing activities:
Purchases of short-term investments	(248)	(1,581)
Proceeds from sale/maturity of short-term investments	490	1,083
Purchases of long-term investments	(225)	(249)
Proceeds from sale/maturity of long-term investments	141	10
Increase in other long-term assets	(8)	(34)
Fixed assets acquired	(2,724)	(2,277)
Proceeds from the sale of fixed and other long-term assets	30	44
Net cash used in investing activities	(2,544)	(3,004)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	991	987
Repayment of long-term debt	(24)	(23)
Proceeds from issuance of common stock under employee stock purchase plan	36	32
Proceeds from issuance of common stock from stock options exercised	64	183
Cash dividend payments	(200)	(125)
Repurchase of common stock	(1,737)	(495)
Excess tax benefits of share-based payments	5	-
Net cash (used in) provided by financing activities	(865)	559

Net increase in cash and cash equivalents	234	915
Cash and cash equivalents, beginning of period	423	530
Cash and cash equivalents, end of period	$657	$1,445

See accompanying notes to the unaudited consolidated financial statements.

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying Consolidated Financial Statements (Unaudited) and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements (Unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of November 3, 2006 and October 28, 2005, the results of operations for the three and nine months ended November 3, 2006 and October 28, 2005, and cash flows for the nine months ended November 3, 2006 and October 28, 2005.

These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K, for the fiscal year ended February 3, 2006, as amended on Form 10-K/A (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior interim period amounts have been reclassified to conform to current classifications. Self-insurance liabilities and deferred revenues are separately presented on the consolidated balance sheets and were reclassified from other current liabilities. The Company also reclassified depreciation expense associated with its distribution network from depreciation expense to cost of sales on the consolidated statements of earnings.

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

Note 2: Restatement - During the first quarter of 2006, management reviewed the Company’s method of accounting for early payment discounts on merchandise purchases and determined it should recognize these discounts initially as a reduction of inventory cost and then as a reduction to cost of sales when the related inventory is sold in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company previously recognized early payment discounts as a financing component of merchandise purchases by reducing cost of sales when the related product was purchased. Prior period financial statements have been restated for the timing of recognition of early payment discounts. The restatement for the timing of recognition of early payment discounts did not affect total operating, investing or financing cash flows.

The following tables summarize the effects of the restatement on the Company’s consolidated balance sheet as of October 28, 2005, as well as the related effects on the Company’s consolidated statements of earnings for the three and nine month periods ended October 28, 2005.

	Consolidated Balance Sheet
	October 28,		October 28,
	2005		2005
(In Millions)	As Previously Reported (1)	Adjustments	As Restated
Merchandise inventory - net	$6,499	$(70)	$6,429
Deferred income taxes - net	76	28	104
Total current assets	9,084	(42)	9,042
Total assets	$24,995	$(42)	$24,953
Retained earnings	11,586	(42)	11,544
Total shareholders' equity	13,601	(42)	13,559
Total liabilities and shareholders' equity	$24,995	$(42)	$24,953

	Consolidated Statement of Earnings
	October 28,		October 28,
Three Months Ended	2005		2005
(In Millions, Except Per Share Data)	As Previously Reported (1)	Adjustments	As Restated
Cost of sales	$7,008	$4	$7,012
Gross margin	3,584	(4)	3,580
Pre-tax earnings	1,055	(4)	1,051
Income tax provision	406	(1)	405
Net earnings	$649	$(3)	$646

Basic earnings per share	$0.42	$(0.01)	$0.41
Diluted earnings per share	$0.41	$(0.01)	$0.40

	Consolidated Statement of Earnings
	October 28,		October 28,
Nine Months Ended	2005		2005
(In Millions, Except Per Share Data)	As Previously Reported(1)	Adjustments	As Restated
Cost of sales	$21,422	$8	$21,430
Gross margin	11,013	(8)	11,005
Pre-tax earnings	3,377	(8)	3,369
Income tax provision	1,300	(3)	1,297
Net earnings	$2,077	$(5)	$2,072

Basic earnings per share	$1.34	$-	$1.34
Diluted earnings per share	$1.30	$(0.01)	$1.29

(1) Certain amounts have been reclassified to conform to current classifications. Refer to Note 1 of the notes to consolidated financial statements (unaudited).

Note 3: Earnings Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of share-based awards and convertible notes as of the balance sheet date. The following table reconciles EPS for the three and nine months ended November 3, 2006 and October 28, 2005.

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Data)	November 3, 2006	October 28, 2005	November 3, 2006	October 28, 2005
Net earnings	$716	$646	$2,492	$2,072
Weighted average shares outstanding	1,522	1,559	1,540	1,552
Basic earnings per share	$0.47	$0.41	$1.62	$1.34

Diluted earnings per share:
Net earnings	$716	$646	$2,492	$2,072
Net earnings adjustment for interest on convertible debt, net of tax	1	3	3	9
Net earnings, as adjusted	$717	$649	$2,495	$2,081
Weighted average shares outstanding	1,522	1,559	1,540	1,552
Dilutive effect of stock options	8	9	8	9
Dilutive effect of convertible debt	21	40	23	47
Weighted average shares, as adjusted	1,551	1,608	1,571	1,608
Diluted earnings per share	$0.46	$0.40	$1.59	$1.29

Stock options to purchase 11.3 million and 5.6 million shares of common stock for the three month periods ended November 3, 2006 and October 28, 2005, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.  Stock options to purchase 10.7 million and 5.2 million shares of common stock for the nine month periods ended November 3, 2006 and October 28, 2005, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and installed sales program liabilities. Restricted balances included in short-term investments were $220 million at November 3, 2006, $154 million at October 28, 2005, and $152 million at February 3, 2006. Restricted balances included in long-term investments were $42 million at November 3, 2006, $43 million at October 28, 2005, and $74 million at February 3, 2006.

Note 5: Property - Property is shown net of accumulated depreciation of $5.9 billion at November 3, 2006, $4.8 billion at October 28, 2005, and $5.1 billion at February 3, 2006.

Note 6: Long-Term Debt - In October 2006, the Company issued $1 billion of unsecured senior notes, comprised of two tranches: $550 million of 5.4% Senior Notes maturing in October 2016 and $450 million of 5.8% Senior Notes maturing in October 2036 (collectively, the “Senior Notes”). The 5.4% Senior Notes and the 5.8% Senior Notes were each issued at a discount of approximately $4.4 million. Interest on the Senior Notes is payable semiannually in arrears in April and October of each year until maturity, beginning in April 2007. The discount associated with the issuance is included in long-term debt and is being amortized over the respective terms of the Senior Notes. Issuance costs were approximately $1.6 million and are being amortized over the respective terms of the Senior Notes. The net proceeds of approximately $991 million were used for general corporate purposes, including capital expenditures and working capital needs, and to finance repurchases of our common stock.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate. The indenture governing the Senior Notes does not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity. However, the indenture contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 7: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In Millions)	November 3, 2006	October 28, 2005	November 3, 2006	October 28, 2005
Long-term debt	$45	$45	$129	$124
Capitalized leases	9	9	27	29
Interest income	(9)	(13)	(36)	(28)
Interest capitalized	(10)	(9)	(23)	(19)
Other	10	4	13	16
Net interest expense	$45	$36	$110	$122

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In Millions)	November 3, 2006	October 28, 2005
Cash paid for interest (net of amount capitalized)	$155	$128
Cash paid for income taxes	$1,617	$1,264
Non-cash investing and financing activities:
Conversions of long-term debt to equity	$75	$295
Non-cash fixed asset acquisitions, including assets acquired under capital lease	$198	$26

Note 8: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale equity securities, as well as foreign currency translation adjustments. Comprehensive income totaled $718 million and $646 million, compared to net earnings of $716 million and $646 million for the three months ended November 3, 2006 and October 28, 2005, respectively. For the nine months ended November 3, 2006 and October 28, 2005, comprehensive income totaled $2.5 billion and $2.1 billion, compared to net earnings of $2.5 billion and $2.1 billion, respectively.

Note 9: Accounting for Share-Based Payment - Prior to February 1, 2003, the Company accounted for share-based payment plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Effective February 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003. Therefore, in accordance with the requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” costs related to share-based payment plans included in the determination of net earnings were less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. Effective February 4, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine month periods ended November 3, 2006 included: (a) the pro rata compensation cost for all share-based payments granted prior to, but not yet vested as of February 4, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the pro rata compensation cost for all share-based payments granted on or subsequent to February 4, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method of SFAS No. 123(R), results for prior periods have not been restated. For all grants, the amount of share-based payment expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service is not expected to be provided. Estimated forfeiture rates are developed based on the Company’s analysis of historical forfeiture data for homogeneous employee groups. Prior to the adoption of the fair value recognition provisions of SFAS No. 123(R), share-based payment expense was adjusted for actual forfeitures as they occurred. This transition resulted in a pre-tax cumulative effect adjustment of $10 million as of February 4, 2006. The cumulative effect adjustment was presented as a reduction of share-based payment expense in the first quarter of 2006.

For the three month periods ended November 3, 2006 and October 28, 2005, the Company recognized share-based payment expense in selling, general and administrative (SG&A) expenses on the consolidated statements of current and retained earnings (unaudited) totaling $22 million and $19 million, respectively. For the nine month periods ended November 3, 2006 and October 28, 2005, share-based payment expense included in SG&A expenses totaled $56 million and $57 million, respectively. The total income tax benefit recognized was $7 million and $5 million for the three month periods ended November 3, 2006 and October 28, 2005, respectively. For the nine month periods ended November 3, 2006 and October 28, 2005, the total income tax benefit recognized was $17 million and $15 million, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $136 million at November 3, 2006, of which $18 million will be recognized during the remainder of 2006, $58 million in 2007, $39 million in 2008 and $21 million thereafter. This results in these amounts being recognized over a weighted-average period of 1.3 years.

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

As the Company adopted the fair-value recognition provisions of SFAS No. 123 prospectively for all employee awards granted or modified after January 31, 2003, share-based payment expense included in the determination of net earnings for the three and nine month periods ended October 28, 2005 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share in the period if the fair-value-based method had been applied to all outstanding and unvested awards.

	Three Months Ended	Nine Months Ended
	October 28,	October 28,
(In Millions, Except Per Share Data)	2005	2005
Net earnings, as reported	$646	$2,072

Add: Stock-based compensation expense included in net earnings, net of related tax effects	12	34

Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(12)	(37)

Pro forma net earnings	$646	$2,069

Earnings per share:
Basic - as reported	$0.41	$1.34
Basic - pro forma	$0.41	$1.33

Diluted - as reported	$0.40	$1.29
Diluted - pro forma	$0.40	$1.29

Overview of Share-Based Payment Plans

The Company has (a) four equity incentive plans, referred to as the “2006,” “2001,” “1997,” and “1994” Incentive Plans, (b) one share-based plan for awards to non-employee directors and (c) an employee stock purchase plan (ESPP) that allows employees to purchase Company shares through payroll deductions. These plans contain a nondiscretionary antidilution provision that is designed to equalize the value of an award as a result of an equity restructuring. Share-based awards in the form of incentive and non-qualified stock options, performance accelerated restricted stock (PARS), restricted stock and deferred stock units may be granted to key employees from the 2006 plan. No new awards may be granted from the 2001, 1997 and 1994 plans.

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

Share-based awards were authorized for grant to key employees and non-employee directors for up to 169.0 million shares of common stock. Stock options were authorized for up to 129.2 million shares, while PARS, restricted stock and deferred stock units, which represent nonvested stock, were authorized for up to 39.8 million shares of common stock.

At November 3, 2006, there were 49.8 million shares available for grant under the 2006 and Directors’ plans, and 2.8 million shares available under the ESPP.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

Stock options generally have terms of seven years, with normally one-third of each grant vesting each year for three years, and are assigned an exercise price of not less than the fair market value of a share of the Company’s common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical performance of the Company’s stock as well as implied volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant based on the option’s expected term. The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised. The Company uses historical data to estimate the timing and amount of forfeitures. These options are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period. The assumptions used in the Black-Scholes option-pricing model for options granted in the three and nine month periods ended November 3, 2006 and October 28, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2006	October 28, 2005	November 3, 2006	October 28, 2005
Assumptions used:
Expected volatility	25.0%	28.5%-32.7%	22.3% -29.4%	28.5%-34.1%
Weighted average expected volatility	25.0%	28.7%	26.8%	31.4%
Expected dividend yield	0.30%	0.25%-0.27%	0.27%-0.31%	0.23%-0.27%
Weighted average dividend yield	0.30%	0.27%	0.28%	0.24%
Risk-free interest rate	4.54%	4.09%-4.13%	4.54%-4.97%	3.76%-4.13%
Weighted average risk-free interest rate	4.54%	4.09%	4.69%	3.81%
Expected term, in years	4	3-4	3-4	3-4
Weighted average expected term, in years	4	3.05	3.57	3.23

The weighted-average grant-date fair value of options granted was $7.86 and $8.07 for the three month periods ended November 3, 2006 and October 28, 2005, respectively. The weighted-average grant-date fair value of options granted was $8.86 and $7.81 for the nine month periods ended November 3, 2006 and October 28, 2005, respectively. The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $8 million and $29 million for the three month periods ended November 3, 2006 and October 28, 2005, respectively. For the nine month periods ended November 3, 2006 and October 28, 2005, the total intrinsic value of options exercised totaled $40 million and $147 million, respectively.

Transactions related to stock options issued under the 2006, 2001, 1997, 1994 and Directors’ plans for the nine months ended November 3, 2006 are summarized as follows:
	Shares (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at February 3, 2006	30,595	$22.48
Granted	6,691	33.65
Canceled, forfeited or expired	(960)	31.05
Exercised	(3,286)	19.66
Outstanding at November 3, 2006	33,040	24.79	3.78	$172,252
Vested and expected to vest at November 3, 2006 (1)	31,991	24.54	3.71	172,110
Exercisable at November 3, 2006	21,958	$21.33	2.77	$170,236

(1) Includes outstanding vested options as well as outstanding, nonvested options after a forfeiture rate is applied.

Performance Accelerated Restricted Stock Awards

PARS are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest at the end of a five-year service period from the date of grant unless performance acceleration goals are achieved in which case awards vest 50% at the end of three years or 100% at the end of four years. The performance acceleration goals are based on targeted Company return on beginning non-cash assets, as defined in the PARS agreement. PARS are expensed on a straight-line basis over the shorter of the explicit service period related to the service condition or the implicit service period related to the performance conditions, based on the probability of meeting the conditions. The Company uses historical data to estimate the timing and amount of forfeitures. No PARS were granted during the three month period ended November 3, 2006. The weighted-average grant-date fair value of PARS granted was $33.05 for the three month period ended October 28, 2005. The weighted-average grant-date fair value of PARS granted was $34.10 and $29.24 for the nine month periods ended November 3, 2006 and October 28, 2005, respectively. No PARS vested during the three and nine month periods ended November 3, 2006 or the three month period ended

October 28, 2005. The total fair value of PARS vested during the nine month period ended October 28, 2005 was $1 million.

Transactions related to PARS issued under the 2006, 2001, 1997 and 1994 plans for the nine months ended November 3, 2006 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	595,830	$29.25
Granted	893,160	34.10
Canceled or forfeited	(50,410)	32.33
Nonvested at November 3, 2006	1,438,580	$32.17

Restricted Stock Awards

The restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. The Company uses historical data to estimate the timing and amount of forfeitures. The weighted-average grant-date fair value of restricted stock awards granted was $27.33 and $32.32 for the three month periods ended November 3, 2006 and October 28, 2005, respectively. The weighted-average grant-date fair value of restricted stock awards granted was $27.34 and $32.30 for the nine month periods ended November 3, 2006 and October 28, 2005, respectively. No restricted stock awards vested during the three and nine month periods ended November 3, 2006 or the three month period ended October 28, 2005. The total fair value of restricted stock awards vested during the nine month period ended October 28, 2005 was $4 million.

Transactions related to restricted stock issued under the 2006, 2001, 1997 and 1994 plans for the nine months ended November 3, 2006 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	1,765,312	$31.17
Granted	206,886	27.34
Canceled or forfeited	(84,616)	30.80
Nonvested at November 3, 2006	1,887,582	$30.77

Deferred Stock Units

The deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant. For key employees, these awards generally vest over three to five years and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. The Company uses historical data to estimate the timing and amount of forfeitures. For non-employee directors, these awards vest immediately and are expensed on the grant date. The weighted-average grant-date fair value of deferred stock units granted was $31.02 and $28.58 for the three and nine month periods ended November 3, 2006 and October 28, 2005, respectively. No deferred stock units vested during the three month periods ended November 3, 2006 and October 28, 2005. The total fair value of deferred stock units vested during the nine month periods ended November 3, 2006 and October 28, 2005 was $5 million and $17 million, respectively. There were 568,000 deferred stock units outstanding at November 3, 2006.

Transactions related to deferred stock units issued under the 2006, 2001, 1997, 1994 and Directors’ plans for the nine months ended November 3, 2006 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2006	500,000	$19.65
Granted	38,000	31.02
Vested	(158,000)	22.38
Nonvested at November 3, 2006	380,000	$19.65

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase. The Company’s share-based payment expense is equal to 15% of the closing price on the date of purchase. Prior to the adoption of SFAS No. 123(R), the ESPP was considered an equity award. In connection with the implementation of SFAS No. 123(R), the ESPP was reclassified as a liability award. This liability award is measured at fair value at each reporting date and the share-based payment expense is recognized over the six-month offering period. Twenty million shares were authorized for this plan with 2,833,844 remaining available at November 3, 2006. The Company issued 1,351,394 shares of common stock pursuant to this plan during the nine month period ended November 3, 2006.

Note 10: Shareholders’ Equity - In August 2006, the Company’s Board of Directors authorized up to an additional $2 billion in share repurchases through fiscal 2008. The Company repurchased 56.8 million and 16.5 million common shares under the share repurchase program during the first nine months of fiscal 2006 and 2005, respectively. The total cost of the share repurchases was $1.7 billion (of which $160 million was recorded as a reduction in retained earnings after capital in excess of par value was depleted) and $495 million, respectively. As of November 3, 2006, the Company had remaining authorization under the share repurchase program of $1.5 billion.

During the first nine months of fiscal 2006, holders of $107 million principal amount, $74 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into 3.5 million shares of the Company’s common stock at the rate of 32.896 shares per note. During the first nine months of fiscal 2005, holders of $434 million principal amount, $295 million carrying amount, of convertible notes exercised their right to convert the notes into 14.3 million shares of the Company’s common stock at the rate of 32.896 shares per note.

During the first nine months of fiscal 2006, holders of an insignificant number of the Company’s senior convertible notes issued in October 2001 exercised their right to convert the notes into shares of the Company’s common stock at the rate of 34.424 shares per note. There were no conversions during the first nine months of fiscal 2005.

The convertible note agreements contain a nondiscretionary antidilution provision that is designed to equalize the conversion value as a result of an equity restructuring.

Note 11: Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are required to be disclosed by level within that hierarchy. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The

Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-1 (EITF 05-1), “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” This guidance provides that, upon the issuer’s exercise of a call option, the call option and the resulting equity securities issued be accounted for as a conversion; provided that the debt instrument, at issuance, contains a substantive conversion feature. The transaction, otherwise, should be recorded as a debt extinguishment. The guidance is effective for all conversions within the scope of EITF 05-1 that result from the exercise of call options in interim or annual reporting periods beginning after June 28, 2006. For instruments issued before the effective date, the assessment as to whether a substantive conversion feature exists at issuance should be based on assumptions, considerations, and/or marketplace information available as of the issuance date. The Company’s convertible notes contain substantive conversion features. Therefore, the call option and resulting issuance of equity securities would be accounted for as a conversion upon exercise. There is no impact of this consensus to the Company’s consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-3 (EITF 06-3), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” This guidance provides that entities should present such taxes on either a gross or net basis based on their accounting policies, which should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting periods beginning after December 15, 2006. The Company’s accounting policy is to record such taxes on a net basis, which is disclosed in the revenue recognition accounting policy in Note 1 of the Company’s Annual Report. Therefore, the implementation of EITF 06-3 in the first quarter of fiscal 2007 is not expected to have a material impact on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 3, 2006 and October 28, 2005, and the related consolidated statements of current and retained earnings for the fiscal three and nine-month periods then ended, and of cash flows for the fiscal nine-month periods ended November 3, 2006 and October 28, 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 3, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 6, 2006 (September 29, 2006 as to Note 2 and the last paragraph of Note 1), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of Lowe’s Companies, Inc. and subsidiaries as of February 3, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 5, 2006

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine month periods ended November 3, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2006, as amended on Form 10-K/A (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

Our significant accounting polices are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. Our significant and critical accounting policies have not changed since the filing of our Annual Report, as amended.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 3, 2006	October 28, 2005	2006 vs. 2005	2006 vs. 2005
Net sales	100.00%	100.00%	N/A	6%
Gross margin	34.47	33.80	67	8
Expenses:
Selling, general and administrative	20.70	20.88	(18)	5
Store opening costs	0.39	0.33	6	26
Depreciation	2.65	2.32	33	21
Interest	0.40	0.34	6	25
Total expenses	24.14	23.87	27	7
Pre-tax earnings	10.33	9.93	40	10
Income tax provision	3.94	3.83	11	9
Net earnings	6.39%	6.10%	29	11%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 3, 2006	October 28, 2005	2006 vs. 2005	2006 vs. 2005
Net sales	100.00%	100.00%	N/A	13%
Gross margin	34.26	33.93	33	14
Expenses:
Selling, general and administrative	20.27	20.69	(42)	10
Store opening costs	0.27	0.26	1	14
Depreciation	2.34	2.21	13	19
Interest	0.30	0.38	(8)	(10)
Total expenses	23.18	23.54	(36)	11
Pre-tax earnings	11.08	10.39	69	20
Income tax provision	4.26	4.00	26	20
Net earnings	6.82%	6.39%	43	20%

	Three Months Ended		Nine Months Ended
Other Metrics	November 3, 2006	October 28, 2005	November 3, 2006	October 28, 2005
Comparable store sales changes (1)	(4.0)%	6.2%	1.7%	5.5
Customer transactions (in millions)	165	154	524	480
Average ticket (2)	$67.97	$68.81	$69.68	$67.51
At end of period:
Number of stores	1,330	1,170
Sales floor square feet (in millions)	151	133
Average store size square feet (in thousands)	114	114

(1) We define a comparable store as a store that has been open longer than 13 months. A store that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated store must then remain open greater than 13 months to be considered comparable.
(2) We define average ticket as net sales divided by number of customer transactions.

The combined effects of a slowing housing market in parts of the U.S., significant deflation in certain commodity categories and a lower level of hurricane activity and related rebuilding efforts this year have created a challenging sales environment for home improvement.

Whether we are in a period of expanding or slowing sales, our number one priority continues to be providing great products and service to customers. We continue to invest in our stores and infrastructure to better serve customers and further capture market share. We are confident we have the processes in place to capture market share, control our expenses and drive solid earnings growth going forward despite a challenging sales environment.

Net Sales - Despite a slowing sales environment, our employees’ focus on serving customers combined with the solid performance of our new stores drove sales for the third quarter and nine months ended November 3, 2006. Our store expansion program added 160 stores during the last 12 months, of which 49 stores were added in the third quarter of 2006. The strong performance of our new stores is a clear indication that our diligent site selection process is ensuring that we are opening stores in the right markets around the country.

Comparable store sales declined 4.0% for the third quarter compared to an increase of 6.2% in the third quarter of 2005. Last year’s comparable store sales results included an approximate 100 basis point positive impact from sales associated with hurricane-affected markets. Average ticket decreased approximately 1% to $67.97 in the third quarter of 2006, while total customer transactions increased approximately 7% compared to the third quarter of 2005.

While seven of our 21 regions had positive comparable store sales in the third quarter, sales in many areas of the country were pressured. Greatest among these were locations that experienced a lift in sales in the prior two years from intense hurricane rebuilding efforts. The areas with the weakest comparable store sales this quarter were those in coastal markets impacted by last year’s storms. We also experienced sales weakness in the Northeast and California. These markets, which had significant home price appreciation over the past several years, were experiencing slowing rates of appreciation or declines in home prices in the third quarter. We are also watching how markets with more rational appreciation over the past few years react to the much-publicized concerns about housing. Consumers in these markets appeared to be taking a conservative approach to home improvement spending, especially for large projects.

The product categories that performed above our average comparable store sales change for the third quarter included rough plumbing, rough electrical, hardware, home environment, paint, fashion plumbing, lighting, flooring, nursery, seasonal living, home organization and lawn & landscape products. In addition, building materials, tools and cabinets & countertops performed at approximately the overall corporate average comparable store sales change for the third quarter. Outdoor power equipment and lumber both experienced double-digit comparable store sales declines for the third quarter. Generator sales were down significantly in the quarter, impacted by last year's hurricanes. This led to our outdoor power equipment category, which includes generators, delivering the weakest comparable store sales change of the quarter, despite solid market share gains in the category. Deflation in lumber and plywood prices negatively impacted third quarter comparable store sales by approximately 70 basis points, but was partially offset by price inflation in building materials. Unit sales of lumber and plywood were also pressured by slower building activity in the U.S. Eighteen of our 20 product categories gained unit share in the third calendar quarter equating to an industry leading 90 basis points of unit share gain for the total store according to independent measures of market share.

Gross Margin - The increase in gross margin as a percentage of sales compared to the third quarter of 2005 was primarily due to positive product sales mix shifts. Last year’s third quarter gross margin was negatively impacted by the sale of hurricane-related products that typically have a lower margin than the company average. This factor as well as the lower sales in lumber and outdoor power equipment, which are lower margin categories, resulted in a 42 basis point positive product sales mix impact in the third quarter of 2006. Also, accelerated markdowns in the second quarter of 2006 to sell through seasonal inventory reduced the impact of markdowns in the third quarter of this year relative to last year. Lastly, a greater proportion of imported goods in the product sales mix aided gross margin in the third quarter. These items were slightly offset by higher inventory shrink.

The increase in gross margin as a percentage of sales for the first nine months of 2006 was primarily due to higher margin rates associated with the impact of additional imported goods and changes in product sales mix. These items were slightly offset by the impact of higher fuel prices on our distribution costs over the comparable prior year period.

SG&A - SG&A was 20.7% of sales in the third quarter of 2006 and leveraged 18 basis points versus the prior year, driven primarily by lower expenses related to bonus, retirement and insurance plans. Our performance-based bonus and retirement expenses fluctuate with our sales and earnings performance relative to plan. The leverage experienced in the third quarter was a result of adjusting our accruals based on our forecasted performance against plan. In addition insurance expense leveraged in the third quarter as a result of our ongoing safety initiatives and the benefits of regulatory changes. Our efforts over the past several years to maintain a safe shopping and working environment have resulted in a reduction in both claim incidence and severity. These efforts as well as state regulatory changes contributed to actuarial projections of lower costs to settle current and future claims, which led to a reduction of our actuarially determined insurance reserves. These items were offset by de-leverage in store payroll. As sales slowed, our stores adjusted their hours accordingly. However, we were not able to reduce payroll at the same rate as sales in part because of our base staffing requirements to maintain customer service levels.

For the first nine months of 2006, the key drivers of the decrease in SG&A as a percentage of sales were also lower expenses related to bonus and retirement plans.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, are expensed as incurred and totaled $44 million in the third quarter of 2006 compared to $35 million in the third quarter of 2005. These costs are associated with the opening of 49 stores in the third quarter of 2006, as compared to the opening of 33 stores in the third quarter of 2005. Store opening costs for stores opened during the quarter averaged approximately $0.8 million per store in the third quarter of 2006 and $0.9 million in the third quarter of 2005. Because store opening costs are expensed as incurred, the expenses recognized in any quarter fluctuate based on the timing of store openings.

Store opening costs of $97 million and $85 million for the first nine months of 2006 and 2005, respectively, were associated with the opening of 97 stores in 2006 (96 new and 1 relocated), compared to 87 stores in 2005 (84 new and 3 relocated).

Depreciation - Depreciation increased 21% and 19% for the three and nine month periods ended November 3, 2006, respectively, compared to the prior year as a result of increased capital expenditures. Property, less accumulated depreciation, totaled $18.2 billion at November 3, 2006, an increase of 18% from $15.4 billion at October 28, 2005. This increase resulted from our store expansion program as well as our remerchandising efforts. At November 3, 2006, we owned 85% of our stores, compared to 83% at October 28, 2005, which includes stores on leased land.

Income Tax Provision - Our effective income tax rates were 38.2% and 38.5% for the three month periods ended November 3, 2006 and October 28, 2005, respectively. For the nine month periods ended November 3, 2006 and October 28, 2005, our effective income tax rates were 38.4% and 38.5%, respectively. The decreases in our effective income tax rates for the three and nine month periods ended November 3, 2006 as compared to the prior year were a result of increased tax credits and lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are cash flows from operating activities and our $1 billion senior credit facility that expires in July 2009. Net cash provided by operating activities totaled $3.6 billion and $3.4 billion for the nine month periods ended November 3, 2006 and October 28, 2005, respectively. The increase in cash provided by operating activities resulted primarily from increased net earnings. Working capital at November 3, 2006 was $1.9 billion compared to $2.4 billion at October 28, 2005 and $2.0 billion at February 3, 2006. The decrease in working capital from the third quarter of 2005 primarily resulted from share repurchases and the $600 million repayment of notes that matured in December 2005, partially offset by increased net earnings.

The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through minor resets and remerchandising, and investing in our distribution and information technology infrastructure. Cash acquisitions of fixed assets were $2.7 billion and $2.3 billion for the nine month periods ended November 3, 2006 and October 28, 2005, respectively. At November 3, 2006, we operated 1,330 stores in 49 states with 151 million square feet of retail selling space, representing a 13% increase over the retail selling space at October 28, 2005.

Net cash used in financing activities was $865 million for the nine month period ended November 3, 2006, compared to net cash provided by financing activities of $559 million for the nine month period ended October 28, 2005. The change in cash flows from financing activities was primarily the result of greater repurchases of common stock under our share repurchase program compared to the nine months ended October 28, 2005. The ratio of debt to equity plus debt was 22.7%, 24.4% and 19.8% as of November 3, 2006, October 28, 2005 and February 3, 2006, respectively.

Our 2006 capital budget is $4.2 billion, inclusive of approximately $387 million of ground-leased properties.  Actual capital expenditures through the third quarter of 2006 and amounts forecasted through the end of fiscal 2006 are consistent with the 2006 budgeted amount. Approximately 79% of this planned commitment is for store expansion and new distribution centers.  Expansion plans for 2006 consist of 155 stores, including four relocations of older stores.  This planned expansion is expected to increase sales floor square footage by approximately 12%.  All of the 2006 projects will be owned, which includes stores on leased land.

On November 3, 2006, we owned and operated 11 regional distribution centers (RDCs). We expect to open additional RDCs in Rockford, Illinois, and Lebanon, Oregon, in 2007.  On November 3, 2006, we operated 14 flatbed distribution centers for the handling of lumber, building materials and other long-length items. We owned 12 of these flatbed distribution centers, and we leased two flatbed distribution centers.  We expect to open two additional flatbed distribution centers in 2007.

We have a $1 billion senior credit facility that expires in July 2009. The senior credit facility is available to support our $1 billion commercial paper program and for direct borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the facility. We were in compliance with those covenants at November 3, 2006. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of November 3, 2006, there were no outstanding borrowings under the senior credit facility or under our commercial paper program.

From their issuance through the end of the third quarter of 2006, principal amounts of $957 million, or approximately 95%, of our February 2001 convertible debentures had converted from debt to equity. There were an insignificant number of conversions in the third quarter of 2006, and $107 million in principal amounts were converted in the nine months ended November 3, 2006.

Holders of the senior convertible notes, issued in October 2001, may convert their notes into 34.424 shares of the company’s common stock only if: the sale price of the company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred. There is no indication that we will not be able to maintain the minimum investment grade rating. During the second quarter of 2006, our closing share prices did not reach the specified threshold, and therefore, the senior convertible notes were not convertible at the option of each holder during the third quarter of 2006. From their issuance through the end of the third quarter of 2006, less than 0.2% of the senior convertible notes had converted from debt to equity. During the third quarter of 2006, our closing share prices reached the specified threshold such that the senior convertible notes will become convertible at the option of each holder into shares of common stock in the fourth quarter of 2006. Interest on the senior convertible notes ceased in October 2006. We may redeem for cash all or a portion of the notes at any time, at a price equal to the sum of the issue price plus accrued original issue discount on the redemption date.

Our debt ratings at November 3, 2006, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commerical paper	A1	P1	F1+
Senior debt	A+	A1	A+
Outlook	Stable	Stable	Stable

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

During the first nine months of 2006, we repurchased 56.8 million common shares under the share repurchase program at a total cost of $1.7 billion. As of November 3, 2006, we had remaining authorization under the share repurchase program of $1.5 billion.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2005. Though considered to be in the ordinary course of business, in October 2006, we issued $1 billion in senior notes, which are included in the table below and further described in Note 6 to the consolidated financial statements (unaudited) herein. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

	Payments Due by Period
Contractual Obligations		Less than	1-3	4-5	After 5
(In Millions)	Total	1 year	years	years	years
Long-term debt (principal and interest amounts, excluding discount)	$7,900	$279	$437	$891	$6,293

COMPANY OUTLOOK

Our 2005 fiscal year contained 53 weeks. Fiscal 2006 annual and fourth quarter comparisons will be negatively impacted by a 52- versus 53-week and 13- versus 14-week comparison, respectively. In addition, our 2006 quarterly comparisons will be impacted by a shift in comparable weeks to 2005. This week shift positively impacted the first quarter, negatively impacted the second quarter and is expected to negatively impact the fourth quarter. The week shift does not impact comparable store sales results. Our 2006 guidance contemplates these factors.

Fourth Quarter

As of November 20, 2006, the date of our third quarter 2006 earnings release, we expected to open 58 stores during the fourth quarter of fiscal 2006, which ends on February 2, 2007, reflecting square footage growth of approximately 12%. Total sales were expected to decrease approximately 4%. Comparable store sales were expected to decrease 4% to 6%. We expected diluted earnings per share of $0.36 to $0.38. Unless otherwise noted, all comparisons are with the fourth quarter of fiscal 2005.

Fiscal 2006

As of November 20, 2006, the date of our third quarter 2006 earnings release, we expected to open 155 stores during fiscal 2006, which ends on February 2, 2007, reflecting total square footage growth of approximately 12%. Total sales were expected to increase 9% for the year, while comparable store sales were expected to be approximately flat. We expected diluted earnings per share of $1.95 to $1.97. Unless otherwise noted, all comparisons are with fiscal 2005, a 53-week year.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act. Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.” Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in domestic economic conditions, such as interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, declining housing turnover, inflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to: (i) respond to a greater than expected downturn in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory developments; and (viii) respond to unanticipated weather conditions that could adversely affect sales. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on Form 10-K to the United Stated Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 3, 2006, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended November 3, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report, as amended.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In Millions, Except Average Price Paid Per Share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

August 5, 2006 - September 1, 2006	10.6	$27.08	10.6	$1,712
September 2, 2006 - October 6, 2006	8.2	27.45	8.2	1,489
October 7, 2006 - November 3, 2006	-	-	-	1,489

As of November 3, 2006	18.8	$27.24	18.8	$1,489

(1)
During the third quarter of fiscal 2006, the Company repurchased an aggregate of 18,762,000 shares of its common stock pursuant to the share repurchase program (the “Program”).  The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
In August 2006, the Board of Directors authorized the Company to repurchase up to an additional $2 billion of common shares through fiscal 2008. The Company expects to implement the balance of the Program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the SEC.

Item 6. - Exhibits

Exhibit 1.2 - Underwriting Agreement, dated as of October 3, 2006, by and among Lowe’s Companies, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wachovia Capital Markets, LLC (filed as Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein).

Exhibit 4.5 - Fourth Supplemental Indenture, dated as of October 10, 2006, between Lowe’s Companies, Inc. and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein).

Exhibit 4.6 - Form of 5.40% Note due October 15, 2016 (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein).

Exhibit 4.7 - Form of 5.80% Note due October 15, 2036 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein).

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

LOWE'S COMPANIES, INC.

December 6, 2006 Date	/s/Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description

1.2
Underwriting Agreement, dated as of October 3, 2006, by and among Lowe’s Companies, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wachovia Capital Markets, LLC (filed as Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein).

4.5
Fourth Supplemental Indenture, dated as of October 10, 2006, between Lowe’s Companies, Inc. and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein).

4.6	Form of 5.40% Note due October 15, 2016 (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein).

4.7	Form of 5.80% Note due October 15, 2036 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein).

15.1	Deloitte & Touche LLP Letter re unaudited interim financial information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002