Form 10-K
period 2007-02-02
LOWES COMPANIES INC
filed 2007-04-03
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

As of August 4, 2006, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $36.3 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 23, 2007
Common Stock, $.50 par value	1,510,309,351

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Lowe’s 2006 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for Lowe’s 2007 Annual Meeting of Shareholders	Part III

 LOWE’S COMPANIES, INC.
- INDEX -

Index

Part I
Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company) is a Fortune 50 company and the world’s second largest home improvement retailer, with specific emphasis on retail do-it-yourself (DIY) customers, do-it-for-me (DIFM) customers who utilize our installation services, and Commercial Business Customers. We offer a complete line of products and services for home decorating, maintenance, repair, remodeling, and property maintenance. As of February 2, 2007, we operated 1,385 stores in 49 states, with 157 million square feet of retail selling space.

Incorporated in North Carolina in 1952, Lowe’s Companies, Inc. has been publicly held since 1961. Our common stock is listed on the New York Stock Exchange - ticker symbol “LOW.”

See Item 6, “Selected Financial Data,” for historical revenues, profits and identifiable assets.

Who We Serve

We serve homeowners, renters and Commercial Business Customers. Homeowners and renters primarily consist of do-it-yourselfers, those taking advantage of our installed sales programs, and others buying for personal and family use. Commercial Business Customers include repair and remodeling contractors, electricians, landscapers, painters, plumbers, and commercial and residential property maintenance professionals, among others.

To meet customers’ varying needs, we combine merchandise sales and service in categories that are relevant to them. We offer a full array of home improvement products in the following categories: appliances, lumber, flooring, millwork, paint, building materials, fashion plumbing, lighting, tools, lawn & landscape products, hardware, seasonal living, cabinets & countertops, outdoor power equipment, rough plumbing, rough electrical, nursery, home environment, walls/windows and home organization.

Our Stores

New Store Expansion
Our expansion strategy led to the opening of 155 stores in fiscal 2006 (151 new and four relocated) that included two primary prototypes: a 117,000-square-foot (117K) store for large markets and a 94,000-square-foot (94K) store to serve smaller markets. In fiscal 2007, we estimate that approximately 80% of our growth will be comprised of 117K stores in larger markets and approximately 20% of our growth will be comprised of 94K stores in smaller markets.

	2006	2005	2004
Number of stores, beginning of fiscal year	1,234	1,087	952
New stores opened	151	147	136
Relocated stores opened	4	3	4
Stores closed (including relocated stores)	(4)	(3)	(5)

Number of stores, end of fiscal year	1,385	1,234	1,087

International Expansion
In June 2005, we announced expansion plans into Canada. Based on information obtained through a thorough market assessment, we are adapting our U.S. business model to best meet the unique needs and attributes of the Canadian market. Plans are to open five to six stores in the Greater Toronto Area in the second half of fiscal 2007.

In January 2007, we announced expansion plans into Mexico. We expect to open three to five stores in Monterrey in fiscal 2009.

Investments in Existing Stores
During fiscal 2006, we continued our long history of investing in our existing stores to create a more inviting shopping experience for our retail and Commercial Business Customers. This included relamping our stores at regular intervals to ensure they remain bright, adding new displays, improving point-of-sale and directional signage, adding more product selection, repainting our building exteriors, and re-striping our parking lots. We categorize our merchandising-related investments in our stores as follows:

Resets
Resets are necessary to drive comparable store sales increases and keep our stores fresh with new and innovative products. These resets involve the replacement of a particular product or vendor and do not require major changes in the store. We conducted hundreds of resets in fiscal 2006.

Remerchandising
In fiscal 2006, we completed the remerchandising of 150 of our earlier format stores to make them more closely resemble our most current store prototypes. These remerchandising efforts focused on moving entire departments, improving adjacencies, and enhancing the shopability within the appliances, cabinets & countertops, flooring, fashion plumbing, paint, walls/windows, lighting, home organization, lumber and building materials departments. In addition, we replaced or refurbished all of our selling centers, including the returns and customer service areas of these stores. All new interior graphics, signage, and way-finding materials were also added to increase shopability and brighten the atmosphere. Finally, we installed self check-out in all 150 of our remerchandised stores. We were able to remerchandise these stores with minimal disruption to our customers. We continuously make these investments to maintain our best-in-class stores. These enhancements enable our stores to continue to deliver the sales performance we expect, and also offer customers the shopping experience and environment they deserve.

Serving Our Customers

Our vision is to be our customers’ first choice for home improvement. To achieve this vision, we continue to focus on excellent customer service, Everyday Low Prices, and innovative operational, merchandising, marketing and distribution strategies. We believe customers’ perceptions of the quality of service determine a retailer’s success or failure. Therefore, we are always looking for ways to improve our level of service, optimize store labor and drive in-store process improvement, build our talent pool, and enhance our sales culture. The following are several key initiatives we believe will continue to support our growth and success going forward.

Specialty Sales
We recognize the opportunity that our Specialty Sales initiatives represent and the importance of these businesses to our long-term growth. Our Specialty Sales initiatives include three major categories: Installed Sales, Special Order Sales and Commercial Business Customer sales, internally referred to as the “Big 3.” In addition, our effort to utilize e-Commerce to drive sales and conveniently provide product information to customers is managed by our Specialty Sales group.

Installed Sales
We offer installation services in over 40 categories with flooring, millwork and cabinets & countertops generating the highest sales. Our Installed Sales model, which includes the separation of selling and administrative tasks, allows our sales associates to shift their focus to project selling, while project managers ensure that the details related to an installation job are efficiently executed. Installed Sales, which includes both product and labor, has proven to be a successful service initiative accounting for approximately 6% of total sales in fiscal 2006. We also continue to refine our offerings, including an ongoing test of an in-home selling model for certain Installed Sales categories.

Special Order Sales
Our Special Order Sales product offerings provide our customers the opportunity to select a wider assortment of product options beyond the approximately 40,000 we carry in our stores. We are making the Special Order Sales process easier for customers by providing more product displays and electronic product catalogs in our stores, as well as on Lowes.com. We continue to enhance integrated design tools and ordering systems storewide in order for customers to envision projects, as well as to efficiently receive quotations and complete an order.

Special Order kiosks are available in departments such as appliances, walls/windows, lighting, millwork, hardware, building materials, seasonal living, fashion plumbing and tools for facilitating special orders in addition to what is made available on Lowes.com. Whether these kiosks are electronic or literature-based, all facilitate the ability of customers to view product pictures, and special order over a million products and parts.

Our flexible fulfillment initiative is intended to allow for faster and more efficient delivery of Special Order products to customers, while at the same time manage our inventory investment. Under this approach, certain items that do not have enough individual store demand to be economically stocked in all stores, but have sizeable demand across a group of stores, will be kept on hand in our distribution centers. This allows for fast shipment to our stores, or in some cases, direct shipment to a customer’s home. Our flexible fulfillment initiative allows us to balance quickly satisfying customers’ needs with a desire to minimize our inventory investment. We will continue to refine and enhance this fulfillment option in fiscal 2007.

Commercial Business Customers
Growth in sales to Commercial Business Customers remained strong in fiscal 2006. Our focus is to continue offering exceptional service to construction, residential property management, and business maintenance customers. Because we understand that time is money for these businesses, we continue to focus on ways to tailor our product and service offerings for these customers to quickly find what they need, when they need it.

In order to enable Commercial Business Customers to quickly access the products they need, our stores are merchandised with high-volume, take-with product appropriate for the season. We continue to evaluate and expand our contractor packs, which are economical quantities of the items Commercial Business Customers use most. In addition, Commercial Business Customers can phone or fax their orders in advance for pickup the same day or the next day, depending on the time of day the order is placed. For added convenience, we deliver to job sites seven days a week in most areas. We want to be a valued business partner to Commercial Business Customers, so we ensure our LowesForPros.com site features up-to-date articles, job estimators and business forms, e-newsletters, statistics and other vital information that Commercial Business Customers can use for their business.

e-Commerce
Our multi-channel capabilities enable customers to buy at the store or online. Lowes.com is an information and e-Commerce destination for customers around the world. Our site facilitates customers researching, comparing and buying Lowe’s products and services wherever and whenever they desire. We offer how-to and buying guides online to help customers make smarter, more informed buying decisions and to empower them in their home improvement projects. We also offer customers the ability to check product availability at their local store and our direct-ship facilities, and offer store pick-up and hassle-free returns regardless of where the product was purchased. As more and more people are using the internet to research the products they want, we continue to add content to our site and enhance our merchandise selection to meet their needs. We remain committed to the internet as a channel for future growth.

Everyday Low Prices
Our customers do not have to wait for a sale to find a great value. We offer low prices every day. Our promise to customers is that if they find a lower everyday or advertised price on an identical stock product at a local competitor, we will not just match that price, but we will beat it by 10%.

Credit Financing
We offer a proprietary credit card for retail customers. In fiscal 2006, we launched Lowe’s Project Card in all stores. Lowe’s Project Card provides a major project, in-store financing solution to complement our Lowe’s Customer Revolving Credit Card. Lowe’s Project Card provides consumers an APR as low as 7.99% (ranging from 7.99% to 17.99%), credit lines up to $30,000 with repayment terms from 48 months to 120 months, and low fixed monthly payments. A project window allows customers to purchase with no payments or interest accrual for a six-month period after the first purchase.

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

Self-Checkout
To meet customer expectations for convenience at all levels of the shopping experience, we have self-checkout in approximately 400 of our stores. All product types and quantities are permitted, most tender types are accepted and the customer interface is bi-lingual. Our plan for fiscal 2007 is to add self-checkout to over 250 additional stores, which includes stores that will be remerchandised as well as all new stores.

Our Products

A typical Lowe's home improvement store stocks approximately 40,000 items, with hundreds of thousands of items available through our Special Order Sales system. Each store carries a wide selection of national brand name merchandise such as KitchenAid®, Samsung, Whirlpool®, Pella®, Werner®, Kohler®, DeWalt®, John Deere, Troy-Bilt®, Jenn-Air®, Bosch® and many more. Our merchandise selection provides the DIY retail, DIFM and Commercial Business Customer a one-stop shop for products needed to complete home improvement, repair, maintenance or construction projects. See page 42 of Lowe’s 2006 Annual Report to Shareholders for the table summarizing sales by product category for each of the last three fiscal years.

Lowe’s Exclusives
In many product categories, customers look for a brand they know and trust to instill confidence in their purchase. To further differentiate our offering, we carry many brands that are exclusive to Lowe’s. These unique brands cover several categories like paint, lighting, flooring, walls/windows, tools and more, and give our customers superior performance and results. Exclusive brand names such as Premier Living™, Kobalt®, Portfolio®, Harbor Breeze®, Reliabilt®, Perfect Flame™ and Top-Choice® Lumber are found only at Lowe’s.

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

Product Sourcing
We source our products from approximately 7,000 merchandise vendors worldwide, with no single vendor accounting for more than five percent of total purchases. Management believes that alternative and competitive suppliers are available for virtually all our products. Where product specifications and customer preferences permit, we purchase directly from foreign manufacturers, avoiding third-party importers. This provides savings for our customers and both brand building and gross margin improvement opportunities for Lowe’s.

Distribution Network
To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 11 highly-automated regional distribution centers (RDCs). The RDCs are strategically located in North Carolina (2), Georgia (1), Indiana (1), Pennsylvania (1), Texas (1), California (1), Ohio (1), Florida (1), Connecticut (1), and Wyoming (1). On average, each RDC serves 126 stores. We expect to open additional RDCs in Rockford, Illinois, and Lebanon, Oregon, in fiscal 2007, and are planning for an additional RDC in fiscal 2008.

We also operate 13 flatbed distribution centers to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, irrigation pipe, vinyl sidings, ladders and building materials. We own 12 of these flatbed distribution centers, and we lease one flatbed distribution center. We expect to open two additional flatbed distribution centers in fiscal 2007.

We also operate four facilities to support our import business, Special Order Sales, and internet fulfillment. We own two of these facilities, and we lease two of these facilities. In addition, we utilize two third-party transload facilities. These facilities do not hold inventory, but are the first point of receipt for imported products. The transload facilities sort and allocate products to RDCs based on individual store demand and forecasts.

On average in fiscal 2006, nearly 70% of the stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to stores from our vendors. In the fourth quarter of fiscal 2006, we reached nearly 75%.

Building Our Brand

Television, radio, newspaper, magazine, direct mail, sponsorships, internet, and in-store programs all play a critical role in helping us reach customers. Each marketing initiative is based on understanding customers in terms of demographics, needs, expectations, insights and beliefs as these relate to the home, home improvement and business.

Broadcast - Television, Radio
We continued to utilize national television to build brand awareness and positioning. We supplemented our national broadcast advertising in key markets with local television and radio. National radio was used to support major promotional events throughout the year, in particular during key holiday weekends like the Fourth of July. We also continued to foster relationships with cable network partners such as HGTV (Home and Garden Television), BET (Black Entertainment Television) and Univision.

Print - Newspaper, Magazine
We implemented an enhanced print plan in fiscal 2006 that included national magazine advertising and ROP (Run of Press) newspaper ads. Circulars remained a critical avenue for reaching customers with our Everyday Low Price message and wide product and service selection.

Direct to Consumer
In fiscal 2006, we continued to refine programs to respond to the changing needs and lifestyles of consumers. Through innovative database technology, we created direct mail campaigns based on precise criteria such as purchase activity, affinity group memberships, home purchases and sales, household demographics and even regional weather patterns. Additionally, an opt-in e-mail program links up with Lowe’s affinity groups, including subscribers to our bi-monthly magazine Lowe’s Creative Ideas®, as well as members of Lowe’s Woodworkers Club, Lowe’s Garden Club and Team Lowe’s Racing Fan Club. This fosters an ongoing relationship with customers even when they are not in a Lowe’s store.

Multicultural Marketing
We continued to produce marketing and communications designed to reach specific cultural segments, including the growing number of Hispanic and African-American home improvement consumers. Print, direct mail, point-of-purchase materials and television are just a few of the channels through which we communicated with these consumer groups. To make shopping easier for Hispanic customers, we continued to expand bi-lingual store signage. At the end of fiscal 2006, nearly 78% of the stores had bi-lingual way-finding signage.

Team Lowe’s Racing
As one of the world’s fastest growing sports, NASCAR is an important part of building our brand. We are the proud sponsor of Jimmie Johnson, the 2006 NASCAR Nextel® Cup Series champion, and the #48 car, the #5 car in the Busch® Series, and Lowe’s Motor Speedway. We also host hospitality events at various sites throughout the racing season, leveraging and further building membership in the Team Lowe’s Racing Fan Club. In 2006, we continued to foster our relationship with Adrian Fernandez, who drove in several NASCAR Busch® Series races for Lowe’s. In addition, we teamed up with Adrian Fernandez and Fernandez Racing to field the #12 car in the 14-race Grand American Rolex Sports Car series.

Reaching Out

We believe community involvement extends beyond the boundaries of our stores. Following are some examples of how we are partnering with respected organizations to make a difference in communities and homes across America.

Habitat for Humanity
Lowe’s is a national partner with Habitat for Humanity International, helping provide safe, affordable housing for thousands of working families. Lowe’s contributed more than $5 million to Habitat projects in 2006 and Lowe’s employee volunteers gave hands-on support at home sites coast-to-coast to help Habitat families build their dreams.

Lowe's is also the national underwriter of Habitat for Humanity's Women Build program, empowering women volunteer teams in the construction of Habitat homes. The volunteers in this program built more than 50 homes in 2006.

American Red Cross
As a national Disaster Relief partner with the American Red Cross, Lowe’s made it easier for the Red Cross chapters to respond to disasters such as floods and tornadoes with much-needed supplies from local stores. We also worked side-by-side with the Red Cross at hurricane fairs along the Gulf and East coasts. In 2006, Lowe’s contributed more than $500,000 to the American Red Cross, including customer and employee donations.

The Home Safety Council
Founded by Lowe's in 1993, The Home Safety Council is a nonprofit organization with a vision of creating safer American homes. In 2006, we, along with our vendors, helped reach thousands of children and families with vital safety information.

Lowe’s Charitable and Educational Foundation
Founded in 1957, the Lowe's Charitable and Educational Foundation (LCEF) has a long and proud history of contributing to grassroots community projects. LCEF's primary philanthropic focus areas include community and public school improvement projects, safe and affordable housing, and education scholarships. LCEF provides funding only to
501(c)(3) organizations in communities where we operate stores or distribution centers. In 2006, LCEF awarded more than $15 million for community improvement projects and K-12 public school initiatives.

Lowe’s Heroes
Lowe's Heroes employee volunteers tackle local problems in their communities. In 2006, Lowe’s stores worked with representatives from nonprofit organizations and concerned individuals from their communities to help improve schools, build Habitat for Humanity homes or address safety issues—making their communities better places to live.

Lowe’s Employee Relief Fund
Lowe's Employee Relief Fund is dedicated to distributing emergency funds to our employees who face financial hardships due to natural disasters, house fires or illness. The Company matches employee donations to the Fund.  Since 1999, Lowe’s Employee Relief Fund has assisted more than 4,000 employees with more than $5 million in funds.

Our Market

We estimate the size of the U.S. home improvement market to be approximately $725 billion annually, $560 billion of product demand, and $165 billion of installed labor opportunity.  Data from a variety of primary and secondary sources, including trade associations, government publications, industry participants and other sources was analyzed as the basis for our estimate. This estimate includes import and export data and key end-use markets, such as residential repair and remodeling, and nonresidential construction and maintenance.  This data also includes a wide range of categories relevant to our business, including major appliances and garden supplies.

As we continue to monitor economic data and the home improvement marketplace, there are many indicators demonstrating continued strength in consumer demand for the products and services we offer. The key indicators we monitor include personal income, employment growth, housing turnover and home ownership levels. Demographic and societal trends also remain supportive of home improvement industry growth.

▪
Personal disposable income continues to grow, which is supported by data from the March 2007 Blue Chip Economic Indicators™, which forecasts real disposable income growth of 3.3% for calendar 2007, compared with 2.6% for calendar 2006.

▪
Employment growth is a strong indicator of home improvement sales. The historically low unemployment rate of 4.5% suggests Americans will likely be more confident in calendar 2007 about employment prospects than in the past several years.

▪
Housing turnover has slowed from the record pace of calendar 2005, according to The National Association of Realtors®, but the most recent data suggests encouraging signs of stabilization in housing turnover in calendar 2007.

▪
Near record U.S. homeownership levels provide an established customer base for home maintenance and repair projects. The vast majority of our customers are homeowners and they are not willing to let what is often their most valuable financial asset deteriorate.

The home improvement retailing business includes many competitors. We compete with a number of traditional hardware, plumbing, electrical and home supply retailers, as well as other chains of warehouse home improvement stores and lumberyards in most of our trade areas. In addition, we compete, with respect to some of our products, with discount stores, mail order firms, warehouse clubs and online retailers. The principal competitive factors are customer service, location, price, product and brand selection, and name recognition.

Information Systems

We are continuously assessing and upgrading our information systems in an effort to support growth, augment new sales initiatives, control costs and enable better decision-making. During the last several years, we have made a substantial investment in developing and purchasing new computer systems.

We have a point-of-sale system, electronic bar code scanning system, various design systems, a wired and wireless network, and dual UNIX servers in each of our stores. These systems provide the stores with real-time perpetual inventory information, support all in-store selling, provide labor management, and provide support for a variety of store administrative functions. In addition, these store systems provide the customer support center functions, including inventory replenishment, finance, human resources and merchandising with information needed to support the stores. Store information is communicated to the customer support center's central computers via a terrestrial based (MPLS) network with back-up provided by a satellite-based wide area network. These corporate systems provide customer checkout with automated credit card and check approval, host a variety of centralized design and specialty order systems for the stores, provide store-based perpetual inventory information, provide sales performance reporting, and support accurate processing of all store sales transactions. In addition to the store and corporate office computing infrastructure, we also have significant computing capacity at each RDC to support these highly automated facilities.

Index

We have invested significant resources to safeguard sensitive employee and customer information. We work closely with industry standards groups to incorporate security best practices into our technology environment. Our state-of-the-art data center provides many additional fail-safe features to improve system availability and mitigate risks associated with unplanned outages. We expect to open a second Lowe’s owned and operated data center in fiscal 2007. This facility will allow us to in-source our current disaster recovery capabilities and provide more robust capabilities to support our future growth.

Employees

As of February 2, 2007, we employed approximately 157,000 full-time and 53,000 part-time employees, none of which are covered by collective bargaining agreements. Management considers its relations with its employees to be good.

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
General economic factors and other conditions, both domestically and internationally, may adversely affect the United States, the global economy and our financial performance, including, but not limited to, acts of terrorism, developments in the war against terrorism in Asia and the Middle East, natural disasters, increasing fuel and energy costs, inflation or deflation of commodity prices, recession, consumer debt levels and the volatility of financial markets.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our net sales and comparable store sales.
Sales of many of our product categories and services are driven by housing turnover and activity level of home improvement projects. Many of those sales are to consumers who are either doing the home improvement projects themselves or using our installation services, but many others are to professionals who are in the business of providing construction, renovation, and property maintenance services. Rising interest-rates, reduction in the availability of credit, increased heating and gas expenses, slowing housing turnover and slowing home-price appreciation could limit consumers’ discretionary spending or affect their confidence level and lead to reduced spending on home improvement projects. The impact of these economic factors specific to the home improvement industry would be exacerbated by a weak job market.

Unseasonable weather and adverse weather conditions can negatively affect our net sales and comparable store sales.
Wet and cold weather, particularly during the spring and early summer months of the year when many of the products we sell are designed for outdoor use, are generally detrimental to our sales and can make it difficult to sell seasonal merchandise. Although the impact of adverse weather conditions is mitigated by the geographic dispersion of our stores, unseasonable weather is a risk to the performance of our business in any given season or year.

Our store expansion and relocation strategy depends upon our ability to successfully open, relocate and operate new stores each year.
Our growth in net sales depends to a substantial degree on successfully and cost-effectively implementing our ongoing, aggressive expansion program. We must adapt our merchandising, marketing and distribution initiatives to new markets, both domestically and, going forward, in Canada and Mexico. We also plan to increase the number of our stores in markets in which we currently operate. Our ability to open additional stores depends, in large measure, upon our ability to locate and acquire new store sites on acceptable terms. Local land use and other regulations restricting the construction of buildings in the formats with which we operate may affect our ability to open new stores in some markets. As we develop more new stores in metropolitan markets, we may incur increased costs to remediate environmental pollution on some of the sites we are redeveloping that was caused by previous owners of those sites. Increased real estate, construction and development costs could also limit our growth opportunities. Our ability to continue to expand our operations depends also on our ability to attract and retain a large and growing number of qualified employees. If we are unable to open new stores at the rate we currently plan to do so and staff them with qualified employees, the growth in our sales and our competitive position could be adversely affected.

If we fail to hire, train and retain qualified managers, sales associates and other employees we could lose sales to our competitors.
Customers’ perceptions of the quality of service provided by employees can determine any retailer’s success or failure. Competition for qualified store managers and sales associates among retailers in the home improvement retailing business is intense, and if we fail to attract, train and retain qualified managers and sales associates our financial performance could be adversely impacted. Consumers shopping for goods and services for home improvement projects expect to have sales associates serving them who are knowledgeable about product categories located throughout our stores.

Excessive turnover, which has historically been high among employees in entry-level or part-time positions, increases the risk that sales associates will not have the training and experience needed to provide competitive, high quality customer service.

Our Commercial Business Customers demand a higher level of customer service that is challenging to meet on a consistent basis.
Commercial Business Customers in the home improvement industry expect to have their business handled by commercial sales specialists with an even greater depth of knowledge about the products these customers need. If we fail to staff our commercial sales desks with experienced and knowledgeable employees, we run the risk that we will lose Commercial Business Customers.

We have many competitors, who, if we fail to execute our merchandising, marketing and distribution strategies effectively, could take sales and market share from us.
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
We are exposed to product liability and product warranty claims relating to the products we sell that could adversely affect our financial condition, results of operations and cash flows. Because we do not have direct control over the quality of products manufactured or supplied to us by our vendors and because we self-insure for such product liability and warranty claims, we are exposed to risks relating to the quality of such products. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in the products we stock and in our reputation.

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

If the domestic and international supply chain for the products we stock is disrupted, our sales and gross margin would be adversely impacted.
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

Our inability to effectively manage our relationships with selected suppliers of brand name products could negatively impact our ability to differentiate ourselves from competitors.
Part of our expansion strategy includes continued differentiation from competitors. To better distinguish our product offering, we form strategic relationships with selected suppliers to market and develop products under a variety of recognized and respected brand names. The inability to effectively and efficiently manage the relationships with these suppliers could negatively impact our business plan and financial results.

Index

Item 1B. - Unresolved Staff Comments

None.

Item 2 - Properties

At February 2, 2007, we operated 1,385 stores in 49 states with a total of 157 million square feet of selling space. We are currently constructing two primary prototype stores, a 117K store for larger markets and a 94K store used primarily to serve smaller markets. Both prototypes include a lawn and garden center, averaging an additional 31,000 square feet for 117K locations and 26,000 square feet for 94K locations. Of the total stores operating at February 2, 2007, approximately 86% are owned, which includes stores on leased land, with the remainder being leased from unaffiliated third parties. Approximately 50% of our store leases are capital leases. We also own and operate 11 RDCs and 12 flatbed distribution centers for lumber and building commodities. We lease and operate one flatbed distribution center. We also operate four facilities to support our import business, special order sales, and internet fulfillment. We own two of these facilities, and we lease two of these facilities. In addition, we utilize two third-party transload facilities. These facilities do not hold inventory, but are the first point of receipt for imported products. We own our executive offices, which are located in Mooresville, North Carolina. We also own and maintain offices in Wilkes County, North Carolina.

Item 3 - Legal Proceedings

We are a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, are considered material.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

Name	Age	Title
Robert A. Niblock	44	Chairman of the Board and Chief Executive Officer since 2005; President, 2003 - 2006; Executive Vice President, 2001 - 2003, and Chief Financial Officer, 2000 - 2003.

Maureen K. Ausura	51	Senior Vice President, Human Resources since 2005; Corporate Vice President of Human Resources, Archer Daniels Midland Company, 2000 - 2005.

Gregory M. Bridgeford	52	Executive Vice President, Business Development since 2004; Senior Vice President, Business Development, 1999 - 2004.

Michael K. Brown	43	Executive Vice President, Store Operations since December 2006; Senior Vice President, Store Operations, 2001 - 2006.

Charles W. (Nick) Canter, Jr.	56	Executive Vice President, Merchandising since December 2006; Executive Vice President, Store Operations, 2005 - 2006; Senior Vice President, Store Operations, 1999 - 2005.

Gaither M. Keener, Jr.	57
Senior Vice President, General Counsel, Secretary, and Chief Compliance Officer since 2006; Vice President, Deputy General Counsel, 2005 - 2006; Vice President, Associate General Counsel, 2003 - 2005; Vice President, Assistant General Counsel and Assistant Secretary, 1999 - 2003.

Matthew V. Hollifield	40
Senior Vice President and Chief Accounting Officer since 2005; Vice President, Corporate Accounts Payables 2002-2005. Vice President and Chief Financial Officer, Century Furniture Industries, 2000-2002.

Robert F. Hull, Jr.	42	Executive Vice President and Chief Financial Officer since 2004; Senior Vice President and Chief Financial Officer, 2003 - 2004; Vice President, Financial Planning & Analysis, 1999 - 2003.

Joseph M. Mabry, Jr.	44
Executive Vice President, Logistics and Distribution since 2004; Senior Vice President, Distribution, 2003 - 2004; Vice President Global Services, Wal-Mart Stores, Inc., 2002 - 2003; Regional Vice President of Distribution, Wal-Mart Stores, Inc., 1998 - 2002.

N. Brian Peace	41	Senior Vice President, Corporate Affairs since 2006; Vice President, Corporate Communications, 1999 - 2006.

Larry D. Stone	55
President and Chief Operating Officer since December 2006; Senior Executive Vice President Merchandising/Marketing, 2005 - 2006; Senior Executive Vice President Store Operations 2003-2005; Executive Vice President, Store Operations, 2001 - 2003.

Steven M. Stone	45	Senior Vice President and Chief Information Officer since 2003; Vice President of Information Technology Strategy, 2002 - 2003; Vice President of MIS Operations, 1999 - 2002.

Index

Part II

Item 5 -Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”. As of March 23, 2007, there were 31,770 holders of record of Lowe's common stock. The table, "Lowe's Quarterly Stock Price Range and Cash Dividend Payment", on page 44 of the 2006 Lowe’s Annual Report to Shareholders for the fiscal year ended February 2, 2007 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

In January 2005, the Board of Directors approved a program under which the Company was authorized to repurchase up to $1 billion of the Company’s common stock through fiscal 2006. In January and August 2006, the Board of Directors authorized up to an additional $1 billion and $2 billion in share repurchases through fiscal 2007 and 2008, respectively. The Company expects to implement the balance of the program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the SEC. An insignificant number of shares were repurchased during the fourth quarter of 2006. As of February 2, 2007, the total remaining authorization under the share repurchase program was $1.5 billion.

Item 6 - Selected Financial Data

See pages 42 through 43 of the Lowe’s 2006 Annual Report to Shareholders.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 25 and "Disclosure Regarding Forward-Looking Statements" on page 26 of Lowe’s 2006 Annual Report to Shareholders.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

See "Quantitative and Qualitative Disclosures About Market Risk" on page 25 of Lowe’s 2006 Annual Report to Shareholders.

Item 8 - Financial Statements and Supplementary Data

See "Report of Independent Registered Public Accounting Firm" of Deloitte & Touche LLP on page 27, the financial statements and notes thereto on pages 28 through 41, and the "Selected Quarterly Data" on page 43 of Lowe’s 2006 Annual Report to Shareholders filed as Exhibit 13 hereto.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Index

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 2, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and the attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in Lowe’s 2006 Annual Report to Shareholders on pages 26 and 27 under the headings, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

Item 9B - Other Information

None.

Index

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Election of Directors," "Information Concerning the Nominees," "Information Concerning Continuing Directors," "Information about the Board of Directors and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 2, 2007 (the "Proxy Statement"). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, "Executive Officers of the Registrant. "

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the "Code"). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of the Code can be found at www.Lowes.com, under the "About Lowe’s," “Investors” and "Code of Ethics" captions. You can also obtain a copy of the complete Code by contacting Shareholder Services at 1-888-345-6937.

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

Item 11 - Executive Compensation

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Compensation of Executive Officers" and "Information about the Board of Directors and Committees of the Board - Compensation of Directors" included in the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Compensation of Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" included in the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Related-Party Transactions" and "Information about the Board of Directors and Committees of the Board - Director Independence" included in the Proxy Statement.

Item 14 - Principal Accounting Fees and Services

Information required by this item is furnished by incorporation by reference to all information under the caption entitled, "Fees Paid to the Independent Accountants" included in the Proxy Statement.

Index

Part IV

Item 15 - Exhibits and Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in Lowe’s 2006 Annual Report to Shareholders:

  2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the consolidated financial statements of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 2, 2007 and February 3, 2006, and for each of the three fiscal years in the period ended February 2, 2007, management's assessment of the effectiveness of the Company's internal control over financial reporting as of February 2, 2007, and the effectiveness of the Company's internal control over financial reporting as of February 2, 2007, and have issued our reports thereon dated April 3, 2007; such consolidated financial statements and reports are included in the Company’s 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 3, 2007

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 2, 2007:
Reserve for loss on obsolete inventory	$104	$-		$(38)	(a)	$66
Reserve for inventory shrinkage	113	455		(439)	(b)	129
Reserve for sales returns	54	1	(c)	-		55
Self-insurance liabilities	571	674		(595)	(d)	650
Store closing liability	23	2		(6)	(e)	19

February 3, 2006:
Reserve for loss on obsolete inventory	$77	$27	(a)	$-		$104
Reserve for inventory shrinkage	94	376		(357)	(b)	113
Reserve for sales returns	37	17	(c)	-		54
Self-insurance liabilities	467	608		(504)	(d)	571
Store closing liability	24	9		(10)	(e)	23

January 28, 2005:
Reserve for loss on obsolete inventory	$61	$16	(a)	$-		$77
Reserve for inventory shrinkage	82	335		(323)	(b)	94
Reserve for sales returns	26	11	(c)	-		37
Self-insurance liabilities	366	480		(379)	(d)	467
Store closing liability	19	16		(11)	(e)	24

(a):  Represents increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.
(b):  Represents the actual inventory shrinkage experienced at the time of physical inventories.
(c):  Represents increase in the required reserve based on the Company’s evaluation of anticipated merchandise returns.
(d):  Represents claim payments for self-insured claims.
(e): Represents lease payments, net of sublease income.

3.	Exhibits

(3.1)	Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 7, 2006 and incorporated by reference herein).

(3.2)	Bylaws, as amended (filed as Exhibit 3.1 to the Company's Form 8-K dated January 26, 2007 and incorporated by reference herein).

(4.1)
Indenture dated April 15, 1992 between the Company and The Bank of New York, as successor trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-47269) and incorporated by reference herein).

(4.2)
Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee (filed as Exhibit 4.1 on Form 8-K dated December 15, 1995, and incorporated by reference herein).

(4.3)
First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K dated April 19, 1999, and incorporated by reference herein).

(4.4)
Second Supplemental Indenture, dated as of October 19, 2001, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee (filed as Exhibit 4.1 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

(4.5)
Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and The Bank of New York, as trustee, including as an exhibit thereto a form of the Company’s 5.0% Notes maturing in October 2015 and the Company’s 5.5% Notes maturing in October 2035.

(4.6)
Fourth Supplemental Indenture, dated as of October 10, 2006, between Lowe’s Companies, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein), including as an exhibit thereto a form of the Company’s 5.4% Notes maturing in October 2016 and the Company’s 5.8% Notes maturing in October 2036.

(4.7)
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

(4.12)	Form of the Company's Senior Convertible Notes due October 19, 2021 (filed as Exhibit 4.2 on Form 8-K dated October 25, 2001, and incorporated by reference herein).

*(10.1)
Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

*(10.2)	Lowe's Companies, Inc., 1994 Incentive Plan (filed on the Company's Form S-8 dated July 8, 1994 (No. 33-54499) and incorporated by reference herein).

*(10.3)
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

*(10.6)	Lowe's Companies, Inc. 1997 Incentive Plan (filed on the Company's Form S-8 dated August 29, 1997 (No. 333-34631) and incorporated by reference herein).

*(10.7)
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

*(10.9)	Lowe's/Eagle Stock Option Plan (filed as Exhibit 4.2 on the Company's Form S-8 filed April 7, 1999 (No. 333-75793) and incorporated by reference herein).

*(10.10)
Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended (filed  as Exhibit 10.1 to the Company’s Form 10-Q dated December 7, 2004 and incorporated by reference herein).

*(10.11)	Lowe's Companies, Inc. 2001 Incentive Plan (filed on the Company's Form S-8 dated November 15, 2001 (No. 333-73408) and incorporated by reference herein).

*(10.12)	Lowe's Companies, Inc. Benefit Restoration Plan (filed on the Company's Form S-8 dated August 8, 2002 (No. 333-97811) and incorporated by reference herein).

*(10.13)
Form of the Company's Management Continuity Agreement for Senior Officers (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended February 1, 2002, and incorporated by reference herein).

*(10.14)	Form of the Company's Management Continuity Agreement for Executive Officers (filed as Exhibit 10.2 to the Company's Form 10-Q dated June 4, 2004, and incorporated by reference herein).

*(10.15)	Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated June 4, 2004 and incorporated by reference herein).

*(10.16)
Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 3, 2005 and incorporated by reference herein).

*(10.17)	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.18)	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 1, 2005 and incorporated by reference herein).

*(10.19)	Lowe's Companies, Inc. 2006 Annual Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 7, 2006 and incorporated by reference herein).

*(10.20)	Lowe's Companies, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q dated September 7, 2006 and incorporated by reference herein).

(13)	Portions of the 2006 Lowe’s Annual Report to Shareholders for the fiscal year ended February 2, 2007

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 3, 2007	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board and Chief Executive Officer

April 3, 2007	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer

April 3, 2007	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Robert F. Hull, Jr., Matthew V. Hollifield and Gaither M. Keener, Jr., and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Robert A. Niblock	Chairman of the Board of Directors, Chief Executive Officer and Director	April 3, 2007
Robert A. Niblock		Date

/s/ Leonard L. Berry	Director	April 3, 2007
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	April 3, 2007
Peter C. Browning		Date

/s/ Paul Fulton	Director	April 3, 2007
Paul Fulton		Date

/s/ Dawn E. Hudson	Director	April 3, 2007
Dawn E. Hudson		Date

/s/ Robert A. Ingram	Director	April 3, 2007
Robert A. Ingram		Date

/s/ Robert L. Johnson	Director	April 3, 2007
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	April 3, 2007
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	April 3, 2007
Richard K. Lochridge		Date

/s/ Stephen F. Page	Director	April 3, 2007
Stephen F. Page		Date

/s/ O. Temple Sloan, Jr.	Director	April 3, 2007
O. Temple Sloan, Jr.		Date