Form 10-Q
period 2007-05-04
LOWES COMPANIES INC
filed 2007-06-06
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 1, 2007
Common Stock, $.50 par value	1,505,036,108

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 4, 2007	May 5, 2006	February 2, 2007
Assets

Current assets:
Cash and cash equivalents		$629	$1,140	$364
Short-term investments		571	517	432
Merchandise inventory - net		8,501	7,817	7,144
Deferred income taxes - net		201	175	161
Other current assets		155	139	213

Total current assets		10,057	9,788	8,314

Property, less accumulated depreciation		19,187	16,760	18,971
Long-term investments		406	277	165
Other assets		319	203	317

Total assets		$29,969	$27,028	$27,767

Liabilities and shareholders' equity

Current liabilities:
Short-term borrowings		$-	$-	$23
Current maturities of long-term debt		92	33	88
Accounts payable		5,211	4,553	3,524
Accrued salaries and wages		377	377	425
Self-insurance liabilities		661	613	650
Deferred revenue		851	853	731
Other current liabilities		1,429	1,551	1,098

Total current liabilities		8,621	7,980	6,539

Long-term debt, excluding current maturities		4,306	3,446	4,325
Deferred income taxes - net		657	717	735
Other long-term liabilities		659	304	443

Total liabilities		14,243	12,447	12,042

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
May 4, 2007	1,506
May 5, 2006	1,555
February 2, 2007	1,525	753	778	762
Capital in excess of par value		-	816	102
Retained earnings		14,968	12,985	14,860
Accumulated other comprehensive income		5	2	1

Total shareholders' equity		15,726	14,581	15,725

Total liabilities and shareholders' equity		$29,969	$27,028	$27,767

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

Three Months Ended
	May 4, 2007		May 5, 2006
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$12,172	100.00	$11,921	100.00

Cost of sales	7,913	65.01	7,752	65.03

Gross margin	4,259	34.99	4,169	34.97

Expenses:

Selling, general and administrative	2,685	22.06	2,467	20.69

Store opening costs	12	0.10	25	0.21

Depreciation	323	2.65	274	2.30

Interest - net	47	0.39	35	0.30

Total expenses	3,067	25.20	2,801	23.50

Pre-tax earnings	1,192	9.79	1,368	11.47

Income tax provision	453	3.72	527	4.41

Net earnings	$739	6.07	$841	7.06

Weighted average shares outstanding - basic	1,510		1,557

Basic earnings per share	$0.49		$0.54

Weighted average shares outstanding - diluted	1,540		1,590

Diluted earnings per share	$0.48		$0.53

Cash dividends per share	$0.05		$0.03

Retained Earnings
Balance at beginning of period	$14,860		$12,191
Cumulative effect adjustment (Note 7)	(8)		-
Net earnings	739		841
Cash dividends	(75)		(47)
Share repurchases	(548)		-
Balance at end of period	$14,968		$12,985

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 4, 2007	May 5, 2006
Cash flows from operating activities:
Net earnings	$739	$841
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	345	290
Deferred income taxes	40	(38)
Loss on disposition/writedown of fixed and other assets	4	8
Share-based payment expense	22	11
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,357)	(1,182)
Other operating assets	63	(17)
Accounts payable	1,687	1,721
Other operating liabilities	596	476
Net cash provided by operating activities	2,139	2,110

Cash flows from investing activities:
Purchases of short-term investments	(257)	(146)
Proceeds from sale/maturity of short-term investments	117	143
Purchases of long-term investments	(244)	(72)
Proceeds from sale/maturity of long-term investments	5	26
Increase in other long-term assets	(13)	(3)
Fixed assets acquired	(707)	(732)
Proceeds from the sale of fixed and other long-term assets	14	9
Net cash used in investing activities	(1,085)	(775)

Cash flows from financing activities:
Net decrease in short-term borrowings	(23)	-
Proceeds from issuance of long-term debt	3	-
Repayment of long-term debt	(16)	(7)
Proceeds from issuance of common stock from stock options exercised	21	33
Cash dividend payments	(75)	(47)
Repurchase of common stock	(700)	(600)
Excess tax benefits of share-based payments	1	3
Net cash used in financing activities	(789)	(618)

Net increase in cash and cash equivalents	265	717
Cash and cash equivalents, beginning of period	364	423
Cash and cash equivalents, end of period	$629	$1,140

See accompanying notes to the consolidated financial statements (unaudited).

 Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 4, 2007 and May 5, 2006, and the results of operations and cash flows for the three months ended May 4, 2007 and May 5, 2006.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 2, 2007 (the Annual Report).  The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications.

Note 2: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and installed sales program liabilities.  Restricted balances included in short-term investments were $228 million at May 4, 2007, $158 million at May 5, 2006, and $248 million at February 2, 2007.  Restricted balances included in long-term investments were $32 million at May 4, 2007, $48 million at May 5, 2006, and $32 million at February 2, 2007.

Note 3: Property - Property is shown net of accumulated depreciation of $6.5 billion at May 4, 2007, $5.3 billion at May 5, 2006, and $6.1 billion at February 2, 2007.

Note 4: Shareholders’ Equity - The Company repurchased 22.0 million and 17.9 million common shares under the share repurchase program during the first three months of fiscal 2007 and 2006, respectively.  The total cost of the share repurchases was $700 million (of which $548 million was recorded as a reduction in retained earnings after capital in excess of par value was depleted) and $600 million, respectively.  As of May 4, 2007, the Company had remaining authorization under the share repurchase program of $789 million.  Subsequently, on May 25, 2007, the Company’s Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the share repurchase program through fiscal 2009.

During the first three months of fiscal 2007, holders of $5 million principal amount, $4 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into approximately 172,000 shares of the Company’s common stock at the rate of 32.896 shares per note.  During the first three months of fiscal 2006, holders of $65 million principal amount, $45 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into 2.1 million shares of the Company’s common stock at the rate of 32.896 shares per note.

During the first three months of fiscal 2007 and 2006, holders of an insignificant number of the Company’s senior convertible notes issued in October 2001 exercised their right to convert the notes into shares of the Company’s common stock at the rate of 34.424 shares per note.

Note 5: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale equity securities, as well as foreign currency translation adjustments.  Comprehensive income totaled $743 million and $842 million, compared to net earnings of $739 million and $841 million for the three months ended May 4, 2007 and May 5, 2006, respectively.

Note 6: Accounting for Share-Based Payment - During the three months ended May 4, 2007, the Company granted under its 2006 Long-Term Incentive Plan 1.8 million stock options with a weighted-average grant date fair value per share of $8.20, as well as 1.7 million restricted stock awards and 0.6 million performance-based restricted stock awards each with a weighted-average grant date fair value per share of $32.21. See Note 9 to the consolidated financial statements in the Annual Report for additional information regarding general terms and methods of valuation for stock options and restricted stock awards.

Performance-based restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest at the end of a three-year service period from the date of grant only if the performance goal specified in the performance-based restricted stock agreement is achieved. The performance goal is based on targeted Company average return on non-cash assets, as such term is defined in the performance-based restricted stock agreement. These awards are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal. The Company uses historical data to estimate the timing and amount of forfeitures.

Total unrecognized share-based payment expense for all share-based payment plans was $157 million at May 4, 2007, of which $54 million is expected to be recognized in 2007, $58 million in 2008, $35 million in 2009 and $10 million thereafter. This results in these amounts being recognized over a weighted-average period of 1.3 years.

Note 7: Accounting for Uncertainty in Income Taxes - The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, effective February 3, 2007. As a result of the implementation, the Company recognized an $8 million net increase to the reserves for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet (unaudited). Including the cumulative effect adjustment, the Company had approximately $214 million of total unrecognized tax benefits (including penalties and interest) as of February 3, 2007. Of this total, $56 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. The remaining $158 million represents the amount of unrecognized tax benefits for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility would not impact the effective tax rate. The Company does not expect any changes in unrecognized tax benefits over the next twelve months to have a significant impact on the results of operations or the financial position of the Company.

The Company is subject to U.S. federal and foreign income tax, as well as income tax in multiple state and local jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for fiscal years through 2003. The Company has substantially concluded all material state, local, and foreign income tax matters for fiscal years through 2002.

The Company includes interest related to tax issues as part of net interest in the consolidated financial statements (unaudited). The Company records any applicable penalties related to tax issues within the income tax provision. The Company had $21 million accrued for interest and $7 million accrued for penalties as of February 3, 2007.

Note 8: Earnings Per Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of share-based awards and convertible notes as of the balance sheet date.  The following table reconciles EPS for the three months ended May 4, 2007 and May 5, 2006.

	Three Months Ended
(In millions, except per share data)	May 4, 2007	May 5, 2006
Basic earnings per share:
Net earnings	$739	$841
Weighted-average shares outstanding	1,510	1,557
Basic earnings per share	$0.49	$0.54
Diluted earnings per share:
Net earnings	$739	$841
Net earnings adjustment for interest on convertible notes, net of tax	1	1
Net earnings, as adjusted	$740	$842
Weighted-average shares outstanding	1,510	1,557
Dilutive effect of share-based awards	9	9
Dilutive effect of convertible notes	21	24
Weighted-average shares, as adjusted	1,540	1,590
Diluted earnings per share	$0.48	$0.53

Stock options to purchase 7.9 million and 8.2 million shares of common stock for the three month periods ended May 4, 2007 and May 5, 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 4, 2007	May 5, 2006
Long-term debt	$55	$41
Capitalized leases	8	9
Interest income	(11)	(13)
Interest capitalized	(4)	(5)
Other	(1)	3
Net interest expense	$47	$35

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 4, 2007	May 5, 2006
Cash paid for interest, net of amount capitalized	$90	$69
Cash paid for income taxes	$78	$228
Non-cash investing and financing activities:
Non-cash fixed asset acquisitions, including assets acquired under capital lease	$19	$11
Conversions of long-term debt to equity	$4	$46

Note 10: Recent Accounting Pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under the Statement, fair value measurements are required to be disclosed by level within that hierarchy. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The Statement provides entities with an option to measure many financial instruments and certain other items at fair value, including available-for-sale securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under this Statement, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting period.  The Statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect of SFAS No. 159 on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 4, 2007 and May 5, 2006, and the related consolidated statements of current and retained earnings and of cash flows for the fiscal three-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 2, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of Lowe’s Companies, Inc. and subsidiaries as of February 2, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 5, 2007

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three month periods ended May 4, 2007 and May 5, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

Our significant accounting polices are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 4, 2007	May 5, 2006	2007 vs. 2006	2007 vs. 2006
Net sales	100.00%	100.00%	N/A	2%
Gross margin	34.99	34.97	2	2
Expenses:
Selling, general and administrative	22.06	20.69	137	9
Store opening costs	0.10	0.21	(11)	(52)
Depreciation	2.65	2.30	35	18
Interest - net	0.39	0.30	9	33
Total expenses	25.20	23.50	170	9
Pre-tax earnings	9.79	11.47	(168)	(13)
Income tax provision	3.72	4.41	(69)	(14)
Net earnings	6.07%	7.06%	(99)	(12)%

	Three Months Ended
Other Metrics	May 4, 2007	May 5, 2006
Comparable store sales changes (1)	(6.3)%	5.7%
Customer transactions (in millions)	178	169
Average ticket (2)	$68.22	$70.74
At end of period:
Number of stores	1,400	1,258
Sales floor square feet (in millions)	159	143
Average store size square feet (in thousands)	113	114

(1) We define a comparable store as a store that has been open longer than 13 months. A store that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated store must then remain open longer than 13 months to be considered comparable.
(2) We define average ticket as net sales divided by number of customer transactions.

The challenging sales environment we experienced in the second half of fiscal 2006 continued in the first quarter of fiscal 2007. The U.S. housing market continued to correct in certain key markets, driven by over-valuation and the resulting price correction. The general concern or lackluster consumer sentiment over the current conditions has stretched beyond these structurally weak markets. As a result, this magnified the slow down in home buying, the resulting housing turnover, and home improvement activities. Additionally, adverse weather across most of the U.S. in early April negatively impacted our results for the first quarter of 2007.

Despite the difficult sales environment, we continued to focus on managing the business for the long-term. Our operational priorities, with regard to our stores, include a continued focus on delivering great customer service, re-invigorating our Specialty Sales initiatives, increasing store productivity, recruiting the right people to fuel our growth and enhancing our sales culture.

We implemented our “Customer-Focused” program in 1999, and continue to refine it every year. This program measures each store’s performance relative to five key components of customer satisfaction, which include selling skills, delivery, installed sales, checkout and phone answering. In the first quarter of 2007, our customer satisfaction score improved approximately 100 basis points from the prior year, and we improved in all five key components. We also have active and ongoing training programs to provide coaching to associates to enhance customer interactions and to prepare all levels of store management for their next assignment. As a result, we had more than 7,000 employees trained and prepared for new responsibilities, including approximately 3,000 employees ready to become department managers and approximately 250 employees trained and ready to become store managers. In addition, according to independent measures, our close rate improved in 13 of 20 product categories in the first quarter of 2007 while our total store close rate increased 100 basis points compared to a year ago driven in part by our ongoing training efforts.

Net Sales - Sales for the first quarter were $12.2 billion, representing a 2% increase over the first quarter of 2006. The increase was driven by our store expansion program, which added 142 new stores during the last four quarters. However, a challenging sales environment and difficult weather patterns led to a decline in comparable store sales of 6.3% for the quarter. Total customer transactions increased 6% compared to the first quarter of 2006, while average ticket decreased 4% to $68.22. Comparable store customer transactions decreased 2% compared to the first quarter of 2006, while comparable store average ticket decreased 4%.

The external factors we described the past several quarters continued to weigh on our sales performance in the first quarter of 2007, and the sales environment remained challenging. Our results suggest that many home improvement customers continued to take a cautious approach to spending in the markets that were most exposed to a slowdown in the housing market, including California and areas in the Northeast. Additionally, we faced difficult prior year comparisons in hurricane-affected regions, including the Gulf Coast and certain markets in Florida. The Gulf Coast areas most impacted by hurricanes Katrina and Rita reported negative 23% comparable store sales. Lumber and plywood cost deflation continued to impact sales results in the first quarter of 2007, but prices appeared to be stabilizing as producers closed mills and regulated supply. Additionally, our sales performance in outdoor categories, including nursery, seasonal living, outdoor power equipment and lawn & landscape products were disproportionately impacted by unusually cold and wet weather in the majority of the U.S. in early April.

Reflective of the difficult sales environment, we experienced comparable store sales increases in only two of our 20 product categories in the first quarter of 2007. The categories that performed above our average comparable store sales change for the first quarter included rough plumbing, hardware, rough electrical, paint, lighting, home organization, nursery, lawn & landscape products, fashion plumbing, appliances and home environment. In addition, tools performed at approximately the overall corporate average comparable store sales change for the first quarter of 2007. Despite the external pressures that affected the total home improvement market, we continued to gain unit market share in 17 of our 20 product categories during the first calendar quarter, according to independent third-party measures.

Hesitancy among many home improvement customers to take on big-ticket projects led to mixed results for our Specialty Sales initiatives, which include Installed Sales, Special Order Sales, and Commercial Business Customer sales. Our Commercial Business Customer sales continued to grow faster than the Company average, and we have seen relative strength across all categories for these customers. However, our Special Order Sales and Installed Sales, which strongly outperformed total company sales in the first quarter of 2006, collectively performed only slightly better than total company sales in the first quarter of 2007.

Gross Margin - Gross margin as a percentage of sales increased two basis points over the first quarter of 2006. The increase was driven primarily by leverage of 27 basis points associated with the mix of products sold. This was offset by de-leverage of eight basis points in inventory shrink as a percentage of sales, attributable to softer sales and the write-off of live goods that were damaged due to the unseasonable weather during the first two weeks of April. Additionally, with lower sales volumes, we experienced de-leverage of approximately 10 basis points attributable to distribution and transportation costs, as well as start-up costs for our new distribution facilities, including our regional distribution center in Rockford, Illinois.

SG&A - SG&A de-leveraged 137 basis points versus the prior year, driven primarily by store payroll. For the first quarter, store payroll de-leveraged 93 basis points, primarily a result of the weak sales environment. Our stores utilized our staffing model and maintained base coverage, which created short-term pressure on earnings but was the right decision in the long-term in order to maintain the high service levels that customers have come to expect from Lowe’s. In addition, rent, property taxes, utilities and other fixed expenses de-leveraged due to the comparable store sales decline. Share-based payment expense de-leveraged nine basis points compared to the first quarter of 2006 which included a $10 million favorable impact from the adoption of SFAS 123(R), “Accounting for Share-Based Payment.” The de-leverage in store payroll and fixed expenses was offset by leverage of 20 basis points in incentive compensation in the first quarter.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $12 million and $25 million in the first quarters of 2007 and 2006, respectively. Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings. We opened 15 new stores in the first quarter of 2007, compared to the opening of 24 stores in the first quarter of 2006. Store opening costs for stores opened during the quarter averaged approximately $0.7 million per store in the first quarter of 2007 and $1.1 million in the first quarter of 2006. The decrease in average opening costs per store was driven by higher average payroll costs in the first quarter of 2006 resulting from stores opening in higher cost markets.

Depreciation - Depreciation de-leveraged 35 basis points as a percentage of sales in the first quarter of 2007 compared to 2006. This de-leverage was driven by the opening of 142 new stores over the past four quarters and negative comparable store sales. At May 4, 2007, we owned 86% of our stores, compared to 84% at May 5, 2006, which includes stores on leased land. Property, less accumulated depreciation, totaled $19.2 billion at May 4, 2007, an increase of 14.5% from $16.8 billion at May 5, 2006. This increase resulted primarily from our store expansion program.

Interest - Interest de-leveraged nine basis points as a percentage of sales, primarily due to additional expense as a result of the October 2006 $1 billion debt issuance.

Income Tax Provision - Our effective income tax rate was 38.0% and 38.5% for the first quarter of 2007 and 2006, respectively. Our effective income tax rate was 37.9% for fiscal 2006 as disclosed in our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operating activities and our $1 billion senior credit facility that expires in July 2009. Net cash provided by operating activities totaled $2.1 billion for both the three month periods ended May 4, 2007 and May 5, 2006. Working capital at May 4, 2007 was $1.4 billion compared to $1.8 billion at May 5, 2006 and February 2, 2007. The decrease in working capital from the first quarter of 2006 primarily resulted from greater share repurchases, partially offset by the $1 billion debt issuance in October 2006.

The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution center and information technology infrastructure. Cash acquisitions of fixed assets were $707 million and $732 million for the three month periods ended May 4, 2007 and May 5, 2006, respectively. At May 4, 2007, we operated 1,400 stores in 49 states with 159 million square feet of retail selling space, representing an 11% increase over the retail selling space at May 5, 2006.

Net cash used in financing activities was $789 million and $618 million for the three month periods ended May 4, 2007 and May 5, 2006, respectively. The change in cash flows from financing activities was primarily the result of greater share repurchases under our share repurchase program compared to the first quarter of 2006, an increase in the amount of dividends paid per share from $0.03 in the first quarter of 2006 to $0.05 in the first quarter of 2007, and the repayment of short-term borrowings. The ratio of debt to equity plus debt was 21.9%, 19.3% and 22.0% as of May 4, 2007, May 5, 2006 and February 2, 2007, respectively.

Our 2007 capital budget is $4.6 billion, inclusive of approximately $300 million of lease commitments, resulting in a planned net cash outflow of $4.3 billion in 2007.  Actual capital expenditures through the first quarter of 2007 and amounts forecasted through the end of fiscal 2007 are consistent with the 2007 budgeted amount. Approximately 81% of this planned commitment is for store expansion and new distribution centers.  Expansion plans for 2007 consist of 150 to 160 stores, including three relocations of older stores.  This planned expansion is expected to increase sales floor square footage by approximately 11%.  Approximately 99% of the 2007 projects will be owned, which includes approximately 28% that will be ground-leased properties.

As of May 4, 2007, we owned and operated 12 regional distribution centers (RDCs). We opened an RDC in Rockford, Illinois in the first quarter of 2007.  We expect to open an additional RDC in Lebanon, Oregon in the second quarter of 2007, and are planning for an additional RDC in fiscal 2008.  As of May 4, 2007, we also operated 14 flatbed distribution centers (FDCs) for the handling of lumber, building materials and other long-length items.  We owned 12 of these FDCs and we leased two FDCs. We opened an FDC in Port of Stockton, California in the first quarter of 2007 and expect to open an additional FDC in the second half of 2007.

We have a $1 billion senior credit facility that expires in July 2009. The facility is available to support our $1 billion commercial paper program and for direct borrowings. Borrowings made are priced based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the facility. We were in compliance with those covenants at May 4, 2007. Fifteen banking institutions are participating in the $1 billion senior credit facility. As of May 4, 2007, there were no outstanding borrowings under the facility or under our commercial paper program.

From their issuance through the end of the first quarter of 2007, principal amounts of $973 million, or approximately 97%, of our February 2001 convertible notes had converted from debt to equity. Of this total, $5 million and $65 million in principal amounts were converted in the three months ended May 4, 2007 and May 5, 2006, respectively.

Holders of the senior convertible notes, issued in October 2001, may convert their notes into 34.424 shares of the company’s common stock only if: the closing share price of the company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred. There is no indication that we will not be able to maintain the minimum investment grade rating. From their issuance through the end of the first quarter of 2007, an insignificant amount of the senior convertible notes had converted from debt to equity. During the fourth quarter of 2006, our closing share prices reached the specified threshold such that the senior convertible notes became convertible at the option of each holder into shares of common stock in the first quarter of 2007. Through May 4, 2007, holders could elect to convert each such note into 34.424 shares of common stock. During the first quarter of 2007, our closing share prices again reached the specified threshold such that the senior convertible notes would become convertible at the option of each holder into shares of common stock in the second quarter of 2007. Cash interest payments on the senior convertible notes ceased in October 2006. We may redeem for cash all or a portion of the notes at any time, at a price equal to the sum of the issue price plus accrued original issue discount on the redemption date.

Our debt ratings at May 4, 2007, were as follows:
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

During the first quarter of 2007, we repurchased 22.0 million shares under the share repurchase program at a total cost of $700 million. As of May 4, 2007, we had remaining authorization of $789 million. Subsequently, on May 25, 2007, the Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the share repurchase program through fiscal 2009.

On May 25, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share, which represents a 60% increase.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, effective February 3, 2007. As of the date of adoption, our reserve for uncertain tax positions (including penalties and interest) was approximately $214 million. In the three months ended May 4, 2007, the reserve for uncertain tax positions decreased $77 million (including penalties and interest), partially offset by an adjustment to deferred taxes of $72 million. At May 4, 2007, approximately $8 million of the reserve for uncertain tax positions (including penalties and interest) was classified as a current liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2006. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

COMPANY OUTLOOK

Second Quarter

As of May 21, 2007, the date of our first quarter 2007 earnings release, we expected to open 26 stores during the second quarter of fiscal 2007, which ends on August 3, 2007, reflecting square footage growth of approximately 11%. Total sales were expected to increase 6% to 7%. Comparable store sales were expected to decline 1% to 3%. We expected diluted earnings per share of $0.62 to $0.64. All comparisons are with the second quarter of fiscal 2006.

Fiscal 2007

As of May 21, 2007, the date of our first quarter 2007 earnings release, we expected to open 150 to 160 stores during fiscal 2007, which ends on February 1, 2008, reflecting total square footage growth of approximately 11%. Total sales were expected to increase approximately 7% for the year. Comparable store sales were expected to decline 1% to 2%. We expected diluted earnings per share of $1.99 to $2.03. All comparisons are with fiscal 2006.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act. Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.” Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in domestic economic conditions, such as interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, declining housing turnover, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to: (i) respond to a greater than expected downturn in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory developments; and (viii) respond to unanticipated weather conditions that could adversely affect sales. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on Form 10-K to the United Stated Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our Quarterly Reports on Form 10-Q.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially since February 2, 2007.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 4, 2007, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended May 4, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

February 3, 2007 – March 2, 2007	2.9	$32.72	2.8	$1,399
March 3, 2007 – April 6, 2007	19.2	31.72	19.2	789
April 7, 2007 – May 4, 2007	-	-	-	789

As of May 4, 2007	22.1	$31.85	22	$789

(1)
During the first quarter of fiscal 2007, the Company repurchased an aggregate of 21,978,789 shares of its common stock pursuant to the share repurchase program (the Program).  The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy either the exercise price of certain stock options or their tax liability upon the vesting of restricted shares.

(2)
The Company will continue implementing the Program through purchases made from time to time either in the open market or through private transactions, in accordance with SEC regulations. On May 25, 2007, the Company’s Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the Program through fiscal 2009, bringing the total remaining authorization to approximately $3.8 billion.

Item 6. - Exhibits

Exhibit 10.1 - Form of Lowe's Companies, Inc Performance-Based Restricted Stock Agreements for Robert A. Niblock, Larry D. Stone and Gregory M. Bridgeford

Exhibit 10.2 - Form of Lowe's Companies, Inc Performance-Based Restricted Stock Agreements for all Key Employees other than Robert A. Niblock, Larry D. Stone and Gregory M. Bridgeford

Exhibit 10.3 - Lowe’s Companies Employee Stock Purchase Plan - Stock Options For Everyone, as amended through May 25, 2007 (incorporated herein by reference to Appendix B to Lowe’s Companies, Inc.’s Proxy Statement on Schedule 14A, as filed on April 12, 2007, File No. 001-07898).

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

LOWE'S COMPANIES, INC.

June 5, 2007 Date	/s/Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Lowe's Companies, Inc Performance-Based Restricted Stock Agreements for Robert A. Niblock, Larry D. Stone and Gregory M. Bridgeford

10.2	Form of Lowe's Companies, Inc Performance-Based Restricted Stock Agreements for all Key Employees other than Robert A. Niblock, Larry D. Stone and Gregory M. Bridgeford

10.3
Lowe’s Companies Employee Stock Purchase Plan - Stock Options For Everyone, as amended through May 25, 2007 (incorporated herein by reference to Appendix B to Lowe’s Companies, Inc.’s Proxy Statement on Schedule 14A, as filed on April 12, 2007, File No. 001-07898).

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