Form 10-Q
period 2007-08-03
LOWES COMPANIES INC
filed 2007-09-05
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 31, 2007
Common Stock, $.50 par value	1,478,600,654

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		August 3, 2007	August 4, 2006	February 2, 2007
Assets

Current assets:
Cash and cash equivalents		$337	$316	$364
Short-term investments		325	456	432
Merchandise inventory - net		7,799	7,176	7,144
Deferred income taxes - net		209	165	161
Other current assets		181	215	213

Total current assets		8,851	8,328	8,314

Property, less accumulated depreciation		19,825	17,321	18,971
Long-term investments		627	200	165
Other assets		341	188	317

Total assets		$29,644	$26,037	$27,767

Liabilities and shareholders' equity

Current liabilities:
Short-term borrowings		$555	$-	$23
Current maturities of long-term debt		85	32	88
Accounts payable		4,167	3,629	3,524
Accrued salaries and wages		371	371	425
Self-insurance liabilities		726	653	650
Deferred revenue		819	826	731
Other current liabilities		1,317	1,151	1,098

Total current liabilities		8,040	6,662	6,539

Long-term debt, excluding current maturities		4,301	3,410	4,325
Deferred income taxes - net		628	711	735
Other long-term liabilities		706	334	443

Total liabilities		13,675	11,117	12,042

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
August 3, 2007	1,485
August 4, 2006	1,538
February 2, 2007	1,525	742	769	762
Capital in excess of par value		11	307	102
Retained earnings		15,210	13,843	14,860
Accumulated other comprehensive income		6	1	1

Total shareholders' equity		15,969	14,920	15,725

Total liabilities and shareholders' equity		$29,644	$26,037	$27,767

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
	August 3, 2007		August 4, 2006		August 3, 2007		August 4, 2006
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$14,167	100.00	$13,389	100.00	$26,338	100.00	$25,310	100.00

Cost of sales	9,284	65.53	8,911	66.56	17,195	65.29	16,664	65.84

Gross margin	4,883	34.47	4,478	33.44	9,143	34.71	8,646	34.16

Expenses:

Selling, general and administrative	2,839	20.04	2,617	19.54	5,524	20.97	5,083	20.09

Store opening costs	26	0.18	28	0.21	38	0.14	53	0.20

Depreciation	332	2.35	283	2.11	656	2.49	557	2.20

Interest - net	50	0.35	30	0.23	97	0.37	65	0.26

Total expenses	3,247	22.92	2,958	22.09	6,315	23.97	5,758	22.75

Pre-tax earnings	1,636	11.55	1,520	11.35	2,828	10.74	2,888	11.41

Income tax provision	617	4.36	585	4.37	1,070	4.07	1,112	4.39

Net earnings	$1,019	7.19	$935	6.98	$1,758	6.67	$1,776	7.02

Weighted average shares outstanding - basic	1,490		1,541		1,500		1,549

Basic earnings per share	$0.68		$0.61		$1.17		$1.15

Weighted average shares outstanding - diluted	1,518		1,571		1,530		1,580

Diluted earnings per share	$0.67		$0.60		$1.15		$1.13

Cash dividends per share	$0.08		$0.05		$0.13		$0.08

Retained Earnings
Balance at beginning of period	$14,968		$12,985		$14,860		$12,191
Cumulative effect adjustment (Note 9)	-		-		(8)		-
Net earnings	1,019		935		1,758		1,776
Cash dividends	(119)		(77)		(194)		(124)
Share repurchases	(658)		-		(1,206)		-
Balance at end of period	$15,210		$13,843		$15,210		$13,843

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 3, 2007	August 4, 2006
Cash flows from operating activities:
Net earnings	$1,758	$1,776
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	701	591
Deferred income taxes	3	(34)
Loss on disposition/writedown of fixed and other assets	17	5
Share-based payment expense	45	35
Changes in operating assets and liabilities:
Merchandise inventory - net	(655)	(541)
Other operating assets	56	(93)
Accounts payable	643	797
Other operating liabilities	510	68
Net cash provided by operating activities	3,078	2,604

Cash flows from investing activities:
Purchases of short-term investments	(368)	(228)
Proceeds from sale/maturity of short-term investments	524	399
Purchases of long-term investments	(1,102)	(225)
Proceeds from sale/maturity of long-term investments	589	141
(Increase) decrease in other long-term assets	(23)	13
Fixed assets acquired	(1,698)	(1,556)
Proceeds from the sale of fixed and other long-term assets	26	23
Net cash used in investing activities	(2,052)	(1,433)

Cash flows from financing activities:
Net increase in short-term borrowings	532	-
Proceeds from issuance of long-term debt	4	-
Repayment of long-term debt	(31)	(16)
Proceeds from issuance of common stock under employee stock purchase plan	40	36
Proceeds from issuance of common stock from stock options exercised	43	48
Cash dividend payments	(194)	(124)
Repurchase of common stock	(1,450)	(1,226)
Excess tax benefits of share-based payments	3	4
Net cash used in financing activities	(1,053)	(1,278)

Net decrease in cash and cash equivalents	(27)	(107)
Cash and cash equivalents, beginning of period	364	423
Cash and cash equivalents, end of period	$337	$316

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 3, 2007 and August 4, 2006, and the results of operations for the three and six months ended August 3, 2007 and August 4, 2006, and cash flows for the six months ended August 3, 2007 and August 4, 2006.

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

Note 2: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and installed sales program liabilities. Restricted balances included in short-term investments were $178 million at August 3, 2007, $182 million at August 4, 2006, and $248 million at February 2, 2007. Restricted balances included in long-term investments were $102 million at August 3, 2007, $27 million at August 4, 2006, and $32 million at February 2, 2007.

Note 3: Property - Property is shown net of accumulated depreciation of $6.8 billion at August 3, 2007, $5.6 billion at August 4, 2006, and $6.1 billion at February 2, 2007.

Note 4: Short-Term Borrowings - On June 15, 2007, the Company entered into an Amended and Restated Credit Agreement (Amended Facility) to modify the senior credit facility dated July 30, 2004, which provided for borrowings of up to $1 billion through July 2009. The Amended Facility extends the maturity date to June 2012 and provides for borrowings of up to $1.75 billion. The Amended Facility is available to support the Company’s commercial paper and revolving credit programs. Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the Amended Facility. The Amended Facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the Amended Facility. The Company was in compliance with those covenants at August 3, 2007. Seventeen banking institutions are participating in the $1.75 billion Amended Facility. As of August 3, 2007, there was $555 million outstanding under the commercial paper program. The weighted-average interest rate on the short-term borrowings was 5.3%.

Note 5: Extended Warranties - Lowe’s sells separately-priced extended warranty contracts under a Lowe’s-branded program for which the Company is ultimately self-insured. The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term. Extended warranty contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenues related to the Company’s extended warranty sales were $373 million and $273 million at August 3, 2007 and August 4, 2006, respectively. Extended warranty deferred revenue is included in other long-term liabilities in the accompanying consolidated balance sheets. Changes in deferred revenue for extended warranty contracts are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 3, 2007	August 4, 2006	August 3, 2007	August 4, 2006
Extended warranty deferred revenue, beginning of period	$343	$238	$315	$206
Additions to deferred revenue	50	43	94	81
Deferred revenue recognized	(20)	(8)	(36)	(14)
Extended warranty deferred revenue, end of period	$373	$273	$373	$273

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended warranty contracts were $85 million and $64 million at August 3, 2007 and August 4, 2006, respectively. Extended warranty deferred costs are included in other assets (non-current) in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended warranty claims incurred is included in self-insurance liabilities in the accompanying consolidated balance sheets. Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 3, 2007	August 4, 2006	August 3, 2007	August 4, 2006
Liability for extended warranty claims, beginning of period	$9	$-	$10	$-
Accrual for claims incurred	11	2	19	2
Claim payments	(2)	(2)	(11)	(2)
Liability for extended warranty claims, end of period	$18	$-	$18	$-

Note 6: Shareholders’ Equity - On May 25, 2007, the Company’s Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the share repurchase program through fiscal 2009. The Company repurchased 45.7 million and 38.1 million common shares under the share repurchase program during the first six months of fiscal 2007 and 2006, respectively. The total cost of the share repurchases was $1.5 billion (of which $1.2 billion was recorded as a reduction in retained earnings, after capital in excess of par value was depleted) and $1.2 billion, respectively. As of August 3, 2007, the Company had remaining authorization under the share repurchase program of $3.0 billion.

During the first six months of fiscal 2007, holders of $6 million principal amount, $4 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into approximately 184,000 shares of the Company’s common stock at the rate of 32.896 shares per note. During the first six months of fiscal 2006, holders of $107 million principal amount, $74 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into 3.5 million shares of the Company’s common stock at the rate of 32.896 shares per note.

During the first six months of fiscal 2007 and 2006, holders of an insignificant number of the Company’s senior convertible notes issued in October 2001 exercised their right to convert the notes into shares of the Company’s common stock at the rate of 34.424 shares per note.

Note 7: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale securities, as well as foreign currency translation adjustments. For the three months ended August 3, 2007, both comprehensive income and net earnings totaled $1.0 billion. For the three months ended August 4, 2006, both comprehensive income and net earnings totaled $0.9 billion. For each of the six month periods ended August 3, 2007 and August 4, 2006, both comprehensive income and net earnings totaled $1.8 billion.

Note 8: Accounting for Share-Based Payment - During the three months ended August 3, 2007, the Company granted under its 2006 Long-Term Incentive Plan an insignificant number of share-based payment awards. During the six months ended August 3, 2007, the Company granted under its 2006 Long-Term Incentive Plan 1.8 million stock options at an exercise price of not less than the closing market price of a share of the Company's common stock on the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $8.19.  The Company also granted 1.8 million restricted stock awards and 0.6 million performance-based restricted stock awards with a weighted-average grant date fair value per share of $31.93 and $32.21, respectively. See Note 9 to the consolidated financial statements in the Annual Report for additional information regarding general terms and methods of valuation for stock options and restricted stock awards.

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

Total unrecognized share-based payment expense for all share-based payment plans was $141 million at August 3, 2007, of which $36 million is expected to be recognized in 2007, $59 million in 2008, $36 million in 2009 and $10 million thereafter. This results in these amounts being recognized over a weighted-average period of 1.2 years.

Note 9: Accounting for Uncertainty in Income Taxes - The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, effective February 3, 2007. As a result of the implementation, the Company recognized an $8 million net increase to the reserve for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet (unaudited). Including the cumulative effect adjustment, the Company had approximately $214 million of total unrecognized tax benefits (including penalties and interest) as of February 3, 2007. Of this total, $56 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. The remaining $158 million represents the amount of unrecognized tax benefits for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility would not impact the effective tax rate. The Company does not expect any changes in unrecognized tax benefits over the next twelve months to have a significant impact on the results of operations or the financial position of the Company.

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

Note 10: Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of share-based awards and convertible notes as of the balance sheet date. The following table reconciles earnings per share for the three and six months ended August 3, 2007 and August 4, 2006.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 3, 2007	August 4, 2006	August 3, 2007	August 4, 2006
Basic earnings per share:
Net earnings	$1,019	$935	$1,758	$1,776
Weighted-average shares outstanding	1,490	1,541	1,500	1,549
Basic earnings per share	$0.68	$0.61	$1.17	$1.15
Diluted earnings per share:
Net earnings	$1,019	$935	$1,758	$1,776
Net earnings adjustment for interest on convertible notes, net of tax	1	1	2	2
Net earnings, as adjusted	$1,020	$936	$1,760	$1,778
Weighted-average shares outstanding	1,490	1,541	1,500	1,549
Dilutive effect of share-based awards	7	8	9	8
Dilutive effect of convertible notes	21	22	21	23
Weighted-average shares, as adjusted	1,518	1,571	1,530	1,580
Diluted earnings per share	$0.67	$0.60	$1.15	$1.13

Stock options to purchase 8.0 million and 11.6 million shares of common stock for the three month periods ended August 3, 2007 and August 4, 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options to purchase 8.0 million and 11.6 million shares of common stock for the six month periods ended August 3, 2007 and August 4, 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 3, 2007	August 4, 2006	August 3, 2007	August 4, 2006
Long-term debt	$54	$42	$109	$83
Capitalized leases	8	9	16	17
Interest income	(13)	(15)	(24)	(27)
Interest capitalized	(4)	(8)	(8)	(13)
Other	5	2	4	5
Interest - net	$50	$30	$97	$65

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 3, 2007	August 4, 2006
Cash paid for interest, net of amount capitalized	$121	$92
Cash paid for income taxes	$876	$1,272

Non-cash investing and financing activities:
Non-cash fixed asset acquisitions	$48	$26
Conversions of long-term debt to equity	$4	$74

Note 12: Recent Accounting Pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to measure many financial instruments and certain other items at fair value, including available-for-sale securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 159, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of SFAS No. 159 on its consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-11 to have a material impact on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 3, 2007 and August 4, 2006, and the related consolidated statements of current and retained earnings for the fiscal three and six-month periods then ended, and of cash flows for the fiscal six-month periods ended August 3, 2007 and August 4, 2006. These interim financial statements are the responsibility of the Company’s management.

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
September 5, 2007

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six month periods ended August 3, 2007 and August 4, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 3, 2007	August 4, 2006	2007 vs. 2006	2007 vs. 2006
Net sales	100.00%	100.00%	N/A	5.8%
Gross margin	34.47	33.44	103	9.1
Expenses:
Selling, general and administrative	20.04	19.54	50	8.5
Store opening costs	0.18	0.21	(3)	(5.7)
Depreciation	2.35	2.11	24	17.6
Interest - net	0.35	0.23	12	65.4
Total expenses	22.92	22.09	83	9.8
Pre-tax earnings	11.55	11.35	20	7.6
Income tax provision	4.36	4.37	(1)	5.3
Net earnings	7.19%	6.98%	21	9.0%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 3, 2007	August 4, 2006	2007 vs. 2006	2007 vs. 2006
Net sales	100.00%	100.00%	N/A	4.1%
Gross margin	34.71	34.16	55	5.7
Expenses:
Selling, general and administrative	20.97	20.09	88	8.7
Store opening costs	0.14	0.20	(6)	(27.9)
Depreciation	2.49	2.20	29	17.7
Interest - net	0.37	0.26	11	48.1
Total expenses	23.97	22.75	122	9.7
Pre-tax earnings	10.74	11.41	(67)	(2.1)
Income tax provision	4.07	4.39	(32)	(3.8)
Net earnings	6.67%	7.02%	(35)	(1.0)%

	Three Months Ended		Six Months Ended
Other Metrics	August 3, 2007	August 4, 2006	August 3, 2007	August 4, 2006
Comparable store sales changes (1)	(2.6)%	3.3%	(4.4)%	4.4%
Customer transactions (in millions)	207	191	385	359
Average ticket (2)	$68.47	$70.21	$68.35	$70.46
At end of period:
Number of stores	1,424	1,281
Sales floor square feet (in millions)	162	145
Average store size square feet (in thousands) (3)	113	113

(1) We define a comparable store as a store that has been open longer than 13 months. A store that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated store must then remain open longer than 13 months to be considered comparable.
(2) We define average ticket as net sales divided by number of customer transactions.
(3) We define average store size square feet as sales floor square feet divided by the number of stores open at the end of the period.

The sales environment remained challenging in the second quarter of fiscal 2007 as home improvement consumers hesitated to take on larger discretionary projects. However, the core of our business remained relatively strong as our employees helped consumers maintain their largest financial asset. Despite the current operating environment, we continued to capture market share and gained a full percentage point of unit market share for the total store in the second calendar quarter, according to third-party estimates. While we cannot control the macro environment, we are continually focused on executing and delivering great service in our stores in order to capture market share.

Regardless of the sales environment, our goal is always to improve our stores, our merchandising, our distribution systems and most importantly our service to customers. We are balancing our goal of delivering results in the current operating environment with maintaining our commitment to manage the business for the long-term.

We continue to make significant investments in our existing store base through the delivery of better merchandise, improved store layouts and more efficient product adjacencies. As part of this ongoing effort, we have completed 128 major remerchandising projects and reset over 400,000 bays in our stores over the last 12 months. These investments ensure that our stores remain bright, clean and easy to shop. Additionally, we are constantly reviewing our approach and looking for process improvements, while ensuring our efforts are driving adequate returns and resulting in minimal customer disruption.

We have a state-of-the-art distribution infrastructure and supply chain, but we are also continually working to improve these processes. Recent examples include our successful Rapid Response Replenishment (R3) and Execution Excellence (E2) initiatives, and we have future projects planned that will improve customer service and increase efficiency at the same time. In a difficult sales environment, our supply chain infrastructure allows us to better manage inventory and react to opportunities as demand patterns change across the country.

We continue to measure customers’ perceptions of service with our “Customer-Focused” program. This program measures each store’s performance relative to five key components of customer satisfaction, which include selling skills, delivery, installed sales, checkout and phone answering. Our second quarter 2007 results showed continued improvement over the second quarter of 2006. Additionally, our consumer research organization conducts a quarterly survey to measure customer perceptions on 28 different attributes versus our competition. We have seen a positive trend in this survey over the past several years, and our most recent survey completed in July 2007 suggests that customers continue to view Lowe’s in a more positive light.

Net Sales - The increase in sales for both the quarter and six months ended August 3, 2007 was driven by our store expansion program, which added 143 new stores during the last four quarters. However, a challenging sales environment led to a decline in comparable store sales of 2.6% for the quarter and 4.4% for the first half of 2007. Total customer transactions increased 8.5% compared to the second quarter of 2006, while average ticket decreased 2.5% to $68.47. Comparable store customer transactions increased fractionally compared to the second quarter of 2006, while comparable store average ticket decreased 3.0%. The reductions in average ticket drove our decline in comparable store sales, and are a reflection of fewer project sales, a decrease in hurricane rebuilding efforts and deflation in lumber and plywood prices. We expect some of these pressures to ease in the coming months, specifically as we cycle the two year anniversary of the 2005 hurricane season and experience reduced pressure from lumber and plywood deflation.

We experienced comparable store sales increases in six of our 20 product categories in the second quarter of 2007. The categories that performed above our average comparable store sales change for the second quarter included nursery, lawn & landscape products, rough plumbing, paint, hardware, fashion plumbing, lighting, flooring and appliances. Despite the external pressures that affected the total home improvement market, we continued to gain unit market share in 15 of our 20 product categories during the second calendar quarter, according to independent third-party measures.

We continued to see the impact of the correction in the housing market in the second quarter of 2007, and while we are not directly at risk with regard to sub-prime mortgage lending, we continue to watch the impact of that fallout closely. Most of these housing-related factors have been regional, and the impact on our business has also been regional as evidenced by positive comparable store sales in 12 of our 22 regions in the second quarter of 2007. As we monitor our performance, we see a disproportionate negative impact in those markets where housing was most inflated during the past several years. Our stores in the regions that span California, Florida and the Gulf Coast experienced double digit declines in comparable store sales for the second quarter of 2007. While showing signs of improvement over the first quarter of 2007, our stores in the Northeast continued to experience comparable store sales declines in the second quarter of 2007. However, many markets in the Central U.S., including Texas, Oklahoma, the Ohio Valley and some of the Mid-Atlantic states, did not experience the same unsustainable growth in home prices over the past several years. Our stores in those markets have continued to experience solid sales results over the past several quarters, and many posted positive comparable store sales in the second quarter.

As we had seen for the past few quarters, consumers remained cautious about taking on larger discretionary projects, including many projects offered through our Installed Sales and Special Order Sales programs. As a result, sales in these programs fell short of our average comparable store sales change, particularly in California and Florida. Weakness in Installed Sales and Special Order Sales was offset somewhat by relative strength in our Commercial Business Customer sales. In the second quarter of 2007, our Commercial Business Customer sales significantly outperformed the Company’s average sales growth, driven by positive comparable store sales in many of our merchandise categories for these customers.

Gross Margin - Gross margin as a percentage of sales increased 103 basis points over the second quarter of 2006. The increase was primarily driven by a more rational promotional environment relative to the prior year, changes in our strategy for flowing seasonal goods and a larger proportion of imported goods. Our new transload and coastal holding facilities allowed us to better manage seasonal imported product and successfully flow product to areas with the greatest known demand to avoid some of the markdown pressures that are always a part of the seasonal business. We also experienced a 16 basis point positive impact associated with the mix of products sold and a five basis point reduction in inventory shrink as a percentage of sales. Additionally, gross margin declined 32 basis points in the second quarter of 2006 as a result of the promotional environment, providing easier year-over-year comparisons.

The increase in gross margin as a percentage of sales for the first six months of 2007 compared to 2006 was attributable to the increase in gross margin in the second quarter of 2007.

SG&A - SG&A de-leveraged 50 basis points in the second quarter of 2007 versus the prior year, driven by de-leverage of 57 basis points in store payroll as a result of the weak sales environment. Our stores utilized our staffing model and maintained base coverage, which created short-term pressure on earnings but in the long-term ensures that we maintain the high service levels that customers have come to expect from Lowe’s. In addition, rent, property taxes and other fixed expenses de-leveraged due to the comparable store sales decline. This de-leverage was offset by leverage in advertising, store services and bonus expenses in the second quarter.

The increase in SG&A as a percentage of sales for the first six months was similarly driven by de-leverage in operating salaries and fixed expenses, such as rent, property taxes and utilities, as a result of softer sales. This was also partially offset by leverage in advertising, bonus and store services expenses.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $26 million and $28 million in the second quarters of 2007 and 2006, respectively. Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings. We opened 26 stores (24 new and two relocated) in the second quarter of 2007, compared to the opening of 24 stores (23 new and one relocated) in the second quarter of 2006. Store opening costs for stores opened during the quarter averaged approximately $0.8 million per store in the second quarter of 2007 and approximately $1.0 million in the second quarter of 2006. The decrease in average opening costs per store was driven by higher average payroll costs in the second quarter of 2006 resulting from stores opening in higher cost markets.

Store opening costs of $38 million and $53 million for the first six months of 2007 and 2006, respectively, were associated with the opening of 41 stores in 2007 (39 new and two relocated), compared to 48 stores in 2006 (47 new and one relocated). Store opening costs for stores opened during the first six months of 2007 averaged approximately $0.8 million per store compared to approximately $1.1 million for stores opened in the first six months of 2006. The decrease in average opening costs per store was driven by higher average payroll costs in the first half of 2006 resulting from stores opening in higher cost markets.

Depreciation - The de-leverage in depreciation for the three and six month periods ended August 3, 2007, was driven by the opening of 143 new stores over the past four quarters and negative comparable store sales. At August 3, 2007, we owned 86% of our stores, compared to 84% at August 4, 2006, which includes stores on leased land. Property, less accumulated depreciation, totaled $19.8 billion at August 3, 2007, an increase of 14.5% from $17.3 billion at August 4, 2006. This increase resulted primarily from our store expansion program.

Interest - The de-leverage in interest expense for the three and six month periods ended August 3, 2007, was primarily due to additional expense as a result of the October 2006 $1 billion debt issuance and short-term borrowings outstanding in the first half of 2007.

Income Tax Provision - Our effective income tax rate was 37.7% and 37.8% for the three and six month periods ended August 3, 2007, respectively, and 38.5% for both the three and six month periods ended August 4, 2006. Our effective income tax rate was 37.9% for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operating activities and our $1.75 billion senior credit facility that expires in July 2012. Net cash provided by operating activities totaled $3.1 billion and $2.6 billion for the six month periods ended August 3, 2007 and August 4, 2006. The change in cash flows from operating activities was primarily the result of the timing of cash payments.

The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution center and information technology infrastructure. Cash acquisitions of fixed assets were $1.7 billion and $1.6 billion for the six month periods ended August 3, 2007 and August 4, 2006, respectively. At August 3, 2007, we operated 1,424 stores in 49 states with 162 million square feet of retail selling space, representing an 11% increase over the retail selling space at August 4, 2006.

Net cash used in financing activities was $1.1 billion and $1.3 billion for the six month periods ended August 3, 2007 and August 4, 2006, respectively. The change in cash flows from financing activities was primarily the result of an increase in short-term borrowings, partially offset by increased share repurchases compared to the first half of 2006 and an increase in the amount of dividends paid per share from $0.08 in the first half of fiscal 2006 to $0.13 in the first half of fiscal 2007. The ratio of debt to equity plus debt was 23.6%, 18.7% and 22.0% as of August 3, 2007, August 4, 2006 and February 2, 2007, respectively.

Our initial 2007 capital forecast was $4.6 billion, inclusive of approximately $300 million of lease commitments, resulting in a planned net cash outflow of $4.3 billion in 2007.  As of the end of the second quarter of 2007, we expect that net cash outflows will be $4.0 billion to $4.1 billion, versus the forecasted amount of $4.3 billion. Approximately 80% of this expected commitment is for store expansion and new distribution centers.  Expansion plans for 2007 consist of 150 to 160 stores, including three relocations of older stores, increasing our total sales floor square footage by approximately 11% for the year.  Approximately 99% of the 2007 projects will be owned, which includes approximately 28% that will be ground-leased properties.

As of August 3, 2007, we owned and operated 13 regional distribution centers (RDCs). We opened a new RDC in Rockford, Illinois in the first quarter of 2007 and opened a new RDC in Lebanon, Oregon in the second quarter of 2007. We are planning to open an additional RDC in fiscal 2008.  As of August 3, 2007, we also operated 14 flatbed distribution centers (FDCs) for the handling of lumber, building materials and other long-length items.  We owned 12 and leased two of these FDCs. We opened a new FDC in Port of Stockton, California in the first quarter of 2007. We expect to open an additional FDC in fiscal 2008.

On June 15, 2007, we entered into an Amended and Restated Credit Agreement (Amended Facility) to modify the senior credit facility dated July 30, 2004, which provided for borrowings of up to $1 billion through July 2009. The Amended Facility extends the maturity date to June 2012 and provides for borrowings of up to $1.75 billion. The Amended Facility is available to support our commercial paper and revolving credit programs. Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the Amended Facility. The Amended Facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the Amended Facility. We were in compliance with those covenants at August 3, 2007. Seventeen banking institutions are participating in the $1.75 billion Amended Facility. As of August 3, 2007, we had $555 million outstanding under our commercial paper program. The weighted-average interest rate on the short-term borrowings was 5.3%.

From their issuance through the end of the second quarter of 2007, principal amounts of $973 million, or approximately 97%, of our February 2001 convertible notes had converted from debt to equity. Of this total, $0.4 million and $42 million in principal amounts were converted in the second quarters of 2007 and 2006, respectively, and $6 million and $107 million in principal amounts were converted in the six month periods ending August 3, 2007 and August 4, 2006, respectively.

Holders of the senior convertible notes, issued in October 2001, may convert their notes into 34.424 shares of the company’s common stock only if: the closing share price of the company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred. There is no indication that we will not be able to maintain the minimum investment grade rating. From their issuance through the end of the second quarter of 2007, an insignificant amount of the senior convertible notes had converted from debt to equity. During the fourth quarter of 2006 and first quarter of 2007, our closing share prices reached the specified threshold such that the senior convertible notes became convertible at the option of each holder into shares of common stock in the first and second quarters of 2007. Through August 3, 2007, holders could elect to convert each such note into 34.424 shares of common stock. During the second quarter of 2007, our closing share prices again reached the specified threshold such that the senior convertible notes would become convertible at the option of each holder into shares of common stock in the third quarter of 2007. Cash interest payments on the senior convertible notes ceased in October 2006. We may redeem for cash all or a portion of the notes at any time, at a price equal to the sum of the issue price plus accrued original issue discount on the redemption date.

Our debt ratings at August 3, 2007, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial paper	A1	P1	F1+
Senior debt	A+	A1	A+
Outlook	Stable	Stable	Stable

We believe that net cash provided by operating activities and financing activities will be adequate for our expansion plans and other operating requirements over the next 12 months. However, the availability of funds at favorable rates through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade, a deterioration of certain financial ratios, or unfavorable credit market conditions. There are no provisions in any agreement that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.

During the first six months of 2007, we repurchased 45.7 million shares under the share repurchase program at a total cost of $1.5 billion. On May 25, 2007, the Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the share repurchase program through fiscal 2009. As of August 3, 2007, we had remaining authorization of $3.0 billion.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, effective February 3, 2007. As of the date of adoption, our reserve for uncertain tax positions (including penalties and interest) was approximately $214 million. In the six months ended August 3, 2007, the reserve for uncertain tax positions decreased $65 million (including penalties and interest), offset by an adjustment to deferred taxes of $69 million. At August 3, 2007, approximately $5 million of the reserve for uncertain tax positions (including penalties and interest) was classified as a current liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2006. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

COMPANY OUTLOOK

Third Quarter

As of August 20, 2007, the date of our second quarter 2007 earnings release, we expected to open 40 stores during the third quarter of fiscal 2007, which ends on November 2, 2007, reflecting square footage growth of approximately 10%. Total sales were expected to increase 7% to 8%. Comparable store sales were expected to be approximately flat. We expected diluted earnings per share of $0.43 to $0.45. All comparisons are with the third quarter of fiscal 2006.

Fiscal 2007

As of August 20, 2007, the date of our second quarter 2007 earnings release, we expected to open 150 to 160 stores during fiscal 2007, which ends on February 1, 2008, reflecting total square footage growth of approximately 11%. Total sales were expected to increase approximately 6% for the year. Comparable store sales were expected to decline approximately 2%. We expected diluted earnings per share of $1.97 to $2.01. All comparisons are with fiscal 2006.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements other than those reciting historic fact are statements that could be "forward-looking statements" under the Act. Such forward-looking statements are found in, among other places, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements containing words such as "expects," "plans," "strategy," "projects," "believes," "opportunity," "anticipates," "desires," and similar expressions are intended to highlight or indicate "forward-looking statements." Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, declining housing turnover, the availability of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to: (i) respond to a greater or longer than expected downturn in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory developments; and (viii) respond to unanticipated weather conditions that could adversely affect sales. For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, in those "Risk Factors" included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 3, 2007, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended August 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

May 5, 2007 - June 1, 2007	2.8	$32.60	2.8	$3,699
June 2, 2007 - July 6, 2007	20.9	31.56	20.9	3,039
July 7, 2007 - August 3, 2007	-	-	-	3,039

As of August 3, 2007	23.7	$31.68	23.7	$3,039

(1)
During the second quarter of fiscal 2007, the Company repurchased an aggregate of 23,672,289 shares of its common stock pursuant to the share repurchase program (the Program).  The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On May 25, 2007, the Company’s Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the Program through fiscal 2009. The Company will continue implementing the Program through purchases made from time to time either in the open market or through private transactions, in accordance with SEC regulations.

 Item 4. - Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of shareholders was held on May 25, 2007.

(b)  Directors elected at the meeting were: David W. Bernauer, Leonard L. Berry, Dawn E. Hudson and Robert A. Niblock.

Incumbent Directors whose terms expire in subsequent years are: Robert A. Ingram, Robert L. Johnson, Richard K. Lochridge, Peter C. Browning, Marshall O. Larsen, Stephen F. Page and O. Temple Sloan, Jr.

(c)  The matters voted upon at the meeting and the results of the voting were as follows:

(1)  Election of Directors:

	CLASS	TERM EXPIRING	FOR	WITHHELD
David W. Bernauer	III	2010	1,383,825,554	15,246,097
Leonard L. Berry	III	2010	1,383,144,672	15,926,979
Dawn E. Hudson	III	2010	1,380,377,184	18,694,466
Robert A. Niblock	III	2010	1,379,073,800	19,997,851

(2)  Approval of the amendment to the Lowe’s Companies, Inc. Employee Stock Purchase Plan:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
1,189,377,335	12,492,132	10,580,409	186,621,774

(3)  Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2007 Fiscal Year:

FOR	AGAINST	ABSTAIN
1,383,109,442	7,045,810	8,916,398

(4)   Shareholder proposal entitled “Qualifications for Director Nominees”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
26,224,676	1,173,875,046	12,348,754	186,623,174

(5)   Shareholder proposal entitled “Wood Procurement Report”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
63,139,722	1,045,095,560	104,217,995	186,618,374

(6)   Shareholder proposal entitled “Elect Each Director Annually”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
873,516,609	327,134,050	11,791,298	186,629,694

(7)   Shareholder proposal regarding Executive Severance Agreements:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
350,935,022	845,965,176	15,548,240	186,623,214

(8)   Shareholder proposal entitled “Pay-for-Superior-Performance Proposal”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
272,875,833	923,222,276	16,350,368	186,623,174

Item 6. - Exhibits

Exhibit 10.1 - Lowe’s Companies, Inc. Amended and Restated Credit Agreement Dated June 15, 2007

Exhibit 12.1 - Statement Re Computation of Ratio of Earnings to Fixed Charges

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

LOWE'S COMPANIES, INC.

September 5, 2007 Date	/s/Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lowe’s Companies, Inc. Amended and Restated Credit Agreement Dated June 15, 2007

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002