Form 10-Q
period 2007-11-02
LOWES COMPANIES INC
filed 2007-12-12
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 30, 2007
Common Stock, $.50 par value	1,462,603,002

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		November 2, 2007	November 3, 2006	February 2, 2007
Assets

Current assets:
Cash and cash equivalents		$336	$657	$364
Short-term investments		231	464	432
Merchandise inventory - net		7,775	7,219	7,144
Deferred income taxes - net		241	157	161
Other current assets		193	125	213

Total current assets		8,776	8,622	8,314

Property, less accumulated depreciation		20,755	18,188	18,971
Long-term investments		333	121	165
Other assets		325	242	317

Total assets		$30,189	$27,173	$27,767

Liabilities and shareholders' equity

Current liabilities:
Short-term borrowings		$16	$-	$23
Current maturities of long-term debt		35	89	88
Accounts payable		3,895	3,416	3,524
Accrued salaries and wages		437	432	425
Self-insurance liabilities		653	616	650
Deferred revenue		793	846	731
Other current liabilities		1,363	1,315	1,098

Total current liabilities		7,192	6,714	6,539

Long-term debt, excluding current maturities		5,580	4,337	4,325
Deferred income taxes - net		615	683	735
Other liabilities		748	353	443

Total liabilities		14,135	12,087	12,042

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
November 2, 2007	1,470
November 3, 2006	1,520
February 2, 2007	1,525	735	760	762
Capital in excess of par value		20	-	102
Retained earnings		15,281	14,323	14,860
Accumulated other comprehensive income		18	3	1

Total shareholders' equity		16,054	15,086	15,725

Total liabilities and shareholders' equity		$30,189	$27,173	$27,767

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
	November 2, 2007		November 3, 2006		November 2, 2007		November 3, 2006
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,565	100.00	$11,211	100.00	$37,904	100.00	$36,522	100.00

Cost of sales	7,601	65.73	7,346	65.53	24,798	65.42	24,011	65.74

Gross margin	3,964	34.27	3,865	34.47	13,106	34.58	12,511	34.26

Expenses:

Selling, general and administrative	2,503	21.63	2,320	20.70	8,026	21.17	7,404	20.27

Store opening costs	41	0.36	44	0.39	79	0.21	97	0.27

Depreciation	340	2.94	297	2.65	995	2.63	854	2.34

Interest - net	50	0.43	45	0.40	148	0.39	110	0.30

Total expenses	2,934	25.36	2,706	24.14	9,248	24.40	8,465	23.18

Pre-tax earnings	1,030	8.91	1,159	10.33	3,858	10.18	4,046	11.08

Income tax provision	387	3.35	443	3.94	1,457	3.85	1,554	4.26

Net earnings	$643	5.56	$716	6.39	$2,401	6.33	$2,492	6.82

Weighted average shares outstanding - basic	1,470		1,522		1,490		1,540

Basic earnings per share	$0.44		$0.47		$1.61		$1.62

Weighted average shares outstanding - diluted	1,497		1,551		1,519		1,571

Diluted earnings per share	$0.43		$0.46		$1.58		$1.59

Cash dividends per share	$0.08		$0.05		$0.21		$0.13

Retained Earnings
Balance at beginning of period	$15,210		$13,843		$14,860		$12,191
Cumulative effect adjustment (Note 12)	-		-		(8)		-
Net earnings	643		716		2,401		2,492
Cash dividends	(118)		(76)		(312)		(200)
Share repurchases	(454)		(160)		(1,660)		(160)
Balance at end of period	$15,281		$14,323		$15,281		$14,323

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	November 2, 2007	November 3, 2006
Cash flows from operating activities:
Net earnings	$2,401	$2,492
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,069	907
Deferred income taxes	(42)	(54)
Loss on disposition/writedown of fixed and other assets	33	35
Share-based payment expense	69	56
Changes in operating assets and liabilities:
Merchandise inventory - net	(630)	(584)
Other operating assets	43	(26)
Accounts payable	368	584
Other operating liabilities	474	233
Net cash provided by operating activities	3,785	3,643

Cash flows from investing activities:
Purchases of short-term investments	(592)	(248)
Proceeds from sale/maturity of short-term investments	853	490
Purchases of long-term investments	(1,286)	(225)
Proceeds from sale/maturity of long-term investments	1,057	141
Increase in other long-term assets	(20)	(8)
Fixed assets acquired	(2,912)	(2,724)
Proceeds from the sale of fixed and other long-term assets	51	30
Net cash used in investing activities	(2,849)	(2,544)

Cash flows from financing activities:
Net decrease in short-term borrowings	(9)	-
Proceeds from issuance of long-term debt	1,294	991
Repayment of long-term debt	(89)	(24)
Proceeds from issuance of common stock under employee stock purchase plan	40	36
Proceeds from issuance of common stock from stock options exercised	58	64
Cash dividend payments	(312)	(200)
Repurchase of common stock	(1,950)	(1,737)
Excess tax benefits of share-based payments	4	5
Net cash used in financing activities	(964)	(865)

Net (decrease) increase in cash and cash equivalents	(28)	234
Cash and cash equivalents, beginning of period	364	423
Cash and cash equivalents, end of period	$336	$657

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of November 2, 2007 and November 3, 2006, and the results of operations for the three and nine months ended November 2, 2007 and November 3, 2006, and cash flows for the nine months ended November 2, 2007 and November 3, 2006.

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

Note 2: Change in Estimates – Self-insurance claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the discounted ultimate cost of self-insured claims using actuarial assumptions followed in the insurance industry and historical loss experience.  These estimates, which are subject to changes in the utilized discount rate, payroll, sales and vehicle units, and the frequency and severity of claims, are based on annual actuarial studies which are completed in the third quarter of each fiscal year and periodically updated throughout the year.  The Company’s ongoing safety initiatives, which reduced the frequency and severity of claims, as well as state regulatory changes, contributed to actuarial projections of lower costs to settle claims filed and claims incurred but not reported for the Company’s workers’ compensation and general liability claims.  As a result, during the third quarters of fiscal 2007 and 2006, the Company’s self-insurance liabilities were reduced by $112 million and $77 million, respectively.  These adjustments impacted net earnings by $73 million (approximately $0.05 per diluted share) and $50 million (approximately $0.03 per diluted share) for the three months ended November 2, 2007 and November 3, 2006, respectively.

Note 3: Restricted Investment Balances – Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and installed sales program liabilities.  Restricted balances included in short-term investments were $154 million at November 2, 2007, $220 million at November 3, 2006, and $248 million at February 2, 2007.  Restricted balances included in long-term investments were $128 million at November 2, 2007, $42 million at November 3, 2006, and $32 million at February 2, 2007.

Note 4: Property - Property is shown net of accumulated depreciation of $7.1 billion at November 2, 2007, $5.9 billion at November 3, 2006, and $6.1 billion at February 2, 2007.

Note 5: Short-Term Borrowings - On June 15, 2007, the Company entered into an Amended and Restated Credit Agreement (Amended Facility) to modify the senior credit facility dated July 30, 2004, which provided for borrowings of up to $1 billion through July 2009.  The Amended Facility extends the maturity date to June 2012 and provides for borrowings of up to $1.75 billion.  The Amended Facility supports the Company’s commercial paper and revolving credit programs. Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the Amended Facility. The Amended Facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the Amended Facility. The Company was in compliance with those covenants at November 2, 2007.  Seventeen banking institutions are participating in the Amended Facility.  As of November 2, 2007, there were no outstanding borrowings under the Amended Facility or under the commercial paper program.

On October 3, 2007, the Company established a Canadian dollar (C$) denominated credit facility in the amount of C$50 million, which provides support for the Company’s Canadian operations.  This uncommitted facility provides the Company the ability to make unsecured borrowings, which are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of November 2, 2007, there was C$15 million or the equivalent of $16 million outstanding under the credit facility.  The interest rate on the short-term borrowing was 4.8%.

Note 6: Long-Term Debt– In September 2007, the Company issued $1.3 billion of unsecured senior notes, comprised of three tranches: $550 million of 5.60% senior notes maturing in September 2012, $250 million of 6.10% senior notes maturing in September 2017 and $500 million of 6.65% senior notes maturing in 2037 (collectively, the “Senior Notes”).  The 5.60%, 6.10% and 6.65% Senior Notes were issued at discounts of approximately $2.7 million, $1.3 million and $6.3 million, respectively.  Interest on the Senior Notes is payable semiannually in arrears in March and September of each year until maturity, beginning in March 2008.  The discount associated with the issuance is included in long-term debt and is being amortized over the respective terms of the Senior Notes.  The net proceeds of approximately $1.3 billion were used for general corporate purposes, including capital expenditures and working capital needs, and to finance repurchases of shares of the Company’s common stock.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate. The indenture under which the notes were issued also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs.  If elected under the change in control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indenture governing the Senior Notes does not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity. However, the indenture contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 7: Extended Warranties – Lowe’s sells separately-priced extended warranty contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term.  Extended warranty contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  Extended warranty deferred revenue is included in other liabilities (non-current) in the accompanying consolidated balance sheets.  Changes in deferred revenue for extended warranty contracts are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	November 2, 2007	November 3, 2006	November 2, 2007	November 3, 2006
Extended warranty deferred revenue, beginning of period	$373	$273	$315	$206
Additions to deferred revenue	42	34	136	116
Deferred revenue recognized	(23)	(11)	(59)	(26)
Extended warranty deferred revenue, end of period	$392	$296	$392	$296

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended warranty contracts were $88 million and $70 million at November 2, 2007 and November 3, 2006, respectively.  Extended warranty deferred costs are included in other assets (non-current) in the accompanying consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses, are expensed as incurred.

The liability for extended warranty claims incurred is included in self-insurance liabilities in the accompanying consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	November 2, 2007	November 3, 2006	November 2, 2007	November 3, 2006
Liability for extended warranty claims, beginning of period	$18	$-	$10	$-
Accrual for claims incurred	17	8	36	10
Claim payments	(9)	(2)	(20)	(4)
Liability for extended warranty claims, end of period	$26	$6	$26	$6

Note 8: Contingencies – The Company is a defendant in a variety of legal proceedings, including class actions, considered to be in the normal course of its business, none of which, individually or collectively, are believed to have a risk of having a material impact on the Company’s consolidated financial statements.  In evaluating liabilities associated with its various legal proceedings, the Company has accrued for probable liabilities associated with some of these matters.  The amounts accrued were not material to the Company’s consolidated financial statements in any of the periods presented.

A Company subsidiary, Lowe’s HIW, Inc., is a defendant in a lawsuit, Cynthia Parris, et al. v. Lowe’s HIW, Inc., alleging failure to pay overtime wages pursuant to the requirements of the California Labor Code. This case is similar to litigation filed against other employers in California. This case was filed on October 29, 2001 in Los Angeles Superior Court on behalf of a class of all non-exempt hourly employees who, since October 11, 1997, have been employed or are currently employed in California by Lowe’s HIW, Inc.  As a result of a recent California appellate court decision, the case is now proceeding in the trial court as a class action seeking monetary and other relief. Lowe’s HIW, Inc. believes that its compensation practices comply with California law and is vigorously defending this lawsuit.  Because this lawsuit is in the very early stages of class action proceedings, the Company cannot reasonably estimate the range of loss that may arise from this claim.

Note 9: Shareholders’ Equity– As of February 2, 2007, the total remaining authorization under the share repurchase program was $1.5 billion.  On May 25, 2007, the Company’s Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the share repurchase program through fiscal 2009.  The Company repurchased 62.3 million and 56.8 million common shares under the share repurchase program during the first nine months of fiscal 2007 and 2006, respectively.  The total cost of the share repurchases was $2.0 billion and $1.7 billion for the first nine months of fiscal 2007 and 2006, respectively.  Of this total cost, $1.7 billion and $160 million were recorded as reductions in retained earnings, after capital in excess of par value was depleted, for the first nine months of fiscal 2007 and 2006, respectively.  As of November 2, 2007, the Company had remaining authorization under the share repurchase program of $2.5 billion.

During the first nine months of fiscal 2007, holders of $18 million principal amount, $13 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into approximately 591,000 shares of the Company’s common stock at the rate of 32.896 shares per note.  During the first nine months of fiscal 2006, holders of $107 million principal amount, $74 million carrying amount, of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into 3.5 million shares of the Company’s common stock at the rate of 32.896 shares per note.

During the first nine months of fiscal 2007 and 2006, holders of an insignificant number of the Company’s senior convertible notes issued in October 2001 exercised their right to convert the notes into shares of the Company’s common stock at the rate of 34.424 shares per note.

Note 10: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  For the three months ended November 2, 2007, comprehensive income totaled $655 million compared to net earnings of $643 million.  For the three months ended November 3, 2006, comprehensive income totaled $718 million compared to net earnings of $716 million.  For the nine months ended November 2, 2007, both comprehensive income and net earnings totaled $2.4 billion.  For the nine months ended November 3, 2006, both comprehensive income and net earnings totaled $2.5 billion.

Note 11: Accounting for Share-Based Payment – During the three months ended November 2, 2007, the Company granted under its 2006 Long-Term Incentive Plan an insignificant number of share-based payment awards.  During the nine months ended November 2, 2007, the Company granted under its 2006 Long-Term Incentive Plan 1.8 million stock options at an exercise price equal to the closing market price of a share of the Company’s common stock on the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $8.18.  The Company also granted 1.8 million restricted stock awards and 0.6 million performance-based restricted stock awards with a weighted-average grant date fair value per share of $31.88 and $32.18, respectively.  See Note 9 to the consolidated financial statements in the Annual Report for additional information regarding general terms and methods of valuation for stock options and restricted stock awards.

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

Total unrecognized share-based payment expense for all share-based payment plans was $121 million at November 2, 2007, of which $19 million is expected to be recognized in the remainder of 2007, $57 million in 2008, $35 million in 2009 and $10 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.1 years.

Note 12: Accounting for Uncertainty in Income Taxes - The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, effective February 3, 2007.  As a result of the implementation, the Company recognized an $8 million net increase to the reserve for uncertain tax positions.  This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings in the consolidated balance sheet (unaudited).  Including the cumulative effect adjustment, the Company had approximately $214 million of total unrecognized tax benefits (including penalties and interest) as of February 3, 2007.  Of this total, $56 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods.  The remaining $158 million represents the amount of unrecognized tax benefits for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility would not impact the effective tax rate.  The Company does not expect any changes in unrecognized tax benefits over the next twelve months to have a significant impact on the results of operations or the financial position of the Company.

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

Note 13: Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of share-based awards and convertible notes as of the balance sheet date.  The following table reconciles earnings per share for the three and nine months ended November 2, 2007 and November 3, 2006.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 2, 2007	November 3, 2006	November 2, 2007	November 3, 2006
Basic earnings per share:
Net earnings	$643	$716	$2,401	$2,492
Weighted-average shares outstanding	1,470	1,522	1,490	1,540
Basic earnings per share	$0.44	$0.47	$1.61	$1.62
Diluted earnings per share:
Net earnings	$643	$716	$2,401	$2,492
Net earnings adjustment for interest on convertible notes, net of tax	-	1	2	3
Net earnings, as adjusted	$643	$717	$2,403	$2,495
Weighted-average shares outstanding	1,470	1,522	1,490	1,540
Dilutive effect of share-based awards	7	8	8	8
Dilutive effect of convertible notes	20	21	21	23
Weighted-average shares, as adjusted	1,497	1,551	1,519	1,571
Diluted earnings per share	$0.43	$0.46	$1.58	$1.59

Stock options to purchase 7.9 million and 11.3 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the three months ended November 2, 2007 and November 3, 2006, respectively.  Stock options to purchase 7.9 million and 10.7 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the nine months ended November 2, 2007 and November 3, 2006, respectively.

Note 14: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	November 2, 2007	November 3, 2006	November 2, 2007	November 3, 2006
Long-term debt	$65	$45	$174	$129
Capitalized leases	8	8	24	25
Interest income	(10)	(9)	(34)	(36)
Interest capitalized	(22)	(10)	(30)	(23)
Other	9	11	14	15
Interest - net	$50	$45	$148	$110

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	November 2, 2007	November 3, 2006
Cash paid for interest, net of amount capitalized	$199	$155
Cash paid for income taxes	$1,336	$1,617
Non-cash investing and financing activities:
Non-cash fixed asset acquisitions	$125	$198
Conversions of long-term debt to equity	$13	$75

Note 15: Recent Accounting Pronouncements – In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.”  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.   SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are required to be disclosed by level within that hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides entities with an option to measure many financial instruments and certain other items at fair value, including available-for-sale securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under SFAS No. 159, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting period.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 2, 2007 and November 3, 2006, and the related consolidated statements of current and retained earnings for the fiscal three and nine-month periods then ended, and of cash flows for the fiscal nine-month periods ended November 2, 2007 and November 3, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 2, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of February 2, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
December 11, 2007

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine month periods ended November 2, 2007 and November 3, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 2, 2007	November 3, 2006	2007 vs. 2006	2007 vs. 2006
Net sales	100.00%	100.00%	N/A	3.2%
Gross margin	34.27	34.47	(20)	2.6
Expenses:
Selling, general and administrative	21.63	20.70	93	7.8
Store opening costs	0.36	0.39	(3)	(6.4)
Depreciation	2.94	2.65	29	14.4
Interest - net	0.43	0.40	3	12.5
Total expenses	25.36	24.14	122	8.4
Pre-tax earnings	8.91	10.33	(142)	(11.1)
Income tax provision	3.35	3.94	(59)	(12.4)
Net earnings	5.56%	6.39%	(83)	(10.3)%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 2, 2007	November 3, 2006	2007 vs. 2006	2007 vs. 2006
Net sales	100.00%	100.00%	N/A	3.8%
Gross margin	34.58	34.26	32	4.8
Expenses:
Selling, general and administrative	21.17	20.27	90	8.4
Store opening costs	0.21	0.27	(6)	(18.1)
Depreciation	2.63	2.34	29	16.6
Interest - net	0.39	0.30	9	33.7
Total expenses	24.40	23.18	122	9.3
Pre-tax earnings	10.18	11.08	(90)	(4.7)
Income tax provision	3.85	4.26	(41)	(6.2)
Net earnings	6.33%	6.82%	(49)	(3.7)%

	Three Months Ended		Nine Months Ended
Other metrics:	November 2, 2007	November 3, 2006	November 2, 2007	November 3, 2006
Comparable store sales changes (1)	(4.3)%	(4.0)%	(4.3)%	1.7%
Customer transactions (in millions)	173	165	558	524
Average ticket (2)	$66.95	$67.97	$67.92	$69.68
At end of period:
Number of stores	1,464	1,330
Sales floor square feet (in millions)	166	151
Average store size square feet (in thousands) (3)	113	114

(1)We define a comparable store as a store that has been open longer than 13 months.  A store that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated store must then remain open longer than 13 months to be considered comparable.
(2) We define average ticket as net sales divided by number of customer transactions.
(3) We define average store size square feet as sales floor square feet divided by the number of stores open at the end of the period.

The sales environment remained challenging in the third quarter of fiscal 2007, and we expect the external pressures facing our industry to continue into 2008. In today’s sales environment, we are focused on managing expenses, as well as evaluating ways to better leverage technology, our infrastructure and our people to efficiently drive sales and deliver great customer experiences.  We are committed to disciplined inventory management, particularly for seasonal products, to ensure we minimize mark-downs while maximizing sales.  Additionally, we are focused on the opportunities we see in the current environment to gain profitable market share.

We remain committed to providing excellent customer service in all sales environments, as well as identifying ways to increase store productivity. We know that maintaining the appropriate staffing complement in our stores is one of the keys to our continued success.  During past periods of robust growth we staffed ahead of our sales by adding hours as sales trends approached the threshold that would trigger changes to the staffing complement, anticipating continued growth and ensuring that we stayed ahead of customer demand.  We will not sacrifice service, and we will continue to align staffing levels with current sales trends.  However, in this challenging sales environment, we are waiting to increase our base staffing hours until the sales threshold has been achieved.  Our flexible staffing model enables us to react quickly to changing sales environments.  Therefore, when sales improve we can efficiently add hours to support growth.  With this approach, we remain confident that we will continue to provide the level of service customers have come to expect from Lowe’s, while driving efficiencies.

We are always looking for opportunities to leverage our logistics and distribution network.  Approximately 75% of our goods are now running through our distribution network, and we continue to work with our vendor partners to drive efficiencies by streamlining and automating the receiving processes at our stores.  Moving more products through our network allows more efficient receiving at our stores, which in turn provides us with more time to assist customers in the aisles.  Additionally, because current sales levels are not what we expected, we have postponed the opening of our fourteenth regional distribution center (RDC) by six to nine months.  The expense savings from postponing the opening of the RDC outweigh the costs associated with slightly longer hauls to our stores.  We are confident that our current network has the capacity to ensure our stores remain in-stock and customer demand is met.

While we continue to identify ways to simplify the shopping experience and make our stores more operationally efficient, we are also looking for opportunities to gain profitable market share.  We are evaluating the frequency and scope of our reset and remerchandising program.  We are also looking for opportunities to gain additional advertising efficiencies, including better aligning our 18-month promotional calendar.  Our market analysis provides insight into the impact of housing on our performance by region and enables us to better target promotions that connect with customers in local markets.

Net Sales – The increase in sales for both the quarter and nine months ended November 2, 2007 was driven by our store expansion program, which added 134 new stores during the last four quarters.  However, a challenging sales environment led to a decline in comparable store sales of 4.3% for both the quarter and the first nine months of 2007.  Total customer transactions increased 4.7% compared to the third quarter of 2006, while average ticket decreased 1.5% to $66.95.  Comparable store customer transactions decreased 2.3% compared to the third quarter of 2006 and comparable store average ticket decreased 2.2%.

We experienced comparable store sales increases in two of our 20 product categories in the third quarter of 2007.  The categories that performed above our average comparable store sales change for the third quarter included rough plumbing, hardware, paint, lighting, lawn & landscape products, appliances and home environment.  In addition, fashion plumbing and cabinets/countertops performed at approximately the overall corporate average comparable store sales change.  Despite the external pressures that affected the home improvement market, we continued to gain unit market share in 17 of our 20 product categories during the third calendar quarter versus the same period last year and gained 100 basis points in total store unit market share, according to independent third-party measures.

Housing related pressures on the consumer had the largest impact on sales for the third quarter.  The deterioration in housing related metrics, combined with disruption in the credit markets, and the tightening of lending standards and credit availability impacted our performance.  We are still experiencing regionally disparate performance, with our stores in California, Florida and the along the Gulf Coast experiencing double-digit negative comparable store sales.  However, the change in sales trends we experienced in the quarter was broad based with many factors driving the decline in comparable store sales.

In addition to continued macroeconomic pressures, our sales were impacted by the drought experienced in several regions of the country, as well as warmer than normal temperatures throughout much of the quarter.  As a result, our Nursery category experienced the largest decline versus year-to-date trends of any category.  We also saw a significant decline in the performance of outdoor products in drought affected regions versus their second quarter trends.

As we have seen for the past few quarters, consumers remain hesitant to take on larger discretionary projects, including many projects offered through our Installed Sales and Special Order Sales programs.  As a result, our sales in those areas fell short of our average comparable store sales change.  Our Commercial Business Customer sales continued to perform well above the company average comparable store sales change.  Our focus on maintenance and repair customers, who shop our entire store and are less dependent on the housing cycle, has helped ensure solid Commercial Business Customer sales and margin performance in 2007.

Gross Margin – Gross margin as a percentage of sales decreased 20 basis points from the third quarter of 2006. The decrease was primarily attributable to the timing of markdowns on seasonal inventory.  Gross margin in the third quarter of 2006 benefited from an earlier markdown and sell through of seasonal products, which negatively impacted margin in the second quarter of 2006 but positively impacted margin in the third quarter of 2006.  In 2007, the markdown process occurred in a more normalized fashion, with most seasonal markdowns occurring in the third quarter, which negatively impacted gross margin in the third quarter relative to the prior year.  This de-leverage was partially offset by a positive impact of approximately 10 basis points from the mix of products sold and a positive impact of approximately 15 basis points from lower inventory shrink.

The increase in gross margin as a percentage of sales for the first nine months of 2007 compared to 2006 was attributable to the mix of products sold and a positive impact associated with a greater proportion of imported goods.

SG&A – SG&A de-leveraged 93 basis points in the third quarter of 2007 versus the prior year, driven by de-leverage of 64 basis points in store payroll as a result of the weak sales environment.  Additionally, bonus and retirement plan expenses de-leveraged 47 basis points compared to the third quarter of 2006, due to accrual reversals in last year’s third quarter as a result of declining performance.  In addition, rent, property taxes, utilities and other fixed expenses de-leveraged due to the comparable store sales decline.  This de-leverage was offset by a $112 million reduction in casualty self-insurance expenses in the third quarter of 2007.  Similarly, we had a favorable adjustment to our self-insurance reserves of $77 million in the third quarter of 2006.  The net impact of these adjustments resulted in leverage of 32 basis points in casualty self-insurance expenses in the third quarter of 2007 compared to 2006. Our efforts over the past several years to maintain a safe shopping and working environment have resulted in a reduction in both claim incidence and severity.  These efforts as well as state regulatory changes contributed to actuarial projections of lower costs to settle claims filed and claims incurred but not reported, which led to a reduction of our actuarially determined self-insurance liability.

The increase in SG&A as a percentage of sales for the first nine months was similarly driven by de-leverage in store payroll and fixed expenses, such as rent, property taxes and utilities, as a result of softer sales.  This was partially offset by leverage in advertising, store services and casualty self-insurance expenses.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $41 million and $44 million in the third quarters of 2007 and 2006, respectively.  Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings.  We opened 40 new stores in the third quarter of 2007, compared to the opening of 49 new stores in the third quarter of 2006.  Store opening costs for stores opened during both the third quarter of 2007 and 2006 averaged approximately $0.8 million per store.

Store opening costs of $79 million and $97 million for the first nine months of 2007 and 2006, respectively, were associated with the opening of 81 stores in 2007 (79 new and 2 relocated), compared to 97 stores in 2006 (96 new and 1 relocated).  Store opening costs for stores opened during the first nine months of 2007 averaged approximately $0.7 million per store compared to approximately $0.9 million for stores opened in the first nine months of 2006.  The decrease in average opening costs per store was driven by higher average payroll costs in the first nine months of 2006 resulting from stores opening in higher cost markets.

Depreciation - The de-leverage in depreciation for the three and nine month periods ended November 2, 2007, was driven by the opening of 134 new stores over the past four quarters and negative comparable store sales.  Property, less accumulated depreciation, totaled $20.8 billion at November 2, 2007, an increase of 14.1% from $18.2 billion at November 3, 2006.  At November 2, 2007, we owned 86% of our stores, compared to 84% at November 3, 2006, which includes stores on leased land.

Interest– The de-leverage in interest expense for the three and nine month periods ended November 2, 2007, was primarily due to additional expense as a result of the October 2006 $1 billion debt issuance and the September 2007 $1.3 billion debt issuance.

Income Tax Provision - Our effective income tax rate was 37.6% and 37.8% for the three and nine month periods ended November 2, 2007, respectively, and 38.2% and 38.4% for the three and nine month periods ended November 3, 2006, respectively.  Our effective income tax rate was 37.9% for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operating activities and our $1.75 billion senior credit facility that expires in July 2012.  Net cash provided by operating activities totaled $3.8 billion and $3.6 billion for the nine month periods ended November 2, 2007 and November 3, 2006.  The change in cash flows from operating activities was primarily the result of the timing of cash payments and an improvement in payment terms related to merchandise purchases.

The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution center and information technology infrastructure. Cash acquisitions of fixed assets were $2.9 billion and $2.7 billion for the nine month periods ended November 2, 2007 and November 3, 2006, respectively. At November 2, 2007, we operated 1,464 stores in 49 states with 166 million square feet of retail selling space, representing a 10% increase over the retail selling space at November 3, 2006.

Net cash used in financing activities was $964 million and $865 million for the nine month periods ended November 2, 2007 and November 3, 2006, respectively.  The change in cash flows from financing activities was primarily the result of increased share repurchases compared to the first nine months of 2006 and an increase in the amount of dividends paid per share from $0.13 in the first nine months of fiscal 2006 to $0.21 in the first nine months of fiscal 2007.  This was partially offset by the September 2007 $1.3 billion debt offering.  The ratio of debt to equity plus debt was 26.0%, 22.7% and 22.0% as of November 2, 2007, November 3, 2006 and February 2, 2007, respectively.

Our initial 2007 capital forecast was $4.6 billion, inclusive of approximately $300 million of lease commitments, resulting in a planned net cash outflow of $4.3 billion in 2007.  As of the end of the third quarter of 2007, we expect that net cash outflows will be $4.1 billion, versus the forecasted amount of $4.3 billion.  Approximately 80% of this expected commitment is for store expansion and new distribution centers.  Expansion plans for 2007 consist of approximately 153 stores, including four relocations of older stores, increasing our total sales floor square footage by approximately 11% for the year.  Approximately 99% of the 2007 projects will be owned, which includes approximately 30% that will be ground-leased properties.

As of November 2, 2007, we owned and operated 13 RDCs.  We opened a new RDC in Rockford, Illinois in the first quarter of 2007 and a new RDC in Lebanon, Oregon in the second quarter of 2007.  We delayed the opening of our next RDC to the latter half of 2008.  As of November 2, 2007, we also operated 14 flatbed distribution centers (FDCs) for the handling of lumber, building materials and other long-length items.  We owned 12 and leased two of these FDCs.  We opened a new FDC in Port of Stockton, California in the first quarter of 2007.  We expect to open an additional FDC in fiscal 2008.

On June 15, 2007, we entered into an Amended and Restated Credit Agreement (Amended Facility) to modify the senior credit facility dated July 30, 2004, which provided for borrowings of up to $1 billion through July 2009.  The Amended Facility extends the maturity date to June 2012 and provides for borrowings of up to $1.75 billion.  The Amended Facility supports our commercial paper and revolving credit programs.  Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the Amended Facility. The Amended Facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the Amended Facility. We were in compliance with those covenants at November 2, 2007.  Seventeen banking institutions are participating in the Amended Facility.  As of November 2, 2007, there were no outstanding borrowings under the Amended Facility or under the commercial paper program.

On October 3, 2007, we established a Canadian dollar (C$) denominated credit facility in the amount of C$50 million, which provides support for our Canadian operations.  This uncommitted facility provides us the ability to make unsecured borrowings, which are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of November 2, 2007, there was C$15 million or the equivalent of $16 million outstanding under the credit facility.  The interest rate on the short-term borrowing was 4.8%.

From their issuance through the end of the third quarter of 2007, principal amounts of $985 million, or approximately 98%, of our February 2001 convertible notes had converted from debt to equity.  Of this total, principal amounts of $12 million were converted in the third quarter of 2007.  An insignificant amount was converted in the third quarter of 2006.  Principal amounts of $18 million and $107 million were converted in the nine month periods ending November 2, 2007 and November 3, 2006, respectively.

Holders of the senior convertible notes, issued in October 2001, may convert their notes into 34.424 shares of the company’s common stock only if: the closing share price of the company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred.  There is no indication that we will not be able to maintain the minimum investment grade rating. From their issuance through the end of the third quarter of 2007, an insignificant amount of the senior convertible notes had converted from debt to equity.  During the fourth quarter of 2006 and first and second quarters of 2007, our closing share prices reached the specified threshold such that the senior convertible notes became convertible at the option of each holder into shares of common stock in the first, second and third quarters of 2007.  The senior convertible notes will not become convertible in the fourth quarter of 2007 because our closing share prices did not reach the specified threshold.  Cash interest payments on the senior convertible notes ceased in October 2006.  We may redeem for cash all or a portion of the notes at any time, at a price equal to the sum of the issue price plus accrued original issue discount on the redemption date.

Our debt ratings at November 2, 2007, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial paper	A1	P1	F1+
Senior debt	A+	A1	A+
Outlook	Stable	Stable	Stable

We believe that net cash provided by operating activities and financing activities will be adequate for our expansion plans and other operating requirements over the next 12 months. However, the availability of funds at favorable rates through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade, a deterioration of certain financial ratios, or continuing unfavorable credit market conditions. There are no provisions in any agreement that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.

During the first nine months of 2007, we repurchased 62.3 million shares under the share repurchase program at a total cost of $2.0 billion.  On May 25, 2007, the Board of Directors authorized up to an additional $3.0 billion in share repurchases and extended the period of the share repurchase program through fiscal 2009.  As of November 2, 2007, we had remaining authorization of $2.5 billion.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, effective February 3, 2007.  As of the date of adoption, our reserve for uncertain tax positions (including penalties and interest) was approximately $214 million.  In the nine months ended November 2, 2007, the reserve for uncertain tax positions decreased $52 million (including penalties and interest), offset by an adjustment to deferred taxes of $62 million.  At November 2, 2007, approximately $3 million of the reserve for uncertain tax positions (including penalties and interest) was classified as a current liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Though considered to be in the ordinary course of business, in September 2007 we issued $1.3 billion in senior notes, which are included in the table below and further described in Note 6 to the consolidated financial statements (unaudited) herein.

	Payments Due by Period
Contractual Obligations		Less than	1-3	4-5	After 5
(In millions)	Total	1 year	years	years	years
Long-term debt (principal and interest amounts, excluding discount)	$10,185	$307	$1,090	$1,058	$7,730

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2006.  Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

COMPANY OUTLOOK

Fourth Quarter

As of November 19, 2007, the date of our third quarter 2007 earnings release, we expected to open approximately 72 stores during the fourth quarter of fiscal 2007, which ends on February 1, 2008, reflecting square footage growth of approximately 11%. Total sales were expected to increase approximately 3%.  Comparable store sales were expected to decline 3% to 5%.  We expected diluted earnings per share of $0.25 to $0.29.  All comparisons are with the fourth quarter of fiscal 2006.

Fiscal 2007

As of November 19, 2007, the date of our third quarter 2007 earnings release, we expected to open approximately 153 stores during fiscal 2007, which ends on February 1, 2008, reflecting total square footage growth of approximately 11%. Total sales were expected to increase 3% to 4% for the year.  Comparable store sales were expected to decline approximately 4%.  We expected diluted earnings per share of $1.83 to $1.87.  All comparisons are with fiscal 2006.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2007.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 2, 2007, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended November 2, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 4, 2007 – August 31, 2007	6.7	$29.90	6.7	$2,839
September 1, 2007 – October 5, 2007	9.9	30.26	9.9	2,539
October 6, 2007 – November 2, 2007	-	-	-	2,539

As of November 2, 2007	16.6	$30.12	16.6	$2,539

(1)
During the third quarter of fiscal 2007, the Company repurchased an aggregate of 16,602,566 shares of its common stock pursuant to the share repurchase program (the Program).  The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)
On May 25, 2007, the Company’s Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the Program through fiscal 2009.  The Company will continue implementing the Program through purchases made from time to time either in the open market or through private transactions, in accordance with SEC regulations.

Item 6. - Exhibits

Exhibit 10.1 - Amendment Number One to the Lowe’s Companies Cash Deferral Plan

Exhibit 10.2 - Lowe’s Companies Benefit Restoration Plan Amended and Restated as of January 1, 2008

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

LOWE'S COMPANIES, INC.

December 11, 2007 Date	/s/Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment Number One to the Lowe’s Companies Cash Deferral Plan

10.2	Lowe’s Companies Benefit Restoration Plan Amended and Restated as of January 1, 2008

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002