Form 10-K
period 2008-02-01
LOWES COMPANIES INC
filed 2008-04-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2008
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

As of August 3, 2007, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31.9 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 28, 2008
Common Stock, $.50 par value	1,461,815,744

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Lowe’s 2007 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for Lowe’s 2008 Annual Meeting of Shareholders	Part III

 LOWE’S COMPANIES, INC.
- INDEX -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company) is a Fortune 50 company and the world’s second largest home improvement retailer, with specific emphasis on retail do-it-yourself (DIY) customers, do-it-for-me (DIFM) customers who utilize our installation services, and Commercial Business Customers.  We offer a complete line of products and services for home decorating, maintenance, repair, remodeling, and property maintenance.  As of February 1, 2008, we operated 1,534 stores in 50 states and Canada, with 174 million square feet of retail selling space.

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

To meet customers’ varying needs, we combine merchandise sales and service in categories that are relevant to them.  We offer a full array of home improvement products in the following categories: appliances, lumber, flooring, paint, millwork, fashion plumbing, building materials, lighting, tools, lawn & landscape products, hardware, seasonal living, cabinets & countertops, home style & organization, rough plumbing, outdoor power equipment, nursery, rough electrical and home environment.

Our Market

Based on the most recent comprehensive data available, which is from 2006, we estimate the size of the U.S. home improvement market to be approximately $755 billion annually, comprised of $585 billion of product demand and $170 billion of installed labor opportunity.  Data from a variety of primary and secondary sources, including trade associations, government publications, industry participants and other sources was analyzed as the basis for our estimate.  This data captures a wide range of categories relevant to our business, including major appliances and garden supplies.

As we continue to monitor economic data and the home improvement marketplace, there are many variables that impact consumer demand for the products and services we offer.  Key indicators we monitor include housing turnover, home ownership levels, real disposable personal income and employment.  We also monitor demographic and societal trends that are indicators of home improvement industry growth.  Currently, all of these indicators suggest continued weakness in consumer demand.

▪	Housing turnover, which peaked in calendar year 2005, continues to slow according to The National Association of Realtors®. Recent data suggests that 2008 will remain challenging for housing turnover.

▪
According to the U.S. Census Bureau, while U.S. home ownership levels have declined somewhat from near-record levels over the past year, they remain above their historical average.  Home ownership provides an established customer base for home maintenance and repair projects.   The vast majority of our customers are homeowners and they are not willing to let what is often their most valuable financial asset deteriorate.

▪
Although real disposable personal income continues to grow, it is projected to grow at a slower pace this year than last.  Real disposable personal income growth is forecasted to be 2.1% for calendar 2008 compared with 3.1% for calendar 2007, as supported by data from the March 2008 Blue Chip Economic Indicators™.

▪
Employment is an indicator of home improvement sales.  The forecasted average unemployment rate of 5.3% for 2008 from the March 2008 Blue Chip Economic Indicators™ is higher than the 4.6% average seen in both 2006 and 2007 and suggests that Americans will face relatively less favorable employment prospects this year.

The home improvement retailing business includes many competitors.  We compete with a number of traditional hardware, plumbing, electrical and home supply retailers, as well as other chains of warehouse home improvement stores and lumberyards in most of our trade areas.  In addition, we compete, with respect to some of our products, with general merchandise stores, mail order firms, warehouse clubs and online retailers.  The principal competitive factors are customer service, location, price, product and brand selection, and name recognition.

Our Stores

New Store Expansion
Our expansion strategy led to the opening of 153 stores in fiscal 2007 (149 new and four relocated) that included two primary prototypes: a 117,000-square-foot (117K) store for large markets and a 94,000-square-foot (94K) store to serve smaller markets.  As we continue our expansion and strive to maximize our return on investment, we consider market demographics and land availability, among other factors, to determine the appropriate prototype for a particular market.  In fiscal 2008, our growth will be comprised of 94K, 103,000-square-foot and 117K stores to meet the specific needs of each market.

	2007	2006	2005
Number of stores, beginning of fiscal year	1,385	1,234	1,087
New stores opened	149	151	147
Relocated stores opened	4	4	3
Stores relocated	(4)	(4)	(3)
Number of stores, end of fiscal year	1,534	1,385	1,234

International Expansion
In June 2005, we announced expansion plans into Canada.  Based on information obtained through a thorough market assessment, we are adapting our U.S. business model to best meet the unique needs and attributes of the Canadian market.  We opened six stores in Canada in fiscal 2007, which are our first stores outside the U.S., and will continue our Canadian expansion in 2008.

In January 2007, we announced expansion plans into Mexico.  We expect to open our first stores in Monterrey in fiscal 2009.

Investments in Existing Stores
During fiscal 2007, we continued our long history of investing in our existing stores to enhance the shopping experience for our retail and Commercial Business Customers.  This included relamping our stores at regular intervals to ensure they remained bright, adding new displays, improving point-of-sale and directional signage, adding more product selection, repainting our building exteriors, and re-striping our parking lots.  We categorize our merchandising-related investments in our stores as resets or remerchandising.

Resets
Resets are necessary to drive comparable store sales and keep our stores fresh with new and innovative products.  These resets involve the replacement of a particular product or vendor, and generally do not require major changes in the store.  We conducted hundreds of resets in fiscal 2007.

Remerchandising
In fiscal 2007, we completed the remerchandising of 116 of our earlier format stores to make them more closely resemble our most current store prototypes.  These remerchandising efforts focused on moving entire departments, improving adjacencies and enhancing the shopability within the appliances, cabinets & countertops, flooring, fashion plumbing, paint, lighting, home style & organization, lumber and building materials departments.  In addition, we replaced or refurbished all of our selling centers, including the returns and customer service areas of these stores.  All new interior graphics, signage, and way-finding materials were also added to increase shopability and brighten the atmosphere.  Finally, self check-out was installed in all 116 of our remerchandised stores.  We continuously make these investments to maintain our best-in-class stores.  These enhancements enable our stores to continue to offer customers the shopping experience and environment they deserve, and also deliver stronger sales.

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

Installed Sales
We offer installation services in over 40 categories with flooring, millwork and cabinets & countertops generating the highest sales.  Our Installed Sales model, which includes the separation of selling and administrative tasks, allows our sales associates to shift their focus to project selling, while project managers ensure that the details related to an installation job are efficiently executed.  Installed Sales, which includes both product and labor, has proven to be a successful service initiative accounting for approximately 6% of total sales in fiscal 2007.  We also continue to refine our offerings, including an ongoing test of an in-home selling model for certain Installed Sales categories.

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

Special Order kiosks, whether electronic or literature-based, are available in various departments throughout the store for facilitating special orders in addition to what is made available on Lowes.com.  These kiosks facilitate the ability of customers to view product pictures, and special order hundreds of thousands of products.

Our Special Order Express initiative is intended to allow for faster and more efficient delivery of Special Order products to customers, while at the same time manage our inventory investment.  Under this approach, certain items that do not have enough individual store demand to be economically stocked in all stores, but have sizeable demand across a group of stores, will be kept on hand in our distribution centers.  This allows for fast shipment to our stores, or in some cases, direct shipment to a customer’s home.  Our Special Order Express initiative allows us to balance quickly satisfying customers’ needs with a desire to minimize our inventory investment.  We will continue to refine and enhance this initiative in fiscal 2008.

Commercial Business Customers
Growth in total sales to Commercial Business Customers outpaced the Company average in fiscal 2007.  Our focus is to continue offering exceptional service to repair/remodel, residential property management, and business maintenance customers.  Because we understand that time is money for these businesses, we continue to focus on ways to tailor our product and service offerings for these customers to quickly find what they need, when they need it.

In order to enable Commercial Business Customers to quickly access the products they need, our stores are merchandised with high-volume, take-with product appropriate for the season.  We continue to evaluate and expand our contractor packs, which are economical quantities of the items Commercial Business Customers use most.  In addition, Commercial Business Customers can phone or fax their orders in advance or order online for pickup the same day or the next day, depending on the time of day the order is placed. For added convenience, we deliver to job sites seven days a week in most areas. We want to be a valued business partner to Commercial Business Customers, so we ensure our LowesForPros.com site features up-to-date articles, job estimators and business forms, e-newsletters, statistics and other vital information that Commercial Business Customers can use for their business.

e-Commerce
Our multi-channel capabilities enable customers to buy at the store or online.  Lowes.com is an information destination for customers around the world and allows customers to buy online and ship anywhere in the U.S.  Our site facilitates customers researching, comparing and buying Lowe’s products and services whenever and from wherever they desire.  We offer how-to and buying guides online to help customers make smarter, more informed buying decisions and to empower them in their home improvement projects.  We also offer customers the ability to check product availability at their local store and our direct-ship facilities, and offer store pick-up and hassle-free returns regardless of where the product was purchased.  As more and more people are using the internet to research the products they want, we continue to add content to our site and enhance our merchandise selection to meet their needs.

Credit Financing
We offer a proprietary credit card for retail customers.  In addition, we offer a Lowe’s Project Card in all stores.  Lowe’s Project Card provides a major project, in-store financing solution to complement our Lowe’s Customer Revolving Credit Card.

We also offer proprietary credit programs for Commercial Business Customers.  They include a Lowe’s Business Account, which is ideal for small- to medium-size businesses and offers minimum monthly payments, and Lowe’s Accounts Receivable, which is ideal for medium- to large-size businesses that pay in full each month.

See Item 8, “Financial Statements and Supplementary Data,” for a description of our credit programs.

In addition, we accept Visa®, MasterCard®, Discover® and American Express® credit cards, as well as debit cards from all major networks.

Our Products

Product Sourcing
We source our products from approximately 7,000 merchandise vendors worldwide, with no single vendor accounting for more than six percent of total purchases.  Management believes that alternative and competitive suppliers are available for virtually all our products.  Whenever possible, we purchase directly from manufacturers to provide savings for our customers and gross margin improvement for Lowe’s.

In addition to offering a wide selection of national brand name merchandise, we are committed to building long-term value for Lowe’s through the development of exclusive, proprietary brands where we focus on delivering the best quality, the best value and recognizably differentiated products to meet our customers’ needs and wants.

National Brand Name Merchandise
In many product categories, customers look for a brand they know and trust to instill confidence in their purchase.  A typical Lowe's home improvement store stocks approximately 40,000 items, with hundreds of thousands of items available through our Special Order Sales system.  Each store carries a wide selection of national brand name merchandise such as KitchenAid®, Samsung, Whirlpool®, Pella®, Werner®, Kohler®, DeWalt®, John Deere, Troy-Bilt®, Jenn-Air®, Bosch®, Valspar®, Owens Corning® and many more.  Our merchandise selection provides the DIY, DIFM and Commercial Business Customer a one-stop shop for products needed to complete home improvement, repair, maintenance or construction projects.  See page 42 of Lowe’s 2007 Annual Report to Shareholders for the table summarizing sales by product category for each of the last three fiscal years.

Proprietary Brands
To further differentiate our offering, we carry many brands that are exclusive to Lowe’s.  These unique brands cover several categories like lighting, flooring, home style & organization, tools and more, and give our customers great quality and value. Exclusive brand names such as Premier Living™, Kobalt®, Portfolio®, Harbor Breeze®, Reliabilt®, Perfect Flame™, Top-Choice® Lumber and Utilitech™ are found only at Lowe’s.

Distribution Network
To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 13 highly-automated regional distribution centers (RDCs).  The RDCs are strategically located in North Carolina (2), Georgia, Indiana, Pennsylvania, Texas, California, Ohio, Florida, Connecticut, Wyoming, Illinois and Oregon.  On average, each RDC serves 118 stores.  We expect to open an additional RDC in Pittston, Pennsylvania in fiscal 2008.  We also lease a third-party distribution facility to serve our Canadian stores.

We operate 14 flatbed distribution centers (FDCs) to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, irrigation pipe, vinyl sidings, ladders and building materials.  We own 12 and lease two of these FDCs.  We expect to open an additional FDC in Purvis, Mississippi in fiscal 2008.

We also operate four facilities to support our import business, Special Order Sales and internet fulfillment.  We own two and lease two of these facilities.  In addition, we utilize three third-party transload facilities.  These facilities do not hold inventory, but are the first point of receipt for imported products.  The transload facilities sort and allocate products to RDCs based on individual store demand and forecasts.

On average in fiscal 2007, over 72% of the stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to stores from our vendors.

Building Our Brand

Customers want Lowe’s to serve as a resource for products and projects to help them maintain and enhance their homes and communities.  Our Marketing and Advertising programs, communicated via television, radio, newspaper, magazine, direct mail, sponsorships, internet and in-store programs, all play a critical role in cultivating this emotional and rational connection with the consumer. Through an extensive understanding of our customers and their needs and expectations, we deliver a message that will develop loyal customer relationships and differentiate Lowe’s from other home improvement sources.

Media Investment
A combination of national broadcast and cable television, supplemented by an array of national magazines and internet banner advertising, provides the platform for building brand awareness. We complement the national media investment in key markets by local television and radio schedules. Newspaper circulars and ROP (Run of Press) serve as the primary communication vehicle for retail messaging, and regularly feature Lowe’s breadth of product selection, customer services and Everyday Low Price positioning. Major promotional events receive network radio support with a local radio overlay in key markets.  We promote internet access to Lowe’s retail advertising through the use of online banner advertising. The Lowe’s brand has also been successfully integrated into television programming, including the Oprah Winfrey show, Rate My Space on HGTV and Indoors Out on the DIY network.

Direct to Consumer Marketing
We continue to refine programs to respond to the changing needs and lifestyles of consumers.  Through innovative database technology, we create direct mail campaigns based on precise criteria such as purchase activity, affinity group subscription(s), household demographics, regional weather patterns and even consumers who are preparing to move, are in the process of moving or have recently moved into a new home (“New Movers”).  Despite the housing slow-down, New Movers continue to spend considerably more on their previous and new homes than the average homeowner.  This behavior has helped guide the decision to further invest in this particular consumer base over the course of the next several years. As a result, Lowe’s has finalized a two-year agreement with the United States Postal Service’s change of address program and will add this to its multi-dimensional portfolio of direct mail tactics that speak to the highly engaged New Movers. Additionally, opt-in e-mail programs line up with Lowe’s affinity and education programs:  Lowe’s Creative Ideas for Home and Garden ®, Lowe’s Creative Ideas for Outdoor Living ™ and Lowe’s Creative Ideas for Woodworkers ™.  Membership in the Team Lowe’s Racing Fan Club and participation in the Build-n-Grow children’s clinics creates another level of engagement with our consumers both inside Lowe’s stores and beyond our walls.   Each of these varying acquisition and retention programs creates loyal Lowe’s customers.

Multicultural Marketing
Lowe’s reaches its diverse communities and customer base in various manners, including multicultural marketing and outreach to Hispanic, African-American and Asian customers.  For these cultural groups, Lowe’s executes advertising across many media, including television, radio and print, in both English and native languages.  Some of the unique efforts include La Cancha Lowe’s, Lowe’s Hispanic mobile marketing program providing fun to families at key soccer events across the country; Lowe’s sponsorship of the CIAA’s annual Basketball Tournament, the nation’s oldest black athletic conference consisting of ten historically African-American institutions of higher education, that has blossomed into one of largest collegiate post-season tournaments in the country; and Lowe’s new Chinese, Korean, and Vietnamese language websites offering a new way for many Asian consumers to learn more about home improvement.

Team Lowe’s Racing
As one of the world’s fastest growing sports, NASCAR is an important part of building our brand. We are the proud sponsor of Jimmie Johnson, back-to-back NASCAR Sprint® Cup Series champion, the #48 car and Lowe’s Motor Speedway.  We also host hospitality events at various sites throughout the racing season, leveraging and further building membership in the Team Lowe’s Racing Fan Club.  In 2007, we continued to foster our relationship with Adrian Fernandez, who drove in the NASCAR Busch® Series race in Mexico City for Lowe’s.  In addition, we teamed up with Adrian Fernandez and Fernandez Racing to field the #15 car in the American Le Mans Series.

Reaching Out

We believe community involvement extends beyond the boundaries of our stores.  Following are some examples of how we are partnering with respected organizations to make a difference in our communities:

Habitat for Humanity
Lowe’s is a partner with Habitat for Humanity International, helping provide safe, affordable housing for thousands of working families.  Lowe’s contributed more than $4 million to Habitat projects in 2007, and Lowe’s employee volunteers gave hands-on support at home sites coast-to-coast to help Habitat families build their dreams.

Lowe’s also underwrites Habitat for Humanity’s Women Build program, empowering women volunteer teams to construct Habitat homes.  The volunteers in this program built more than 90 homes in 2007.

American Red Cross
As a national disaster relief partner with the American Red Cross, Lowe’s made it easier for Red Cross chapters to respond to disasters such as fires, floods and tornadoes with much-needed supplies from local stores.  We also worked side-by-side with the American Red Cross at hurricane fairs along the Gulf and East coasts.  In 2007, Lowe’s contributed more than $500,000 to the American Red Cross, including customer and employee donations.

The Home Safety Council
Founded by Lowe’s in 1993, The Home Safety Council is a nonprofit organization with a vision of creating safer American homes.  Thanks to a $3 million contribution in 2007 from the Lowe’s Charitable and Educational Foundation, The Home Safety Council helped reach thousands of children and families with vital safety information.

Lowe’s Charitable and Educational Foundation
Founded in 1957, the Lowe's Charitable and Educational Foundation (LCEF) has a long and proud history of contributing to grassroots community projects.  LCEF’s primary philanthropic focus areas include community and public school improvement projects, safe and affordable housing, and education scholarships. LCEF provides funding only to 501(c)(3) organizations.  In 2007, LCEF awarded more than $19 million in grants.  Two specific initiatives of LCEF during 2007 were SkillsUSA and Rebuilding Together.

In 2007, Lowe’s took steps through LCEF to address the country’s growing skilled worker shortage and “skills gap” by contributing $500,000 to SkillsUSA programs nationwide.  Thirty grants in 21 states received the first SkillsUSA/Lowe’s $10,000 education grants supporting education program enhancements and community service projects.  Fifty-eight schools received CareerSafe vouchers, demonstrating Lowe’s corporate commitment to job site safety.  Lowe’s has increased our commitment to SkillsUSA with a pledge of $1 million for 2008.

Lowe’s lives up to its tagline, “Let’s Build Something Together,” every day.  In 2007, LCEF launched a partnership with Rebuilding Together, the nation’s largest all-volunteer home rehabilitation organization.  Grants ranging from $15,000 to $20,000 kicked off rehabilitation projects in Long Island, N.Y., Orange County, Calif., and Broward County, Fla., and LCEF pledged another $1 million in grants to Rebuilding Together affiliates.  Between fall 2007 and spring 2008, that $1 million was slated to finance at least 100 projects.

Lowe’s Heroes
Lowe’s Heroes employee volunteers tackle local problems in their communities.  In 2007, Lowe’s stores worked with representatives from nonprofit organizations and concerned individuals from their communities to help improve schools, build Habitat for Humanity homes or address safety issues—making their communities better places to live.

Lowe’s Employee Relief Fund
Lowe’s Employee Relief Fund is dedicated to distributing emergency funds to our employees who face financial hardships due to natural disasters, house fires or illness.  The Company matches employee donations to the Fund.  Since 1999, Lowe’s Employee Relief Fund has assisted more than 5,300 employees with more than $6 million in funds.

Information Systems

We are continuously assessing and upgrading our information systems in an effort to support growth, augment new sales initiatives, control costs and enable better decision-making.  During the last several years, we have made substantial investments in developing and purchasing new computer systems.

We have a point-of-sale system, electronic bar code scanning system, various design systems, a wired and wireless network, and dual UNIX servers in each of our stores.  These systems provide the stores with real-time perpetual inventory information, support all in-store selling, support labor planning and management, and provide support for a variety of store administrative functions.  In addition, these store systems provide the customer support center organizations with information needed to support the stores.  Key customer support center groups using this information include inventory replenishment, finance, human resources and merchandising.  Store information is communicated to the customer support center's central computers via a terrestrial based (MPLS) network with back-up provided by a satellite-based wide area network.  These corporate systems provide customer checkout with automated credit card and

Index

check approval, host a variety of centralized design and specialty order systems for the stores, provide store-based perpetual inventory information, provide sales performance reporting, and support accurate processing of store sales transactions.  In addition to the store and corporate office computing infrastructure, we also have significant computing capacity at each RDC to support these highly automated facilities.

We have invested significant resources to safeguard sensitive employee and customer information.  We work closely with industry standards groups to incorporate security best practices into our technology environment.  Our two state-of-the-art data centers provide many additional fail-safe features to improve system availability and mitigate risks associated with unplanned outages.  Our second data center opened in late 2007 and provides complete back-up to our primary facility.  With these two facilities, the Company is well positioned for future growth.

Employees

As of February 1, 2008, we employed approximately 160,000 full-time and 56,000 part-time employees, none of which are covered by collective bargaining agreements.  Management considers its relations with its employees to be good.

Available Information

Our internet website address is: www.Lowes.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A – Risk Factors

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
General economic factors and other conditions, both domestically and internationally, may adversely affect the United States economy, the global economy and our financial performance.  These include, but are not limited to, periods of flat economic growth or recession, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of credit to Lowe’s and its customers, slower rates of growth in real disposable personal income, higher rates of unemployment, higher consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, acts of terrorism and developments in the war against terrorism in Asia and the Middle East.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable store sales.
Sales of many of our product categories and services are driven by housing turnover and activity level of home improvement projects.  Many of those sales are to consumers who are either doing the home improvement projects themselves or using our installation services, but many others are to professionals who are in the business of providing construction, renovation, and property maintenance services.  Rising interest-rates on variable rate mortgages, increasing mortgage delinquency and foreclosure rates, reduction in the availability of mortgage financing and consumer credit, lower housing turnover, home-price depreciation and increased heating and gas expenses could limit consumers’ discretionary spending and affect their confidence level and could lead to further reduced spending on home improvement projects.  The impact of these economic factors specific to the home improvement industry would be exacerbated by a weak job market.

Unseasonable weather conditions and adverse weather events can negatively affect our total sales and comparable store sales.
If weather conditions are uncharacteristic of the time of year during any season, they can hurt our sales by making it difficult to sell seasonal merchandise.  Although the impact of unseasonable weather conditions is mitigated somewhat by the broad geographic dispersion of our stores, they continue to be a significant risk to the overall performance of our business, particularly when they occur across a broad region of the United States.  Adverse weather events, such as a prolonged and widespread drought, can hurt our sales of particular products as well.

Our store expansion and relocation strategy depends upon our ability to successfully open and operate new stores each year.
Our growth in total sales depends to a substantial degree on successfully and cost-effectively implementing our ongoing expansion program.  We must adapt our merchandising, marketing and distribution initiatives to new markets both domestically and as we continue to expand into Canada and Mexico.   We also plan to increase the number of our stores in markets in which we currently operate.  Our ability to open additional stores depends, in large measure, upon our ability to locate and acquire new store sites on acceptable terms.   Local land use and other regulations restricting the construction of buildings in the formats with which we operate may affect our ability to open new stores in some markets.  As we develop more new stores in metropolitan markets, we may incur increased costs to remediate environmental pollution on some of the sites we are redeveloping that was caused by previous owners of those sites.  Increased real estate, construction and development costs could also limit our growth opportunities.  Our ability to continue to expand our operations depends also on our ability to attract and retain a large and growing number of qualified employees.  If we are unable to open new stores at the rate we currently plan and staff them with qualified employees, the growth in our sales and our competitive position could be adversely affected.

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

Our success in serving the needs of Commercial Business Customers is dependent upon our ability to attract and retain qualified commercial sales specialists.
Commercial Business Customers in the home improvement industry require that we have well-trained commercial sales specialists at our project desks.  By doing so, we can better serve the needs of this customer on a consistent basis.  Our commercial sales specialists have a great depth of knowledge about the products needed by Commercial Business Customers.  If we fail to staff our project desks with experienced and knowledgeable employees, we run the risk that we will lose Commercial Business Customers.

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

If the domestic and international supply chain for our products is disrupted, our sales and gross margin would be adversely impacted.
We source the approximately 40,000 products we stock and sell from approximately 7,000 domestic and international vendors.  We source many of those products directly from foreign manufacturers.  Political or financial instability among suppliers, trade

Index

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At February 1, 2008, we operated 1,534 stores in the United States and Canada with a total of 174 million square feet of selling space. Of the total stores operating at February 1, 2008, approximately 87% are owned, which includes stores on leased land, with the remainder being leased from unaffiliated third-parties.  Approximately 49% of our store leases are capital leases. We also own and operate 13 RDCs and 12 FDCs for lumber and building commodities.  We lease and operate two additional FDCs. We lease one third-party distribution facility to serve our Canadian stores.   We also operate four facilities to support our import business, Special Order Sales and internet fulfillment.  We own two and lease two of these facilities.  In addition, we utilize three third-party transload facilities, which do not hold inventory but are the first point of receipt for imported products.  We own one data center and lease one data center that serve as hubs for our computer processing, critical data storage and information technology systems.  We own our executive offices, which are located in Mooresville, North Carolina.  We also own and maintain offices in Wilkes County, North Carolina, and lease and maintain offices in Toronto, Canada and Monterrey, Mexico.

Item 3 - Legal Proceedings

We are a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, is considered material.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

Name	Age	Title
Robert A. Niblock	45	Chairman of the Board and Chief Executive Officer since 2005; President, 2003 - 2006; Executive Vice President, 2001 - 2003, and Chief Financial Officer, 2000 - 2003.

Maureen K. Ausura	52	Senior Vice President, Human Resources since 2005; Corporate Vice President of Human Resources, Archer Daniels Midland Company, 2000 - 2005.

Gregory M. Bridgeford	53	Executive Vice President, Business Development since 2004; Senior Vice President, Business Development, 1999 - 2004.

Michael K. Brown	44	Executive Vice President, Store Operations since December 2006; Senior Vice President, Store Operations, 2001 - 2006.

Charles W. (Nick) Canter, Jr.	57	Executive Vice President, Merchandising since December 2006; Executive Vice President, Store Operations, 2005 - 2006; Senior Vice President, Store Operations, 1999 - 2005.

Gaither M. Keener, Jr.	58
Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since 2006; Vice President, Deputy General Counsel, 2005 - 2006; Vice President, Associate General Counsel, 2003 - 2005; Vice President, Assistant General Counsel and Assistant Secretary, 1999 - 2003.

Matthew V. Hollifield	41	Senior Vice President and Chief Accounting Officer since 2005; Vice President, Corporate Accounts Payables 2002-2005.

Robert F. Hull, Jr.	43	Executive Vice President and Chief Financial Officer since 2004; Senior Vice President and Chief Financial Officer, 2003 - 2004; Vice President, Financial Planning & Analysis, 1999 - 2003.

Joseph M. Mabry, Jr.	45	Executive Vice President, Logistics and Distribution since 2004; Senior Vice President, Distribution, 2003 - 2004; Vice President Global Services, Wal-Mart Stores, Inc., 2002 – 2003.

N. Brian Peace	42	Senior Vice President, Corporate Affairs since 2006; Vice President, Corporate Communications, 1999 – 2006.

Larry D. Stone	56
President and Chief Operating Officer since December 2006; Senior Executive Vice President Merchandising/Marketing, 2005 - 2006; Senior Executive Vice President Store Operations 2003-2005; Executive Vice President, Store Operations, 2001 - 2003.

Steven M. Stone	46	Senior Vice President and Chief Information Officer since 2003; Vice President of Information Technology Strategy, 2002 – 2003.

Index

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”.  As of March 28, 2008, there were 31,941 holders of record of Lowe's common stock. The table, "Quarterly Stock Price Range and Cash Dividend Payment", on page 44 of the 2007 Lowe’s Annual Report to Shareholders for the fiscal year ended February 1, 2008 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of 2007:

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

November 3, 2007 – November 30, 2007	8.9	$22.66	8.8	$2,339
December 1, 2007 – January 4, 2008	5.3	23.62	5.3	2,214
January 5, 2008 – February 1, 2008	-	-	-	2,214

As of February 1, 2008	14.2	$23.02	14.1	$2,214

(1)
During the fourth quarter of fiscal 2007, the Company repurchased an aggregate of 14,119,398 shares of its common stock pursuant to the share repurchase program.  The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy the exercise price of certain stock option exercises.

(2)	On May 25, 2007, the Company’s Board of Directors authorized up to an additional $3 billion in share repurchases and extended the period of the share repurchase program through fiscal 2009. Although none are contemplated in the Company’s outlook for 2008 issued February 25, 2008, the Company expects to continue implementing the program through purchases made from time to time either in the open market or through private transactions during the extended period.

Item 6 - Selected Financial Data

See page 43 of the Lowe’s 2007 Annual Report to Shareholders.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 25 and "Disclosure Regarding Forward-Looking Statements" on page 26 of Lowe’s 2007 Annual Report to Shareholders.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

See "Quantitative and Qualitative Disclosures About Market Risk" on page 25 of Lowe’s 2007 Annual Report to Shareholders.

Item 8 - Financial Statements and Supplementary Data

See "Report of Independent Registered Public Accounting Firm" of Deloitte & Touche LLP on page 27, the financial statements and notes thereto on pages 28 through 42, and the "Selected Quarterly Data" on page 43 of Lowe’s 2007 Annual Report to Shareholders.

Index

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 1, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and the report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Lowe’s 2007 Annual Report to Shareholders on pages 26 and 27 under the headings, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

Item 9B – Other Information

None.

Index

Part III

Item 10 – Directors, Executive Officers  and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Election of Directors," "Information Concerning the Nominees," "Information Concerning Continuing Directors," "Information about the Board of Directors and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 1, 2008 (the "Proxy Statement").  The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, "Executive Officers of the Registrant. "

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the "Code"). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of the Code can be found at www.Lowes.com, under the "About Lowe’s," “Investors” and "Code of Ethics" captions. You can also obtain a copy of the complete Code by contacting Shareholder Services at 1-888-345-6937.

We will disclose information pertaining to amendments or waivers to provisions of our Code that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to the elements of our Code enumerated in the SEC rules and regulations by posting this information on our website at www.Lowes.com. The information on our website is not a part of this Annual Report and is not incorporated by reference in this report or any of our other filings with the SEC.

Item 11 - Executive Compensation

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Executive Officer Compensation" and "Information about the Board of Directors and Committees of the Board – Compensation of Directors" included in the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Security Ownership of Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” included in the Proxy Statement.

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

Item 14 - Principal Accounting Fees and Services

Information required by this item is furnished by incorporation by reference to all information under the caption entitled, "Audit Matters - Fees Paid to the Independent Registered Public Accounting Firm" included in the Proxy Statement.

Index

Part IV

Item 15 – Exhibits, Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in Lowe’s 2007 Annual Report to Shareholders:

  2. Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the consolidated financial statements of Lowe’s Companies, Inc. and subsidiaries (the "Company") as of February 1, 2008 and February 2, 2007, and for each of the three fiscal years in the period ended February 1, 2008, and the Company's internal control over financial reporting as of February 1, 2008, and have issued our reports thereon dated April 1, 2008; such consolidated financial statements and reports are included in the Company’s 2007 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 1, 2008

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 1, 2008:
Reserve for loss on obsolete inventory	$66	$1	(a)	$-		$67
Reserve for inventory shrinkage	129	428		(420)	(b)	137
Reserve for sales returns	55	-		(4)	(c)	51
Self-insurance liabilities	650	820		(799)	(d)	671
Store closing lease liability	19	4		(12)	(e)	11

February 2, 2007:
Reserve for loss on obsolete inventory	$104	$-		$(38)	(a)	$66
Reserve for inventory shrinkage	113	455		(439)	(b)	129
Reserve for sales returns	54	1	(c)	-		55
Self-insurance liabilities	571	674		(595)	(d)	650
Store closing lease liability	23	2		(6)	(e)	19

February 3, 2006:
Reserve for loss on obsolete inventory	$77	$27	(a)	$-		$104
Reserve for inventory shrinkage	94	376		(357)	(b)	113
Reserve for sales returns	37	17	(c)	-		54
Self-insurance liabilities	467	608		(504)	(d)	571
Store closing lease liability	24	9		(10)	(e)	23

(a):    Represents increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.
(b):    Represents the actual inventory shrinkage experienced at the time of physical inventories.
(c):    Represents increase/(decrease) in the required reserve based on the Company’s evaluation of anticipated merchandise returns.
(d):    Represents claim payments for self-insured claims.
(e):    Represents lease payments and adjustments, net of sublease income.

3.	Exhibits

(3.1)	Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 7, 2006 and incorporated by reference herein).

(3.2)	Bylaws, as amended (filed as Exhibit 3.1 to the Company's Form 8-K dated February 1, 2008 and incorporated by reference herein).

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

(4.5)
Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and The Bank of New York, as trustee, (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K dated April 3, 2007, and incorporated by reference herein) including as an exhibit thereto a form of the Company’s 5.0% Notes maturing in October 2015 and the Company’s 5.5% Notes maturing in October 2035.

(4.6)
Fourth Supplemental Indenture, dated as of October 10, 2006, between Lowe’s Companies, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-137750) and incorporated by reference herein), including as an exhibit thereto a form of the Company’s 5.4% Senior Notes maturing in October 2016 and the Company’s 5.8% Senior Notes maturing in October 2036.

(4.7)	Fifth Supplemental Indenture, dated as of September 11, 2007, between Lowe's Companies, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K dated September 6, 2007 and incorporated by reference herein), including as an exhibit thereto a form of the Company's 5.6% Senior Notes maturing in September 2012, the Company's 6.1% Senior Notes maturing in September 2017, and the Company's 6.65% Senior Notes maturing in September 2037.

(4.8)	Indenture between the Company and The Bank of New York, dated as of February 16, 2001 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-60434), and incorporated by reference herein).

(4.9)	Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 on Form 8-K dated February 20, 1998, and incorporated by reference herein).

(4.10)
Form of the Company's 6 1/2 % Debenture due March 15, 2029 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 1999, and incorporated by reference herein).

(4.11)	Form of the Company's 8 1/4 % Notes due June 1, 2010 (filed as Exhibit 4.2 on Form 8-K dated June 8, 2000, and incorporated by reference herein).

(4.12)
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

*(10.10)
Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended (included as Appendix B to the Company's Definitive Proxy Statement on Form 14A filed April 12, 2007 and incorporated by reference herein).

*(10.11)	Lowe's Companies, Inc. 2001 Incentive Plan (filed on the Company's Form S-8 dated November 15, 2001 (No. 333-73408) and incorporated by reference herein).

*(10.12)	Lowe's Companies, Inc. Benefit Restoration Plan (filed as Exhibit 10.2 to the Company's Form 10-Q dated December 12, 2007, and incorporated by reference herein).

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

*(10.17)	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.18)	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 1, 2005 and incorporated by reference herein).

*(10.19)	Lowe's Companies, Inc. 2006 Annual Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 7, 2006 and incorporated by reference herein).

*(10.20)	Lowe's Companies, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q dated September 7, 2006 and incorporated by reference herein).

(12.1)	Statement Re Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of the 2007 Lowe’s Annual Report to Shareholders for the fiscal year ended February 1, 2008

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 1, 2008	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board and Chief Executive Officer

April 1, 2008	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer

April 1, 2008	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
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

/s/ Robert A. Niblock	Chairman of the Board of Directors, Chief Executive Officer and Director	April 1, 2008
Robert A. Niblock		Date

/s/ David W. Bernauer	Director	April 1, 2008
David W. Bernauer		Date

/s/ Leonard L. Berry	Director	April 1, 2008
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	April 1, 2008
Peter C. Browning		Date

/s/ Dawn E. Hudson	Director	April 1, 2008
Dawn E. Hudson		Date

/s/ Robert A. Ingram	Director	April 1, 2008
Robert A. Ingram		Date

/s/ Robert L. Johnson	Director	April 1, 2008
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	April 1, 2008
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	April 1, 2008
Richard K. Lochridge		Date

/s/ Stephen F. Page	Director	April 1, 2008
Stephen F. Page		Date

/s/ O. Temple Sloan, Jr.	Director	April 1, 2008
O. Temple Sloan, Jr.		Date