Form 10-Q
period 2008-05-02
LOWES COMPANIES INC
filed 2008-06-04
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
                   (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 30, 2008
Common Stock, $.50 par value	1,463,769,822

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 2, 2008	May 4, 2007	February 1, 2008
Assets

Current assets:
Cash and cash equivalents		$913	$629	$281
Short-term investments (includes $43 million of trading securities at May 2, 2008)		295	571	249
Merchandise inventory - net		8,438	8,501	7,611
Deferred income taxes - net		259	201	247
Other current assets		253	155	298

Total current assets		10,158	10,057	8,686

Property, less accumulated depreciation		21,641	19,187	21,361
Long-term investments		537	406	509
Other assets		318	319	313

Total assets		$32,654	$29,969	$30,869

Liabilities and shareholders' equity

Current liabilities:
Short-term borrowings		$147	$-	$1,064
Current maturities of long-term debt		34	92	40
Accounts payable		5,345	5,211	3,713
Accrued compensation and employee benefits		481	451	467
Self-insurance liabilities		685	661	671
Deferred revenue		893	851	717
Other current liabilities		1,388	1,355	1,079

Total current liabilities		8,973	8,621	7,751

Long-term debt, excluding current maturities		5,576	4,306	5,576
Deferred income taxes - net		699	657	670
Other liabilities		787	659	774

Total liabilities		16,035	14,243	14,771

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
May 2, 2008	1,462
May 4, 2007	1,506
February 1, 2008	1,458	731	753	729
Capital in excess of par value		48	-	16
Retained earnings		15,835	14,968	15,345
Accumulated other comprehensive income		5	5	8

Total shareholders' equity		16,619	15,726	16,098

Total liabilities and shareholders' equity		$32,654	$29,969	$30,869

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended
	May 2, 2008		May 4, 2007
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$12,009	100.00	$12,172	100.00

Cost of sales	7,843	65.31	7,913	65.01

Gross margin	4,166	34.69	4,259	34.99

Expenses:

Selling, general and administrative	2,725	22.69	2,685	22.06

Store opening costs	18	0.15	12	0.10

Depreciation	375	3.12	323	2.65

Interest - net	76	0.63	47	0.39

Total expenses	3,194	26.59	3,067	25.20

Pre-tax earnings	972	8.10	1,192	9.79

Income tax provision	365	3.04	453	3.72

Net earnings	$607	5.06	$739	6.07

Weighted average shares outstanding - basic	1,454		1,510

Basic earnings per share	$0.42		$0.49

Weighted average shares outstanding - diluted	1,480		1,540

Diluted earnings per share	$0.41		$0.48

Cash dividends per share	$0.08		$0.05

Retained Earnings
Balance at beginning of period	$15,345		$14,860
Cumulative effect adjustment[1]	-		(8)
Net earnings	607		739
Cash dividends	(117)		(75)
Share repurchases	-		(548)
Balance at end of period	$15,835		$14,968

1The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective February 3, 2007.

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 2, 2008	May 4, 2007
Cash flows from operating activities:
Net earnings	$607	$739
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	404	345
Deferred income taxes	17	40
Loss on disposition/writedown of fixed and other assets	21	4
Share-based payment expense	28	22
Changes in operating assets and liabilities:
Merchandise inventory - net	(828)	(1,357)
Other operating assets	42	63
Accounts payable	1,633	1,687
Other operating liabilities	614	596
Net cash provided by operating activities	2,538	2,139

Cash flows from investing activities:
Purchases of short-term investments	(64)	(257)
Proceeds from sale/maturity of short-term investments	86	117
Purchases of long-term investments	(325)	(244)
Proceeds from sale/maturity of long-term investments	224	5
Increase in other long-term assets	-	(13)
Fixed assets acquired	(805)	(707)
Proceeds from the sale of fixed and other long-term assets	4	14
Net cash used in investing activities	(880)	(1,085)

Cash flows from financing activities:
Net decrease in short-term borrowings	(915)	(23)
Proceeds from issuance of long-term debt	8	3
Repayment of long-term debt	(13)	(16)
Proceeds from issuance of common stock from stock options exercised	10	21
Cash dividend payments	(117)	(75)
Repurchase of common stock	-	(700)
Excess tax benefits of share-based payments	1	1
Net cash used in financing activities	(1,026)	(789)

Net increase in cash and cash equivalents	632	265
Cash and cash equivalents, beginning of period	281	364
Cash and cash equivalents, end of period	$913	$629

See accompanying notes to the consolidated financial statements (unaudited).

 Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 2, 2008 and May 4, 2007, and the results of operations and cash flows for the three months ended May 2, 2008 and May 4, 2007.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 1, 2008 (the Annual Report).  The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications.  The previous accrued salaries and wages caption was replaced with a new caption accrued compensation and employees benefits on the consolidated balance sheets.  As part of this, certain prior period amounts were reclassified from other current liabilities into accrued compensation and employee benefits.

Note 2: Fair Value Measurements - Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date for one year for all nonrecurring fair value measurements of nonfinancial assets and liabilities.  As a result, the Company’s adoption of SFAS No. 157 is currently limited to financial assets and liabilities measured at fair value and other nonfinancial assets and liabilities measured at fair value on a recurring basis.  The Company elected a partial deferral under the provisions of FSP FAS No. 157-2 related to the measurement of fair value used when evaluating long-lived assets for impairment and liabilities for exit or disposal activities.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of the hierarchy are defined as follows:

•	Level 1 – inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

•	Level 2 – inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•	Level 3 – inputs to the valuation techniques that are unobservable for the assets or liabilities

The effect of partially adopting this standard did not result in changes to the valuation techniques the Company had previously used to measure the fair value of its financial assets and liabilities.  Therefore, the primary impact to the Company upon partial adoption of SFAS No. 157 was expanded fair value measurement disclosure.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective February 2, 2008.  SFAS No. 159 provides entities with an option to measure many financial instruments and certain other items at fair value, including available-for-sale securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under SFAS No. 159, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each reporting period.  Certain pre-existing financial instruments included in long-term investments in the consolidated balance sheet, for which the fair value option has been elected upon the adoption of SFAS No. 159, will now be reported as trading securities under SFAS No. 115.  Unrealized gains and losses on those trading securities were immaterial for the three months ended May 2, 2008.  Cash flows from purchases, sales and maturities of trading securities continue to be included in cash flows from investing activities on the consolidated statements of cash flows because the nature and purpose for which the securities were acquired has not changed as a result of the SFAS No. 159 election.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of May 2, 2008, classified by SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	May 2, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$252	$116	$136	$-
Trading securities	43	43	-	-
Long-term investments
Available-for-sale securities	537	-	537	-
Total investments	$832	$159	$673	$-

The fair values for the Company’s investments are obtained primarily from vendors providing pricing evaluation services engaged by the Company’s portfolio managers.  When available, quoted prices are used to determine fair value.  Where quoted prices in active markets are available, investments are classified within Level 1 of the fair value hierarchy.  The Company’s Level 1 investments primarily consist of investments in money market and mutual funds.  When quoted prices in active markets are not available, fair values are determined using pricing models and the inputs to those pricing models are based on observable market inputs in active markets.  The inputs to the pricing models are typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others.  The Company’s Level 2 investments primarily consist of investments in municipal obligations.

Note 3: Restricted Investment Balances – Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and installed sales program liabilities.  Restricted balances included in short-term investments were $173 million at May 2, 2008, $228 million at May 4, 2007, and $167 million at February 1, 2008.  Restricted balances included in long-term investments were $163 million at May 2, 2008, $32 million at May 4, 2007, and $172 million at February 1, 2008.

Note 4: Property - Property is shown net of accumulated depreciation of $7.8 billion at May 2, 2008, $6.5 billion at May 4, 2007, and $7.5 billion at February 1, 2008.

Note 5: Short-Term Borrowings - The Company has a Canadian dollar (C$) denominated credit facility in the amount of C$50 million, which provides revolving credit support for the Company’s Canadian operations.  This uncommitted facility provides the Company with the ability to make unsecured borrowings, which are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of May 2, 2008, there was C$40 million or the equivalent of $39 million outstanding under the credit facility.  The weighted-average interest rate on the short-term borrowings was 3.74%.

The Company has a C$ denominated credit agreement in the amount of C$200 million for the purpose of funding the build out of retail stores in Canada and for working capital and other general corporate purposes.  Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit agreement.  The credit agreement contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the credit agreement.  The Company was in compliance with those covenants at May 2, 2008.  Three banking institutions are participating in the credit agreement.  As of May 2, 2008, there was

C$110 million or the equivalent of $108 million outstanding under the credit facility.  The weighted-average interest rate on the short-term borrowings was 3.99%.

Note 6: Extended Warranties – Lowe’s sells separately-priced extended warranty contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term.  Extended warranty contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  Extended warranty deferred revenue is included in other liabilities (non-current) in the accompanying consolidated balance sheets.  Changes in deferred revenue for extended warranty contracts are summarized as follows:

	Three Months Ended
(In millions)	May 2, 2008	May 4, 2007
Extended warranty deferred revenue, beginning of period	$407	$315
Additions to deferred revenue	49	44
Deferred revenue recognized	(26)	(16)
Extended warranty deferred revenue, end of period	$430	$343

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term. Unamortized deferred costs associated with extended warranty contracts were $99 million and $79 million at May 2, 2008 and May 4, 2007, respectively, and are included in other assets (non-current) in the accompanying consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended warranty claims incurred is included in self-insurance liabilities in the accompanying consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended
(In millions)	May 2, 2008	May 4, 2007
Liability for extended warranty claims, beginning of period	$14	$10
Accrual for claims incurred	12	8
Claim payments	(14)	(9)
Liability for extended warranty claims, end of period	$12	$9

Note 7: Shareholders’ Equity – No common shares were repurchased under the share repurchase program in the first three months of fiscal 2008. The Company repurchased 22.0 million common shares under the share repurchase program during the first three months of fiscal 2007. The total cost of the 2007 share repurchases was $700 million (of which $548 million was recorded as a reduction in retained earnings, after capital in excess of par value was depleted).  As of May 2, 2008, the Company had remaining authorization under the share repurchase program of $2.2 billion.

During the first three months of fiscal 2008 and 2007, holders of an insignificant number of the Company’s convertible notes issued in February 2001 exercised their right to convert the notes into shares of the Company’s common stock at the rate of 32.896 shares per note.

The Company’s senior convertible notes issued in October 2001 were not convertible during the first three months of 2008, because the Company’s closing share prices did not reach the specified threshold during the fourth quarter of 2007.  During the first three months of fiscal 2007, holders of an insignificant number of the Company’s senior convertible notes issued in October 2001 exercised their right to convert the notes into shares of the Company’s common stock at the rate of 34.424 shares per note.

Note 8: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  Comprehensive income totaled $604 million and $743 million, compared to net earnings of $607 million and $739 million, for the three months ended May 2, 2008 and May 4, 2007, respectively.

Note 9: Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the weighted-average shares of common stock as adjusted for the potential dilutive effect of share-based awards and convertible notes as of the balance sheet date.  The following table reconciles earnings per share for the three months ended May 2, 2008 and May 4, 2007.

	Three Months Ended
(In millions, except per share data)	May 2, 2008	May 4, 2007
Basic earnings per share:
Net earnings	$607	$739
Weighted-average shares outstanding	1,454	1,510
Basic earnings per share	$0.42	$0.49
Diluted earnings per share:
Net earnings	$607	$739
Net earnings adjustment for interest on convertible notes,
net of tax	1	1
Net earnings, as adjusted	$608	$740
Weighted-average shares outstanding	1,454	1,510
Dilutive effect of share-based awards	6	9
Dilutive effect of convertible notes	20	21
Weighted-average shares, as adjusted	1,480	1,540
Diluted earnings per share	$0.41	$0.48

Stock options to purchase 13.9 million and 7.9 million shares of common stock for the three months ended May 2, 2008 and May 4, 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 2, 2008	May 4, 2007
Long-term debt	$73	$55
Short-term borrowings	6	-
Capitalized leases	9	8
Interest income	(9)	(11)
Interest capitalized	(8)	(4)
Other	5	(1)
Interest - net	$76	$47

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 2, 2008	May 4, 2007
Cash paid for interest, net of amount capitalized	$135	$90
Cash paid for income taxes	$34	$78
Non-cash investing and financing activities:
Non-cash fixed asset acquisitions	$17	$19
Conversions of long-term debt to equity	$-	$4

Note 11: Subsequent Event – On May 30, 2008, the Company provided notice to the holders of its outstanding convertible notes issued in February 2001 of the Company’s election to redeem for cash all such notes outstanding on June 30, 2008 at a price equal to the sum of the issuance price plus accrued original issue discount of such notes on the redemption date ($730.71 per note).  The Company had $20 million aggregate principal amount of such notes outstanding at May 2, 2008.  The convertible notes are convertible at the option of the holders into 32.896 shares of the Company’s common stock until June 30, 2008.

Also on May 30, 2008, the Company provided notice to the holders of its senior convertible notes issued in October 2001of the Company’s election to redeem for cash all such notes outstanding on June 30, 2008 at a price equal to the sum of the issuance price plus accrued original issue discount of such notes on the redemption date ($875.73 per note).  The Company had $579 million aggregate principal amount of such notes outstanding at May 2, 2008.  Upon notice of the Company’s election to redeem them, these senior convertible notes became convertible at the option of the holders into 34.424 shares of the Company’s common stock until June 26, 2008, two business days prior to the redemption date of June 30, 2008.

Unamortized debt issuance costs, including underwriting discounts, associated with these convertible note issuances were $8 million at May 2, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 2, 2008 and May 4, 2007, and the related consolidated statements of current and retained earnings and of cash flows for the fiscal three-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 1, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 1, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of February 1, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 4, 2008

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three month periods ended May 2, 2008 and May 4, 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 2, 2008	May 4, 2007	2008 vs. 2007	2008 vs. 2007
Net sales	100.00%	100.00%	N/A	(1.3	) %
Gross margin	34.69	34.99	(30)	(2.2)
Expenses:
Selling, general and administrative	22.69	22.06	63	1.5
Store opening costs	0.15	0.10	5	47.2
Depreciation	3.12	2.65	47	16.2
Interest - net	0.63	0.39	24	61.3
Total expenses	26.59	25.20	139	4.1
Pre-tax earnings	8.10	9.79	(169)	(18.4)
Income tax provision	3.04	3.72	(68)	(19.4)
Net earnings	5.06%	6.07%	(101)	(17.8	) %

	Three Months Ended
Other metrics:	May 2, 2008		May 4, 2007
Comparable store sales changes (1)	(8.4	) %	(6.3	) %
Customer transactions (in millions)	181		178
Average ticket (2)	$66.23		$68.22
At end of period:
Number of stores	1,554		1,400
Sales floor square feet (in millions)	176		159
Average store size selling square feet (in thousands) (3)	114		113

 (1) We define a comparable store as a store that has been open longer than 13 months.  A store that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated store must then remain open longer than 13 months to be considered comparable.
(2) We define average ticket as net sales divided by number of customer transactions.
(3) We define average store size selling square feet as sales floor square feet divided by the number of stores open at the end of the period.

The sales environment remained extremely challenging as the external pressures facing our industry intensified in the first quarter of 2008. The decline in housing activity that weighed on the home improvement industry and pressured our performance over the past six quarters continued into the first quarter of 2008. In addition, there was continued erosion of macroeconomic variables. Food and fuel inflation and an increasingly negative employment outlook pressured consumers’ spending and eroded confidence. We expect that the external pressures facing our industry will likely persist throughout 2008. Historically Federal Reserve rate cuts and fiscal stimulus packages have been beneficial to our industry, but consumers are facing rising costs elsewhere that may impact their spending.  The net effect of the recent Federal Reserve action, the current fiscal stimulus package and the impact of macro economic variables is difficult to predict, but we will continue to monitor consumer sentiment, housing turnover, employment, and personal disposable income.

In all sales environments we manage the business for the long-term by prudently managing expenses and identifying efficiency opportunities, while working to maintain the customer service levels that customers have come to expect from Lowe’s. Our goal is to provide value and gain market share through our shopping environment, selection of products, customer service and commitment to Everyday Low Prices. We continue to work with our vendors to deliver value to our customers through price reductions on products that customers want to purchase everyday.

Net Sales – The 1.3% decrease in sales for the quarter ended May 2, 2008 was the result of the challenging sales environment.  Although total customer transactions increased 1.6% compared to the first three months of 2007, average ticket decreased 2.9% to $66.23. Comparable store sales declined 8.4% for the first three months of 2008.  Comparable store customer transactions decreased 5.3% compared to the first quarter of 2007 and comparable store average ticket decreased 3.1%.  Approximately 80% of our comparable stores are located in markets experiencing housing price declines.

Despite the external pressures that affected the home improvement market, we gained unit market share in 15 of our 19 product categories and gained 70 basis points of total store unit market share during the first calendar quarter versus the same period last year, according to independent third-party measures.  We also experienced an improvement in our draw rates, which represents the proportional number of times we were in the consideration set of customers buying the products we sell, in 17 of our 19 product categories.  However, all of our 19 product categories generated negative comparable store sales in the first quarter of 2008.  The categories that performed above our average comparable store sales change for the first quarter included rough plumbing, hardware, paint, flooring, nursery, lawn & landscape products, and appliances.

As we have seen for the past few quarters, consumers remain hesitant to begin larger discretionary projects due to the continued housing contraction in certain U.S. markets, increasing pressures on discretionary income, and an uncertain job market.  However, consumers are still willing to take on smaller projects around the home, which is evident in the relative outperformance of our paint category. In addition, during the first quarter of 2008, we experienced a favorable response to our new carpet installation promotion. Our lawn & landscape and nursery categories also performed above our average comparable store sales change, because consumers were looking to repair lawn damage from last year’s wide spread drought conditions.

During the first quarter of 2008, we had our best relative performance in our Specialty Sales initiatives, which include Installed Sales, Special Order Sales and Commercial Business Customer sales, in several quarters. Driven by our flooring category, Installed Sales experienced total sales growth of 6.8%, while comparable store sales declined 1.4%.  However, we experienced continued weakness in our cabinets and millwork categories. Special Order Sales, again driven by our flooring category as well as strong special order appliance sales, experienced total sales growth of 4.4%, while comparable store sales declined 3.5%. For the quarter, Installed Sales was approximately 7% of our total sales and Special Order Sales was approximately 9%. Finally, our targeted efforts to attract Commercial Business Customers continued to pay dividends. We recently rolled out an enhanced customer account management tool that is ensuring our stores stay in touch with both active and inactive commercial accounts. This tool along with our targeted efforts drove sales in the quarter and produced an above average comparable store sales change.

We continued to experience differences in performance from a geographic market perspective. We experienced double-digit negative comparable store sales in the western U.S., Florida and the Gulf Coast.  These areas reduced our comparable store sales by approximately 250 basis points for the quarter. However, Florida and the Gulf Coast experienced a slight improvement from the fourth quarter of 2007 and continued the improving trend we saw throughout 2007. Contrasting those markets, we continued our trend of relatively better performance in the Texas and Oklahoma markets, along with positive comparable store sales in certain areas of the Northeast during the first quarter of 2008. These better performing markets had a positive impact on total company comparable store sales of approximately 170 basis points for the quarter.

Gross Margin – Gross margin as a percentage of sales decreased 30 basis points from the first quarter of 2007. The decrease was primarily attributable to our new carpet installation and other promotions and de-leverage of approximately 20 basis points as a result of changes in certain commodity prices.  In addition, higher fuel costs negatively impacted gross margin by approximately 10 basis points in the first quarter of 2008.  The de-leverage from these factors was partially offset by a positive impact of approximately 13 basis points from lower inventory shrink and approximately 12 basis points from the mix of products sold.

SG&A – SG&A de-leveraged 63 basis points in the first quarter of 2008 versus the prior year, driven by de-leverage of 61 basis points in store payroll. This was primarily a result of the weak sales environment and the shifting of certain tasks from third-party in-store service groups to store employees. The increase in store payroll was partially offset by a positive impact of 30 basis points from in-store services expense as a result of this shift.  Retirement plan expenses de-leveraged 12 basis points, primarily a result of changes to the 401k plan in the prior year to replace the performance match program with an increased baseline match.  Additionally, we experienced de-leverage in fixed expenses, such as rent and property taxes, as a result of weaker sales.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $18 million and $12 million in the first quarters of 2008 and 2007, respectively.  Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings.  We opened 20 new stores in the first quarter of 2008, compared to the opening of 15 new stores in the first quarter of 2007.  Store opening costs for stores opened during the first quarter of 2008 and 2007 averaged approximately $0.9 million and $0.7 million per store, respectively.

Depreciation - The de-leverage in depreciation for the three month period ended May 2, 2008, was driven by the addition of 154 net new stores over the past four quarters and negative comparable store sales.  Property, less accumulated depreciation, totaled $21.6 billion at May 2, 2008, an increase of 12.8% from $19.2 billion at May 4, 2007.  At May 2, 2008, we owned 87% of our stores, compared to 86% at May 4, 2007, which includes stores on leased land.

Interest – The de-leverage in interest expense for the three month period ended May 2, 2008, was primarily due to additional expense as a result of the September 2007 $1.3 billion debt issuance.

Income Tax Provision - Our effective income tax rate was 37.6% for the three month period ended May 2, 2008, and 38.0% for the three month period ended May 4, 2007.  Our effective income tax rate was 37.7% for fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our primary sources of liquidity are cash flows from operating activities and our $1.75 billion senior credit facility that expires in June 2012.  Net cash provided by operating activities totaled $2.5 billion and $2.1 billion for the three month periods ended May 2, 2008 and May 4, 2007, respectively.  The change in cash flows from operating activities was primarily the result of our conservative inventory build heading into the spring selling season of fiscal 2008. Our distribution infrastructure has allowed us to cost effectively position inventory in the right place to sell the product.  In addition, we continue to utilize our transload facilities to better position seasonal inventory to maximize sales and profit.

The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution center and information technology infrastructure. Cash acquisitions of fixed assets were $805 million and $707 million for the three month periods ended May 2, 2008 and May 4, 2007, respectively. At May 2, 2008, we operated 1,554 stores in the United States and Canada with 176 million square feet of retail selling space, representing an 11% increase over the retail selling space at May 4, 2007.

Net cash used in financing activities was $1.0 billion and $789 million for the three month periods ended May 2, 2008 and May 4, 2007, respectively.  The change in cash flows from financing activities was primarily driven by a $915 million net decrease in short-term borrowings as a result of the repayment of $1.0 billion in commercial paper during the first quarter of 2008 as compared to a $23 million net decrease in short-term borrowings in the first quarter of 2007. The change was also attributable to an increase in the amount of dividends paid from $0.05 per share in the first three months of 2007 to $0.08 in the first three months of 2008.  These drivers were partially offset by a $700 million decrease in share repurchases as compared to the first three months of 2007. The ratio of debt to equity plus debt was 25.7%, 21.9% and 29.3% as of May 2, 2008, May 4, 2007, and February 1, 2008, respectively.

Sources of Liquidity

The senior credit facility supports our commercial paper and revolving credit programs.  Borrowings made under the senior credit facility are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility. We were in compliance with all covenants at May 2, 2008.  Eighteen banking institutions are participating in the senior credit facility.  As of May 2, 2008, there were no outstanding borrowings under the senior credit facility.  In addition, we had no commercial paper outstanding as of May 2, 2008.

The Canadian dollar (C$) denominated credit facility in the amount of C$50 million, provides revolving credit support for our Canadian operations.  This uncommitted facility provides us with the ability to make unsecured borrowings, which are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of May 2, 2008, there was C$40 million or the equivalent of $39 million outstanding under the credit facility.  The weighted-average interest rate on the short-term borrowings was 3.74%.

The C$ denominated credit agreement in the amount of C$200 million was established for the purpose of funding the build-out of retail stores in Canada and for working capital and other general corporate purposes.  Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit agreement.  The credit agreement contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the credit agreement.  We were in compliance with all covenants at May 2, 2008.  Three banking institutions are participating in the credit agreement.  As of May 2, 2008, there was C$110 million or the equivalent of $108 million outstanding under the credit facility.  The weighted-average interest rate on the short-term borrowings was 3.99%.

Cash Requirements

Capital Expenditures

Our 2008 capital budget is approximately $4.2 billion, inclusive of approximately $350 million of lease commitments, resulting in a planned net cash outflow of $3.8 billion in 2008.  Actual capital expenditures through the first quarter of 2008 and amounts forecasted through the end of fiscal 2008 are consistent with the 2008 budgeted amount. Approximately 80% of this expected commitment is for store expansion.  Expansion plans for 2008 consist of approximately 120 new stores, increasing our total sales floor square footage by 7% to 8% for the year.  All of the 2008 projects will be owned, which includes approximately 30% that will be ground-leased properties.

As of May 2, 2008, we owned and operated 13 regional distribution centers (RDCs).  We will open our next RDC in Pittston, Pennsylvania in late 2008 or early 2009.  As of May 2, 2008, we also operated 14 flatbed distribution centers (FDCs) for the handling of lumber, building materials and other long-length items.  We owned 12 and leased two of these FDCs.  We will open an additional owned FDC in Purvis, Mississippi in the second quarter of 2008.

Debt and Capital

From their issuance through the end of the first quarter of 2008, principal amounts of $985 million, or approximately 98%, of our February 2001 convertible notes had converted from debt to equity.  Insignificant amounts were converted in the first three months of 2008 and 2007.

On May 30, 2008, we provided notice to the holders of our convertible notes issued in February 2001 of our election to redeem for cash all such notes outstanding on June 30, 2008 at a price equal to the sum of the issuance price plus accrued original issue discount of such notes on the redemption date ($730.71 per note).  We had $20 million aggregate principal amount of such notes outstanding at May 2, 2008.  The convertible notes are convertible at the option of the holders into 32.896 shares of our common stock until June 30, 2008.

Holders of the senior convertible notes, issued in October 2001, may convert their notes into 34.424 shares of the company’s common stock only if: the closing share price of the company’s common stock reaches specified thresholds, or the credit rating of the notes is below a specified level, or the notes are called for redemption, or specified corporate transactions representing a change in control have occurred.  There is no indication that we will not be able to maintain the minimum investment grade rating. From their issuance through the end of the first quarter of 2008, an insignificant amount of the senior convertible notes had converted from debt to equity.  The senior convertible notes were not convertible by the holders in the first quarter of 2008, because our closing share prices did not reach the specified threshold.  Cash interest payments on the senior convertible notes ceased in October 2006.

On May 30, 2008, we provided notice to the holders of our senior convertible notes issued in October 2001 of our election to redeem for cash all such notes outstanding on June 30, 2008 at a price equal to the sum of the issuance price plus accrued original issue discount of such notes on the redemption date ($875.73 per note).  We had $579 million aggregate principal amount of such notes outstanding at May 2, 2008. Upon notice of our election to redeem them, these senior convertible notes became convertible at the option of the holders into 34.424 shares of our common stock until June 26, 2008, two business days prior to the redemption date of June 30, 2008.  Prior to the notice of our election to redeem them, these senior convertible notes were not convertible in the second quarter of 2008, because our closing share prices did not reach the specified threshold.

We believe that net cash provided by operating activities will be adequate to fund the redemption of our convertible notes issued in February 2001 and our senior convertible notes issued in October 2001.

Our debt ratings at May 2, 2008, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial Paper	A1	P1	F1
Senior Debt	A+	A1	A+
Outlook	Stable	Stable	Negative

We believe that net cash provided by operating activities and financing activities will be adequate for our expansion plans and other operating requirements over the next 12 months. However, the availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios. In addition, continuing volatility in the capital markets may affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds. There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.

We are committed to maintaining strong commercial paper ratings through the management of debt-related ratios.

During the first three months of 2008, there were no share repurchases under the share repurchase program. As of May 2, 2008, we had remaining authorization under the share repurchase program of $2.2 billion through 2009.  Our current outlook does not assume any share repurchases for 2008.

On May 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.085 per share, which represents a 6.3% increase.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of 2007. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments

COMPANY OUTLOOK

Second Quarter

As of May 19, 2008, the date of our first quarter 2008 earnings release, we expected to open approximately 23 stores during the second quarter of 2008, which ends on August 1, 2008, reflecting square footage growth of approximately 11%. We expected total sales to increase approximately 1% and comparable store sales to decline 6% to 8%.  EBIT margin, defined as earnings before interest and taxes, was expected to decline approximately 190 basis points. In addition, store opening costs were expected to be approximately $22 million. Diluted earnings per share of $0.54 to $0.59 were expected during the second quarter.  All comparisons are with the second quarter of 2007.

Fiscal 2008

As of May 19, 2008, the date of our first quarter 2008 earnings release, we expected to open approximately 120 stores during 2008, which ends on January 30, 2009, reflecting total square footage growth of 7% to 8%. Total sales were expected to increase approximately 1% for the year. Comparable store sales were expected to decline 6% to 7%.  EBIT margin was expected to decline approximately 180 basis points.  We expected store opening costs to be approximately $106 million.  Diluted earnings per share of $1.45 to $1.55 were expected for 2008.  All comparisons are with 2007.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, declining housing turnover, the availability of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to:  (i) respond to adverse trends in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory developments; and (viii) respond to unanticipated weather conditions that could adversely affect sales.  For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our Quarterly Reports on Form 10-Q.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2008, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 6. - Exhibits

Exhibit 12.1 – Statement Re Computation of Ratio of Earnings to Fixed Charges

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

LOWE'S COMPANIES, INC.

June 4, 2008 Date	/s/Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002