Form 10-Q
period 2008-08-01
LOWES COMPANIES INC
filed 2008-09-03
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2008

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 29, 2008
Common Stock, $.50 par value	1,465,680,775

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		August 1, 2008	August 3, 2007	February 1, 2008
Assets

Current assets:
Cash and cash equivalents		$477	$337	$281
Short-term investments (includes $39 million of trading securities at August 1, 2008)		377	325	249
Merchandise inventory - net		7,939	7,799	7,611
Deferred income taxes - net		275	209	247
Other current assets		236	181	298

Total current assets		9,304	8,851	8,686

Property, less accumulated depreciation		22,066	19,825	21,361
Long-term investments		798	627	509
Other assets		381	341	313

Total assets		$32,549	$29,644	$30,869

Liabilities and shareholders' equity

Current liabilities:
Short-term borrowings		$189	$555	$1,064
Current maturities of long-term debt		31	85	40
Accounts payable		4,786	4,167	3,713
Accrued compensation and employee benefits		492	414	467
Self-insurance liabilities		736	726	671
Deferred revenue		816	819	717
Other current liabilities		1,478	1,274	1,079

Total current liabilities		8,528	8,040	7,751

Long-term debt, excluding current maturities		5,050	4,301	5,576
Deferred income taxes - net		641	628	670
Other liabilities		824	706	774

Total liabilities		15,043	13,675	14,771

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
August 1, 2008	1,464
August 3, 2007	1,485
February 1, 2008	1,458	732	742	729
Capital in excess of par value		118	11	16
Retained earnings		16,648	15,210	15,345
Accumulated other comprehensive income		8	6	8

Total shareholders' equity		17,506	15,969	16,098

Total liabilities and shareholders' equity		$32,549	$29,644	$30,869

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
	August 1, 2008		August 3, 2007		August 1, 2008		August 3, 2007
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$14,509	100.00	$14,167	100.00	$26,519	100.00	$26,338	100.00

Cost of sales	9,527	65.66	9,284	65.53	17,371	65.50	17,195	65.29

Gross margin	4,982	34.34	4,883	34.47	9,148	34.50	9,143	34.71

Expenses:

Selling, general and administrative	3,014	20.78	2,839	20.04	5,738	21.65	5,524	20.97

Store opening costs	21	0.14	26	0.18	38	0.14	38	0.14

Depreciation	381	2.63	332	2.35	757	2.85	656	2.49

Interest - net	69	0.47	50	0.35	145	0.55	97	0.37

Total expenses	3,485	24.02	3,247	22.92	6,678	25.19	6,315	23.97

Pre-tax earnings	1,497	10.32	1,636	11.55	2,470	9.31	2,828	10.74

Income tax provision	559	3.86	617	4.36	925	3.49	1,070	4.07

Net earnings	$938	6.46	$1,019	7.19	$1,545	5.82	$1,758	6.67

Weighted average shares outstanding - basic	1,455		1,490		1,454		1,500

Basic earnings per share	$0.64		$0.68		$1.06		$1.17

Weighted average shares outstanding - diluted	1,473		1,518		1,477		1,530

Diluted earnings per share	$0.64		$0.67		$1.05		$1.15

Cash dividends per share	$0.085		$0.080		$0.165		$0.130

Retained Earnings
Balance at beginning of period	$15,835		$14,968		$15,345		$14,860
Cumulative effect adjustment[1]	-		-		-		(8)
Net earnings	938		1,019		1,545		1,758
Cash dividends	(125)		(119)		(242)		(194)
Share repurchases	-		(658)		-		(1,206)
Balance at end of period	$16,648		$15,210		$16,648		$15,210

[1] The Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes", effective February 3, 2007.

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 1, 2008	August 3, 2007
Cash flows from operating activities:
Net earnings	$1,545	$1,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	816	701
Deferred income taxes	(57)	3
Loss on property and other assets	30	17
Loss on redemption of long-term debt	8	-
Share-based payment expense	54	45
Changes in operating assets and liabilities:
Merchandise inventory - net	(328)	(655)
Other operating assets	52	56
Accounts payable	1,073	643
Other operating liabilities	675	510
Net cash provided by operating activities	3,868	3,078

Cash flows from investing activities:
Purchases of short-term investments	(95)	(368)
Proceeds from sale/maturity of short-term investments	171	524
Purchases of long-term investments	(1,066)	(1,102)
Proceeds from sale/maturity of long-term investments	565	589
Increase in other long-term assets	(37)	(23)
Property acquired	(1,620)	(1,698)
Proceeds from sale of property and other long-term assets	20	26
Net cash used in investing activities	(2,062)	(2,052)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(873)	532
Proceeds from issuance of long-term debt	11	4
Repayment of long-term debt	(555)	(31)
Proceeds from issuance of common stock under employee stock purchase plan	39	40
Proceeds from issuance of common stock from stock options exercised	11	43
Cash dividend payments	(242)	(194)
Repurchase of common stock	(2)	(1,450)
Excess tax benefits of share-based payments	1	3
Net cash used in financing activities	(1,610)	(1,053)

Net increase (decrease) in cash and cash equivalents	196	(27)
Cash and cash equivalents, beginning of period	281	364
Cash and cash equivalents, end of period	$477	$337

See accompanying notes to the consolidated financial statements (unaudited).

 Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 1, 2008 and August 3, 2007, and the results of operations for the three and six months ended August 1, 2008 and August 3, 2007, and cash flows for the six months ended August 1, 2008 and August 3, 2007.

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

Certain prior period amounts have been reclassified to conform to current classifications.  The previous accrued salaries and wages caption was replaced with a new caption, accrued compensation and employee benefits, on the consolidated balance sheets.  As part of this, certain prior period amounts were reclassified from other current liabilities into accrued compensation and employee benefits.

Note 2: Fair Value Measurements - Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date for one year for all nonrecurring fair value measurements of nonfinancial assets and liabilities.  As a result, the Company’s adoption of SFAS No. 157, effective February 2, 2008, is currently limited to financial assets and liabilities measured at fair value and other nonfinancial assets and liabilities measured at fair value on a recurring basis.  The Company elected a partial deferral under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating long-lived assets for impairment and liabilities for exit or disposal activities.

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

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective February 2, 2008.  SFAS No. 159 provides entities with an option to measure many financial instruments and certain other items at fair value, including available-for-sale securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under SFAS No. 159, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each reporting period.  Certain pre-existing financial instruments included in long-term investments in the consolidated balance sheet, for which the fair value option has been elected upon the adoption of SFAS No. 159, will now be reported as trading securities under SFAS No. 115.  Unrealized gains and losses on those trading securities were insignificant for the three and six months ended August 1, 2008.  Cash flows from purchases, sales and maturities of trading securities continue to be included in cash flows from investing activities on the consolidated statements of cash flows because the nature and purpose for which the securities were acquired has not changed as a result of the SFAS No. 159 election.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of August 1, 2008, classified by SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	August 1, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$338	$109	$229	$-
Trading securities	39	39	-	-
Long-term investments
Available-for-sale securities	798	-	798	-
Total investments	$1,175	$148	$1,027	$-

When available, quoted prices are used to determine fair value.  When quoted prices in active markets are available, investments are classified within Level 1 of the fair value hierarchy.  The Company’s Level 1 investments primarily consist of investments in money market and mutual funds.  When quoted prices in active markets are not available, fair values are determined using pricing models and the inputs to those pricing models are based on observable market inputs in active markets.  The inputs to the pricing models are typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others.  The Company’s Level 2 investments primarily consist of investments in municipal obligations.

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and installed sales program liabilities.  Restricted balances included in short-term investments were $194 million at August 1, 2008, $178 million at August 3, 2007, and $167 million at February 1, 2008.  Restricted balances included in long-term investments were $152 million at August 1, 2008, $102 million at August 3, 2007, and $172 million at February 1, 2008.

Note 4: Property - Property is shown net of accumulated depreciation of $8.2 billion at August 1, 2008, $6.8 billion at August 3, 2007, and $7.5 billion at February 1, 2008.

Note 5: Short-Term Borrowings - The Company has a Canadian dollar (C$) denominated credit agreement in the amount of C$200 million for the purpose of funding the build-out of retail stores and for working capital and other general corporate purposes in Canada.  Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit agreement.  The credit agreement contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the credit agreement.  The Company was in compliance with those covenants at August 1, 2008.  Three banking institutions are participating in the credit agreement.  As of August 1, 2008, there was C$194 million or the equivalent of $189 million outstanding under the credit agreement.  The weighted-average interest rate on the short-term borrowings was 3.26%.

Note 6: Long-Term Debt - On June 30, 2008, the Company redeemed for cash approximately $19 million principal amount, $14 million carrying amount, of its convertible notes issued in February 2001, which represented all remaining notes outstanding of such issue, at a price equal to the sum of the issuance price plus accrued original issue discount of such notes as of the redemption date ($730.71 per note).  During the first six months of 2008 and 2007, holders of an insignificant number of notes exercised their right to convert their notes into shares of the Company’s common stock at the rate of 32.896 shares per note.

On June 25, 2008, the Company completed a single open market repurchase of approximately $187 million principal amount, $164 million carrying amount, of its senior convertible notes issued in October 2001 at a price of $875.73 per note.  The Company subsequently redeemed on June 30, 2008 for cash approximately $392 million principal amount, $343 million carrying amount, of its senior convertible notes issued in October 2001, which represented all remaining notes outstanding of such issue, at a price equal to the sum of the issuance price plus accrued original issue discount of such notes as of the redemption date ($875.73 per note).  During the first six months of 2008 and 2007, holders of an insignificant number of notes exercised their right to convert their notes into shares of the Company’s common stock at the rate of 34.424 shares per note.

Upon redemption of these convertible notes, the Company recognized in selling, general and administrative expense (SG&A) a loss of approximately $8 million related to the unamortized debt issuance costs and underwriting discounts.

Note 7: Extended Warranties - Lowe’s sells separately-priced extended warranty contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term.  Extended warranty contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  Extended warranty deferred revenue is included in other liabilities (non-current) in the accompanying consolidated balance sheets.  Changes in deferred revenue for extended warranty contracts are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Extended warranty deferred revenue, beginning of period	$430	$343	$407	$315
Additions to deferred revenue	56	50	105	94
Deferred revenue recognized	(30)	(20)	(56)	(36)
Extended warranty deferred revenue, end of period	$456	$373	$456	$373

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term. Unamortized deferred costs associated with extended warranty contracts were $109 million and $85 million at August 1, 2008 and August 3, 2007, respectively, and are included in other assets (non-current) in the accompanying consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended warranty claims incurred is included in self-insurance liabilities in the accompanying consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Liability for extended warranty claims, beginning of period	$12	$9	$14	$10
Accrual for claims incurred	13	11	25	19
Claim payments	(8)	(2)	(22)	(11)
Liability for extended warranty claims, end of period	$17	$18	$17	$18

Note 8: Shareholders’ Equity - No common shares were repurchased under the share repurchase program during the first six months of fiscal 2008. The Company repurchased 45.7 million common shares under the share repurchase program during the first six months of fiscal 2007. The total cost of the share repurchases was $1.5 billion (of which $1.2 billion was recorded as a reduction in retained earnings, after capital in excess of par value was depleted).  As of August 1, 2008, the Company had remaining authorization through 2009 under the share repurchase program of $2.2 billion.

Note 9: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  For the three months ended August 1, 2008, both comprehensive income and net earnings totaled $0.9 billion. For the three months ended August 3, 2007, both comprehensive income and net earnings totaled $1.0 billion. For the six months ended August 1, 2008, both comprehensive income and net earnings totaled $1.5 billion. For the six months ended August 3, 2007, both comprehensive income and net earnings totaled $1.8 billion.

Note 10: Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the weighted-average shares of common stock as of the balance sheet date, as adjusted for the potential dilutive effect of share-based awards and convertible notes.  The following table reconciles earnings per share for the three and six months ended August 1, 2008 and August 3, 2007.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Basic earnings per share:
Net earnings	$938	$1,019	$1,545	$1,758
Weighted-average shares outstanding	1,455	1,490	1,454	1,500
Basic earnings per share	$0.64	$0.68	$1.06	$1.17
Diluted earnings per share:
Net earnings	$938	$1,019	$1,545	$1,758
Net earnings adjustment for interest on convertible notes, net of tax	-	1	1	2
Net earnings, as adjusted	$938	$1,020	$1,546	$1,760
Weighted-average shares outstanding	1,455	1,490	1,454	1,500
Dilutive effect of share-based awards	5	7	6	9
Dilutive effect of convertible notes	13	21	17	21
Weighted-average shares, as adjusted	1,473	1,518	1,477	1,530
Diluted earnings per share	$0.64	$0.67	$1.05	$1.15

Stock options to purchase 22.1 million and 8.0 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the three months ended August 1, 2008 and August 3, 2007, respectively. Stock options to purchase 18.0 million and 8.0 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the six months ended August 1, 2008 and August 3, 2007, respectively.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Long-term debt	$73	$54	$146	$109
Short-term borrowings	2	1	7	1
Capitalized leases	7	8	16	16
Interest income	(12)	(13)	(21)	(24)
Interest capitalized	(7)	(4)	(15)	(8)
Other	6	4	12	3
Interest - net	$69	$50	$145	$97

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 1, 2008	August 3, 2007
Cash paid for interest, net of amount capitalized	$161	$121
Cash paid for income taxes	$655	$876
Non-cash investing and financing activities:
Non-cash property acquisitions	$81	$48

Note 12: Recent Accounting Pronouncements - In June 2008, the Financial Accounting Standards Board (FASB) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 1, 2008 and August 3, 2007, and the related consolidated statements of current and retained earnings for the fiscal three and six-month periods then ended, and of cash flows for the fiscal six-month periods ended August 1, 2008 and August 3, 2007. These interim financial statements are the responsibility of the Company’s management.

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
September 3, 2008

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six month periods ended August 1, 2008 and August 3, 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 1, 2008	August 3, 2007	2008 vs. 2007	2008 vs. 2007
Net sales	100.00%	100.00%	N/A	2.4%
Gross margin	34.34	34.47	(13)	2.0
Expenses:
Selling, general and administrative	20.78	20.04	74	6.2
Store opening costs	0.14	0.18	(4)	(21.0)
Depreciation	2.63	2.35	28	14.7
Interest – net	0.47	0.35	12	37.1
Total expenses	24.02	22.92	110	7.3
Pre-tax earnings	10.32	11.55	(123)	(8.4)
Income tax provision	3.86	4.36	(50)	(9.2)
Net earnings	6.46%	7.19%	(73)	(8.0)%

EBIT margin (1)	10.80%	11.90%	(110)	(7.1)%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 1, 2008	August 3, 2007	2008 vs. 2007	2008 vs. 2007
Net sales	100.00%	100.00%	N/A	0.7%
Gross margin	34.50	34.71	(21)	0.1
Expenses:
Selling, general and administrative	21.65	20.97	68	3.9
Store opening costs	0.14	0.14	-	0.6
Depreciation	2.85	2.49	36	15.4
Interest – net	0.55	0.37	18	48.8
Total expenses	25.19	23.97	122	5.8
Pre-tax earnings	9.31	10.74	(143)	(12.7)
Income tax provision	3.49	4.07	(58)	(13.5)
Net earnings	5.82%	6.67%	(85)	(12.1)%

EBIT margin (1)	9.86%	11.11%	(125)	(10.6)%

	Three Months Ended		Six Months Ended
Other metrics:	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
Comparable store sales changes (2)	(5.3)%	(2.6)%	(6.7)%	(4.4)%
Customer transactions (in millions)	217	207	398	385
Average ticket (3)	$66.95	$68.47	$66.62	$68.35
At end of period:
Number of stores	1,577	1,424
Sales floor square feet (in millions)	179	162
Average store size selling square feet (in thousands) (4)	113	113

(1) We define EBIT margin as earnings before interest and taxes as a percentage of sales (operating margin).
 (2) We define a comparable store as a store that has been open longer than 13 months.  A store that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated store must then remain open longer than 13 months to be considered comparable.

(3) We define average ticket as net sales divided by number of customer transactions.
(4) We define average store size selling square feet as sales floor square feet divided by the number of stores open at the end of the period.

Our employees focused on taking care of customers and capitalizing on opportunity in order to deliver better than anticipated results for the quarter in a difficult economic environment.

Contributing to our better than expected results was relative strength in many of our seasonal and outdoor products and continued stability in repair and maintenance products.  Also aiding sales in the quarter was the positive impact of the fiscal stimulus tax rebates.  However, the sales environment remains challenging and we anticipate that it will continue to be so into 2009.  Broad-based declines in home prices, rising mortgage delinquencies and foreclosures, increasing inventory of unsold homes, tight credit markets and rising mortgage rates, as well as rising unemployment all suggest continued pressure on home improvement consumers.  Nearly 90% of our stores are located in markets experiencing housing price declines.  Until we see improvement in our core categories and larger ticket items, we will continue to take a cautious and measured approach to managing our business.

We have a heightened focus on maximizing every customer interaction to drive sales while improving customer service.  Project selling to the do-it-yourself customer has always been a priority for Lowe’s.  We continue to look for ways to maximize all opportunities to sell complete projects.  Earlier this year we rolled out a related item selling report to our stores.  This tool helps us sharpen our focus on project selling and consistently offer customers all the supplies needed to successfully complete their projects.  By selling the entire project, we have the opportunity to increase sales while providing the customer with a one-stop shopping experience.  In addition, we continually assess customer service using our “Customer-Focused” program which measures each store’s performance relative to five key components of customer satisfaction including: selling skills, delivery, installed sales, checkout and phone answering.  Our customer service scores for the second quarter of 2008 increased in all five categories compared to the second quarter of 2007.

As a result of our customer-focused efforts and product and service offerings, our solid market share gains continued this quarter.  According to third-party estimates, we gained unit market share in 17 of our 20 product categories in the second calendar quarter versus the same period last year and gained 120 basis points of unit market share for the total store.  We also saw improvement in our draw rate, or the number of times that we were in the consideration set of customers buying the products we sell, in 17 of our 20 product categories.  We have plans in place to continue to capture profitable market share, as well as capitalize on the opportunities created by the changing competitive landscape in our industry.

Net Sales - The increase in sales for both the quarter and six months ended August 1, 2008 was driven by our store expansion program, which added 153 net new stores during the last four quarters.   Although total customer transactions increased 4.7% compared to the second quarter of 2007, average ticket decreased 2.2% to $66.95. Comparable store sales declined 5.3% for the quarter and 6.7% for the first half of 2008.  Comparable store customer transactions decreased 2.7% compared to the second quarter of 2007 and comparable store average ticket decreased 2.6%.  Based on external estimates of spending within the home improvement channel and our own consumer surveys, we believe the fiscal stimulus tax rebates benefited comparable store sales for the quarter by 100 to 150 basis points.

Rough plumbing and nursery, two of our 20 product categories, generated comparable store sales increases for the second quarter.  Our increase in comparable store sales in rough plumbing was driven by solid sales in air filtration products, pumps and tanks, water treatment and HVAC controls, as well as commodity price inflation in copper and resin products.  Seasonable weather in the second quarter of 2008 helped drive nursery sales as consumers took on small projects to enhance the appearance of their outdoor space.  Additionally, as homeowners repaired damage caused by last year’s drought and continued to do routine lawn maintenance, we experienced better than average comparable store sales in lawn & landscape products and outdoor power equipment.  Other categories that performed above our average comparable store sales change for the second quarter included building materials, hardware, paint, flooring, appliances and home environment.  In addition, walls & windows and seasonal living performed at approximately our average comparable store sales change.

Consumers remain cautious about taking on larger discretionary projects, as evidenced by a comparable store sales decline in big ticket products.  We did achieve an increase in comparable store sales for Installed Sales, however, for the first time in several quarters.  Installed Sales experienced total sales growth of 9.8% and a comparable store sales increase of 1.1%.

Although there was some weakness in Special Order Sales, we experienced total sales growth of 4.6% driven by special order window treatments and carpet.  Comparable store Special Order Sales declined 3.3%, but performed above our average comparable store sales change.  Commercial Business Customer sales outperformed our average for the quarter, which indicated that our targeted marketing programs and products resonated with the commercial customer.  Although sales remained soft in lumber and commodities, we continued to focus on property management where the day-to-day repair business remained strong.

We continued to experience a wide range of comparable store sales performance from a geographic market perspective in the second quarter.  Markets in the western U.S., Florida, the Gulf Coast and certain areas of the Northeast experienced double-digit declines in comparable store sales during the second quarter.  These areas include some of the markets most pressured by the declining housing market and reduced our comparable store sales by approximately 300 basis points for the quarter.  Contrasting those markets, we continued to see solid sales performance in our Texas and Oklahoma markets, along with solid results in the Ohio Valley and parts of the upper Midwest during the second quarter of 2008.  These better performing markets had a positive impact on total company comparable store sales of approximately 225 basis points for the quarter.

Gross Margin - In the second quarter, we experienced a 13 basis point decline in gross margin as a percentage of sales from the second quarter of 2007.  The decrease was primarily driven by our carpet installation promotion, which negatively impacted gross margin by approximately 20 basis points.  In addition, vendor price increases in a number of product categories negatively impacted gross margin by approximately 10 basis points.  Higher fuel costs and de-leverage in distribution fixed costs also negatively impacted gross margin by approximately 10 basis points.  The de-leverage from these factors was partially offset by a positive impact of 13 basis points from lower inventory shrink and eight basis points from the mix of products sold.

The decrease in gross margin as a percentage of sales for the first six months of 2008 compared to 2007 was attributable to the same factors that contributed to the decrease in gross margin in the second quarter of 2008.

SG&A - SG&A de-leveraged 74 basis points in the second quarter of 2008 versus the prior year, driven by de-leverage of 32 basis points in store payroll.  As sales per store declined, additional stores were hitting the minimum staffing hours threshold, which increased the proportion of fixed to total payroll.  We also experienced de-leverage of approximately 20 basis points in fixed expenses, such as rent, property taxes and utilities, as a result of the weak sales environment.  In addition, we experienced de-leverage of 18 basis points in bonus expense as we attained higher achievement of performance targets this year versus missing many of our performance targets in the first half of 2007.  We also saw de-leverage related to our proprietary credit programs due to higher losses than in the prior year.  Our expense de-leverage was partially offset by leverage in store service and advertising expense in the quarter.

The increase in SG&A as a percentage of sales for the first six months was similarly driven by de-leverage in store payroll and fixed expenses, such as rent, property taxes and utilities, as a result of softer sales, as well as de-leverage in bonus expense.  Our expense de-leverage was partially offset by leverage in store service expense.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $21 million and $26 million in the second quarters of 2008 and 2007, respectively.  Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings.  We opened 23 new stores in the second quarter of 2008, compared to the opening of 26 stores (24 new and two relocated) in the second quarter of 2007.  Store opening costs for stores opened during the second quarter of 2008 and 2007 averaged approximately $0.7 million and $0.8 million per store, respectively.

Store opening costs of $38 million for each of the first six months of 2008 and 2007, were associated with the opening of 43 new stores in 2008, compared to 41 stores (39 new and two relocated) in 2007.  Store opening costs for stores opened during each of the first six months of 2008 and 2007 averaged approximately $0.8 million per store.

Depreciation - The de-leverage in depreciation for the three and six month periods ended August 1, 2008 was driven by the addition of 153 net new stores over the past four quarters and negative comparable store sales.  Property, less accumulated depreciation, totaled $22.1 billion at August 1, 2008, an increase of 11.3% from $19.8 billion at August 3,

2007.  At August 1, 2008, we owned 87% of our stores, compared to 86% at August 3, 2007, which includes stores on leased land.

Interest - The de-leverage in interest expense for the three and six month periods ended August 1, 2008 was primarily due to additional expense as a result of the September 2007 $1.3 billion debt issuance.

Income Tax Provision - Our effective income tax rate was 37.4% and 37.5% for the three and six month periods ended August 1, 2008, respectively, and 37.7% and 37.8% for the three and six month periods ended August 3, 2007, respectively.  Our effective income tax rate was 37.7% for fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our primary sources of liquidity are cash flows from operating activities and our $1.75 billion senior credit facility that expires in June 2012.  Net cash provided by operating activities totaled $3.9 billion and $3.1 billion for the six month periods ended August 1, 2008 and August 3, 2007, respectively.  The change in cash flows from operating activities was primarily the result of focused inventory management and continued efforts to improve payment terms.

The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution center and information technology infrastructure. Cash acquisitions of property were $1.6 billion and $1.7 billion for the six month periods ended August 1, 2008 and August 3, 2007, respectively. At August 1, 2008, we operated 1,577 stores in the United States and Canada with 179 million square feet of retail selling space, representing a 10.5% increase over the retail selling space at August 3, 2007.

Net cash used in financing activities was $1.6 billion and $1.1 billion for the six month periods ended August 1, 2008 and August 3, 2007, respectively.  The change in cash flows from financing activities was primarily driven by an $873 million net decrease in short-term borrowings as a result of the repayment of $1.0 billion in commercial paper during the first six months of 2008 as compared to a $532 million net increase in short-term borrowings during the first six months of 2007.  The change was also attributable to the redemption in June 2008 of our convertible notes issued in February 2001 and our senior convertible notes issued in October 2001.  These uses of cash were partially offset by a $1.4 billion decrease in share repurchases as compared to the first six months of 2007.  The ratio of debt to equity plus debt was 23.1%, 23.6% and 29.3% as of August 1, 2008, August 3, 2007, and February 1, 2008, respectively.

Sources of Liquidity

The senior credit facility supports our commercial paper and revolving credit programs.  Borrowings made under the senior credit facility are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the senior credit facility. The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility. We were in compliance with all covenants at August 1, 2008.  Eighteen banking institutions are participating in the senior credit facility.  As of August 1, 2008, there were no outstanding borrowings under the senior credit facility.  In addition, we had no commercial paper outstanding as of August 1, 2008.

The Canadian dollar (C$) denominated credit agreement in the amount of C$200 million was established for the purpose of funding the build-out of retail stores and for working capital and other general corporate purposes in Canada.  Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit agreement.  The credit agreement contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the credit agreement.  We were in compliance with all covenants at August 1, 2008.  Three banking institutions are participating in the credit agreement.  As of August 1, 2008, there was C$194 million or the equivalent of $189 million outstanding under the credit agreement.  The weighted-average interest rate on the short-term borrowings was 3.26%.

We also have a C$ denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted facility provides us with the ability to make unsecured borrowings, which are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of August 1, 2008, there were no borrowings outstanding under the credit facility.

Cash Requirements

Capital Expenditures

Our initial 2008 capital forecast was approximately $4.2 billion, inclusive of approximately $350 million of lease commitments, resulting in a planned net cash outflow of $3.8 billion in 2008.  As of the end of the second quarter of 2008, we expect that net cash outflow will be approximately $3.6 billion. Approximately 80% of this expected commitment is for store expansion.  Expansion plans for 2008 consist of approximately 120 new stores, increasing our total sales floor square footage by 7% to 8% for the year.  All of the 2008 projects will be owned, including approximately 30% that will be ground-leased properties.

As of August 1, 2008, we owned and operated 13 regional distribution centers (RDCs).  We plan to start operations at our next RDC in Pittston, Pennsylvania in the fourth quarter of 2008.  As of August 1, 2008, we also operated 15 flatbed distribution centers (FDCs) for the handling of lumber, building materials and other long-length items.  We owned 13 and leased two of these FDCs.

Debt and Capital

On June 30, 2008, we redeemed for cash approximately $19 million principal amount, $14 million carrying amount, of our convertible notes issued in February 2001, which represented all remaining notes outstanding of such issue, at a price equal to the sum of the issuance price plus accrued original issue discount of such notes as of the redemption date ($730.71 per note).  From their issuance through the redemption, principal amounts of $986 million, or approximately 98%, of our February 2001 convertible notes had converted from debt to equity.  Insignificant amounts were converted during the first six months of 2008 and 2007.

On June 25, 2008, we completed a single open market repurchase of approximately $187 million principal amount, $164 million carrying amount, of our senior convertible notes issued in October 2001 at a price of $875.73 per note.  We subsequently redeemed on June 30, 2008 for cash approximately $392 million principal amount, $343 million carrying amount, of our senior convertible notes issued in October 2001, which represented all remaining notes outstanding of such issue, at a price equal to the sum of the issuance price plus accrued original issue discount of such notes as of the redemption date ($875.73 per note).  From their issuance through the redemption, an insignificant amount of the senior convertible notes had converted from debt to equity.

Our debt ratings at August 1, 2008, were as follows:

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

During the first six months of 2008, there were no share repurchases under the share repurchase program. As of August 1, 2008, we had remaining authorization through 2009 under the share repurchase program of $2.2 billion.  Our current outlook does not assume any share repurchases for 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

On June 30, 2008, we redeemed all remaining notes outstanding of our convertible notes issued in February 2001 and our senior convertible notes issued in October 2001, as further described in Note 6 to the consolidated financial statements (unaudited) contained herein.

	Payments Due by Period
Contractual Obligations		Less than	1-3	4-5	After 5
(In millions)	Total	1 year	years	years	years
Long-term debt (principal and interest amounts, excluding discount)	$9,400	$295	$1,061	$1,040	$7,004

There have been no other significant changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of 2007. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

COMPANY OUTLOOK

Third Quarter

As of August 18, 2008, the date of our second quarter 2008 earnings release, we expected to open approximately 38 new stores during the third quarter of 2008, which ends on October 31, 2008, reflecting square footage growth of approximately 10%. We expected total sales to increase 1% to 2% and comparable store sales to decline 5% to 7%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline approximately 290 basis points.  In addition, store opening costs were expected to be approximately $34 million. Diluted earnings per share of $0.27 to $0.31 were expected for the third quarter.  All comparisons are with the third quarter of fiscal 2007.

Fiscal 2008

As of August 18, 2008, the date of our second quarter 2008 earnings release, we expected to open approximately 120 new stores during fiscal 2008, which ends on January 30, 2009, reflecting total square footage growth of 7% to 8%. Total sales were expected to increase approximately 1% for the year. Comparable store sales were expected to decline 6% to 7%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline approximately 180 basis points.  We expected store opening costs to be approximately $97 million.  Diluted earnings per share of $1.48 to $1.56 were expected for fiscal 2008.  All comparisons are with fiscal 2007.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income and consumer spending, declining housing turnover, the availability of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to:  (i) respond to adverse trends in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory developments; and (viii) respond to unanticipated weather conditions that could adversely affect sales.  For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2008, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended August 1, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on May 30, 2008.

(b)	Directors elected at the meeting were: Robert A. Ingram, Robert L. Johnson, and Richard K. Lochridge.

Incumbent Directors whose terms expire in subsequent years are: Peter C. Browning, Marshall O. Larsen, Stephen F. Page, O. Temple Sloan, Jr., David W. Bernauer, Leonard L. Berry, Dawn E. Hudson and Robert A. Niblock.

(c)	The matters voted upon at the meeting and the results of the voting were as follows:

(1)	Election of Directors:

	CLASS	TERM EXPIRING	FOR	WITHHELD
Robert A. Ingram	I	2011	1,289,312,322	62,452,627
Robert L. Johnson	I	2011	1,327,677,152	24,087,796
Richard K. Lochridge	I	2011	1,330,894,150	20,870,798

(2)	Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2008 Fiscal Year:

FOR	AGAINST	ABSTAIN
1,331,701,110	8,007,141	12,056,695

(3) Approval of the Amendment to the Lowe’s Companies, Inc. Articles of Incorporation Eliminating Classified Structure of Board of Directors:

FOR	AGAINST	ABSTAIN
1,326,934,631	11,219,319	13,610,997

(4) Shareholder Proposal Entitled “Supermajority Vote Requirements”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
818,873,282	338,655,736	14,569,559	179,666,371

(5) Shareholder Proposal Entitled “Executive Compensation Plan”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
216,323,480	925,945,676	29,829,418	179,666,374

Item 6. - Exhibits

Exhibit 3.1 - Restated and Amended Charter

Exhibit 10.1 - Form of the Company’s Management Continuity Agreement for Tier I Senior Officers

Exhibit 10.2 - Form of the Company’s Management Continuity Agreement for Tier II Senior Officers

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

LOWE'S COMPANIES, INC.

September 3, 2008 Date	/s/Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated and Amended Charter

10.1	Form of the Company’s Management Continuity Agreement for Tier I Senior Officers

10.2	Form of the Company’s Management Continuity Agreement for Tier II Senior Officers

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002