Form 10-Q
period 2008-10-31
LOWES COMPANIES INC
filed 2008-12-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

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

(704) 758-1000
(Registrant's telephone number, including area code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 28, 2008
Common Stock, $.50 par value	1,469,449,361

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

	(Unaudited)	(Unaudited)
	October 31, 2008	November 2, 2007	February 1, 2008
Assets

Current assets:
Cash and cash equivalents	$322	$336	$281
Short-term investments (includes $33 million of trading
securities at October 31, 2008)	445	231	249
Merchandise inventory - net	8,327	7,775	7,611
Deferred income taxes - net	230	241	247
Other current assets	197	193	298

Total current assets	9,521	8,776	8,686

Property, less accumulated depreciation	22,602	20,755	21,361
Long-term investments	466	333	509
Other assets	440	325	313

Total assets	$33,029	$30,189	$30,869

Liabilities and shareholders' equity

Current liabilities:
Short-term borrowings	$249	$16	$1,064
Current maturities of long-term debt	34	35	40
Accounts payable	4,831	3,895	3,713
Accrued compensation and employee benefits	516	512	467
Self-insurance liabilities	723	653	671
Deferred revenue	748	793	717
Other current liabilities	1,330	1,288	1,079

Total current liabilities	8,431	7,192	7,751

Long-term debt, excluding current maturities	5,044	5,580	5,576
Deferred income taxes - net	751	615	670
Other liabilities	846	748	774

Total liabilities	15,072	14,135	14,771

Shareholders' equity:
Preferred stock - $5 par value, none issued	-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
October 31, 2008 1,467
November 2, 2007 1,470
February 1, 2008 1,458	734	735	729
Capital in excess of par value	215	20	16
Retained earnings	17,012	15,281	15,345
Accumulated other comprehensive (loss) income	(4)	18	8

Total shareholders' equity	17,957	16,054	16,098

Total liabilities and shareholders' equity	$33,029	$30,189	$30,869

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
	October 31, 2008		November 2, 2007		October 31, 2008		November 2, 2007
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,728	100.00	$11,565	100.00	$38,246	100.00	$37,904	100.00

Cost of sales	7,743	66.02	7,601	65.73	25,113	65.66	24,798	65.42

Gross margin	3,985	33.98	3,964	34.27	13,133	34.34	13,106	34.58

Expenses:

Selling, general and administrative	2,726	23.23	2,503	21.63	8,464	22.13	8,026	21.17

Store opening costs	31	0.27	41	0.36	70	0.18	79	0.21

Depreciation	385	3.29	340	2.94	1,142	2.99	995	2.63

Interest - net	65	0.56	50	0.43	210	0.55	148	0.39

Total expenses	3,207	27.35	2,934	25.36	9,886	25.85	9,248	24.40

Pre-tax earnings	778	6.63	1,030	8.91	3,247	8.49	3,858	10.18

Income tax provision	290	2.47	387	3.35	1,214	3.17	1,457	3.85

Net earnings	$488	4.16	$643	5.56	$2,033	5.32	$2,401	6.33

Weighted average shares outstanding - basic	1,459		1,470		1,456		1,490

Basic earnings per share	$0.33		$0.44		$1.40		$1.61

Weighted average shares outstanding - diluted	1,464		1,497		1,473		1,519

Diluted earnings per share	$0.33		$0.43		$1.38		$1.58

Cash dividends per share	$0.085		$0.080		$0.250		$0.210

Retained Earnings
Balance at beginning of period	$16,648		$15,210		$15,345		$14,860
Cumulative effect adjustment[1]	-		-		-		(8)
Net earnings	488		643		2,033		2,401
Cash dividends	(124)		(118)		(366)		(312)
Share repurchases	-		(454)		-		(1,660)
Balance at end of period	$17,012		$15,281		$17,012		$15,281

[1] The Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes", effective February 3, 2007.

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 31, 2008	November 2, 2007
Cash flows from operating activities:
Net earnings	$2,033	$2,401
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,232	1,069
Deferred income taxes	99	(42)
Loss on property and other assets	48	33
Loss on redemption of long-term debt	8	-
Share-based payment expense	79	69
Changes in operating assets and liabilities:
Merchandise inventory - net	(725)	(630)
Other operating assets	77	43
Accounts payable	1,124	368
Other operating liabilities	383	474
Net cash provided by operating activities	4,358	3,785

Cash flows from investing activities:
Purchases of short-term investments	(179)	(592)
Proceeds from sale/maturity of short-term investments	265	853
Purchases of long-term investments	(1,097)	(1,286)
Proceeds from sale/maturity of long-term investments	837	1,057
Increase in other long-term assets	(53)	(20)
Property acquired	(2,539)	(2,912)
Proceeds from sale of property and other long-term assets	26	51
Net cash used in investing activities	(2,740)	(2,849)

Cash flows from financing activities:
Net decrease in short-term borrowings	(786)	(9)
Proceeds from issuance of long-term debt	13	1,294
Repayment of long-term debt	(564)	(89)
Proceeds from issuance of common stock under employee stock purchase plan	39	40
Proceeds from issuance of common stock from stock options exercised	94	58
Cash dividend payments	(366)	(312)
Repurchase of common stock	(8)	(1,950)
Excess tax benefits of share-based payments	1	4
Net cash used in financing activities	(1,577)	(964)

Net increase (decrease) in cash and cash equivalents	41	(28)
Cash and cash equivalents, beginning of period	281	364
Cash and cash equivalents, end of period	$322	$336

See accompanying notes to the consolidated financial statements (unaudited).

 Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of October 31, 2008 and November 2, 2007, and the results of operations for the three and nine months ended October 31, 2008 and November 2, 2007, and cash flows for the nine months ended October 31, 2008 and November 2, 2007.

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
The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective February 2, 2008.  SFAS No. 159 provides entities with an option to measure many financial instruments and certain other items at fair value, including available-for-sale securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Under SFAS No. 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting period.  Certain pre-existing financial instruments included in long-term investments in the consolidated balance sheet, for which the fair value option has been elected upon the adoption of SFAS No. 159, will now be reported as trading securities under SFAS No. 115.  For the three and nine months ended October 31, 2008, unrealized losses on those trading securities were $8 million and $11 million, respectively, and were included in selling, general and administrative (SG&A) expense.  Cash flows from purchases, sales and maturities of trading securities continue to be included in cash flows from investing activities on the consolidated statements of cash flows because the nature and purpose for which the securities were acquired has not changed as a result of the SFAS No. 159 election.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of October 31, 2008, classified by SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	October 31, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$412	$122	$290	$-
Trading securities	33	33	-	-
Long-term investments
Available-for-sale securities	466	-	466	-
Total investments	$911	$155	$756	$-

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

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and installed sales program liabilities.  Restricted balances included in short-term investments were $227 million at October 31, 2008, $154 million at November 2, 2007, and $167 million at February 1, 2008.  Restricted balances included in long-term investments were $119 million at October 31, 2008, $128 million at November 2, 2007, and $172 million at February 1, 2008.

Note 4: Property - Property is shown net of accumulated depreciation of $8.5 billion at October 31, 2008, $7.1 billion at November 2, 2007, and $7.5 billion at February 1, 2008.

Note 5: Short-Term Borrowings - The Company has a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility supports the Company’s commercial paper and revolving credit programs.  Borrowings made under the senior credit facility are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  The Company was in compliance with those covenants at October 31, 2008.  Eighteen banking institutions are participating in the senior credit facility.  As of October 31, 2008, there was $60 million outstanding under the commercial paper program and the weighted-average interest rate on the outstanding commercial paper was 1.03%.  As of November 2, 2007, there were no outstanding borrowings under the senior credit facility or under the commercial paper program.  As of February 1, 2008, there was $1.0 billion outstanding under the commercial paper program and the weighted-average interest rate on the outstanding commercial paper was 3.92%.

The Company has a Canadian dollar (C$) denominated credit agreement in the amount of C$200 million that expires in January 2009.  The agreement was established for the purpose of funding the construction of retail stores and for working capital and other general corporate purposes in Canada.  Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit agreement.  The credit agreement contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the credit agreement.  The Company was in compliance with those covenants at October 31, 2008.  Three banking institutions are participating in the credit agreement.  As of October 31, 2008, there was C$200 million or the equivalent of $165 million outstanding under the credit agreement and the weighted-average interest rate on the short-term borrowings was 3.18%.  As of November 2, 2007, there were no borrowings outstanding under the credit agreement.  As of February 1, 2008, there was C$60 million or the equivalent of $60 million outstanding under the credit agreement and the weighted-average interest rate on the short-term borrowings was 5.75%.

The Company also has a C$ denominated credit facility in the amount of C$50 million, which provides revolving credit support for the Company’s Canadian operations.  This uncommitted facility provides the Company with the ability to make unsecured borrowings, which are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of October 31, 2008, there was C$29 million or the equivalent of $24 million outstanding under the credit facility and the weighted-average interest rate on the short-term borrowings was 2.90%.  As of November 2, 2007, there was C$15 million or the equivalent of $16 million outstanding under the credit facility and the weighted-average interest rate on the short-term borrowings was 4.84%.  As of February 1, 2008, there were no borrowings outstanding under the credit facility.

Note 6: Long-Term Debt - On June 30, 2008, the Company redeemed for cash approximately $19 million principal amount, $14 million carrying amount, of its convertible notes issued in February 2001, which represented all remaining notes outstanding of such issue, at a price equal to the sum of the issuance price plus accrued original issue discount of such notes as of the redemption date ($730.71 per note).  During 2008, prior to the redemption, holders of an insignificant number of notes exercised their right to convert their notes into shares of the Company’s common stock at the rate of 32.896 shares per note.  During the first nine months of 2007, holders of $18 million principal amount, $13 million carrying amount, of notes issued in February 2001 exercised their right to convert the notes into approximately 591,000 shares of the Company’s common stock at the rate of 32.896 shares per note.

On June 25, 2008, the Company completed a single open market repurchase of approximately $187 million principal amount, $164 million carrying amount, of its senior convertible notes issued in October 2001 at a price of $875.73 per note.  The Company subsequently redeemed on June 30, 2008 for cash approximately $392 million principal amount, $343 million carrying amount, of its senior convertible notes issued in October 2001, which represented all remaining notes outstanding of such issue, at a price equal to the sum of the issuance price plus accrued original issue discount of such notes as of the redemption date ($875.73 per note).  During 2008, prior to the redemption, as well as during the first nine months of 2007, holders of an insignificant number of notes exercised their right to convert their notes into shares of the Company’s common stock at the rate of 34.424 shares per note.

Upon redemption of these convertible notes, the Company recognized in SG&A expense a loss of approximately $8 million related to the unamortized debt issuance costs and underwriting discounts.

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

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2008	November 2, 2007	October 31, 2008	November 2, 2007
Extended warranty deferred revenue, beginning of period	$456	$373	$407	$315
Additions to deferred revenue	45	42	150	136
Deferred revenue recognized	(32)	(23)	(88)	(59)
Extended warranty deferred revenue, end of period	$469	$392	$469	$392

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Unamortized deferred costs associated with extended warranty contracts were $116 million and $88 million at October 31, 2008 and November 2, 2007, respectively, and are included in other assets (non-current) in the accompanying consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses, are expensed as incurred.

The liability for extended warranty claims incurred is included in self-insurance liabilities in the accompanying consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2008	November 2, 2007	October 31, 2008	November 2, 2007
Liability for extended warranty claims, beginning of period	$17	$18	$14	$10
Accrual for claims incurred	15	17	40	36
Claim payments	(13)	(9)	(35)	(20)
Liability for extended warranty claims, end of period	$19	$26	$19	$26

Note 8: Shareholders’ Equity - No common shares were repurchased under the share repurchase program during the first nine months of fiscal 2008.  The Company repurchased 62.3 million common shares under the share repurchase program during the first nine months of fiscal 2007.  The total cost of the share repurchases was $2.0 billion (of which $1.7 billion was recorded as a reduction in retained earnings, after capital in excess of par value was depleted).  As of October 31, 2008, the Company had remaining authorization through 2009 under the share repurchase program of $2.2 billion.

Note 9: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  For the three months ended October 31, 2008, both comprehensive income and net earnings totaled $0.5 billion.  For the three months ended November 2, 2007, comprehensive income totaled $0.7 billion and net earnings totaled $0.6 billion.  For the nine months ended October 31, 2008, both comprehensive income and net earnings totaled $2.0 billion.  For the nine months ended November 2, 2007, both comprehensive income and net earnings totaled $2.4 billion.

Note 10: Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing the applicable net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the weighted-average shares of common stock as of the balance sheet date, as adjusted for the potential dilutive effect of share-based awards and convertible notes.  The following table reconciles earnings per share for the three and nine months ended October 31, 2008 and November 2, 2007.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 31, 2008	November 2, 2007	October 31, 2008	November 2, 2007
Basic earnings per share:
Net earnings	$488	$643	$2,033	$2,401
Weighted-average shares outstanding	1,459	1,470	1,456	1,490
Basic earnings per share	$0.33	$0.44	$1.40	$1.61
Diluted earnings per share:
Net earnings	$488	$643	$2,033	$2,401
Net earnings adjustment for interest on convertible notes, net of tax	-	-	2	2
Net earnings, as adjusted	$488	$643	$2,035	$2,403
Weighted-average shares outstanding	1,459	1,470	1,456	1,490
Dilutive effect of share-based awards	5	7	6	8
Dilutive effect of convertible notes	-	20	11	21
Weighted-average shares, as adjusted	1,464	1,497	1,473	1,519
Diluted earnings per share	$0.33	$0.43	$1.38	$1.58

Stock options to purchase 19.4 million and 7.9 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the three months ended October 31, 2008 and November 2, 2007, respectively.  Stock options to purchase 17.8 million and 7.9 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the nine months ended October 31, 2008 and November 2, 2007, respectively.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2008	November 2, 2007	October 31, 2008	November 2, 2007
Long-term debt	$73	$65	$219	$174
Short-term borrowings	2	3	9	4
Capitalized leases	7	8	24	24
Interest income	(11)	(10)	(32)	(34)
Interest capitalized	(10)	(22)	(25)	(30)
Other	4	6	15	10
Interest - net	$65	$50	$210	$148

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 31, 2008	November 2, 2007
Cash paid for interest, net of amount capitalized	$287	$199
Cash paid for income taxes	$952	$1,336
Non-cash investing and financing activities:
Non-cash property acquisitions	$185	$125
Conversions of long-term debt to equity	$1	$13

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 31, 2008 and November 2, 2007, and the related consolidated statements of current and retained earnings for the fiscal three and nine-month periods then ended, and of cash flows for the fiscal nine-month periods ended October 31, 2008 and November 2, 2007. These consolidated interim financial statements are the responsibility of the Company’s management.

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
December 2, 2008

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine month periods ended October 31, 2008 and November 2, 2007.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2008 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report that have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

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

EXECUTIVE OVERVIEW

The third quarter of 2008 continued to be a difficult operating environment for our industry due to numerous external factors weighing on home improvement sales.  The pressures on the consumer have intensified as unemployment has risen, equity markets have declined, and concerns about the broader economy have grown.  These factors, combined with falling home prices and tight credit markets, suggest continued pressure on home improvement consumers in the near term.  We continue to see the greatest sales weakness in bigger ticket discretionary products, and the weakness is most pronounced in areas hardest hit by the housing slowdown.  In contrast, hurricane preparation and recovery spending had a positive impact on comparable store sales in the third quarter.  Also, our outdoor categories benefited from more seasonable weather as compared to last year’s drought conditions in many parts of the U.S.  However, since the balance of the macro-economic factors that impact our business remains unfavorable, we will continue to take a cautious approach to ensure that we are well positioned to capitalize on opportunities as they develop.

Despite the challenging sales environment and soft demand for discretionary projects, we continue to gain market share, which is a function of our commitment to service and our ability to capitalize on the evolving competitive landscape.  According to third-party estimates, we gained unit market share in 13 of our 20 product categories in the third calendar quarter versus the same period last year.  We continue to use our rolling 18-month promotional calendar to support our marketing program that highlights basic home improvement projects that consumers are doing to maintain their homes.  We remain focused on our Everyday Low Price strategy, which we will continue to emphasize going forward.  We strive to balance our cost cutting efforts with our commitment to customer service.  Our third quarter customer focus scores show an improvement in customer service and satisfaction, even though we were reducing payroll in response to decreased sales.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 31, 2008	November 2, 2007	2008 vs. 2007	2008 vs. 2007
Net sales	100.00%	100.00%	N/A	1.4%
Gross margin	33.98	34.27	(29)	0.5
Expenses:
Selling, general and administrative	23.23	21.63	160	8.9
Store opening costs	0.27	0.36	(9)	(23.5)
Depreciation	3.29	2.94	35	13.5
Interest - net	0.56	0.43	13	30.0
Total expenses	27.35	25.36	199	9.3
Pre-tax earnings	6.63	8.91	(228)	(24.5)
Income tax provision	2.47	3.35	(88)	(25.4)
Net earnings	4.16%	5.56%	(140)	(24.0)%

EBIT margin (1)	7.19%	9.34%	(215)	(22.0)%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 31, 2008	November 2, 2007	2008 vs. 2007	2008 vs. 2007
Net sales	100.00%	100.00%	N/A	0.9%
Gross margin	34.34	34.58	(24)	0.2
Expenses:
Selling, general and administrative	22.13	21.17	96	5.5
Store opening costs	0.18	0.21	(3)	(11.9)
Depreciation	2.99	2.63	36	14.8
Interest - net	0.55	0.39	16	42.4
Total expenses	25.85	24.40	145	6.9
Pre-tax earnings	8.49	10.18	(169)	(15.8)
Income tax provision	3.17	3.85	(68)	(16.7)
Net earnings	5.32%	6.33%	(101)	(15.3)%

EBIT margin (1)	9.04%	10.57%	(153)	(13.7)%

	Three Months Ended		Nine Months Ended
Other metrics:	October 31, 2008	November 2, 2007	October 31, 2008	November 2, 2007
Comparable store sales changes (2)	(5.9)%	(4.3)%	(6.5)%	(4.3)%
Customer transactions (in millions)	179	173	577	558
Average ticket (3)	$65.64	$66.95	$66.32	$67.92
At end of period:
Number of stores	1,616	1,464
Sales floor square feet (in millions)	183	166
Average store size selling square feet (in thousands) (4)	113	113

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

Net Sales - The increase in sales for both the quarter and nine months ended October 31, 2008 was driven by our store expansion program, which added 152 net new stores during the last four quarters.   Although total customer transactions increased 3.4% compared to the third quarter of 2007, average ticket decreased 2.0% to $65.64.  Comparable store sales declined 5.9% for the quarter and 6.5% for the first nine months of 2008.  Comparable store customer transactions decreased 3.5% compared to the third quarter of 2007 and comparable store average ticket decreased 2.3%.  Hurricane preparation and recovery spending had a positive impact on our comparable store sales in the third quarter of 2008 of approximately 100 basis points.  In addition, seasonable weather as compared to last year’s drought conditions in many parts of the U.S. positively impacted comparable store sales by approximately 50 basis points during the quarter.

The demand for hurricane related products resulted in comparable store sales increases in building materials and outdoor power equipment and an above average comparable store sales change in lumber.  Hurricane related demand also resulted in an above average comparable store sales change in our hardware category primarily driven by demand for flashlights and batteries.  In addition, favorable comparisons due to last year’s drought contributed to a comparable store sales increase in nursery and an above average comparable store sales change in lawn & landscape for the third quarter.  Also, consumers’ efforts to make their homes more energy-efficient in preparation for winter resulted in an increase in seasonal living comparable store sales, primarily driven by demand for seasonal heating products, as well as an above average comparable store sales change in our rough plumbing category, primarily driven by demand for air filters and programmable thermostats.  Finally, the continued willingness of homeowners to take on smaller projects to improve their outdoor space and maintain their homes contributed to the comparable store sales increase in nursery as well as an above average comparable store sales change in paint.

We experienced mixed results within Specialty Sales during the quarter, due to consumers’ hesitancy to take on larger discretionary projects.  This contributed to a low double-digit decline in comparable store sales in Installed Sales.  Weakness in cabinets and countertops, fashion plumbing, and lighting also led to a low double-digit decline in comparable store Special Order Sales.  However, Commercial Business Customer sales continued to perform above our average comparable store sales change.  Our focus on the professional tradesperson, property maintenance professional and the repair/remodeler continue to drive solid results in Commercial Business Customer sales.

We continued to experience a wide range of comparable store sales performance from a geographic market perspective in the third quarter.  Markets in the western U.S., Florida, and certain areas of the Northeast experienced double-digit declines in comparable store sales during the third quarter.  These areas, which include some of the markets most pressured by the weak housing market, reduced our comparable store sales for the quarter by approximately 350 basis points.  Contrasting those markets, we continued to see solid sales performance in our Southern Texas and Ohio Valley markets during the third quarter of 2008.  Our Southern Texas market has performed well for several quarters, and during the third quarter, we experienced increased demand for hurricane related products which resulted in the strong comparable store sales performance.  These better performing markets had a positive impact on total company comparable store sales of approximately 150 basis points for the quarter.

Gross Margin - The 29 basis point decline in gross margin as a percentage of sales from the third quarter of 2007 was primarily driven by de-leverage of approximately 10 basis points attributable to the mix of items sold, 10 basis points due to higher fuel costs and nine basis points related to distribution fixed costs.  In addition, lower vendor rebates due to decreased volumes negatively impacted gross margin by approximately eight basis points during the quarter.  De-leverage from these factors was partially offset by leverage of approximately 10 basis points from lower inventory shrink.

The decrease in gross margin as a percentage of sales for the first nine months of 2008 compared to 2007 was primarily driven by our carpet installation promotion and higher fuel costs.  These factors were partially offset by the positive impact from lower inventory shrink.

SG&A - The 160 basis point increase in SG&A as a percentage of sales from the third quarter of 2007 was primarily driven by de-leverage of approximately 81 basis points in store payroll.  As sales per store declined, additional stores met the base staffing hours threshold, which increased the proportion of fixed to total payroll.  The resulting de-leverage in store payroll was partially offset by leverage of 34 basis points in store service expense, due to the shifting of certain tasks from third-party in-store service groups to store employees.  The offsetting impact of these two factors resulted in net de-leverage of 47 basis points.  We also experienced de-leverage of approximately 46 basis points in insurance expense, 36 basis points in bonus expense, and 20 basis points in fixed expenses, such as rent, property taxes and utilities during the quarter.  De-leverage in insurance expense was due to a favorable adjustment to self-insurance reserves in the third quarter of 2007.  De-leverage in bonus expense was attributable to higher achievement against performance targets this year.  De-leverage in fixed expenses was a result of the comparable store sales decline.  In addition, despite the difficult credit environment, we experienced de-leverage in our proprietary credit programs of only 11 basis points, which was in line with our expectations.

The increase in SG&A as a percentage of sales for the first nine months of 2008 compared to 2007 was similarly driven by de-leverage in store payroll and fixed expenses, such as rent, property taxes and utilities, as a result of softer sales, as well as de-leverage in bonus expense.  Our expense de-leverage was partially offset by leverage in store service expense.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $31 million and $41 million in the third quarters of 2008 and 2007, respectively.  Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings.  We opened 39 new stores in the third quarter of 2008, compared to the opening of 40 new stores in the third quarter of 2007.  Store opening costs for stores opened during the third quarter of 2008 and 2007 averaged approximately $0.7 million and $0.8 million per store, respectively.

Store opening costs were $70 million and $79 million for the first nine months of 2008 and 2007, respectively.  Store opening costs were associated with the opening of 82 new stores in 2008, compared to 81 stores (79 new and two relocated) in 2007.  Store opening costs for stores opened during the first nine months of 2008 and 2007 averaged approximately $0.8 million and $0.7 million per store, respectively.

Depreciation - The de-leverage in depreciation for the three and nine month periods ended October 31, 2008 was driven by the addition of 152 net new stores over the past four quarters and negative comparable store sales.  Property, less accumulated depreciation, totaled $22.6 billion at October 31, 2008, an increase of 8.9% from $20.8 billion at November 2, 2007.  At October 31, 2008, we owned 87% of our stores, compared to 86% at November 2, 2007, which includes stores on leased land.

Interest - The de-leverage in interest expense for the three and nine month periods ended October 31, 2008 was primarily due to additional expense as a result of the September 2007 $1.3 billion debt issuance and lower capitalized interest associated with fewer stores under construction.

Income Tax Provision - Our effective income tax rate was 37.3% and 37.4% for the three and nine month periods ended October 31, 2008, respectively, and 37.6% and 37.8% for the three and nine month periods ended November 2, 2007, respectively.  Our effective income tax rate was 37.7% for fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our primary sources of liquidity are cash flows from operating activities and our $1.75 billion senior credit facility that expires in June 2012.  Net cash provided by operating activities totaled $4.4 billion and $3.8 billion for the nine month periods ended October 31, 2008 and November 2, 2007, respectively.  The change in cash flows from operating activities was primarily the result of continued efforts to improve vendor payment terms and a higher proportion of purchases near the end of the period.

The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution center and information technology infrastructure.  Cash acquisitions of property were $2.5 billion and $2.9 billion for the nine month periods ended October 31, 2008 and November 2, 2007, respectively.  At October 31, 2008, we operated 1,616 stores in the United States and Canada with 183 million square feet of retail selling space, representing a 10.2% increase over the retail selling space at November 2, 2007.

Net cash used in financing activities was $1.6 billion and $1.0 billion for the nine month periods ended October 31, 2008 and November 2, 2007, respectively.  The increase in net cash used was primarily driven by a $2.5 billion decrease in cash flows associated with net borrowing activities as compared to the first nine months of 2007.  This change was partially offset by a $2.0 billion decrease in share repurchases under the share repurchase program.  The ratio of debt to equity plus debt was 22.9%, 26.0% and 29.3% as of October 31, 2008, November 2, 2007, and February 1, 2008, respectively.

Cash Requirements

Capital Expenditures

Our initial 2008 capital forecast was approximately $4.2 billion, inclusive of approximately $350 million of lease commitments, resulting in a planned net cash outflow of approximately $3.8 billion in 2008.  As of the end of the third quarter of 2008, we expect that annual net cash outflow will be approximately $3.6 billion.  Approximately 80% of this expected commitment is for store expansion.  Expansion plans for 2008 consist of 115 to 120 stores, increasing our total sales floor square footage by 7% to 8% for the year.  All of the 2008 projects will be owned, including approximately 30% that will be ground-leased properties.

As of October 31, 2008, we owned and operated 13 regional distribution centers (RDCs).  We plan to start operations at our next RDC in Pittston, Pennsylvania in the fourth quarter of 2008.  As of October 31, 2008, we also operated 15 flatbed distribution centers (FDCs) for the handling of lumber, building materials and other long-length items.  We owned 13 and leased two of these FDCs.

Debt and Capital

On June 30, 2008, we redeemed for cash approximately $19 million principal amount, $14 million carrying amount, of our convertible notes issued in February 2001, which represented all remaining notes outstanding of such issue, at a price equal to the sum of the issuance price plus accrued original issue discount of such notes as of the redemption date ($730.71 per note).  From their issuance through the redemption, principal amounts of $986 million, or approximately 98%, of our February 2001 convertible notes were converted from debt to equity.  During 2008, prior to the redemption, an insignificant amount was converted from debt to equity.  During the first nine months of 2007, principal amounts of $18 million were converted from debt to equity.

On June 25, 2008, we completed a single open market repurchase of approximately $187 million principal amount, $164 million carrying amount, of our senior convertible notes issued in October 2001 at a price of $875.73 per note.  We subsequently redeemed on June 30, 2008 for cash approximately $392 million principal amount, $343 million carrying amount, of our senior convertible notes issued in October 2001, which represented all remaining notes outstanding of such issue, at a price equal to the sum of the issuance price plus accrued original issue discount of such notes as of the redemption date ($875.73 per note).  From their issuance through the redemption, an insignificant amount of our senior convertible notes had converted from debt to equity.

During the first nine months of 2008, there were no share repurchases under the share repurchase program.  As of October 31, 2008, we had remaining authorization through 2009 under the share repurchase program of $2.2 billion.  Our current outlook does not assume any share repurchases for 2008.

Sources of Liquidity

Global financial markets have recently experienced a general decrease in liquidity and credit availability.  Despite these events, we believe that net cash provided by operating activities, existing cash and investments, and existing financing arrangements will be adequate for our expansion plans and for other operating requirements over the next 12 months.

The $1.75 billion senior credit facility supports our commercial paper and revolving credit programs.  Borrowings made under the senior credit facility are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at October 31, 2008.  Eighteen banking institutions are participating in the senior credit facility.  As of October 31, 2008, there was $60 million outstanding under the commercial paper program leaving approximately $1.7 billion available under the commercial paper and revolving credit programs, which we believe will continue to be accessible throughout the term of the senior credit facility.  The weighted-average interest rate on the outstanding commercial paper was 1.03%.  As of November 2, 2007, there were no outstanding borrowings under the senior credit facility or under the commercial paper program.

The Canadian dollar (C$) denominated credit agreement in the amount of C$200 million expires in January 2009.  We currently plan to extend the credit agreement or seek alternative C$ denominated financing.  The agreement was established for the purpose of funding the construction of retail stores and for working capital and other general corporate purposes in Canada.  Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit agreement.  The credit agreement contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the credit agreement.  We were in compliance with those covenants at October 31, 2008.  Three banking institutions are participating in the credit agreement.  As of October 31, 2008, there was C$200 million or the equivalent of $165 million outstanding under the credit agreement.  The weighted-average interest rate on the short-term borrowings was 3.18%.  As of November 2, 2007, there were no borrowings outstanding under the credit agreement.

We also have a C$ denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted facility provides us with the ability to make unsecured borrowings, which are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of October 31, 2008, there was C$29 million or the equivalent of $24 million outstanding under the credit facility.  The weighted-average interest rate on the short-term borrowings was 2.90%.  As of November 2, 2007 there was C$15 million or the equivalent of $16 million outstanding under the credit facility and the weighted-average interest rate on the short-term borrowings was 4.84%.

Our debt ratings at October 31, 2008, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial Paper	A1	P1	F1
Senior Debt	A+	A1	A+
Outlook	Stable	Stable	Negative

The availability of funds through the issuance of commercial paper and new debt could be adversely affected due to a debt rating downgrade or a deterioration of certain financial ratios.  We do not expect our credit ratings to be downgraded, but if a downgrade were to occur, it could adversely impact our future borrowing costs and access to capital markets.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.

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

	Payments Due by Period
Contractual Obligations		Less than	1-3	4-5	After 5
(In millions)	Total	1 year	years	years	years
Long-term debt (principal and interest amounts, excluding discount)	$9,277	$295	$1,064	$1,025	$6,893

There have been no other significant changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of 2007.  Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

COMPANY OUTLOOK

Fourth Quarter

As of November 17, 2008, the date of our third quarter 2008 earnings release, we expected to open 33 to 38 new stores during the fourth quarter of 2008, which ends on January 30, 2009, reflecting square footage growth of 7% to 8%.  We expected total sales to range from a decline of 3% to an increase of 2% and comparable store sales to decline 5% to 10%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline approximately 330 basis points.  In addition, store opening costs were expected to be approximately $31 million.  Diluted earnings per share of $0.08 to $0.16 were expected for the fourth quarter.  All comparisons are with the fourth quarter of fiscal 2007.

Fiscal 2008

As of November 17, 2008, the date of our third quarter 2008 earnings release, we expected to open 115 to 120 stores during fiscal 2008, which ends on January 30, 2009, reflecting total square footage growth of 7% to 8%.  Total sales were expected to range from flat to an increase of 1% for the year.  Comparable store sales were expected to decline 6% to 7%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline approximately 190 basis points.  We expected store opening costs to be approximately $100 million.  Diluted earnings per share of $1.46 to $1.54 were expected for fiscal 2008.  All comparisons are with fiscal 2007.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as rising unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, the availability of consumer credit and mortgage financing, changes in the rate of housing turnover, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to:  (i) respond to adverse trends in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory developments; and (viii) respond to unanticipated weather conditions that could adversely affect sales.  For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 6. - Exhibits

Exhibit 10.1 - Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan

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

LOWE'S COMPANIES, INC.

December 2, 2008 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002