Form 10-K
period 2009-01-30
LOWES COMPANIES INC
filed 2009-03-31
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2009

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

As of August 1, 2008, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22.8 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 27, 2009
Common Stock, $.50 par value	1,474,239,704

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Lowe’s 2008 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for Lowe’s 2009 Annual Meeting of Shareholders	Part III

 LOWE’S COMPANIES, INC.
- INDEX -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company) is a Fortune 50 company and the world’s second largest home improvement retailer.  As of January 30, 2009, we operated 1,638 stores across 50 states and 11 stores in Canada.  Our 1,649 stores represent approximately 187 million square feet of retail selling space.

Incorporated in North Carolina in 1952, Lowe’s Companies, Inc. has been publicly held since 1961. Our common stock is listed on the New York Stock Exchange - ticker symbol “LOW.”

See Item 6, “Selected Financial Data,” for historical revenues, profits and identifiable assets.

Who We Serve

We serve homeowners, renters and Commercial Business Customers.  Homeowners and renters primarily consist of do-it-yourself (DIY) customers and do-it-for-me (DIFM) customers who utilize our installed sales programs, as well as others buying for personal and family use.  Commercial Business Customers include those who work in the construction, repair/remodel, commercial and residential property management, and business maintenance professions.

To meet customers’ varying home improvement needs, we offer a complete line of products and services for home decorating, maintenance, repair, remodeling, and property maintenance.  We offer home improvement products in the following categories: appliances, lumber, paint, flooring, building materials, millwork, lawn & landscape products, fashion plumbing, hardware, lighting, tools, seasonal living, rough plumbing, outdoor power equipment, cabinets & countertops, nursery, rough electrical, home environment, home organization, and windows & walls.

Our Market

Using the most recent comprehensive data available, which is from 2007, we estimate the size of the U.S. home improvement market to be approximately $695 billion annually, comprised of $535 billion of product demand and $160 billion of installed labor opportunity during that period.  Data from a variety of primary and secondary sources, including trade associations, government publications, industry participants and other sources was analyzed as the basis for our estimate.  This data captures a wide range of categories relevant to our business, including major appliances and garden supplies.  Based on the most recently available data we believe that the size of the U.S. home improvement market decreased by more than 7% in 2008.

The home improvement retailing business includes many competitors.  We compete with a number of traditional hardware, plumbing, electrical and home supply retailers, as well as other chains of warehouse home improvement stores and lumberyards in most of our trade areas.  In addition, we compete, with respect to some of our products, with general merchandise stores, mail order firms, warehouse clubs, and online retailers.  The principal competitive factors are customer service, location, price, product and brand selection, and name recognition.

There are many variables that impact consumer demand for the products and services we offer.  Key indicators we monitor include employment, real disposable personal income, housing turnover, and home ownership levels.  We also monitor demographic and societal trends that are indicators of home improvement industry growth.

▪
Employment is an indicator of home improvement sales.  The forecasted average unemployment rate of 8.6% for 2009 from the March 2009 Blue Chip Economic Indicators™ is higher than the 5.7% average seen in 2008 and suggests that Americans will continue to face challenging employment prospects this year.

▪
Although real disposable personal income continues to grow, it is projected to grow at a slower pace for 2009 than the long-term average annual increase of 3.4%, calculated from 1960 to 2008.  Real disposable personal income growth is forecasted to be 1.7% for calendar 2009, compared with 1.1% for calendar 2008, based on data from the March 2009 Blue Chip Economic Indicators™.

▪	Housing turnover, which peaked in calendar year 2005, continues to slow according to The National Association of Realtors®. Recent data suggests that 2009 will remain challenging for housing turnover.

▪	According to the U.S. Census Bureau, while U.S. home ownership levels over the past year have continued their decline from

2007, they remain above their historical average.  Home ownership provides an established customer base for home maintenance and repair projects.   The vast majority of our customers are homeowners and they are not willing to let what is often their most valuable financial asset deteriorate.

Currently, all of these indicators suggest continued weakness in consumer demand.  In this economic environment, we seek to balance our long-term growth plans with a near-term focus on conserving capital and maintaining liquidity.

Our Stores

New Store Expansion
We opened 115 new stores in fiscal 2008, including five Canadian stores located primarily in the Greater Toronto Area.  Our 2008 store openings included three primary prototypes: 117,000-square-foot (117K) and 103,000-square-foot (103K) stores for large markets and a 94,000-square-foot (94K) store to serve smaller markets.  The following table illustrates our store expansion over the last three years:

	2008	2007	2006
Number of stores, beginning of fiscal year	1,534	1,385	1,234
New stores opened	115	149	151
Relocated stores opened	-	4	4
Stores relocated	-	(4)	(4)
Number of stores, end of fiscal year	1,649	1,534	1,385

Consists of:
Domestic	1,638	1,528	1,385
Canadian	11	6	-

We expect to open 60 to 70 new stores in fiscal 2009, which includes continued expansion in Canada as well as our first stores in Monterrey, Mexico.  Our fiscal 2009 store openings will be comprised primarily of 117K, 103K and 94K stores.  As we continue our expansion and strive to maximize our return on investment, we consider market demographics and land availability, among other factors, to determine the appropriate prototype for a particular market.  The reduction in store openings in 2009 as compared to 2008 reflects the challenging current economic environment.

Investments in Existing Stores
During fiscal 2008, we continued our long history of investing in our existing stores to enhance the shopping experience for our retail and Commercial Business Customers, while at the same time rationalizing our capital spending on these efforts to ensure appropriate return on investment.  These efforts included re-lamping our stores at regular intervals to ensure they remained bright, adding new displays, improving point-of-sale and directional signage, adding more product selection, repainting our building exteriors, and re-striping our parking lots.  We categorize our merchandising-related investments in our stores as resets or remerchandising.

Resets
Resets are necessary to keep our stores fresh with new and innovative products, updated fashions and compelling displays.  These resets can involve changing products, displays and vendors.  However, they generally do not require major changes in the store.  We conducted hundreds of resets in fiscal 2008, with each reset typically being performed across most or all of our stores.

Remerchandising
In fiscal 2008, we completed the remerchandising of 79 of our earlier format stores to make them more closely resemble our most current store prototypes.  These remerchandising efforts were focused on moving entire departments, improving adjacencies and enhancing the shopability within the appliances, cabinets & countertops, flooring, fashion plumbing, paint, lighting, and home style & organization departments.  We also replaced or refurbished all of our selling centers as well as returns and customer service areas of these stores.  All new interior graphics, signage, and way-finding materials were also added to increase shopability and brighten the atmosphere.  Finally, self check-out was included as a part of these remerchandising efforts for locations where it had not previously been installed.  These enhancements enable our stores to deliver stronger sales by offering our customers a best-in-class shopping experience.

Serving Our Customers

Our vision is to be our customers’ first choice for home improvement.  To achieve this vision, we continue to focus on excellent customer service, Everyday Low Prices, New Lower Price, and innovative operational, merchandising, marketing and distribution strategies.  We believe customers’ perceptions of the quality of service determine a retailer’s success or failure.  Therefore, we are always looking for ways to improve our level of service, optimize store labor and drive in-store process improvement, build our talent pool, and enhance our sales culture.  The following are several key initiatives we believe will continue to support our growth and success going forward.

Everyday Low Prices
Our customers do not have to wait for a sale to find a great value.  We offer low prices every day.  Our promise to customers is that if they find a lower everyday or advertised price on an identical stock product at a local competitor, we will not just match that price, but we will beat it by 10%.

Specialty Sales
Our Specialty Sales initiatives include Installed Sales, Special Order Sales and Commercial Business Customer sales. We recognize the opportunity that our Specialty Sales initiatives represent and the importance of these businesses to our long-term growth.  However, in the current economic environment demand for Installed Sales and Special Order Sales offerings has declined due to hesitancy by consumers to make big ticket discretionary purchases.

Installed Sales
We offer installation services in over 40 categories with flooring, millwork and cabinets & countertops generating the highest sales.  Our Installed Sales model, which includes the separation of selling and administrative tasks, allows our sales associates to maintain their focus on project selling, while project managers ensure that the details related to an installation job are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 6% of total sales in fiscal 2008.

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

Our Special Order Express initiative is intended to allow for faster and more efficient delivery of Special Order products to customers, while at the same time provide the ability to better manage our inventory investment.  Under this approach, certain items that do not have enough individual store demand to be economically stocked in all stores, but have sizeable demand across a group of stores, will be kept on hand in our distribution centers.  This allows for fast shipment to our stores, or in some cases, direct shipment to a customer’s home.  Our Special Order Express initiative allows us to balance quickly satisfying customers’ needs with a desire to minimize our inventory investment.  We will continue to refine and enhance this initiative in fiscal 2009.

Commercial Business Customers
Growth in total sales to Commercial Business Customers continued to outpace the company average in fiscal 2008.  Our focus remains being a valued business partner to our customers who work in the construction, repair/remodel, commercial and residential property management, and business maintenance professions.  Because we understand the challenges of the current economic environment and the importance of timeliness to these customers, we continue to evaluate and tailor our product, service, and competitive offerings to best meet the needs of these customers.  These programs focus on in-stock and special order merchandise, contractor packs, business credit, pricing for larger projects, our LowesForPros.com dedicated business website, and convenience services such as fast ordering and 7-day delivery.

Lowes.com
Lowes.com seeks to empower consumers by providing a 24/7 shopping experience and helping reduce the complexity of product decisions and home improvement projects by providing online product information, customer ratings and reviews, online buying guides and how-to videos and information.  These tools help consumers make smarter, more informed purchasing decisions and give consumers confidence as they undertake simple to more complex home improvement projects.  We also enable consumers to choose from a variety of multichannel fulfillment options including buy online and pick-up in-store, product delivery and direct shipment to customers’ homes.  As our business evolves we continue to look for opportunities beyond fulfillment to leverage emerging technologies and online trends to build strong relationships with consumers that will make us the first choice for their home improvement needs.

Credit Financing
We offer a proprietary credit card for retail customers.  In addition, we offer a Lowe’s Project Card in all stores.  Lowe’s Project Card provides a major project, in-store financing solution to complement our Lowe’s Consumer Revolving Credit Card.

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

For additional detail regarding our credit programs, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Item 8, “Financial Statements and Supplementary Data.”

Our Products

Product Sourcing
We source our products from over 7,000 merchandise vendors worldwide, with no single vendor accounting for more than seven percent of total purchases.  Management believes that alternative and competitive suppliers are available for virtually all our products.  Whenever possible, we purchase directly from manufacturers to provide savings for our customers and gross margin improvement for Lowe’s.

In addition to offering a wide selection of national brand name merchandise, we are committed to building long-term value for Lowe’s through the development of exclusive, proprietary brands where we focus on delivering the best quality, the best value and recognizably differentiated products to meet our customers’ needs and wants.

National Brand Name Merchandise
In many product categories, customers look for a brand they know and trust to instill confidence in their purchase.  A typical Lowe's home improvement store stocks approximately 40,000 items, with hundreds of thousands of items available through our Special Order Sales system.  Each store carries a wide selection of national brand name merchandise such as KitchenAid®, Samsung, Whirlpool®, Pella®, Werner®, Kohler®, DeWalt®, John Deere, Troy-Bilt®, Bosch®, Valspar®, Owens Corning®, Electrolux®, Porter-Cable® and many more.  Our merchandise selection provides the DIY, DIFM and Commercial Business Customer a one-stop shop for products needed to complete home improvement, repair, maintenance or construction projects.

Proprietary Brands
To further differentiate our offering, we carry many brands that are exclusive to Lowe’s.  These unique brands cover several categories like lighting, flooring, tools and more, and give our customers great quality and value. Exclusive brand names such as Premier Living™, Kobalt®, Portfolio®, Harbor Breeze®, Reliabilt®, Top-Choice® Lumber and Utilitech™ are found only at Lowe’s.

Distribution Network
To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 14 highly-automated regional distribution centers (RDCs).  The RDCs are strategically located in North Carolina (2), Georgia, Indiana, Pennsylvania (2), Texas, California, Ohio, Florida, Connecticut, Wyoming, Illinois and Oregon.  On average, each RDC serves 118 stores.  We also utilize a third-party distribution facility to serve our Canadian stores.

We operate 15 flatbed distribution centers (FDCs) to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, irrigation pipe, vinyl sidings, ladders and building materials.  We own 13 and lease two of these FDCs.

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

On average in fiscal 2008, over 72% of the stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to stores from our vendors.

Building Our Brand

Customers want Lowe’s to serve as a resource for products and projects to help them repair, maintain, and enhance their homes and communities.  Our marketing and advertising programs, communicated via television, radio, newspaper, magazine, direct mail, sponsorships, internet and in-store programs, all play a critical role in cultivating this emotional and rational connection with the consumer. Through an extensive understanding of our customers and their needs and expectations, we deliver a message that will develop loyal customer relationships and differentiate Lowe’s from other home improvement sources.

With the downturn in the economy that accelerated in the second half of fiscal 2008, consumers became even more value conscious.  As a result, we adjusted our communication to ensure that we presented value to consumers even more clearly, given our platform of Everyday Low Prices.

New Lower Price
Our ongoing New Lower Price initiative, which has been in place for several years, highlights price reductions on products that consumers want to purchase everyday.  In the current economic environment, we are emphasizing this initiative to pass along cost savings in order to deliver enhanced value to our customers.

Media Investment
A combination of national broadcast and cable television, supplemented by a number of national magazines, internet banner advertising and search investment, provides the platform for building brand awareness. We complement the national media investment in key markets by local television and radio schedules.

In the past, newspaper circulars and ROP (Run of Press) served as the primary communication vehicle for retail price and item messaging, and regularly featured Lowe’s breadth of product selection, customer services and Everyday Low Price positioning. However, given the accelerating erosion in newspaper subscription bases and readership, we have invested time and money in alternative retail price and item advertising delivery vehicles.  We are testing new on-line vehicles that deliver to a large audience at a low cost.  We believe this is more efficient and effective advertising in today’s fast paced and on-line world.

Major promotional events receive network radio support with a local radio overlay in key markets.  We promote internet access to Lowe’s retail advertising through the use of online banner and circular advertising. In many cases, we feature our entire circular on-line within the on-line advertising section of major market newspapers.  This is a location of increasing readership, as more households read their newspaper on line.  The Lowe’s brand has also been successfully integrated into television programming, including the Oprah Winfrey show and Rate My Space on HGTV.

Direct to Consumer Marketing
We continue to refine programs to respond to the changing needs and lifestyles of consumers.  Through innovative database technology, we create direct mail campaigns based on precise criteria such as purchase activity, affinity group subscription(s), household demographics, regional weather patterns, opt-in email requests, and even consumers who are preparing to move, are in the process of moving or have recently moved into a new home (“New Movers”).

Despite the housing slow-down, New Movers continue to spend considerably more on their previous and new homes than the average homeowner.  This past year, we executed our New Movers program through the U.S. Postal Service’s change of address program.  As the renter population grew in 2008, we quickly remixed our focus of this New Movers program to be more inclusive of this customer group, as well as the new opportunities associated with repairing and renovating foreclosed homes that have been repurchased.

Additionally, opt-in e-mail programs line up with Lowe’s affinity and education programs:  Lowe’s Creative Ideas for Home and Garden®, Lowe’s Creative Ideas for Outdoor Living™ and Lowe’s Creative Ideas for Woodworkers™.  The Lowe’s Creative Ideas Magazine subscription base is now as large as many major magazines and has become a very efficient way to market Lowe’s to a group of our most valuable customers.

Membership in the Team Lowe’s Racing Fan Club and participation in the Build-n-Grow children’s clinics creates another level of engagement with our consumers both inside Lowe’s stores and beyond our walls.  Each of these varying acquisition and retention programs creates loyal Lowe’s customers.

Multicultural Marketing
Lowe’s reaches its diverse communities and customer base in various manners, including multicultural marketing and outreach to Hispanic, African-American and Asian customers.  For these cultural groups, Lowe’s executes advertising across many media, including television, radio, print, and on line, in both English and native languages.  Some of the unique efforts include La Cancha Lowe’s, Lowe’s Hispanic mobile marketing program providing fun to families at key soccer events across the country; Lowe’s sponsorship of the CIAA’s annual Basketball Tournament, the nation’s oldest black athletic conference consisting of ten historically African-American institutions of higher education, that has blossomed into one of largest collegiate post-season tournaments in the country; the national Lowe’s sponsorship of the Piolin and Monique radio programs targeted to Hispanic and African American listeners; and Lowe’s new Chinese, Korean, and Vietnamese language websites offering a new way for many Asian consumers to learn more about home improvement.

Team Lowe’s Racing
NASCAR remains an important part of building our brand. We are the proud sponsor of Jimmie Johnson, three time NASCAR Sprint® Cup Series champion, the #48 car and Lowe’s Motor Speedway.  We also host hospitality events at various sites throughout the racing season, leveraging and further building membership in the Team Lowe’s Racing Fan Club.  In 2008, we continued to sponsor Adrian Fernandez and Fernandez Racing to field the #15 car in the American Le Mans Series whose fan base is very different than that of NASCAR.  Going to market through both the #48 and #15 teams, helps us to connect with a broad base of customers through one of America’s favorite sports – auto racing.

Reaching Out

We believe community involvement extends beyond the boundaries of our stores.  In 2008, Lowe's and the Lowe's Charitable and Educational Foundation contributed more than $26 million to communities in which we operate across North America.  Following are some examples of how we are partnering with respected nonprofit organizations to make a difference in our communities:

Lowe’s Charitable and Educational Foundation
The Lowe’s Charitable and Educational Foundation (LCEF) was created in 1957 to assist communities through financial contributions while also encouraging employees to become involved through volunteerism.  In 2008, the Foundation supported more than 1,400 community and education projects in the U.S. and Canada with grants totaling more than $15 million.  Programs funded by LCEF include Lowe’s Toolbox for Education®, SkillsUSA and Rebuilding Together®.

o
Toolbox for Education® has two goals: Get parents involved in their children’s education and provide grants to parent groups to help improve their children’s schools.  In 2008, Lowe’s Toolbox for Education grant program contributed more than $4 million to schools throughout all 50 states.

o
In 2008, LCEF donated $1 million to SkillsUSA, a national nonprofit organization serving teachers and high school and college students who are preparing for careers in trade, technical and skilled service occupations.  Additionally in June, Lowe’s helped kick off the SkillsUSA National Leadership and Skills Conference in Kansas City, Mo., which showcases the skills of career and technical education students.

o
Lowe’s also continued its commitment to supporting safe and affordable housing in 2008 with a contribution from LCEF of $1 million to Rebuilding Together, the nation’s largest all-volunteer home rehabilitation organization.  For the second year, Lowe’s and Rebuilding Together worked together to support 83 projects that allowed low-income homeowners to stay warm and safe in their own homes.

Habitat for Humanity
As a home improvement retailer, Lowe’s helps our customers every day through the trials and triumphs of home ownership.  For more than five years, Lowe’s and Habitat for Humanity® International have worked together to combat substandard housing across America.  In 2008, Lowe’s contributed $2 million to help Habitat for Humanity International forward its goal of eliminating poverty housing, bringing Lowe’s total Habitat donations to more than $18 million since 2003.  This support has benefited more than 1,400 families.  Additionally since 2004, Lowe’s has underwritten the Habitat for Humanity Women Build® program, which empowers women to learn construction skills through How-to Clinics held at Lowe’s stores and to put those skills to use on build sites nationwide.  In 2008, Habitat for Humanity and Lowe’s launched National Women Build Week, hosting 150 Women Build projects in all 50 states in the week leading up to Mother’s Day.  Lowe’s pledged $750,000 to the initiative, contributing a $5,000 grant to each National Women Build Week participating affiliate.

Partnering with Customers
In addition to contributions made by Lowe’s, we have partnered with our customers to support organizations such as the American Red Cross and the Muscular Dystrophy Association (MDA).  Over the nearly 10-year span that Lowe’s has supported the American Red Cross, floods, hurricanes, tornadoes and wildfires have destroyed property and forever changed lives.  A constant throughout has been the quick action of Lowe’s employees and customers to help establish and support donation sites, resulting in more than $20 million in contributions.  In addition, for the first time during 2008, Lowe’s took its grassroots store support for MDA nationwide, making it one of the largest supporters of MDA’s Shamrocks Against Dystrophy Campaign. In 2008, Lowe’s stores helped raise more than $2 million during the Shamrocks campaign, bringing the total raised since the Lowe’s program began in the stores to more than $4 million.

Partnering with Employees
Lowe’s also partners with its employees through Lowe’s Heroes and the Lowe’s Employee Relief Fund.  Lowe’s Heroes employee volunteers tackle local problems in their communities.  In 2008, Lowe’s Heroes responded to needs big and small from Ontario, Canada, to Orange County, California.  The Lowe’s Employee Relief Fund distributes emergency funds to our employees who face financial hardships due to natural disasters, house fires or illness.  Making our donations even more powerful, Lowe’s matches each employee contribution dollar for dollar.  The Lowe’s Employee Relief Fund began in 1999 and has contributed more than $8 million in assistance to employees and their families, including more than $2 million in 2008.

Information Systems

We are continuously assessing and upgrading our information systems in an effort to support growth, augment new sales initiatives, control costs and enable better decision-making.  Our systems support all functions in the stores, distribution facilities, field-based offices, and the customer support centers in Mooresville, NC and Wilkesboro, NC.  Our two state-of-the-art data centers provide many additional fail-safe features to improve system availability and mitigate risks associated with unplanned outages.

We have invested significant resources to safeguard sensitive employee and customer information.  We work closely with industry standards groups to incorporate security best practices into our technology environment.

Employees

As of January 30, 2009, we employed approximately 164,000 full-time and 65,000 part-time employees, none of which are covered by collective bargaining agreements.  Management considers its relations with its employees to be good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website at www.Lowes.com, under the “About Lowe’s” and “Investors” captions, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A - Risk Factors

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
General economic factors and other conditions, both domestically and internationally, may adversely affect the U.S. economy, the global economy and our financial performance.  These include, but are not limited to, periods of flat economic growth or recession, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of credit to Lowe’s and its customers, slower rates of growth in real disposable personal income, higher rates of unemployment, higher consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, acts of terrorism and developments in the war against terrorism in Asia and the Middle East.

The deep global recession that officially began in the U.S. in December 2007 and the financial/credit crisis that has led to the collapse, government bailout or acquisition of weakened major financial institutions have had and will continue to have significant adverse effects on our results of operations.  Rising unemployment, reduced consumer confidence and reduced access to credit have combined to lead to sharply reduced consumer spending, particularly by our customers on many of the discretionary, big-ticket items we sell that tend to be larger home improvement project driven.  Consumer confidence and willingness to spend on discretionary items remains low and our sales and results of operations will continue to be adversely affected throughout the current fiscal year and, if the recovery from this deep recessionary period and financial crisis is unusually gradual and prolonged as some are predicting, potentially beyond.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable store sales.
Sales of many of our product categories and services are driven by housing turnover and activity level of home improvement projects.  Sharply declining home prices that are expected to continue to decline in 2009, increasing mortgage delinquency and foreclosure rates, reduction in the availability of mortgage financing, rising interest rates on variable rate mortgages, and significantly lower housing turnover, have limited and may continue to limit consumers’ discretionary spending, particularly on discretionary items, and affect their confidence level leading to further reduced spending on home improvement projects.  The impact of these economic factors specific to the home improvement industry is exacerbated by rising unemployment in a weak job market.

Unseasonable weather conditions and adverse weather events can negatively affect our total sales and comparable store sales.
If weather conditions are uncharacteristic of the time of year during any season, they can hurt our sales by making it difficult to sell seasonal merchandise.   Although the impact of unseasonable weather conditions is mitigated somewhat by the broad geographic dispersion of our stores, they continue to be a significant risk to the overall performance of our business, particularly when they occur across a broad region of the U.S.  Adverse weather events, such as a prolonged and widespread drought, can hurt our sales of particular products as well.

Our store expansion and relocation strategy depends upon our ability to successfully open and operate new stores each year.
Our growth in total sales depends not only on a recovery from the current recessionary period but also to a substantial degree on successfully and cost-effectively implementing our ongoing expansion program.  We scaled back our expansion plans significantly last year and plan to scale back even further in the current fiscal year in response to the weak environment.   As we expand further, we must adapt our merchandising, marketing and distribution initiatives to new markets both domestically and as we continue to expand into Canada and Mexico.   We also plan to increase the number of our stores in markets in which we currently operate.  Our ability to open additional stores depends, in large measure, upon our ability to locate and acquire new store sites on acceptable terms.   Local land use and other regulations restricting the construction of buildings in the formats with which we operate may affect our ability to open new stores in some markets.  As we develop more new stores in metropolitan markets, we may incur increased costs to remediate environmental pollution on some of the sites we are redeveloping that was caused by previous owners of those sites.  Our ability to continue to expand our operations depends also on our ability to attract and retain a large and growing number of qualified employees.  If we are unable to open new stores at the rate we currently plan and staff them with qualified employees, the growth in our sales and our competitive position could be adversely affected.

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
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors.  The competitive environment in which we operate is particularly challenging during recessionary periods with heavy promotions, particularly of discretionary items, and competitor closings. The principal competitive factors in our industry include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service.  Our failure to respond effectively to competitive pressures and changes in the retail markets could affect our financial performance.  Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our expected results.

An unusual number of product liability or breach of warranty claims for defective products could expose us to expensive claims and damage our standing with customers.
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

If the domestic or international supply chain for our products is disrupted, our sales and gross margin would be adversely impacted.
We source the approximately 40,000 products we stock and sell from approximately 7,000 domestic and international vendors.  We source many of those products directly from foreign manufacturers.  Political or financial instability among suppliers, trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain.  The current global recession and credit crisis are adversely affecting the operations and financial stability of some of our vendors by reducing their sales and restricting their access to capital.  We may have to replace some of our smaller vendors, and some of our vendors may not be able to fulfill their financial obligations to us or to do so in a timely manner.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At January 30, 2009 we operated 1,649 stores in the U.S. and Canada with a total of 187 million square feet of selling space. Of the total stores operating at January 30, 2009, approximately 88% are owned, which includes stores on leased land, with the remainder being leased from unaffiliated third-parties.  Approximately 49% of our store leases are capital leases. We also own and operate 14 RDCs and 13 FDCs for lumber and building commodities.  We lease and operate two additional FDCs. We operate one third-party distribution facility to serve our Canadian stores.   We also operate four facilities to support our import business, Special Order Sales and internet fulfillment.  We own two and lease two of these facilities.  In addition, we utilize three third-party transload facilities, which do not hold inventory but are the first point of receipt for imported products.  We own one data center and lease one data center that serve as hubs for our computer processing, critical data storage and information technology systems.  We own our executive offices, which are located in Mooresville, North Carolina.  We also own and maintain offices in Wilkes County, North Carolina, and lease and maintain offices in Toronto, Canada and Monterrey, Mexico.

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

Name	Age	Title
Robert A. Niblock	46	Chairman of the Board and Chief Executive Officer since 2005; President, 2003 - 2006.

Maureen K. Ausura	53	Senior Vice President, Human Resources since 2005; Corporate Vice President of Human Resources, Archer Daniels Midland Company, 2000 - 2005.

Gregory M. Bridgeford	54	Executive Vice President, Business Development since 2004; Senior Vice President, Business Development, 1999 - 2004.

Michael K. Brown	45	Executive Vice President, Store Operations since December 2006; Senior Vice President, Store Operations, 2001 - 2006.

Charles W. (Nick) Canter, Jr.	58	Executive Vice President, Merchandising since December 2006; Executive Vice President, Store Operations, 2005 - 2006; Senior Vice President, Store Operations, 1999 - 2005.

Marshall A. Croom	48	Senior Vice President and Chief Risk Officer since 2009; Senior Vice President, Merchandising and Store Support 2006 - 2009; Senior Vice President, Finance 2003 - 2006.

Matthew V. Hollifield	42	Senior Vice President and Chief Accounting Officer since 2005; Vice President, Corporate Accounts Payable 2002 - 2005.

Robert F. Hull, Jr.	44	Executive Vice President and Chief Financial Officer since 2004; Senior Vice President and Chief Financial Officer, 2003 - 2004.

Gaither M. Keener, Jr.	59	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since 2006; Vice President, Deputy General Counsel, 2005 - 2006; Vice President, Associate General Counsel, 2003 - 2005.

Joseph M. Mabry, Jr.	46	Executive Vice President, Logistics and Distribution since 2004; Senior Vice President, Distribution, 2003 - 2004.

N. Brian Peace	43	Senior Vice President, Corporate Affairs since 2006; Vice President, Corporate Communications, 1999 - 2006.

Larry D. Stone	57	President and Chief Operating Officer since December 2006; Senior Executive Vice President Merchandising/Marketing, 2005 - 2006; Senior Executive Vice President Store Operations, 2003 -2005.

Steven M. Stone	47	Senior Vice President and Chief Information Officer since 2003.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”.  As of March 27, 2009, there were 1,474,239,704 holders of record of Lowe's common stock. The table, "Quarterly Stock Price Range and Cash Dividend Payment", on page 44 of the 2008 Lowe’s Annual Report to Shareholders for the fiscal year ended January 30, 2009 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

As of January 30, 2009, the total remaining authorization through fiscal 2009 under the share repurchase program was $2.2 billion.

Item 6 - Selected Financial Data

See "Selected Financial Data" on page 43 of the Lowe’s 2008 Annual Report to Shareholders.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 25 and "Disclosure Regarding Forward-Looking Statements" on page 26 of Lowe’s 2008 Annual Report to Shareholders.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

See "Quantitative and Qualitative Disclosures About Market Risk" on page 25 of Lowe’s 2008 Annual Report to Shareholders.

Item 8 - Financial Statements and Supplementary Data

See "Report of Independent Registered Public Accounting Firm" of Deloitte & Touche LLP on page 27, the financial statements and notes thereto on pages 28 through 42, and the "Selected Quarterly Data" on page 43 of Lowe’s 2008 Annual Report to Shareholders.

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and the report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Lowe’s 2008 Annual Report to Shareholders on pages 26 and 27 under the headings, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers  and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, "Election of Directors," "Information Concerning the Nominees," "Information Concerning Continuing Directors," "Information about the Board of Directors and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 30, 2009 (the Proxy Statement).  The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, "Executive Officers of the Registrant. "

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the Code). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of the Code can be found at www.Lowes.com, under the "About Lowe’s," “Investors” and "Code of Ethics" captions. You can also obtain a copy of the complete Code by contacting Shareholder Services at 1-888-345-6937.

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

Part IV

Item 15 - Exhibits, Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in Lowe’s 2008 Annual Report to Shareholders:

  2. Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated financial statements of Lowe's Companies, Inc. and subsidiaries (the "Company")  as of January 30, 2009 and February 1, 2008, and for each of the three fiscal years in the period ended January 30, 2009, and the Company's internal control over financial reporting as of January 30, 2009, and have issued our reports thereon dated March 31, 2009; such consolidated financial statements and reports are included in the Company's 2008 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 31, 2009

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 30, 2009:
Reserve for loss on obsolete inventory	$67	$-		$(9)	(a)	$58
Reserve for inventory shrinkage	137	374		(382)	(b)	129
Reserve for sales returns	51	-		(2)	(c)	49
Self-insurance liabilities	671	958		(878)	(d)	751
Store closing lease liability	11	1		(5)	(e)	7
Deferred tax valuation allowance	22	20	(f)	-		42

February 1, 2008:
Reserve for loss on obsolete inventory	$66	$1	(a)	$-		$67
Reserve for inventory shrinkage	129	428		(420)	(b)	137
Reserve for sales returns	55	-		(4)	(c)	51
Self-insurance liabilities	650	820		(799)	(d)	671
Store closing lease liability	19	4		(12)	(e)	11
Deferred tax valuation allowance	4	18	(f)	-		22

February 2, 2007:
Reserve for loss on obsolete inventory	$104	$-		$(38)	(a)	$66
Reserve for inventory shrinkage	113	455		(439)	(b)	129
Reserve for sales returns	54	1	(c)	-		55
Self-insurance liabilities	571	674		(595)	(d)	650
Store closing lease liability	23	2		(6)	(e)	19
Deferred tax valuation allowance	-	4	(f)	-		4

(a):    Represents increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.
(b):    Represents the actual inventory shrinkage experienced at the time of physical inventories.
(c):    Represents increase/(decrease) in the required reserve based on the Company’s evaluation of anticipated merchandise returns.
(d):    Represents claim payments for self-insured claims.
(e):    Represents lease payments and adjustments, net of sublease income.
(f):     Represents an increase in the required reserve based on the Company’s evaluation of deferred tax assets.

3.	Exhibits

(3.1)	Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Form 10-Q dated September 3, 2008 and incorporated by reference herein).

(3.2)	Bylaws, as amended and restated (filed as Exhibit 3.1 to the Company's Form 8-K dated August 28, 2008 and incorporated by reference herein).

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

(4.5)
Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and The Bank of New York, as trustee, (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated April 3, 2007, and incorporated by reference herein) including as an exhibit thereto a form of the Company’s 5.0% Notes maturing in October 2015 and the Company’s 5.5% Notes maturing in October 2035.

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

(4.7)
Fifth Supplemental Indenture, dated as of September 11, 2007, between Lowe’s Companies, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K dated September 6, 2007 and incorporated by reference herein), including as an exhibit thereto a form of the Company’s 5.6% Senior Notes maturing in September 2012, the Company’s 6.1% Senior Notes maturing in September 2017, and the Company’s 6.65% Senior Notes maturing in September 2037.

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

(4.12)
Amended and Restated Credit Agreement dated as of June 15, 2007 (filed as Exhbit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2007 and incorporated by reference herein).

*(10.1)
Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 and incorporated by reference herein).

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

*(10.9)	Lowe's/Eagle Stock Option Plan (filed as Exhibit 4.2 on the Company's Form S-8 filed April 7, 1999 (No. 333-75793) and incorporated by reference herein).

*(10.10)	Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated (filed herewith).

*(10.11)	Lowe's Companies, Inc. 2001 Incentive Plan (filed on the Company's Form S-8 dated November 15, 2001 (No. 333-73408) and incorporated by reference herein).

*(10.12)
Lowe's Companies, Inc. Benefit Restoration Plan as amended and restated as of January 1, 2008 (filed as Exhibit 10.2 to the Company’s Form 10-Q dated December 12, 2007, and incorporated by reference herein).

*(10.13)
Form of the Company's Management Continuity Agreement for Tier I Senior Officers (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, and incorporated by reference herein).

*(10.14)
Form of the Company's Management Continuity Agreement for Tier II Senior Officers (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 1, 2008, and incorporated by reference herein).

*(10.15)	Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated June 4, 2004 and incorporated by reference herein).

*(10.16)	Amendment No. 1 to the Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated December 12, 2007 and incorporated by reference herein).

*(10.17)
Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.18)	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.19)	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 1, 2005 and incorporated by reference herein).

*(10.20)	Lowe's Companies, Inc. 2006 Annual Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 7, 2006 and incorporated by reference herein).

*(10.21)	Lowe's Companies, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q dated September 7, 2006 and incorporated by reference herein).

*(10.22)	Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program (filed herewith).

*(10.23)	Amendment No. 1 to the Lowe’s Companies, Inc. 2006 Long Term Incentive Plan (filed herewith).

(12.1)	Statement Re Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of the 2008 Lowe’s Annual Report to Shareholders for the fiscal year ended January 30, 2009

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 31, 2009	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board and Chief Executive Officer

March 31, 2009	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer

March 31, 2009	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
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

/s/ Robert A. Niblock	Chairman of the Board of Directors, Chief Executive Officer and Director	March 31, 2009
Robert A. Niblock		Date

/s/ David W. Bernauer	Director	March 31, 2009
David W. Bernauer		Date

/s/ Leonard L. Berry	Director	March 31, 2009
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	March 31, 2009
Peter C. Browning		Date

/s/ Dawn E. Hudson	Director	March 31, 2009
Dawn E. Hudson		Date

/s/ Robert A. Ingram	Director	March 31, 2009
Robert A. Ingram		Date

/s/ Robert L. Johnson	Director	March 31, 2009
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	March 31, 2009
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	March 31, 2009
Richard K. Lochridge		Date

/s/ Stephen F. Page	Director	March 31, 2009
Stephen F. Page		Date

/s/ O. Temple Sloan, Jr.	Director	March 31, 2009
O. Temple Sloan, Jr.		Date