Form 10-Q
period 2009-05-01
LOWES COMPANIES INC
filed 2009-06-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2009

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 29, 2009
Common Stock, $.50 par value	1,476,524,035

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

	(Unaudited)	(Unaudited)
	May 1, 2009	May 2, 2008	January 30, 2009
Assets

Current assets:
Cash and cash equivalents	$682	$913	$245
Short-term investments	460	295	416
Merchandise inventory - net	9,013	8,438	8,209
Deferred income taxes - net	183	259	166
Other current assets	264	253	215

Total current assets	10,602	10,158	9,251

Property, less accumulated depreciation	22,715	21,641	22,722
Long-term investments	448	537	253
Other assets	444	318	460

Total assets	$34,209	$32,654	$32,686

Liabilities and shareholders' equity

Current liabilities:
Short-term borrowings	$-	$147	$987
Current maturities of long-term debt	52	34	34
Accounts payable	5,843	5,345	4,109
Accrued compensation and employee benefits	535	481	434
Self-insurance liabilities	750	685	751
Deferred revenue	741	893	674
Other current liabilities	1,283	1,388	1,033

Total current liabilities	9,204	8,973	8,022

Long-term debt, excluding current maturities	5,023	5,576	5,039
Deferred income taxes - net	594	699	660
Other liabilities	951	787	910

Total liabilities	15,772	16,035	14,631

Shareholders' equity:
Preferred stock - $5 par value, none issued	-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
May 1, 2009 1,474
May 2, 2008 1,462
January 30, 2009 1,470	737	731	735
Capital in excess of par value	296	48	277
Retained earnings	17,399	15,835	17,049
Accumulated other comprehensive income (loss)	5	5	(6)

Total shareholders' equity	18,437	16,619	18,055

Total liabilities and shareholders' equity	$34,209	$32,654	$32,686

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended
	May 1, 2009		May 2, 2008
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$11,832	100.00	$12,009	100.00

Cost of sales	7,636	64.54	7,843	65.31

Gross margin	4,196	35.46	4,166	34.69

Expenses:

Selling, general and administrative	2,944	24.88	2,725	22.69

Store opening costs	13	0.11	18	0.15

Depreciation	401	3.39	375	3.12

Interest - net	78	0.66	76	0.63

Total expenses	3,436	29.04	3,194	26.59

Pre-tax earnings	760	6.42	972	8.10

Income tax provision	284	2.40	365	3.04

Net earnings	$476	4.02	$607	5.06

Weighted average common shares outstanding - basic	1,462		1,454

Basic earnings per common share	$0.32		$0.42

Weighted average common shares outstanding - diluted	1,464		1,477

Diluted earnings per common share	$0.32		$0.41

Cash dividends per share	$0.085		$0.080

Retained Earnings
Balance at beginning of period	$17,049		$15,345
Net earnings	476		607
Cash dividends	(126)		(117)
Balance at end of period	$17,399		$15,835

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 1, 2009	May 2, 2008
Cash flows from operating activities:
Net earnings	$476	$607
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	434	404
Deferred income taxes	(83)	17
Loss on property and other assets	9	21
Transaction loss from exchange rate changes	1	-
Share-based payment expense	24	28
Changes in operating assets and liabilities:
Merchandise inventory - net	(801)	(828)
Other operating assets	(1)	42
Accounts payable	1,732	1,633
Other operating liabilities	554	614
Net cash provided by operating activities	2,345	2,538

Cash flows from investing activities:
Purchases of short-term investments	(68)	(64)
Proceeds from sale/maturity of short-term investments	122	86
Purchases of long-term investments	(302)	(325)
Proceeds from sale/maturity of long-term investments	6	224
Decrease in other long-term assets	15	-
Property acquired	(572)	(805)
Proceeds from sale of property and other long-term assets	11	4
Net cash used in investing activities	(788)	(880)

Cash flows from financing activities:
Net decrease in short-term borrowings	(986)	(915)
Proceeds from issuance of long-term debt	-	8
Repayment of long-term debt	(8)	(13)
Proceeds from issuance of common stock from stock options exercised	1	10
Cash dividend payments	(126)	(117)
Excess tax benefits of share-based payments	-	1
Net cash used in financing activities	(1,119)	(1,026)

Effect of exchange rate changes on cash	(1)	-

Net increase in cash and cash equivalents	437	632
Cash and cash equivalents, beginning of period	245	281
Cash and cash equivalents, end of period	$682	$913

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 1, 2009 and May 2, 2008, and the results of operations and cash flows for the three months ended May 1, 2009 and May 2, 2008.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 30, 2009 (the Annual Report).  The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of the hierarchy are defined as follows:

•	Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

•	Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•	Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities

Effective February 2, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities measured at fair value and other non-financial assets and liabilities measured at fair value on a recurring basis.

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of May 1, 2009, May 2, 2008 and January 30, 2009, classified by SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	May 1, 2009	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$427	$68	$359	$-
Trading securities	33	33	-	-
Long-term investments
Available-for-sale securities	448	-	448	-
Total investments	$908	$101	$807	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	May 2, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$252	$116	$136	$-
Trading securities	43	43	-	-
Long-term investments
Available-for-sale securities	537	-	537	-
Total investments	$832	$159	$673	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	January 30, 2009	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$385	$81	$304	$-
Trading securities	31	31	-	-
Long-term investments
Available-for-sale securities	253	-	253	-
Total investments	$669	$112	$557	$-

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

Effective January 31, 2009, the Company adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis.

The Company reviews the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  If the carrying amount is not recoverable, an impairment is recorded for the amount that the carrying amount of the asset exceeds its fair value.  The Company bases the fair values of long-lived assets held-for-use on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  During the first quarter of 2009, certain retail out-parcels classified as held-for-use, with a carrying value of $13 million, were written down to their fair value resulting in an impairment charge of $5 million which was recorded in SG&A expense.  The impairment charge was primarily the result of a significant decline in demand for a particular retail out-parcel.

The following table presents the Company’s non-financial assets measured at fair value on a non-recurring basis during the first quarter of 2009, classified by SFAS No. 157 fair value hierarchy:

		Fair Value Measurements Using
	Quarter Ended	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	May 1, 2009	(Level 1)	(Level 2)	(Level 3)	Total Gains (Losses)
Long-lived assets held-for-use	$8	$-	$-	$8	$(5)

In the determination of impairment for retail out-parcels, the fair values are the estimated selling prices.  The Company determines the estimated selling prices by obtaining information from brokers in the specific markets being evaluated.  The information includes comparable sales of similar assets and assumptions about demand in the market for these assets.

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $211 million at May 1, 2009, $173 million at May 2, 2008, and $214 million at January 30, 2009.  Restricted balances included in long-term investments were $144 million at May 1, 2009, $163 million at May 2, 2008, and $143 million at January 30, 2009.

Note 4: Property - Property is shown net of accumulated depreciation of $9.1 billion at May 1, 2009, $7.8 billion at May 2, 2008, and $8.8 billion at January 30, 2009.

Note 5: Short-Term Borrowings - The Company had a Canadian dollar (C$) denominated credit facility in the amount of C$200 million that expired March 30, 2009.  The outstanding borrowings at expiration were repaid with cash provided by consolidated operating activities.

Note 6: Extended Warranties - Lowe’s sells separately-priced extended warranty contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term.  Extended warranty contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company’s extended warranty deferred revenue is included in other liabilities (non-current) on the consolidated balance sheets.  Changes in deferred revenue for extended warranty contracts are summarized as follows:

	Three Months Ended
(In millions)	May 1, 2009	May 2, 2008
Extended warranty deferred revenue, beginning of period	$479	$407
Additions to deferred revenue	52	49
Deferred revenue recognized	(35)	(26)
Extended warranty deferred revenue, end of period	$496	$430

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended warranty contracts were $129 million at May 1, 2009, $99 million at May 2, 2008, and $121 million at January 30, 2009.  The Company’s extended warranty deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses, are expensed as incurred.

The liability for extended warranty claims incurred is included in self-insurance liabilities on the consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended
(In millions)	May 1, 2009	May 2, 2008
Liability for extended warranty claims, beginning of period	$17	$14
Accrual for claims incurred	13	12
Claim payments	(12)	(14)
Liability for extended warranty claims, end of period	$18	$12

Note 7: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  Comprehensive income totaled $487 million and $604 million, compared to net earnings of $476 million and $607 million, for the three months ended May 1, 2009 and May 2, 2008, respectively.

Note 8: Earnings Per Share - The Company adopted FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” effective January 31, 2009.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The retrospective application of the provisions of FSP EITF 03-6-1 did not change earnings per share amounts for any of the periods presented.

Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security.  The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes.  The following table reconciles earnings per common share for the three months ended May 1, 2009 and May 2, 2008.

	Three Months Ended
(In millions, except per share data)	May 1, 2009	May 2, 2008
Basic earnings per common share:
Net earnings	$476	$607
Less: Net earnings allocable to participating securities	(4)	(3)
Net earnings allocable to common shares	$472	$604
Weighted-average common shares outstanding	1,462	1,454
Basic earnings per common share	$0.32	$0.42
Diluted earnings per common share:
Net earnings	$476	$607
Net earnings adjustment for interest on convertible notes, net of tax	-	1
Net earnings, as adjusted	476	608
Less: Net earnings allocable to participating securities	(4)	(3)
Net earnings allocable to common shares	$472	$605
Weighted-average common shares outstanding	1,462	1,454
Dilutive effect of non-participating share-based awards	2	3
Dilutive effect of convertible notes	-	20
Weighted-average common shares, as adjusted	1,464	1,477
Diluted earnings per common share	$0.32	$0.41

Stock options to purchase 26.0 million and 13.9 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended May 1, 2009 and May 2, 2008, respectively.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 1, 2009	May 2, 2008
Long-term debt	$73	$73
Short-term borrowings	2	6
Capitalized leases	7	9
Interest income	(5)	(9)
Interest capitalized	(4)	(8)
Other	5	5
Interest - net	$78	$76

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 1, 2009	May 2, 2008
Cash paid for interest, net of amount capitalized	$130	$135
Cash paid for income taxes	$68	$34
Non-cash investing and financing activities:
Non-cash property acquisitions	$54	$17

Note 10: Recent Accounting Pronouncements - In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  FSP FAS 107-1 and APB 28-1 requires that the fair value of all financial assets and financial liabilities for which it is practicable to estimate fair value and are within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” be disclosed for interim and annual periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 will have no effect on the Company’s consolidated financial statements but will require additional disclosures in interim periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 1, 2009 and May 2, 2008, and the related consolidated statements of current and retained earnings and of cash flows for the fiscal three-month periods ended May 1, 2009 and May 2, 2008. These consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 30, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 31, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of January 30, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 1, 2009

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three month periods ended May 1, 2009 and May 2, 2008.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

EXECUTIVE OVERVIEW

The sales environment remained challenging in the first quarter of 2009, evidenced by our eleventh consecutive quarter of comparable store sales declines. However, several macro economic variables showed some encouraging signs of improvement in the latter half of the quarter as consumer confidence increased, housing turnover in certain markets began showing signs of a bottom, and home prices slowed their rate of decline.  While these may be positive signs for the stabilization and ultimate recovery of home improvement industry sales, many of these variables remained at or near historic lows.  In this time of uncertainty, we remain focused on maintaining flexibility in our staffing model and in our logistics and distribution systems to appropriately respond to both upside and downside scenarios.

During the quarter, home improvement consumers remained willing to spend on routine maintenance and outdoor projects. There was a resurgence of Do-It-Yourself (DIY) as consumers looked to save money in a difficult economic environment by tackling smaller projects that they had previously relied on others to perform.  We saw evidence of these trends with relative strength in our paint category and also in outdoor power equipment repair and maintenance products, which had mid single-digit positive comparable store sales, as consumers migrated back to maintaining their own lawns.  However, consumers’ hesitancy to invest in larger discretionary projects continued to pressure sales, resulting in double-digit declines in comparable store Installed Sales and Special Order Sales. Highlighting these trends, first quarter comparable store sales tickets below $50 were flat while comparable store sales tickets above $500 decreased 14%.

We continued to capitalize on available opportunities which helped us deliver solid market share gains.  According to third-party estimates we gained 160 basis points of unit market share in the first calendar quarter. This is a sign of the evolving competitive landscape and an indication that our employees did not let the current economic environment impact their dedication to customer service.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 1, 2009	May 2, 2008	2009 vs. 2008	2009 vs. 2008
Net sales	100.00%	100.00%	N/A	(1.5)%
Gross margin	35.46	34.69	77	0.7
Expenses:
Selling, general and administrative	24.88	22.69	219	8.0
Store opening costs	0.11	0.15	(4)	(25.9)
Depreciation	3.39	3.12	27	6.8
Interest - net	0.66	0.63	3	2.4
Total expenses	29.04	26.59	245	7.6
Pre-tax earnings	6.42	8.10	(168)	(21.9)
Income tax provision	2.40	3.04	(64)	(22.2)
Net earnings	4.02%	5.06%	(104)	(21.7)%

EBIT margin (1)	7.08%	8.73%	(165)	(20.1)%

	Three Months Ended
Other metrics:	May 1, 2009	May 2, 2008
Comparable store sales changes (2)	(6.6)%	(8.4)%
Total customer transactions (in millions)	186	181
Average ticket (3)	$63.71	$66.23
At end of period:
Number of stores	1,670	1,554
Sales floor square feet (in millions)	189	176
Average store size selling square feet (in thousands) (4)	113	114

(1) We define EBIT margin as earnings before interest and taxes as a percentage of sales (operating margin).

(2) We define a comparable store as a store that has been open longer than 13 months.  A store that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated store is considered comparable once it has been open longer than 13 months.

(3) We define average ticket as net sales divided by the total number of customer transactions.
(4) We define average store size selling square feet as sales floor square feet divided by the number of stores open at the end of the period.

Net Sales - Reflective of the challenging sales environment, net sales decreased 1.5% to $11.8 billion during the first quarter of 2009.  Total customer transactions increased 2.4% compared to the first quarter of 2008 but average ticket decreased 3.8% to $63.71.  Comparable store sales declined 6.6% for the first quarter of 2009.  Comparable store customer transactions decreased 2.6% and comparable store average ticket decreased 4.2%, evidence that many consumers continued to postpone or extend major projects, which pressured average ticket.  Cannibalization of existing stores sales by new stores negatively impacted comparable store sales by approximately 140 basis points in the first quarter of 2009, while sales in hurricane-impacted markets positively impacted our comparable store sales by approximately 90 basis points.  In addition, building material inflation positively impacted comparable store sales by approximately 60 basis points during the quarter.

Despite a late spring in certain areas of the country, we experienced relative strength in many outdoor and seasonal products.  In fact, consistent with trends over the past two years, comparable store sales of our outdoor products performed significantly better than our indoor products. Our lawn & landscape products and nursery categories delivered positive comparable store sales.  In addition, we experienced positive comparable store sales in our paint, home environment, and building materials categories during the quarter.  The positive impact of our paint category was driven by consumers continued willingness to tackle smaller projects.  The relative strength in home environment was driven by air conditioners, and the positive comparable store sales in building materials was driven by inflation and strong demand for roofing products primarily in hurricane impacted markets.  Other categories that performed above our average comparable store sales change included rough plumbing, hardware, seasonal living, and appliances, while lumber performed at approximately the overall corporate average.

As a result of consumers’ focus on routine maintenance and repair projects instead of larger discretionary projects, we continued to experience significant weakness in our project- and style-related categories.  Certain of our project categories, including cabinets & countertops, flooring, and millwork, delivered double-digit declines in comparable store sales.  In addition, style categories like lighting, windows & walls, home organization, and fashion plumbing also experienced double-digit declines in comparable store sales. However, according to third-party estimates, we gained unit market share in 15 of our 20 product categories in the first calendar quarter versus the same period last year, evidence that we continued to provide a compelling product offering to consumers and capitalized on the evolving competitive landscape.

Specialty Sales continued to experience mixed results during the quarter. Commercial Business Customer (CBC) sales delivered a comparable store sales change close to the company average as a result of our targeted efforts to focus on the professional tradesperson, property maintenance professional and the repair/remodeler. However, our Installed Sales and Special Order Sales performance remained weak due to the resurgence of DIY combined with consumers’ reluctance to take on major projects. These trends led to a 23% comparable store sales decline for Installed Sales and a 26% comparable store sales decline in Special Order Sales during the first quarter.

From a geographic perspective, we experienced double-digit comparable store sales declines in our Western U.S. markets.  While these markets performed better than the fourth quarter, sales remained soft.  In order to maximize our sales opportunities, we are monitoring foreclosure data as these markets work towards stabilization from both a housing turnover and home price perspective.  In addition to our markets in the Western U.S., Southern Florida and certain areas of the Northeast and Mid-Atlantic also experienced double-digit comparable store sales declines. These areas have been impacted by several years of housing pressures as well as the financial market turmoil over the past several months.  However, despite the broad-based macro economic pressures, we experienced positive comparable stores sales in Southern Texas due to the impact of last year’s hurricanes, and in the Ohio Valley driven by the continued stability in this part of the country.  We also experienced above-average comparable store sales through most of the center of the country.

Gross Margin - For the first quarter of 2009, gross margin increased 77 basis points as a percentage of sales compared to the first quarter of 2008.  The increase was driven by a moderating promotional environment and our decision not to repeat certain promotions we had implemented during the first quarter of 2008. In addition, we also experienced leverage of approximately 13 basis points from lower inventory shrink and approximately four basis points attributable to the mix of products sold across product categories.  The favorability in product mix was the result of rough plumbing, hardware, and paint, which are all higher than the company average margin categories.

SG&A - For the first quarter of 2009, SG&A increased 219 basis points as a percentage of sales compared to the first quarter of 2008, primarily driven by de-leverage of 65 basis points in store payroll resulting from comparable store sales declines.  We also experienced de-leverage of 60 basis points due to increased losses associated with our proprietary credit program and 46 basis points in bonus expense attributable to an increase in expected achievement against performance targets.  Additionally, we experienced de-leverage of approximately 30 basis points in fixed expenses such as utilities, property taxes, and rent during the quarter as a result of comparable store sales declines.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $13 million and $18 million in the first quarters of 2009 and 2008, respectively.  Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings.  We opened 21 new stores in the first quarter of 2009, compared to the opening of 20 new stores in the first quarter of 2008.  Store opening costs for stores opened during the first quarter of 2009 and 2008 averaged approximately $0.8 million and $0.9 million per store, respectively.

Depreciation - Depreciation de-leveraged 27 basis points in the first quarter of 2009, driven by comparable store sales declines and the addition of 116 new stores over the past four quarters.  Property, less accumulated depreciation, totaled $22.7 billion at May 1, 2009, an increase of 5.0% from $21.6 billion at May 2, 2008.  At May 1, 2009, we owned 88% of our stores, compared to 87% at May 2, 2008, which includes stores on leased land.

Income Tax Provision - Our effective income tax rate was 37.4% for the three month period ended May 1, 2009, and 37.6% for the three month period ended May 2, 2008.  Our effective income tax rate was 37.4% for fiscal 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Inventory

At May 1, 2009, merchandise inventory was $9.0 billion compared to $8.4 billion at May 2, 2008, an increase of 6.8%.  The increase was primarily attributable to sales floor square footage growth of 7.0%.  Comparable store inventory was down 2.8% at May 1, 2009 versus May 2, 2008.  We continued to work to manage inventory in comparable stores in this difficult sales environment and have successfully reduced the average comparable store inventory by more than 12% during the past three years.  We will continue to look for ways to further leverage our distribution centers to manage inventory in the coming quarters.  Merchandise inventory at May 1, 2009 increased 9.8% from $8.2 billion at January 30, 2009.  This increase was primarily attributable to building our spring seasonal inventory.  We planned our 2009 spring seasonal inventory conservatively and do not anticipate higher than normal seasonal markdowns during the second quarter.

Cash Flows

Cash flows from operating activities continue to provide the primary source of our liquidity.  Net cash provided by operating activities totaled $2.3 billion and $2.5 billion for the three month periods ended May 1, 2009 and May 2, 2008, respectively.  The change in cash flows from operating activities was primarily the result of decreased net earnings.  This was partially offset by an increase in accounts payable which exceeded the increase in merchandise inventory over the same period and is attributable to our ongoing efforts to improve vendor payment terms.

Net cash used in investing activities was $788 million and $880 million for the three month periods ended May 1, 2009 and May 2, 2008, respectively. The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution center and corporate infrastructure, including enhancements to our information technology infrastructure. Cash acquisitions of property were $572 million for the three month period ended May 1, 2009 versus $805 million for the prior year, a decrease of 28.9%, primarily driven by a reduction in our store expansion program.

Net cash used in financing activities was $1.1 billion and $1.0 billion for the three month periods ended May 1, 2009 and May 2, 2008, respectively.  The change in net cash used in financing activities was primarily driven by a $74 million decrease in cash flows associated with net borrowing activities.  The ratio of debt to equity plus debt was 21.6%, 25.7% and 25.1% as of May 1, 2009, May 2, 2008, and January 30, 2009, respectively.

Sources of Liquidity

In addition to our cash flows from operations, additional liquidity is provided by our short-term borrowing facilities. We have a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility supports our commercial paper and revolving credit programs.  The senior credit facility has a $500 million letter of credit sublimit. Amounts outstanding under letters of credit reduce the amount available for borrowing under the senior credit facility.  Borrowings made under the senior credit facility are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at May 1, 2009.  Nineteen banking institutions are participating in the senior credit facility.  As of May 1, 2009, there were no outstanding borrowings under the senior credit facility or under the commercial paper program.  As of May 1, 2009, there were no letters of credit outstanding under the senior credit facility.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of May 1, 2009, there were no outstanding borrowings under the credit facility.

We had a C$ denominated credit facility in the amount of C$200 million that expired March 30, 2009.  The outstanding borrowings at expiration were repaid with cash provided by consolidated operating activities.

Our debt ratings at May 1, 2009 were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial Paper	A1	P1	F1
Senior Debt	A+	A1	A+
Outlook	Negative	Stable	Negative

We believe that net cash provided by operating and financing activities will be adequate for our expansion plans and for our other operating requirements over the next 12 months. The availability of funds through the issuance of commercial paper or new debt or the borrowing cost of these funds could be adversely affected due to a debt rating downgrade, which we do not expect, or a deterioration of certain financial ratios. In addition, continuing volatility in the global markets may affect our ability to access those markets for additional borrowings or increase costs associated with those borrowings. There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.

Cash Requirements

Capital Expenditures

Our 2009 capital forecast is approximately $2.5 billion, inclusive of approximately $300 million of lease commitments, resulting in a net cash outflow of $2.2 billion in 2009.  Approximately 72% of this planned commitment is for store expansion.  Our expansion plans for 2009 consist of 60 to 70 new stores and are expected to increase sales floor square footage by approximately 4%.  Approximately 98% of the 2009 projects will be owned, which includes approximately 35% ground-leased properties.

At May 1, 2009, we owned and operated 14 regional distribution centers.  We also operated 15 flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We are confident that our current distribution network has the capacity to ensure that our stores remain in stock and that customer demand is met.

Debt and Capital

During the first three months of 2009, there were no share repurchases under the share repurchase program.  As of May 1, 2009, we had remaining authorization through fiscal 2009 under the share repurchase program of $2.2 billion.

On May 29, 2009, the Board of Directors declared a quarterly cash dividend of $0.09 per share, which represents a 5.9% increase.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments other than in the ordinary course of business since the end of 2008. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

COMPANY OUTLOOK

Second Quarter

As of May 18, 2009, the date of our first quarter 2009 earnings release, we expected to open approximately 18 new stores during the second quarter of 2009, which ends on July 31, 2009, reflecting square footage growth of approximately 7%.  We expected total sales to range from a decline of 2% to an increase of 1% and comparable store sales to decline 4% to 8%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline approximately 160 basis points.  In addition, store opening costs were expected to be approximately $13 million.  Diluted earnings per share of $0.51 to $0.55 were expected for the second quarter.  Our outlook for the second quarter does not assume any share repurchases.  All comparisons are with the second quarter of fiscal 2008.

Fiscal 2009

As of May 18, 2009, the date of our first quarter 2009 earnings release, we expected to open 60 to 70 stores during fiscal 2009, which ends on January 29, 2010, reflecting total square footage growth of approximately 4%.  We expected total sales in 2009 to range from a decline of 2% to an increase of 1% and comparable store sales to decline 4% to 8%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline 130 to 140 basis points.  In addition, store opening costs were expected to be approximately $50 million.  Diluted earnings per share of $1.13 to $1.25 were expected for fiscal 2009.  Our outlook for 2009 does not assume any share repurchases.  All comparisons are with fiscal 2008.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as rising unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, the availability and increasing regulation of consumer credit and mortgage financing, changes in the rate of housing turnover, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to:  (i) respond to adverse trends in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legal and regulatory developments; and (viii) respond to unanticipated weather conditions that could adversely affect sales.  For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our Quarterly Reports on Form 10-Q.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 1, 2009, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 1, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 6. - Exhibits

Exhibit 10.1 - Amended and Restated Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, effective as of March 20, 2009 (incorporated herein by reference to Appendix B to Lowe’s Companies, Inc. Proxy Statement, as filed on April 10, 2009).

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

LOWE'S COMPANIES, INC.

June 1, 2009 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, effective as of March 20, 2009 (incorporated herein by reference to Appendix B to Lowe’s Companies, Inc. Proxy Statement, as filed on April 10, 2009).

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