Form 10-Q
period 2009-07-31
LOWES COMPANIES INC
filed 2009-09-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 28, 2009
Common Stock, $.50 par value	1,477,558,822

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		July 31, 2009	August 1, 2008	January 30, 2009
Assets

Current assets:
Cash and cash equivalents		$1,087	$477	$245
Short-term investments		424	377	416
Merchandise inventory - net		8,189	7,939	8,209
Deferred income taxes - net		177	275	166
Other current assets		216	236	215

Total current assets		10,093	9,304	9,251

Property, less accumulated depreciation		22,727	22,066	22,722
Long-term investments		900	798	253
Other assets		462	381	460

Total assets		$34,182	$32,549	$32,686

Liabilities and shareholders' equity

Current liabilities:
Short-term borrowings		$9	$189	$987
Current maturities of long-term debt		552	31	34
Accounts payable		4,970	4,786	4,109
Accrued compensation and employee benefits		540	492	434
Self-insurance liabilities		784	736	751
Deferred revenue		716	816	674
Other current liabilities		1,373	1,478	1,033

Total current liabilities		8,944	8,528	8,022

Long-term debt, excluding current maturities		4,515	5,050	5,039
Deferred income taxes - net		564	641	660
Other liabilities		983	824	910

Total liabilities		15,006	15,043	14,631

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
July 31, 2009	1,477
August 1, 2008	1,464
January 30, 2009	1,470	738	732	735
Capital in excess of par value		367	118	277
Retained earnings		18,025	16,648	17,049
Accumulated other comprehensive income (loss)		46	8	(6)

Total shareholders' equity		19,176	17,506	18,055

Total liabilities and shareholders' equity		$34,182	$32,549	$32,686

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
	July 31, 2009		August 1, 2008		July 31, 2009		August 1, 2008
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$13,844	100.00	$14,509	100.00	$25,676	100.00	$26,519	100.00

Cost of sales	9,021	65.16	9,527	65.66	16,658	64.88	17,371	65.50

Gross margin	4,823	34.84	4,982	34.34	9,018	35.12	9,148	34.50

Expenses:

Selling, general and administrative	3,109	22.45	3,014	20.78	6,052	23.56	5,738	21.65

Store opening costs	14	0.10	21	0.14	27	0.11	38	0.14

Depreciation	408	2.95	381	2.63	809	3.15	757	2.85

Interest - net	76	0.55	69	0.47	154	0.60	145	0.55

Total expenses	3,607	26.05	3,485	24.02	7,042	27.42	6,678	25.19

Pre-tax earnings	1,216	8.79	1,497	10.32	1,976	7.70	2,470	9.31

Income tax provision	457	3.31	559	3.86	741	2.89	925	3.49

Net earnings	$759	5.48	$938	6.46	$1,235	4.81	$1,545	5.82

Weighted average common shares outstanding - basic	1,464		1,455		1,463		1,454

Basic earnings per common share	$0.51		$0.64		$0.84		$1.06

Weighted average common shares outstanding - diluted	1,466		1,470		1,465		1,473

Diluted earnings per common share	$0.51		$0.63		$0.84		$1.04

Cash dividends per share	$0.090		$0.085		$0.175		$0.165

Retained Earnings
Balance at beginning of period	$17,399		$15,835		$17,049		$15,345
Net earnings	759		938		1,235		1,545
Cash dividends	(133)		(125)		(259)		(242)
Balance at end of period	$18,025		$16,648		$18,025		$16,648

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 31, 2009	August 1, 2008
Cash flows from operating activities:
Net earnings	$1,235	$1,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	870	816
Deferred income taxes	(106)	(57)
Loss on property and other assets	73	30
Loss on redemption of long-term debt	-	8
Share-based payment expense	50	54
Net changes in operating assets and liabilities:
Merchandise inventory - net	32	(328)
Other operating assets	20	52
Accounts payable	858	1,073
Other operating liabilities	684	675
Net cash provided by operating activities	3,716	3,868

Cash flows from investing activities:
Purchases of short-term investments	(166)	(95)
Proceeds from sale/maturity of short-term investments	314	171
Purchases of long-term investments	(942)	(1,066)
Proceeds from sale/maturity of long-term investments	135	565
Increase in other long-term assets	-	(37)
Property acquired	(1,022)	(1,620)
Proceeds from sale of property and other long-term assets	13	20
Net cash used in investing activities	(1,668)	(2,062)

Cash flows from financing activities:
Net decrease in short-term borrowings	(987)	(873)
Proceeds from issuance of long-term debt	-	11
Repayment of long-term debt	(16)	(555)
Proceeds from issuance of common stock under employee stock purchase plan	37	39
Proceeds from issuance of common stock from stock options exercised	7	11
Cash dividend payments	(259)	(242)
Repurchase of common stock	-	(2)
Excess tax benefits of share-based payments	-	1
Net cash used in financing activities	(1,218)	(1,610)

Effect of exchange rate changes on cash	12	-

Net increase in cash and cash equivalents	842	196
Cash and cash equivalents, beginning of period	245	281
Cash and cash equivalents, end of period	$1,087	$477

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of July 31, 2009, and August 1, 2008, and the results of operations for the three and six months ended July 31, 2009, and August 1, 2008, and cash flows for the six months ended July 31, 2009 and August 1, 2008.

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

Note 2: Fair Value Measurements and Financial Instruments - Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

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

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of July 31, 2009, August 1, 2008, and January 30, 2009, classified by SFAS No. 157 fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	July 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Available-for-sale securities	$37	$-	$37	$-
Short-term investments
Available-for-sale securities	388	68	320	-
Trading securities	36	36	-	-
Long-term investments
Available-for-sale securities	900	-	900	-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	August 1, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$338	$109	$229	$-
Trading securities	39	39	-	-
Long-term investments
Available-for-sale securities	798	-	798	-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	January 30, 2009	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$385	$81	$304	$-
Trading securities	31	31	-	-
Long-term investments
Available-for-sale securities	253	-	253	-

When available, quoted prices are used to determine fair value.  When quoted prices in active markets are available, investments are classified within Level 1 of the fair value hierarchy. The Company’s Level 1 investments primarily consist of investments in money market and mutual funds. When quoted prices in active markets are not available, fair values are determined using pricing models and the inputs to those pricing models are based on observable market inputs.  The inputs to the pricing models are typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others. The Company’s Level 2 investments primarily consist of investments in municipal obligations.

Effective January 31, 2009, the Company adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis.

The Company reviews the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  If the carrying amount is not recoverable, an impairment is recorded for the amount that the carrying amount of the asset exceeds its fair value.  The Company bases the fair values of long-lived assets held-for-use on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  During the second quarter of 2009, certain long-lived assets, consisting primarily of excess properties, classified as held-for-use with a carrying value of $69 million were written down to their fair value resulting in an impairment charge of $25 million which was recorded in SG&A expense.  The impairment charge was primarily attributable to the Company’s re-evaluation of the pipeline of potential future store sites and the decision to no longer pursue several projects.  For the six months ended July 31, 2009, impairment charges of $30 million were recorded in SG&A expense.

The following table presents the Company’s non-financial assets measured at fair value on a non-recurring basis during the second quarter of 2009, classified by SFAS No. 157 fair value hierarchy:

		Fair Value Measurements Using
	Quarter Ended	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(In millions)	July 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Long-lived assets held-for-use	$44	$-	$-	$44	$(25)

In the determination of impairment for excess properties, the fair values are the estimated selling prices.  The Company determines the estimated selling prices by obtaining information from brokers in the specific markets being evaluated.  The information includes comparable sales of similar assets and assumptions about demand in the market for these assets.

Effective July 31, 2009, the Company adopted FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  FSP FAS 107-1 and APB 28-1 requires that the fair value of all financial assets and liabilities for which it is practicable to estimate fair value and are within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be disclosed for interim and annual periods.

The Company’s financial instruments not measured at fair value on a recurring basis include cash and certain cash equivalents, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  Estimated fair values for long-term debt have been determined using available market information, including reported trades, benchmark yields and broker-dealer quotes.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capital leases and other, are as follows:

	July 31, 2009
	Carrying	Fair
(In millions)	Amount	Value
Long-term debt (excluding capital leases and other)	$4,736	$5,133

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $188 million at July 31, 2009, $194 million at August 1, 2008, and $214 million at January 30, 2009.  Restricted balances included in long-term investments were $192 million at July 31, 2009, $152 million at August 1, 2008, and $143 million at January 30, 2009.

Note 4: Property - Property is shown net of accumulated depreciation of $9.3 billion at July 31, 2009, $8.2 billion at August 1, 2008, and $8.8 billion at January 30, 2009.

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

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Extended warranty deferred revenue, beginning of period	$496	$430	$479	$407
Additions to deferred revenue	62	56	114	105
Deferred revenue recognized	(37)	(30)	(72)	(56)
Extended warranty deferred revenue, end of period	$521	$456	$521	$456

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended warranty contracts were $137 million at July 31, 2009, $109 million at August 1, 2008, and $121 million at January 30, 2009.  The Company’s extended warranty deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses, are expensed as incurred.

The liability for extended warranty claims incurred is included in self-insurance liabilities on the consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Liability for extended warranty claims, beginning of period	$18	$12	$17	$14
Accrual for claims incurred	17	13	30	25
Claim payments	(14)	(8)	(26)	(22)
Liability for extended warranty claims, end of period	$21	$17	$21	$17

Note 6: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  The following table reconciles net earnings to comprehensive income for the three and six months ended July 31, 2009, and August 1, 2008.

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Net earnings	$759	$938	$1,235	$1,545
Foreign currency translation adjustments	39	1	50	1
Net unrealized investment gains (losses)	2	2	2	(1)
Comprehensive income	$800	$941	$1,287	$1,545

Note 7: Earnings Per Share - The Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” effective January 31, 2009.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The retrospective application of the provisions of FSP EITF 03-6-1 reduced previously reported diluted earnings per share by $0.01 for the three and six months ended August 1, 2008.

Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security.  The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes.  The following table reconciles earnings per common share for the three and six months ended July 31, 2009, and August 1, 2008.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Basic earnings per common share:
Net earnings	$759	$938	$1,235	$1,545
Less: Net earnings allocable to participating securities	(6)	(5)	(10)	(8)
Net earnings allocable to common shares	$753	$933	$1,225	$1,537
Weighted-average common shares outstanding	1,464	1,455	1,463	1,454
Basic earnings per common share	$0.51	$0.64	$0.84	$1.06
Diluted earnings per common share:
Net earnings	$759	$938	$1,235	$1,545
Net earnings adjustment for interest on convertible notes, net of tax	-	-	-	1
Net earnings, as adjusted	759	938	1,235	1,546
Less: Net earnings allocable to participating securities	(6)	(5)	(10)	(8)
Net earnings allocable to common shares	$753	$933	$1,225	$1,538
Weighted-average common shares outstanding	1,464	1,455	1,463	1,454
Dilutive effect of non-participating share-based awards	2	2	2	2
Dilutive effect of convertible notes	-	13	-	17
Weighted-average common shares, as adjusted	1,466	1,470	1,465	1,473
Diluted earnings per common share	$0.51	$0.63	$0.84	$1.04

Stock options to purchase 21.5 million and 22.1 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended July 31, 2009, and August 1, 2008, respectively.  Stock options to purchase 24.7 million and 18.0 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the six months ended July 31, 2009, and August 1, 2008, respectively.

Note 8: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Long-term debt	$73	$73	$146	$146
Short-term borrowings	-	2	2	7
Capitalized leases	7	7	14	16
Interest income	(5)	(12)	(10)	(21)
Interest capitalized	(4)	(7)	(8)	(15)
Other	5	6	10	12
Interest - net	$76	$69	$154	$145

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 31, 2009	August 1, 2008
Cash paid for interest, net of amount capitalized	$155	$161
Cash paid for income taxes	$487	$655
Non-cash investing and financing activities:
Non-cash property acquisitions	$59	$81

Note 9: Recent Accounting Pronouncements - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted SFAS No. 165 in the second quarter of 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements but did require the Company to disclose the date through which management had evaluated subsequent events.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which amends the derecognition guidance in Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance that applies to variable interest entities.  SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  Under SFAS No. 168, the FASB Accounting Standards Codification™ (Codification) will become the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption will have no material impact on the Company’s consolidated financial statements but will require that interim and annual filings include references to the Codification.

Note 10: Subsequent Events – The Company has evaluated subsequent events through September 1, 2009, the date the consolidated financial statements (unaudited) were issued.

On August 24, 2009, the Company entered into a joint venture agreement with Australia’s largest retailer, Woolworths Limited, to develop a network of home improvement stores for consumers in Australia. Under the agreement, the Company will be one-third owner of the destination home improvement chain. During the first four years, the Company estimates that it will invest approximately $100 million per year in the venture, with that amount varying depending on how rapidly stores come online.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 31, 2009 and August 1, 2008, and the related consolidated statements of current and retained earnings for the fiscal three and six-month periods then ended, and of cash flows for the fiscal six-month periods ended July 31, 2009 and August 1, 2008. These consolidated interim financial statements are the responsibility of the Company’s management.

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
September 1, 2009

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 31, 2009, and August 1, 2008.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

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

Our significant accounting polices are described in Note 1 to the consolidated financial statements presented in the Annual Report.  Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report; however, given the current economic cycle and the significant proportion of long-lived assets associated with stores currently in operation, we have elected to provide enhanced disclosure related to our critical accounting policy for long-lived asset impairment for operating stores.

Long-Lived Asset Impairment - Operating Stores

Description
At July 31, 2009, $19.3 billion of the Company’s long-lived assets were associated with stores currently in operation.  We review the carrying amounts of operating stores whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When evaluating operating stores for impairment, our asset group is at an individual store level, as that is the lowest level for which cash flows are identifiable. Cash flows for individual operating stores do not include an allocation of corporate overhead.

We evaluate operating stores on a quarterly basis to determine when store assets may not be recoverable.  Our primary indicator that operating store assets may not be recoverable is negative cash flow for a rolling 12 month period for those stores that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing operating results.  Management also monitors other factors when evaluating operating stores for impairment, including individual stores’ execution of their operating plans and local market conditions, including incursion, which is the opening of either other Lowe’s stores or direct competitors’ stores competing within the same market.

For operating stores, a potential impairment has occurred if projected future undiscounted cash flows expected to result from the use and eventual disposition of the store assets are less than the carrying value of the assets.  When determining the stream of projected future cash flows associated with an individual operating store, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and controllable expenses such as store payroll, occupancy expense and advertising costs.

An impairment loss is recognized when the carrying amount of the operating store is not recoverable and exceeds its fair value.  We use an income-based approach to determine the fair value of our operating stores. This involves making assumptions regarding both a store’s future cash flows, as described above, and the discount rate to determine the present value of those future cash flows.  We discount our cash flow estimates at a rate based upon the risk free rate plus the average credit spread of selected market participants, which is a group of other retailers with a store footprint similar in size to ours.

There were no operating store impairment charges for the three or six months ended July 31, 2009.

Judgments and uncertainties involved in the estimate
Our impairment loss calculations require us to apply judgment in estimating expected future cash flows, including estimated sales, margin and controllable expenses and assumptions about market performance.  We also apply judgment in estimating asset fair values, including the selection of a risk-adjusted discount rate for those estimated future cash flows.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to estimate the future cash flows of operating stores during the past three fiscal years.  If the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses.

During the six months ended July 31, 2009, we evaluated two operating stores with indicators of non-recoverability for impairment.  The carrying value of these stores was $24 million.  We determined that the carrying value was less than the projected future undiscounted cash flows expected to result from their use and eventual disposition; therefore, we did not record impairment charges.  A 2% reduction in projected annual sales assumed in estimating future cash flows for these stores would have resulted in an impairment charge of $10 million.  We analyzed other assumptions made in estimating the future cash flows of the operating stores evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

EXECUTIVE OVERVIEW

Home improvement spending remained weak in the second quarter of 2009.  Wavering levels of consumer confidence combined with unseasonable weather in many areas of the country and tougher than anticipated comparisons to last year’s fiscal stimulus tax rebates contributed to the sales declines. In this uncertain economic environment, many consumers are only taking on home improvement projects that are absolutely necessary and are postponing discretionary projects.  As a result, we have continued to experience pronounced weakness in larger ticket discretionary projects, as evidenced by comparable store sales for tickets above $500 declining 16%.

Despite the external pressures weighing on our sales, focused execution and an evolving competitive landscape helped us deliver solid market share gains.  According to third-party estimates, we gained 70 basis points of unit market share in the second calendar quarter.  While we expect the pressures of the current economic environment to continue and hurricane spending from last year’s hurricane season to wane, there have been encouraging signs that a bottoming process is underway.  Customer traffic continues to show signs of stabilization as evidenced by only a slight decrease in comparable store transactions during the quarter.

Selling to the Do-it-Yourself (DIY) customer remains a priority of ours, and the growing trend of a return to DIY continued during the quarter.  With the resurgence of DIY, many customers may be tackling their first home improvement project in some time, and are looking to us for not only home improvement products but for how-to information to successfully complete those projects.  We have modified our staffing model to ensure departments that feature project basics like paint, rough plumbing, rough electrical and hardware remain appropriately staffed to address the needs of the DIY customer.  During the quarter, we experienced relative strength in key DIY product categories including paint, hardware and rough plumbing, and also in products such as mower repair parts, grill repair parts and gardening supplies.

As the return to DIY leads to more frequent trips to our stores by consumers, we have an opportunity to capture additional sales related to this customer traffic.

In this time of uncertainty, we remain focused on maintaining the flexibility to appropriately adjust to a weaker or stronger than expected sales environment, while continuing to emphasize our dedication to customer service and delivering reasonable profitability to shareholders. We continue to maintain an appropriately cautious sales outlook, and we will continue building and adjusting our plans accordingly. In response to the challenging economic environment, we have re-evaluated our future store expansion plans, and as a result, we are no longer pursuing several projects. This decision resulted in an impairment charge for certain excess properties to adjust their carrying amounts to fair value and a write-off of previously capitalized costs in the second quarter of 2009.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 31, 2009	August 1, 2008	2009 vs. 2008	2009 vs. 2008
Net sales	100.00%	100.00%	N/A	(4.6)%
Gross margin	34.84	34.34	50	(3.2)
Expenses:
Selling, general and administrative	22.45	20.78	167	3.1
Store opening costs	0.10	0.14	(4)	(32.5)
Depreciation	2.95	2.63	32	7.0
Interest - net	0.55	0.47	8	10.6
Total expenses	26.05	24.02	203	3.5
Pre-tax earnings	8.79	10.32	(153)	(18.8)
Income tax provision	3.31	3.86	(55)	(18.3)
Net earnings	5.48%	6.46%	(98)	(19.0)%

EBIT margin (1)	9.34%	10.80%	(146)	(17.5)%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 31, 2009	August 1, 2008	2009 vs. 2008	2009 vs. 2008
Net sales	100.00%	100.00%	N/A	(3.2)%
Gross margin	35.12	34.50	62	(1.4)
Expenses:
Selling, general and administrative	23.56	21.65	191	5.5
Store opening costs	0.11	0.14	(3)	(29.4)
Depreciation	3.15	2.85	30	6.9
Interest - net	0.60	0.55	5	6.3
Total expenses	27.42	25.19	223	5.4
Pre-tax earnings	7.70	9.31	(161)	(20.0)
Income tax provision	2.89	3.49	(60)	(19.9)
Net earnings	4.81%	5.82%	(101)	(20.1)%

EBIT margin (1)	8.30%	9.86%	(156)	(18.5)%

	Three Months Ended		Six Months Ended
Other metrics:	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Comparable store sales changes (2)	(9.5)%	(5.3)%	(8.2)%	(6.7)%
Total customer transactions (in millions)	225	217	411	398
Average ticket (3)	$61.43	$66.95	$62.46	$66.62
At end of period:
Number of stores	1,688	1,577
Sales floor square feet (in millions)	191	179
Average store size selling square feet (in thousands) (4)	113	113

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

Net Sales - Economic conditions continued to weigh on consumers and pressured our sales.  Reflective of these pressures, net sales decreased for both the three and six months ended July 31, 2009.  Although total customer transactions increased 4.0% compared to the second quarter of 2008, average ticket decreased 8.2% to $61.43.  Comparable store sales declined 9.5% for the second quarter of 2009 and 8.2% for the first half of 2009.  Comparable store customer transactions decreased 0.9% compared to the second quarter of 2008 while comparable store average ticket decreased 8.6%, evidence that many consumers continued to postpone larger discretionary projects.

As a result of consumers’ willingness to complete small DIY projects that enhance the appearance of their homes and outdoor spaces, our nursery and paint categories delivered positive comparable store sales for the quarter while our lawn & landscape category performed well above our average comparable store sales change.  Other categories that performed above our average comparable store sales change included building materials, rough plumbing, hardware and outdoor power equipment, reflective of consumers tackling basic repair and maintenance projects.  Seasonal living and appliances performed at approximately the overall corporate average.  The most pronounced weaknesses occurred in our cabinets & countertops, fashion plumbing, flooring and millwork categories, reflective of consumers’ continued postponement of larger discretionary projects and the resurgence of DIY.  These trends led to a 22.4% comparable store sales decline for Installed Sales and a 22.6% comparable store sales decline in Special Order Sales during the second quarter.

From a geographic perspective, comparable store sales in our Western U.S. markets showed sequential improvement in the quarter; however, we continued to experience double-digit comparable store sales declines in these markets.  While positive housing turnover in certain of these markets is an encouraging sign, home prices are still declining and consumer confidence remains weak.  In addition, certain areas of the Southeast and Northeast experienced double-digit comparable store sales declines during the quarter.  We believe our Southeast markets were impacted by the fiscal stimulus tax rebate spending on home improvement last year when these markets had more stable housing prices.  In addition, certain areas of the Northeast were negatively impacted by the unseasonably cool, wet weather in the second quarter of 2009.

Gross Margin - For the second quarter of 2009, gross margin increased 50 basis points as a percentage of sales compared to the second quarter of 2008.  The increase was attributable to a number of factors, including 19 basis points of leverage due to the mix of products sold across product categories, 10 basis points of leverage due to lower inventory shrink, and 8 basis points of leverage from lower distribution costs, largely driven by lower fuel costs.

The increase in gross margin as a percentage of sales for the first six months of 2009 compared to 2008 was attributable to the same factors that contributed to the increase in gross margin in the second quarter of 2009, as well as a moderating promotional environment and our decision not to repeat certain promotions we had implemented during the first quarter of 2008.

SG&A - For the second quarter of 2009, SG&A increased 167 basis points as a percentage of sales compared to the second quarter of 2008, primarily driven by de-leverage of 59 basis points in store payroll resulting from comparable store sales declines.  Certain stores were operating at base staffing hours during the quarter which created short-term pressure on earnings, but in the long-term ensures that we maintain high customer service levels. We also experienced de-leverage of 27 basis points due to increased losses associated with our proprietary credit program. We anticipate reaching our contractual limits for actual losses under the program in the second half of 2009; therefore, we do not expect this de-leverage to continue. We experienced 20 basis points of de-leverage in fixed expenses such as rent, property taxes and utilities as a result of comparable store sales declines.  Bonus expense de-leveraged 19 basis points in the second quarter of 2009 attributable to an increase in achievement against performance targets.  Additionally, we re-

evaluated the pipeline of potential future store sites and made the decision to no longer pursue several projects.  This resulted in a $25 million charge for impairment of certain excess properties to adjust their carrying amounts to fair value and a $23 million charge for the write-off of previously capitalized costs.  As economic conditions warrant, we will continue to evaluate future store expansion plans and the carrying value of operating assets.

The increase in SG&A as a percentage of sales for the first six months of 2009 compared to 2008 was attributable to the same factors that contributed to the increase in SG&A in the second quarter of 2009.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $14 million and $21 million in the second quarters of 2009 and 2008, respectively.  Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings.  We opened 18 new stores in the second quarter of 2009, including three new stores in Canada, compared to the opening of 23 new stores in the second quarter of 2008.  Store opening costs for stores opened during both the second quarters of 2009 and 2008 averaged approximately $0.7 million per store.

Store opening costs totaled $27 million and $38 million for the first six months of 2009 and 2008, respectively. These costs were associated with the opening of 39 new stores in 2009, including three new stores in Canada, compared to 43 new stores in 2008, including one new store in Canada.  Store opening costs for stores opened during each of the first six months of 2009 and 2008 averaged approximately $0.8 million per store.

Depreciation - The de-leverage in depreciation expense for the three and six months ended July 31, 2009, was driven by comparable store sales declines and the addition of 111 new stores over the past four quarters.  Property, less accumulated depreciation, totaled $22.7 billion at July 31, 2009, an increase of 3.0% from $22.1 billion at August 1, 2008.  At July 31, 2009, we owned 88% of our stores compared to 87% at August 1, 2008, which includes stores on leased land.

Income Tax Provision - Our effective income tax rate was 37.6% and 37.5% for the three and six months ended July 31, 2009, respectively, and 37.4% and 37.5% for the three and six months ended August 1, 2008, respectively.  Our effective income tax rate was 37.4% for fiscal 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Inventory

At July 31, 2009, merchandise inventory was $8.2 billion compared to $7.9 billion at August 1, 2008, and $8.2 billion at January 30, 2009.  The increase of 3.1% versus August 1, 2008, was attributable to sales floor square footage growth of 6.8% and higher distribution inventory as a result of opening our fourteenth regional distribution center in the fourth quarter of 2008.  These factors were partially offset by a 5.2% reduction in comparable store inventory at July 31, 2009, versus August 1, 2008.  We will continue to identify opportunities to further leverage our distribution centers to manage inventory in the coming quarters.

Cash Flows

Cash flows from operating activities continue to provide the primary source of our liquidity.  Net cash provided by operating activities was $3.7 billion and $3.9 billion for the six months ended July 31, 2009, and August 1, 2008, respectively.  The change in net cash provided by operating activities was primarily the result of decreased net earnings, partially offset by working capital improvements.

Net cash used in investing activities was $1.7 billion and $2.1 billion for the six months ended July 31, 2009, and August 1, 2008, respectively.  The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution center and corporate infrastructure, including enhancements to our information technology infrastructure.  Cash acquisitions of property were $1.0 billion for the six months ended July 31, 2009, versus $1.6 billion for the prior year, a decrease of 36.9%, primarily driven by a reduction in our store expansion program.

Net cash used in financing activities was $1.2 billion and $1.6 billion for the six months ended July 31, 2009, and August 1, 2008, respectively.  The change in net cash used in financing activities was primarily driven by the redemption in June 2008 of our convertible notes issued in February 2001 and our senior convertible notes issued in October 2001.  The ratio of debt to equity plus debt was 20.9%, 23.1% and 25.1% as of July 31, 2009, August 1, 2008, and January 30, 2009, respectively.

Sources of Liquidity

In addition to our cash flows from operations, additional liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility supports our commercial paper and revolving credit programs.  The senior credit facility has a $500 million letter of credit sublimit.  Amounts outstanding under letters of credit reduce the amount available for borrowing under the senior credit facility.  Borrowings made under the senior credit facility are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at July 31, 2009.  Nineteen banking institutions are participating in the senior credit facility.  As of July 31, 2009, there were no outstanding borrowings under the senior credit facility or under the commercial paper program.  As of July 31, 2009, there were no letters of credit outstanding under the senior credit facility.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of July 31, 2009, there was C$10 million, or the equivalent of $9 million, outstanding under the credit facility.  The interest rate on the short-term borrowing was 1.92%.

Our debt ratings at July 31, 2009, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial Paper	A1	P1	F1
Senior Debt	A+	A1	A+
Outlook	Negative	Stable	Negative

We believe that net cash provided by operating and financing activities will be adequate for our expansion plans and for our other operating requirements over the next 12 months.  The availability of funds through the issuance of commercial paper or new debt or the borrowing cost of these funds could be adversely affected due to a debt rating downgrade, which we do not expect, or a deterioration of certain financial ratios.  In addition, continuing volatility in the global markets may affect our ability to access those markets for additional borrowings or increase costs associated with any borrowings. There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.

Cash Requirements

Capital Expenditures

Our 2009 capital forecast is approximately $2.4 billion, inclusive of approximately $300 million of lease commitments, resulting in an anticipated net cash outflow of $2.1 billion in 2009.  Approximately 72% of this planned commitment is for store expansion.  Our expansion plans for 2009 consist of 62 to 66 new stores that are expected to increase sales floor square footage by approximately 4%.  Approximately 98% of the 2009 projects will be owned, which includes approximately 33% ground-leased properties.

At July 31, 2009, we owned and operated 14 regional distribution centers.  We also operated 15 flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We are confident that our current distribution network has the capacity to ensure that our stores remain in stock and that customer demand is met.

Debt and Capital

We have no scheduled maturities of long-term debt in 2009.  We anticipate repaying the $500 million of 8.25% Notes due June 1, 2010, from net cash provided by operating activities.

During the first six months of 2009, there were no share repurchases under the share repurchase program.  As of July 31, 2009, we had remaining authorization through fiscal 2009 under the share repurchase program of $2.2 billion.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments other than in the ordinary course of business since the end of 2008.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

COMPANY OUTLOOK

ThirdQuarter

As of August 17, 2009, the date of our second quarter 2009 earnings release, we expected to open approximately 11 new stores during the third quarter of 2009, which ends on October 30, 2009, reflecting square footage growth of approximately 5%.  We expected total sales to decline 2% to 5% and comparable store sales to decline 6% to 10%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline approximately 170 basis points.  In addition, store opening costs were expected to be approximately $11 million.  Diluted earnings per share of $0.21 to $0.25 were expected for the third quarter.  Our outlook for the third quarter does not assume any share repurchases.  All comparisons are with the third quarter of fiscal 2008.

Fiscal 2009

As of August 17, 2009, the date of our second quarter 2009 earnings release, we expected to open 62 to 66 new stores during fiscal 2009, which ends on January 29, 2010, reflecting total square footage growth of approximately 4%.  We expected total sales in 2009 to decline approximately 3% and comparable store sales to decline 7% to 9%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline approximately 130 basis points.  In addition, store opening costs were expected to be approximately $50 million.  Diluted earnings per share of $1.13 to $1.21 were expected for fiscal 2009.  Our outlook for 2009 does not assume any share repurchases.  All comparisons are with fiscal 2008.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as rising unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, the availability and increasing regulation of consumer credit and mortgage financing, changes in the rate of housing turnover, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to:  (i) respond to adverse trends in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legislative and regulatory developments; (viii) respond to unanticipated weather conditions that could adversely affect sales; and (ix) execute successfully the business plan for internation expansion.  For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, in those “Risk Factors” included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2009, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, other than the following:

Changes in existing or new laws and regulations could adversely affect our business.

Laws and regulations at both the state and federal levels change frequently and can impose significant costs and other burdens of compliance on our business.  Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues could have an adverse impact on our financial condition and results of operations.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on May 29, 2009.

(b)	Directors elected at the meeting were: Peter C. Browning, Marshall O. Larsen, Stephen F. Page, and O. Temple Sloan, Jr.

Incumbent Directors whose terms expire in subsequent years are: David W. Bernauer, Leonard L. Berry, Dawn E. Hudson, Robert A. Niblock, Robert A. Ingram, Robert L. Johnson and Richard K. Lochridge.

(c)	The matters voted upon at the meeting and the results of the voting were as follows:

(1)	Election of Directors:

	CLASS	TERM EXPIRING	FOR	WITHHELD
Peter C. Browning	II	2011	1,217,418,775	115,395,012
Marshall O. Larsen	II	2011	1,247,468,880	85,344,907
Stephen F. Page	II	2011	1,265,523,576	67,290,211
O. Temple Sloan, Jr.	II	2011	1,233,445,255	99,368,532

(2)	Approval of the Amendment to the Lowe’s Companies, Inc. 2006 Long-Term Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
1,047,977,617	97,415,525	2,877,713	184,544,330

(3)	Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2009 Fiscal Year:

FOR	AGAINST	ABSTAIN
1,318,624,058	12,926,500	1,264,627

(4)	Approval of the Amendment to the Lowe’s Companies, Inc. Articles of Incorporation Eliminating All Remaining Supermajority Vote Requirements:

FOR	AGAINST	ABSTAIN
1,314,827,585	9,324,929	5,692,304

(5)	Shareholder Proposal Entitled “Reincorporating in North Dakota”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
33,377,596	1,106,728,363	8,166,295	184,542,931

(6)	Shareholder Proposal Entitled “Healthcare Reform Principles”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
42,558,235	928,301,593	177,412,027	184,543,330

(7)	Shareholder Proposal Entitled “Separating the Roles of Chairman and CEO”:

FOR	AGAINST	ABSTAIN	BROKER NON VOTE
154,401,582	969,784,864	24,084,208	184,544,531

Item 6. - Exhibits

Exhibit 3.1 - Restated and Amended Charter

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

Exhibit 31.1 - Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

Exhibit 31.2 - Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - XBRL Instance Document

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

September 1, 2009 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated and Amended Charter

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document