Form 10-Q
period 2009-10-30
LOWES COMPANIES INC
filed 2009-12-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 27, 2009
Common Stock, $.50 par value	1,472,032,172

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		October 30, 2009	October 31, 2008	January 30, 2009
Assets

Current assets:
Cash and cash equivalents		$1,141	$322	$245
Short-term investments		509	445	416
Merchandise inventory - net		8,424	8,327	8,209
Deferred income taxes - net		205	230	166
Other current assets		213	197	215

Total current assets		10,492	9,521	9,251

Property, less accumulated depreciation		22,557	22,602	22,722
Long-term investments		864	466	253
Other assets		496	440	460

Total assets		$34,409	$33,029	$32,686

Liabilities and Shareholders' Equity

Current liabilities:
Short-term borrowings		$-	$249	$987
Current maturities of long-term debt		553	34	34
Accounts payable		5,046	4,831	4,109
Accrued compensation and employee benefits		558	516	434
Self-insurance liabilities		780	723	751
Deferred revenue		719	748	674
Other current liabilities		1,321	1,330	1,033

Total current liabilities		8,977	8,431	8,022

Long-term debt, excluding current maturities		4,524	5,044	5,039
Deferred income taxes - net		556	751	660
Other liabilities		933	846	910

Total liabilities		14,990	15,072	14,631

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
October 30, 2009	1,477
October 31, 2008	1,467
January 30, 2009	1,470	739	734	735
Capital in excess of par value		398	215	277
Retained earnings		18,236	17,012	17,049
Accumulated other comprehensive income (loss)		46	(4)	(6)

Total shareholders' equity		19,419	17,957	18,055

Total liabilities and shareholders' equity		$34,409	$33,029	$32,686

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
	October 30, 2009		October 31, 2008		October 30, 2009		October 31, 2008
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,375	100.00	$11,728	100.00	$37,052	100.00	$38,246	100.00

Cost of sales	7,485	65.80	7,743	66.02	24,143	65.16	25,113	65.66

Gross margin	3,890	34.20	3,985	33.98	12,909	34.84	13,133	34.34

Expenses:

Selling, general and administrative	2,872	25.25	2,726	23.23	8,924	24.09	8,464	22.13

Store opening costs	10	0.09	31	0.27	38	0.10	70	0.18

Depreciation	403	3.54	385	3.29	1,212	3.27	1,142	2.99

Interest - net	77	0.68	65	0.56	231	0.62	210	0.55

Total expenses	3,362	29.56	3,207	27.35	10,405	28.08	9,886	25.85

Pre-tax earnings	528	4.64	778	6.63	2,504	6.76	3,247	8.49

Income tax provision	184	1.62	290	2.47	926	2.50	1,214	3.17

Net earnings	$344	3.02	$488	4.16	$1,578	4.26	$2,033	5.32

Weighted average common shares outstanding - basic	1,466		1,459		1,464		1,456

Basic earnings per common share	$0.23		$0.33		$1.07		$1.39

Weighted average common shares outstanding - diluted	1,469		1,461		1,466		1,469

Diluted earnings per common share	$0.23		$0.33		$1.07		$1.38

Cash dividends per share	$0.090		$0.085		$0.265		$0.250

Retained Earnings
Balance at beginning of period	$18,025		$16,648		$17,049		$15,345
Net earnings	344		488		1,578		2,033
Cash dividends	(133)		(124)		(391)		(366)
Balance at end of period	$18,236		$17,012		$18,236		$17,012

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 30, 2009	October 31, 2008
Cash flows from operating activities:
Net earnings	$1,578	$2,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,303	1,232
Deferred income taxes	(142)	99
Loss on property and other assets - net	140	48
Loss on redemption of long-term debt	-	8
Share-based payment expense	78	79
Net changes in operating assets and liabilities:
Merchandise inventory - net	(203)	(725)
Other operating assets	(4)	77
Accounts payable	933	1,124
Other operating liabilities	684	383
Net cash provided by operating activities	4,367	4,358

Cash flows from investing activities:
Purchases of short-term investments	(283)	(179)
Proceeds from sale/maturity of short-term investments	397	265
Purchases of long-term investments	(1,204)	(1,097)
Proceeds from sale/maturity of long-term investments	380	837
Increase in other long-term assets	(19)	(53)
Property acquired	(1,414)	(2,539)
Proceeds from sale of property and other long-term assets	17	26
Net cash used in investing activities	(2,126)	(2,740)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,002)	(786)
Proceeds from issuance of long-term debt	3	13
Repayment of long-term debt	(27)	(564)
Proceeds from issuance of common stock under employee stock purchase plan	37	39
Proceeds from issuance of common stock from stock options exercised	22	94
Cash dividend payments	(391)	(366)
Repurchase of common stock	(4)	(8)
Excess tax benefits of share-based payments	-	1
Net cash used in financing activities	(1,362)	(1,577)

Effect of exchange rate changes on cash	17	-

Net increase in cash and cash equivalents	896	41
Cash and cash equivalents, beginning of period	245	281
Cash and cash equivalents, end of period	$1,141	$322

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of October 30, 2009, and October 31, 2008, and the results of operations for the three and nine months ended October 30, 2009, and October 31, 2008, and cash flows for the nine months ended October 30, 2009 and October 31, 2008.  The Company has evaluated subsequent events through December 1, 2009, the date the consolidated financial statements were issued.

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

Note 2: Fair Value Measurements and Financial Instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The authoritative guidance for fair value measurements establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of the hierarchy are defined as follows:

•	Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

•	Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•	Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of October 30, 2009, October 31, 2008, and January 30, 2009, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	October 30, 2009	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$469	$98	$371	$-
Trading securities	40	40	-	-
Long-term investments
Available-for-sale securities	864	-	864	-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	October 31, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$412	$122	$290	$-
Trading securities	33	33	-	-
Long-term investments
Available-for-sale securities	466	-	466	-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	January 30, 2009	(Level 1)	(Level 2)	(Level 3)
Short-term investments
Available-for-sale securities	$385	$81	$304	$-
Trading securities	31	31	-	-
Long-term investments
Available-for-sale securities	253	-	253	-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Effective January 31, 2009, the Company adopted authoritative guidance issued by the FASB for non-financial assets and liabilities measured at fair value on a non-recurring basis.

During the nine months ended October 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition, except as it relates to long-lived asset impairment.

The Company reviews the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  If the carrying amount is not recoverable, an impairment is recorded for the amount that the carrying amount of the asset exceeds its fair value.  The Company bases the fair values of long-lived assets held-for-use on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available.  The Company classifies these measurements as Level 3.

In the determination of impairment for operating stores, the Company determines the fair values of individual operating stores using an income approach, which requires discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating store, the Company makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and certain expenses such as store payroll and occupancy expense.  The Company discounts cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  The selected market participants represent a group of other retailers with a store footprint similar in size to ours.

In the determination of impairment for excess properties, the fair values are the estimated selling prices.  The Company generally determines the estimated selling prices by obtaining information from brokers in the specific markets being evaluated.  The information includes comparable sales of similar assets and assumptions about demand in the market for these assets.

During the three months ended October 30, 2009, long-lived assets classified as held-for-use associated with three operating stores and certain excess properties were written down to their estimated fair values, resulting in an impairment charge of $49 million, which was recorded in SG&A expense. For the nine months ended October 30, 2009, long-lived asset impairment charges of $79 million were recorded in SG&A expense.

The following table presents the Company’s non-financial assets measured at estimated fair value on a non-recurring basis and any resulting realized losses included in earnings.  Because long-lived assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 30, 2009.

	Fair Value Measurements - Non-recurring Basis
	Operating Stores	Excess Properties
(In millions)	Long-lived assets held-for-use	Long-lived assets held-for-use
For the three months ended October 30, 2009:
Fair value measurement	$5	$20
Carrying amount	46	28
Realized loss	$(41)	$(8)
For the nine months ended October 30, 2009:
Fair value measurement	$5	$72
Carrying amount	46	110
Realized loss	$(41)	$(38)

Effective July 31, 2009, the Company adopted the authoritative guidance issued by the FASB that requires that the fair value of all financial assets and liabilities for which it is practicable to estimate fair value be disclosed for interim and annual periods.

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  Estimated fair values for long-term debt have been determined using available market information, including reported trades, benchmark yields and broker-dealer quotes.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capital leases and other, are as follows:

	October 30, 2009
	Carrying	Fair
(In millions)	Amount	Value
Long-term debt (excluding capital leases and other)	$4,737	$5,144

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $233 million at October 30, 2009, $227 million at October 31, 2008, and $214 million at January 30, 2009.  Restricted balances included in long-term investments were $147 million at October 30, 2009, $119 million at October 31, 2008, and $143 million at January 30, 2009.

Note 4: Property - Property is shown net of accumulated depreciation of $9.7 billion at October 30, 2009, $8.5 billion at October 31, 2008, and $8.8 billion at January 30, 2009.

Note 5: Extended Warranties - The Company sells separately-priced extended warranty contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term.  Extended warranty contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company’s extended warranty deferred revenue is included in other liabilities (non-current) on the consolidated balance sheets.  Changes in deferred revenue for extended warranty contracts are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Extended warranty deferred revenue, beginning of period	$521	$456	$479	$407
Additions to deferred revenue	53	45	167	150
Deferred revenue recognized	(39)	(32)	(111)	(88)
Extended warranty deferred revenue, end of period	$535	$469	$535	$469

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended warranty contracts were $143 million at October 30, 2009, $116 million at October 31, 2008, and $121 million at January 30, 2009.  The Company’s extended warranty deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses, are expensed as incurred.

The liability for extended warranty claims incurred is included in self-insurance liabilities on the consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Liability for extended warranty claims, beginning of period	$21	$17	$17	$14
Accrual for claims incurred	19	15	49	40
Claim payments	(17)	(13)	(43)	(35)
Liability for extended warranty claims, end of period	$23	$19	$23	$19

Note 6: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  The following table reconciles net earnings to comprehensive income for the three and nine months ended October 30, 2009, and October 31, 2008.

	Three Months Ended		Nine Months Ended
(In millions)	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Net earnings	$344	$488	$1,578	$2,033
Foreign currency translation adjustments	-	(10)	51	(9)
Net unrealized investment (losses) gains	-	(2)	2	(3)
Comprehensive income	$344	$476	$1,631	$2,021

Note 7: Earnings Per Share - Effective January 31, 2009, the Company adopted authoritative guidance issued by the FASB that states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The retrospective application of the provisions of the guidance reduced previously reported basic earnings per common share by $0.01 for the nine months ended October 31, 2008.

Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security.  The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes.  The following table reconciles earnings per common share for the three and nine months ended October 30, 2009, and October 31, 2008.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Basic earnings per common share:
Net earnings	$344	$488	$1,578	$2,033
Less: Net earnings allocable to participating securities	(3)	(2)	(12)	(11)
Net earnings allocable to common shares	$341	$486	$1,566	$2,022
Weighted-average common shares outstanding	1,466	1,459	1,464	1,456
Basic earnings per common share	$0.23	$0.33	$1.07	$1.39
Diluted earnings per common share:
Net earnings	$344	$488	$1,578	$2,033
Net earnings adjustment for interest on convertible notes, net of tax	-	-	-	2
Net earnings, as adjusted	344	488	1,578	2,035
Less: Net earnings allocable to participating securities	(3)	(2)	(12)	(11)
Net earnings allocable to common shares	$341	$486	$1,566	$2,024
Weighted-average common shares outstanding	1,466	1,459	1,464	1,456
Dilutive effect of non-participating share-based awards	3	2	2	2
Dilutive effect of convertible notes	-	-	-	11
Weighted-average common shares, as adjusted	1,469	1,461	1,466	1,469
Diluted earnings per common share	$0.23	$0.33	$1.07	$1.38

Stock options to purchase 18.0 million and 19.4 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended October 30, 2009, and October 31, 2008, respectively.  Stock options to purchase 21.5 million and 17.8 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the nine months ended October 30, 2009, and October 31, 2008, respectively.

Note 8: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Long-term debt	$73	$73	$219	$219
Short-term borrowings	-	2	2	9
Capitalized leases	7	7	21	24
Interest income	(4)	(11)	(13)	(32)
Interest capitalized	(4)	(10)	(12)	(25)
Other	5	4	14	15
Interest - net	$77	$65	$231	$210

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 30, 2009	October 31, 2008
Cash paid for interest, net of amount capitalized	$284	$287
Cash paid for income taxes	$788	$952
Non-cash investing and financing activities:
Non-cash property acquisitions	$47	$185
Change in equity method investments	$(3)	$(5)
Conversions of long-term debt to equity	$-	$1

Note 9: Recent Accounting Pronouncements – In June 2009, the FASB issued authoritative guidance which amends the derecognition guidance on accounting for transfers of financial assets.  The guidance is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance for variable interest entities.  The guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, which addresses the unit of accounting for arrangements involving multiple deliverables.  The guidance also addresses how arrangement consideration should be allocated to separate units of accounting, when applicable, and expands the disclosure requirements for multiple-deliverable arrangements.  The guidance is effective for fiscal years beginning after June 15, 2010.  The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 30, 2009 and October 31, 2008, and the related consolidated statements of current and retained earnings for the fiscal three and nine-month periods then ended, and of cash flows for the fiscal nine-month periods ended October 30, 2009 and October 31, 2008. These consolidated interim financial statements are the responsibility of the Company’s management.

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
December 1, 2009

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 30, 2009, and October 31, 2008.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2009 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2008.  This discussion and analysis is presented in six sections:

•	Executive Overview
•	Operations
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Company Outlook

EXECUTIVE OVERVIEW

The broad-based pressures of the macro environment continued to impact our sales during the third quarter of 2009, as we experienced comparable store sales declines of 7.5% compared to the third quarter of 2008. We are encouraged, however, by certain signs of stabilization that we have noticed in our business. Based on the results of our quarterly consumer survey, homeowners’ perception of the value of their home improved for the first time in five quarters, which also mirrored other national home price indicators. Our survey also showed some evidence of increased consumer interest in flooring, kitchen and bathroom projects.  Comparable store transaction count related to average tickets above $500 improved compared to the second quarter of 2009 to an approximate 10% decline, partially driven by our carpet installation promotion during the quarter. In addition, our comparable store detail fees, which represent the first step in the installation process, increased during the quarter. While still a decline from the third quarter of 2008, comparable store Installed Sales increased approximately 2,000 basis points compared to the second quarter of 2009.

As further evidence of stabilizing trends, we experienced improvement from the second quarter of 2009 in comparable store sales in 45 of 50 states in the U.S., including approximately 500 basis points of improvement in our Western U.S. markets. Some of the largest improvements came from areas that were the most negatively impacted by the housing downturn.  We experienced improving comparable store sales each month of the quarter, from a decline of 8.7% in August, to a negative 7.9% in September and decline of 5.6% in October, which is an encouraging sign.

Despite the external pressures weighing on our sales, we continue to grow our market share.  According to third party estimates, we gained unit market share in 14 of our 20 product categories and gained 130 basis points of total store market share during the third calendar quarter.   Many consumers have become more disciplined in their spending and are looking for ways to save money by completing home improvement projects themselves instead of relying on others.  Therefore, we have modified our print ads to more prominently feature repair and maintenance-related projects.  We have also added how-to informational project boards in key departments in our stores and more than 200 how-to videos on Lowes.com to give customers project information and tips needed to successfully complete their home improvement projects.  These efforts led third quarter comparable store sales in certain repair and maintenance categories to perform above our company average comparable store sales change.

As the economy and the housing market continue the bottoming and recovery process, we anticipate continued macroeconomic hurdles, including declining home values and rising unemployment.  However, we are encouraged by the signs of stabilization we are seeing in our business and we are confident that we are well positioned to capture additional market share.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 30, 2009	October 31, 2008	2009 vs. 2008	2009 vs. 2008
Net sales	100.00%	100.00%	N/A	(3.0)%
Gross margin	34.20	33.98	22	(2.4)
Expenses:
Selling, general and administrative	25.25	23.23	202	5.4
Store opening costs	0.09	0.27	(18)	(66.8)
Depreciation	3.54	3.29	25	4.6
Interest - net	0.68	0.56	12	17.6
Total expenses	29.56	27.35	221	4.8
Pre-tax earnings	4.64	6.63	(199)	(32.1)
Income tax provision	1.62	2.47	(85)	(36.4)
Net earnings	3.02%	4.16%	(114)	(29.6)%

EBIT margin (1)	5.32%	7.19%	(187)	(28.3)%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 30, 2009	October 31, 2008	2009 vs. 2008	2009 vs. 2008
Net sales	100.00%	100.00%	N/A	(3.1)%
Gross margin	34.84	34.34	50	(1.7)
Expenses:
Selling, general and administrative	24.09	22.13	196	5.4
Store opening costs	0.10	0.18	(8)	(46.3)
Depreciation	3.27	2.99	28	6.1
Interest - net	0.62	0.55	7	9.8
Total expenses	28.08	25.85	223	5.2
Pre-tax earnings	6.76	8.49	(173)	(22.9)
Income tax provision	2.50	3.17	(67)	(23.8)
Net earnings	4.26%	5.32%	(106)	(22.4)%

EBIT margin (1)	7.38%	9.04%	(166)	(20.9) `%

	Three Months Ended		Nine Months Ended
Other metrics:	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008
Comparable store sales changes (2)	(7.5)%	(5.9)%	(8.0)%	(6.5)%
Total customer transactions (in millions)	185	179	596	577
Average ticket (3)	$61.43	$65.64	$62.14	$66.32
At end of period:
Number of stores	1,699	1,616
Sales floor square feet (in millions)	192	183
Average store size selling square feet (in thousands) (4)	113	113

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

Net Sales - As a result of the difficult economic environment, net sales decreased for both the three and nine months ended October 30, 2009, as compared to 2008.  Comparable store customer transactions remained relatively stable with a decrease of 0.8%, while comparable store average ticket decreased 6.7%.

During the quarter, we experienced comparable store sales increases in our appliances, flooring, and paint categories.  The increase in comparable store sales in appliances was driven by attractive value and consumers’ willingness to invest in products that increase energy efficiency.  Consumers also responded favorably to our carpet installation promotion, which led to positive comparable store sales in flooring.  Additionally, consumers’ continued willingness to complete small Do-It-Yourself projects that enhance the appearance of their homes and outdoor spaces contributed to comparable store sales increases in paint, as well as above average comparable store sales changes in our nursery and lawn & landscape products categories during the quarter.  Other categories that performed above our average comparable store sales change included rough plumbing, lighting, seasonal living, fashion plumbing, and home environment.

We experienced single-digit comparable store sales declines in most of our geographic markets during the quarter.  However, certain areas of the Gulf Coast experienced double-digit declines in comparable store sales as a result of comparisons to last year’s hurricane-related spending.

Despite the pressures of the macro environment on our sales, we experienced sequential improvement in comparable store sales from a decline of 9.5% in the second quarter to a decline of 7.5% in the third quarter of 2009.  Our Western U.S. markets experienced 500 basis points of sequential improvement, which is an encouraging sign that certain housing markets, including many of the hardest hit areas, may be reaching a bottom.

Gross Margin - For the third quarter of 2009, gross margin increased 22 basis points as a percentage of sales compared to the third quarter of 2008.  Lower inventory shrink had a positive impact of 11 basis points.  Lower distribution costs favorably impacted gross margin by six basis points, driven by lower fuel costs.  Additionally, the mix of products sold across product categories positively impacted gross margin by five basis points in the quarter.

The increase in gross margin as a percentage of sales for the first nine months of 2009 compared to 2008 was primarily attributable to lower product costs, the mix of products sold across product categories, and lower inventory shrink.

SG&A - For the third quarter of 2009, SG&A increased 202 basis points as a percentage of sales compared to the third quarter of 2008, primarily driven by de-leverage of 66 basis points in store payroll resulting from comparable store sales declines and maintaining base staffing hours to ensure we maintain high customer service levels.  In addition, following an evaluation of the expected performance of certain assets and re-evaluation of future projects, we recorded a $49 million charge for the impairment of three operating stores and certain excess properties to adjust their carrying amounts to fair value and an additional $8 million charge for the write-off of other capitalized costs associated with projects which were discontinued.  As a result of these charges recorded during the quarter, we experienced 41 basis points of de-leverage.  We also experienced approximately 25 basis points of de-leverage in fixed expenses such as rent, property taxes and utilities as a result of comparable store sales declines, and 18 basis points of de-leverage in employee insurance due to rising health care costs and higher participant enrollment.  Additionally, as a result of an increase in achievement against performance targets, we experienced de-leverage of 15 basis points in bonus expense in the third quarter of 2009.

The increase in SG&A as a percentage of sales for the first nine months of 2009 compared to 2008 was primarily attributable to the same factors that contributed to the increase in SG&A in the third quarter of 2009, as well as increased losses associated with our proprietary credit program.  During the first nine months of 2009, we recognized long-lived asset impairment charges of $79 million, as well as $39 million in write-offs of other capitalized costs associated with projects which were discontinued.

Store Opening Costs - Store opening costs, which include payroll and supply costs incurred prior to store opening as well as grand opening advertising costs, totaled $10 million and $31 million in the third quarters of 2009 and 2008, respectively.  Because store opening costs are expensed as incurred, the timing of expense recognition fluctuates based on the timing of store openings.  We opened 12 stores in the third quarter of 2009, compared to the opening of 39 stores in the third quarter of 2008. Store opening costs for stores opened during both the third quarters of 2009 and 2008 averaged approximately $0.7 million per store.

Store opening costs totaled $38 million and $70 million for the first nine months of 2009 and 2008, respectively. These costs were associated with the opening of 51 stores in 2009, including three stores in Canada, compared to 82 stores in 2008, including one store in Canada.  Store opening costs for stores opened during the first nine months of 2009 and 2008 averaged approximately $0.8 million per store.

Depreciation - The de-leverage in depreciation expense for the three and nine months ended October 30, 2009, was driven by comparable store sales declines and the addition of 84 stores over the past 12 months.  Property, less accumulated depreciation, totaled $22.6 billion at both October 30, 2009 and October 31, 2008.  As of October 30, 2009 and October 31, 2008, we owned 88% of our stores, which includes stores on leased land.

Income Tax Provision - Our effective income tax rate was 34.9% and 37.0% for the three and nine months ended October 30, 2009, respectively, and 37.3% and 37.4% for the three and nine months ended October 31, 2008, respectively.  The decrease in the third quarter effective tax rate is attributable to the settlement of certain state tax matters.  Our effective income tax rate was 37.4% for fiscal 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Inventory

At October 30, 2009, merchandise inventory was $8.4 billion compared to $8.3 billion at October 31, 2008, and $8.2 billion at January 30, 2009.  The increase of $97 million or 1.2% versus October 31, 2008, was attributable to sales floor square footage growth of 4.9%, partially offset by a 4.1% reduction in comparable store inventory.  We are confident in our inventory position heading into the fourth quarter, as we experienced adequate sell-through of fall seasonal categories and planned our winter seasonal inventory conservatively.

Cash Flows

Cash flows from operating activities continue to provide the primary source of our liquidity.  Net cash provided by operating activities was $4.4 billion for both the nine months ended October 30, 2009, and October 31, 2008.  Decreased net earnings for the nine months ended October 30, 2009 were offset by working capital improvements.

Net cash used in investing activities was $2.1 billion and $2.7 billion for the nine months ended October 30, 2009, and October 31, 2008, respectively.  The primary component of net cash used in investing activities continues to be opening new stores, investing in existing stores through resets and remerchandising, and investing in our distribution and corporate infrastructure, including enhancements in information technology.  Cash acquisitions of property were $1.4 billion for the nine months ended October 30, 2009, versus $2.5 billion for the prior year, a decrease of 44.3%, primarily driven by a reduction in our store expansion program.

Net cash used in financing activities was $1.4 billion for the nine months ended October 30, 2009, driven primarily by $1.0 billion of net repayment activity related to short-term borrowings.  For the prior year, net cash used in financing activities was $1.6 billion, driven primarily by $786 million of net repayment activity related to short-term borrowings, as well as $564 million of long-term debt repayments primarily related to the redemption in June 2008 of our convertible notes issued in February 2001 and our senior convertible notes issued in October 2001.  The ratio of debt to equity plus debt was 20.7%, 22.9% and 25.1% as of October 30, 2009, October 31, 2008, and January 30, 2009, respectively.

Sources of Liquidity

In addition to our cash flows from operations, additional liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility supports our commercial paper and revolving credit programs.  The senior credit facility has a $500 million letter of credit sublimit.  Amounts outstanding under letters of credit reduce the amount available for borrowing under the senior credit facility.  Borrowings made under the senior credit facility are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at October 30, 2009.  Nineteen banking institutions are participating in the senior credit facility.  As of October 30, 2009, there were no outstanding borrowings or letters of credit outstanding under the senior credit facility and no outstanding borrowings under the commercial paper program.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of October 30, 2009, there were no outstanding borrowings under the C$ credit facility.

Our debt ratings at October 30, 2009, were as follows:

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

Cash Requirements

Capital Expenditures

Our 2009 capital forecast is approximately $2.2 billion, inclusive of approximately $300 million of lease commitments, resulting in an anticipated net cash outflow of $1.9 billion in 2009.  Approximately 75% of this planned commitment is for store expansion.  Our expansion plans for 2009 consist of approximately 64 stores that are expected to increase sales floor square footage by approximately 4%.  Approximately 98% of the 2009 projects will be owned, which includes approximately 33% ground-leased properties.

At October 30, 2009, we owned and operated 14 regional distribution centers.  We also operated 15 flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We are confident that our current distribution network has the capacity to ensure that our stores remain in stock and that customer demand is met.

Debt and Capital

We have no scheduled maturities of long-term debt in 2009.  We anticipate repaying the $500 million 8.25% Notes due June 1, 2010, from net cash provided by operating activities.

During the first nine months of 2009, there were no share repurchases under the share repurchase program.  As of October 30, 2009, we had remaining authorization through fiscal 2009 under the share repurchase program of $2.2 billion.

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

COMPANY OUTLOOK

Fourth Quarter

As of November 16, 2009, the date of our third quarter 2009 earnings release, we expected to open approximately 13 stores during the fourth quarter of 2009, which ends on January 29, 2010, reflecting square footage growth of approximately 4%.  We expected total sales to be essentially flat and comparable store sales to decline 2% to 6%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase approximately 10 basis points.  In addition, depreciation expense was expected to be approximately $400 million and store opening costs were expected to be approximately $10 million.  Diluted earnings per share of $0.09 to $0.13 were expected for the fourth quarter.  Our outlook for the fourth quarter does not assume any share repurchases.  All comparisons are with the fourth quarter of fiscal 2008.

Fiscal 2009

As of November 16, 2009, the date of our third quarter 2009 earnings release, we expected to open approximately 64 stores during fiscal 2009, which ends on January 29, 2010, reflecting total square footage growth of approximately 4%.  We expected total sales in 2009 to decline 2% to 3% and comparable store sales to decline 7% to 8%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to decline approximately 130 basis points.  In addition, depreciation expense was expected to be approximately $1.61 billion and store opening costs were expected to be approximately $48 million.  Diluted earnings per share of $1.16 to $1.20 were expected for fiscal 2009.  Our outlook for 2009 does not assume any share repurchases.  All comparisons are with fiscal 2008.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as rising unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, the availability and increasing regulation of consumer credit and mortgage financing, changes in the rate of housing turnover, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to:  (i) respond to adverse trends in the housing industry and the level of repairs, remodeling, and additions to existing homes, as well as general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address legislative and regulatory developments; (viii) respond to unanticipated weather conditions that could adversely affect sales; and (ix) execute successfully the business plan for international expansion.  In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, therein included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2009, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. - Exhibits

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

LOWE'S COMPANIES, INC.

December 1, 2009 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document