Form 10-K
period 2010-01-29
LOWES COMPANIES INC
filed 2010-03-30
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§1.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of July 31, 2009, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33.1 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 26, 2010
Common Stock, $.50 par value	1,443,389,268

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Lowe’s 2009 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for Lowe’s 2010 Annual Meeting of Shareholders	Part III

 LOWE’S COMPANIES, INC.
- INDEX -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune 50 company and the world’s second largest home improvement retailer.  As of January 29, 2010, we operated 1,710 stores, comprised of 1,694 stores across 50 U.S. states and 16 stores in Canada.  Our 1,710 stores represent approximately 193 million square feet of retail selling space.

Lowe’s was incorporated in North Carolina in 1952 and has been publicly held since 1961. The Company’s common stock is listed on the New York Stock Exchange - ticker symbol “LOW.”

See Item 6, “Selected Financial Data,” of this Annual Report on Form 10-K, for historical revenues, profits and identifiable assets.  For additional information about the Company’s performance and financial condition, see also Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers, Market and Competition

Our Customers

We serve homeowners, renters and Commercial Business Customers.  Homeowners and renters primarily consist of do-it-yourself (DIY) customers and do-it-for-me (DIFM) customers who utilize our installed sales programs, as well as others buying for personal and family use.  Commercial Business Customers include those who work in the construction, repair/remodel, commercial and residential property management, or business maintenance professions.

Our Market

Using the most recent comprehensive data available, which is from 2008, we estimate the size of the U.S. home improvement market to be approximately $630 billion annually, comprised of $492 billion of product demand and $138 billion of installed labor opportunity.  Data from a variety of primary and secondary sources, including trade associations, government publications, industry participants and other sources was analyzed as the basis for our estimate.  This data captures a wide range of categories relevant to our business, including major appliances and garden supplies.  Based on the most recently available data, we believe that the size of the U.S. home improvement market decreased approximately 11% in 2009.

There are many variables that impact consumer demand for the products and services we offer.  Key indicators we monitor include employment, real disposable personal income, housing turnover, and home ownership levels.  We also monitor demographic and societal trends that are indicators of home improvement industry growth.

▪
Employment is an indicator of home improvement sales.  The forecasted average unemployment rate of 10.0% for 2010 from the February 2010 Blue Chip Economic Indicators™ is higher than the 9.3% average seen in 2009 and suggests that Americans will continue to face challenging employment prospects this year.

▪
Although real disposable personal income continues to grow, it is projected to grow at a slower pace for 2010 than the long-term average annual increase of 3.4%, during the period from 1960 to 2009.  Real disposable personal income growth is forecasted to be 2.1% for calendar 2010, compared with 1.3% for calendar 2009, based on data from the February 2010 Blue Chip Economic Indicators™.

▪
Housing turnover, which peaked in calendar year 2005, remains significantly below peak levels according to The National Association of Realtors®.  However, recent data suggests that housing turnover in 2010 will increase over 2009.

▪
According to the U.S. Census Bureau, while U.S. home ownership levels over the past year have continued their decline from 2007, they remain above their historical average.  Home ownership provides an established customer base for home maintenance and repair projects.   The vast majority of our customers are homeowners and most are not willing to let what is often their most valuable financial asset deteriorate.

Currently, all of these indicators suggest continued weakness in consumer demand.  In this challenging economic environment, we are balancing implementation of our long-term growth plans with our near-term focus on conserving capital and maintaining liquidity.

Our Competition

The home improvement retailing business includes many competitors.  We compete with other chains of home improvement warehouse stores and lumberyards in most of our trade areas.  We also compete with traditional hardware, plumbing, electrical and home supply retailers.  In addition, we compete, with respect to some of our products, with general merchandise retailers, mail order firms, warehouse clubs, and online retailers.  The principal competitive factors in our industry include location of stores, price and quality of merchandise, in-stock levels, merchandise assortment and presentation, and customer service.  See further discussion of competition in Item 1A of this Annual Report on Form 10-K, “Risk Factors.”

Products and Services

Our Products

Product Selection
To meet customers’ varying home improvement needs, we offer a complete line of products for home decorating, maintenance, repair, remodeling, and property maintenance.  We offer home improvement products in the following categories: appliances, paint, lumber, flooring, building materials, millwork, lawn & landscape products, hardware, fashion plumbing, tools, lighting, seasonal living, rough plumbing, nursery, outdoor power equipment, cabinets & countertops, rough electrical, home environment, home organization, and windows & walls.  A typical Lowe's store stocks approximately 40,000 items, with hundreds of thousands of items available through our Special Order Sales system and Lowes.com.  Our Special Order Sales product offerings provide our customers the opportunity to select a wider assortment of product options beyond the items we carry in our stores through electronic product catalogs and Lowes.com.  We continue to enhance integrated design tools and ordering systems storewide in order for customers to envision projects, as well as to efficiently receive price quotes and complete an order.  See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand name merchandise, as well as building long-term value for Lowe’s through the development of proprietary brands.

National Brand Name Merchandise
In many product categories, customers look for a brand they know and trust to instill confidence in their purchase.  Each Lowe’s store carries a wide selection of national brand name merchandise such as Whirlpool®, Stainmaster®, Valspar®, Pella® and many more.  Our merchandise selection provides the DIY, DIFM and Commercial Business Customer a one-stop shop for a wide variety of national brand name merchandise needed to complete home improvement, repair, maintenance or construction projects.

Proprietary Brands
We also sell many brands that are exclusive to Lowe’s to further differentiate our product offerings from our competitors’.  These unique brands cover several categories, including lighting, flooring and tools, and give our customers great quality and value. Examples of brand names exclusive to Lowe’s are Aquasource®, Garden Treasures®, Harbor Breeze®, Kobalt®, Portfolio®,  Reliabilt®, Top-Choice®, and Utilitech®.

Product Sourcing
We source our products from over 7,000 merchandise vendors worldwide, with no single vendor accounting for more than 7% of total purchases.  We believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for our customers and gross margin improvement for Lowe’s.

Supply Chain
To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 14 highly-automated regional distribution centers (RDCs).  On average, each RDC serves 121 stores.  In addition, we utilize a third-party distribution facility to serve our Canadian stores.  We also operate 15 flatbed distribution centers (FDCs) to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, irrigation pipe, vinyl sidings, ladders and building materials.  Additionally, we operate three facilities to support our import business, Special Order Sales and internet fulfillment. We also utilize three third-party transload facilities.  These facilities do not hold inventory, but are the first point of receipt for imported products.  The transload facilities sort and allocate products to RDCs based on individual store demand and forecasts.

On average in fiscal 2009, over 74% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to stores from our vendors.

Our Service Offerings

Installed Sales
We offer installation services through independent contractors in many of our product categories, with flooring, millwork and cabinets & countertops generating the highest sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to maintain their focus on project selling, while project managers ensure that the details related to installing the products sold are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 6% of total sales in fiscal 2009.

Commercial Business Customers
We strive to be a valued business partner to Commercial Business Customers.  Because we understand the challenges they face in the current economic environment and the importance of timeliness to these customers, we continue to evaluate and tailor our support program to best meet their needs.  These programs focus on in-stock and special order merchandise, contractor packs, business credit, and other convenience services such as fast ordering and 7-day delivery.  We also offer a Quote Support Program which provides quotes to Commercial Business Customers for larger projects and helps to ensure our pricing on these projects is competitive.  In addition, we offer a district commercial account specialist program in many of our markets which expands our close-support program for Commercial Business Customers.  We also have a dedicated web site for these customers, LowesForPros.com, that makes it easier for them to use the programs we have designed specifically for them.

Credit Financing
We offer a proprietary credit card for retail customers.  In addition, we offer a Lowe’s Project Card in all stores.  The Lowe’s Project Card provides a major project, in-store financing solution to complement our Lowe’s Consumer Revolving Credit Card.

We also offer proprietary credit programs for Commercial Business Customers.  They include a Lowe’s Business Account, which is ideal for small- to medium-size businesses and offers minimum monthly payments, and Lowe’s Accounts Receivable, which is ideal for medium- to large-size businesses that pay in full each month.  We also offer the Lowe’s Business Rewards Card from American Express®, which is a business credit card with a rewards program that enables business owners to earn points on virtually all card purchases.

In addition, we accept Visa®, MasterCard®, Discover® and American Express® credit cards, as well as debit cards from all major networks.

For additional information regarding our credit programs, see the summary of our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

Distribution Channels

Stores
Our 1,710 retail home improvement stores are open seven days per week, 363 days per year, and average approximately 113,000 square feet of retail selling space, which includes approximately 32,000 square feet of outdoor garden center selling space.  Our stores offer similar products and services, with certain minor variations based on local market factors.

Lowes.com
Lowes.com seeks to empower consumers by providing a 24/7 shopping experience and helping reduce the complexity of product decisions and home improvement projects by providing online product information, customer ratings and reviews, online buying guides and how-to videos and information.  These tools help consumers make smarter, more informed purchasing decisions and give consumers confidence as they undertake simple to more complex home improvement projects.  We also enable consumers to choose from a variety of multichannel fulfillment options, including buy online and pick-up in-store as well as direct shipment to customers’ homes.  As our business evolves, we continue to look for opportunities beyond fulfillment to leverage emerging technologies and online trends to build strong relationships with consumers that will make us the first choice for their home improvement needs.  Lowes.com sales accounted for less than 1% of total sales in fiscal 2009.

New Store Expansion

We opened 62 new stores in fiscal 2009, including five Canadian stores.  Our 2009 store openings included three primary prototypes: 117,000-square-foot (117K) and 103,000-square-foot (103K) stores for large markets and a 94,000-square-foot (94K) store to serve smaller markets.  The following table illustrates our store expansion over the last three years:

	2009	2008	2007
Number of stores, beginning of fiscal year	1,649	1,534	1,385
Stores opened	62	115	153
Stores relocated	-	-	(4)
Stores closed	(1)	-	-
Number of stores, end of fiscal year	1,710	1,649	1,534

Consists of:
Domestic	1,694	1,638	1,528
Canadian	16	11	6

We expect to open 40 to 45 new stores in fiscal 2010.  That estimate includes continued expansion of our store base in Canada, including our first stores in Western Canada, as well as our first stores in Monterrey, Mexico.  Our fiscal 2010 store openings will be comprised primarily of 117K, 103K and 94K stores.  As we continue our expansion and strive to maximize our return on investment, we consider market demographics and land availability, among other factors, to determine the appropriate prototype for a particular market.  The reduction in store openings in 2010 as compared to 2009 reflects the continued challenging current economic environment.

Employees

As of January 29, 2010, we employed approximately 166,000 full-time and 73,000 part-time employees, none of which in the U.S. or Canada are covered by collective bargaining agreements.  Management considers its relations with its employees to be good.

Seasonality and Working Capital

The retail business in general is subject to seasonal influences, and our business is to some extent seasonal.  Historically, we have realized the highest volume of sales during our fiscal second quarter (May, June and July) and the lowest volume of sales during our fiscal fourth quarter (November, December and January).  Accordingly, our working capital requirements have historically been greater during our fiscal fourth quarter as we build inventory in anticipation of the spring selling season and as we experience lower fiscal fourth quarter sales volumes.  We fund our working capital requirements primarily through cash flows generated from operations, but also with short-term borrowings, if needed.  For more detailed information, see the Financial Condition, Liquidity and Capital Resources section in Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has various additional registered trademarks, trade names and service marks, most of which are used in our proprietary brand program.  Examples of brand names exclusive to Lowe’s are Aquasource®, Garden Treasures®, Harbor Breeze®, Kobalt®, Portfolio®,  Reliabilt®, Top-Choice®, and Utilitech®.

Environmental Leadership

We continue to build on a history of environmental leadership by helping consumers reduce their energy and water use and their environmental footprint while saving money through a growing number of product and service solutions.  We offer a wide selection of environmentally responsible and energy-efficient products for the home, from ENERGY STAR® appliances to low VOC paint.

Some highlights of our environmental leadership include:

▪
The U.S. Environmental Protection Agency awarded us the 2010 ENERGY STAR® Sustained Excellence Award in Retail, which recognizes our long-standing leadership as a retailer of energy-efficient products, as well as eight consecutive ENERGY STAR® awards (2003-2010), including four ENERGY STAR® Partner of the Year awards for educating consumers about the benefits of energy efficiency.

▪	We participate in the Carbon Disclosure Project, an independent not-for-profit organization holding the largest database of primary corporate climate change information in the world.

▪	We provide in-store recycling for plastic bags, CFLs and rechargeable batteries.

▪	We were recognized as a Top 10 retailer participating in the U.S. Environmental Protection Agency’s Green Power Partnership program.

In addition to operating our stores as efficiently as possible by reducing our energy and water usage, we are striving to get products to our stores in an environmentally responsible manner.  Our conservation strategies and continued contributions to the transportation industry have been honored by multiple SmartWay Environmental Excellence Awards, an innovative program launched by the U.S. Environmental Protection Agency in 2004 that represents environmentally cleaner, more fuel efficient transportation options. To earn those awards, we implemented initiatives that resulted in reduced carbon dioxide emissions and less overall highway congestion. These included increasing shipping by rail, increasing efficiency of truckload shipments, allowing more products to be shipped on fewer trailers, and continuing to use a higher percentage of SmartWay carriers.

Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  They have in the past and may in the future increase our costs of doing business in a variety of ways, including indirectly through increased energy and product costs as producers of energy, cement, iron, steel, pulp, paper, petroleum and other major emitters of greenhouse gases are subjected to increased or new regulation or legislation that results in greater regulation of greenhouse gas emissions.   We do not anticipate any material capital expenditures during fiscal 2010 for environmental control facilities or other costs of compliance with such laws or regulations.

Reaching Out

We believe community involvement extends beyond the boundaries of our stores.  In 2009, Lowe's and Lowe's Charitable and Educational Foundation (LCEF) contributed more than $30 million to schools and community organizations in the United States and Canada.  LCEF was created in 1957 to assist communities through financial contributions while also encouraging employees to become involved through volunteerism.  In 2009, LCEF supported more than 2,300 community and education projects.  The Foundation funds our signature grant program, Lowe’s Toolbox for Education®, and partnerships with organizations including SkillsUSA®, Rebuilding Together®, the Home Safety Council and The Nature Conservancy.  Since 2003, Lowe’s has worked with Habitat for Humanity® International to combat substandard housing.  Our commitment through 2013 will bring Lowe's Habitat contributions to nearly $40 million since the partnership began. We also partner with customers to support the American Red Cross and the Muscular Dystrophy Association (MDA), contributing more than $9 million to MDA since 2001 and nearly $21 million to the American Red Cross since 1999.  Lowe’s also encourages employee volunteerism through the Lowe’s Heroes program, a company-wide initiative.  For more information on our community involvement, please see the Lowe’s Social Responsibility Report at www.Lowes.com/socialresponsibility.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our internet website at www.Lowes.com/investor, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
General economic factors and other conditions, both domestically and internationally, may adversely affect the U.S. economy, the global economy and our financial performance.  These include, but are not limited to, periods of flat economic growth or recession, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of credit to Lowe’s and its customers, slower rates of growth in real disposable personal income, higher rates of unemployment, higher consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, acts of terrorism and developments in the war against terrorism in Asia, the Middle East and other parts of the world.

The global recession that began in the U.S. in December 2007 and the slow recovery that (we believe) is currently under way, together with the financial/credit crisis that erupted during the fall of 2008 and led to the collapse, government bailout or acquisition of numerous weakened financial institutions, have had and will continue to have significant adverse effects on our results of operations.  Continued high rates of unemployment, the psychological effect of falling home prices, volatility in consumer confidence indices, consumer deleveraging and reduced access to credit have combined to lead to sharply reduced consumer spending, particularly by our customers on many of the discretionary, big-ticket items we sell that tend to be larger home improvement project driven.  For these reasons consumer confidence and willingness to spend on discretionary items remain relatively low.  And although we expect them to be stronger in 2010 than 2009, our sales and results of operations will continue to be adversely affected throughout the 2010 fiscal year.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable store sales.
Sales of many of our product categories and services are driven by housing turnover and activity level of home improvement projects.  The expiration of government stimulus programs specific to the housing sector during the second half of fiscal year 2010 may adversely affect the rate of housing turnover. Steep declines over the last three years in home prices, the increasing number of households with negative equity, increasing mortgage delinquency and foreclosure rates, reduction in the availability of mortgage financing, rising interest rates on variable rate mortgages, and significantly lower housing turnover, have limited and may continue to limit consumers’ discretionary spending, particularly on discretionary items, and affect their confidence level to spend on larger home improvement projects.   The impact of these economic factors specific to the home improvement industry is exacerbated by what is expected to be a gradual and prolonged period of economic recovery with slow employment growth.

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
Our growth in total sales depends not only on a recovery from the current recessionary period but also to a substantial degree on successfully and cost-effectively implementing our ongoing expansion program.  We have scaled back our expansion plans significantly in the last two years and plan to scale them back further during fiscal year 2010 in response to the weak macroeconomic environment.   As we expand further, we must adapt our merchandising, marketing and distribution initiatives to new markets both domestically and internationally, as we continue to expand into Canada and Mexico.   International expansion presents unique challenges that may increase the anticipated costs and slow the anticipated rate of such expansion.

We also plan to increase the number of our stores in markets in which we currently operate.  Our ability to open additional stores depends, in large measure, upon our ability to locate and acquire new store sites on acceptable terms.   Local land use and other regulations restricting the construction of buildings in the formats with which we operate may affect our ability to open new stores in some markets.  As we develop more new stores in metropolitan markets, we may incur increased costs to remediate environmental pollution on some of the sites we are redeveloping that was caused by previous owners of those sites.  Our ability to continue to expand our operations depends also on our ability to attract and retain qualified employees.  If we are unable to open new stores at the rate we currently plan and staff them with qualified employees, the growth in our sales and our competitive position could be adversely affected.

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
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors.  The competitive environment in which we operate is particularly challenging during recessionary and economic recovery periods with heavy promotions, particularly of discretionary items, and competitor closings. The principal competitive factors in our industry include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service.  Our failure to respond effectively to competitive pressures and changes in the retail markets could affect our financial performance.  Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our expected results.

An unusual number of product liability or breach of warranty claims for defective products could expose us to expensive claims and damage our standing with customers.
We are exposed to product liability and product warranty claims relating to the products we sell that could adversely affect our financial condition, results of operations and cash flows.  Because we do not have direct control over the quality of products manufactured or supplied to us by our vendors and because we self-insure for such product liability and warranty claims, we are exposed to risks relating to the quality of such products.  Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature, as well as mandatory or voluntary recalls of defective products we have sold, could also have a negative impact on customer confidence in the products we stock and in our reputation.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to our obligation to protect such data.
While we have invested heavily in the protection of our information technology and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.  Such a breakdown or breach could also materially increase the costs we incur to protect against such risks.  Also, the regulatory environment relating to our obligation to protect such sensitive data is becoming stricter.  A material failure on our part to comply with these evolving regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

If the domestic or international supply chain for our products is disrupted, our sales and gross margin would be adversely impacted.
We source the approximately 40,000 products we stock and sell from approximately 7,000 domestic and international vendors.  We source many of those products directly from foreign manufacturers.  Political or financial instability among suppliers, trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain.   The global recession from which we are

beginning to recover and the credit crisis that began in late 2008 and continues to some extent have adversely affected the operations and financial stability of some of our vendors by reducing their sales and restricting their access to capital.  We may have to replace some of our smaller vendors, and some of our vendors may not be able to fulfill their financial obligations to us or to do so in a timely manner.

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
 Laws and regulations at both the state and federal levels change frequently and can impose significant costs and other burdens of compliance on our business and our merchandise vendors.  Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues, could have an adverse impact, directly or indirectly, on our financial condition and results of operations.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At January 29, 2010 we operated 1,710 stores in the U.S. and Canada with a total of 193 million square feet of selling space. Of the total stores operating at January 29, 2010, approximately 88% are owned, which includes stores on leased land, with the remainder being leased from unaffiliated third-parties.  Approximately 49% of our store leases are capital leases. We also own and operate 14 RDCs and 13 FDCs for lumber and building commodities.  We lease and operate two additional FDCs.   We also operate three facilities to support our import business, Special Order Sales and internet fulfillment.  We own two and lease one of these facilities.  In addition, we utilize three third-party transload facilities, which do not hold inventory but are the first point of receipt for imported products.  We own one data center and lease one data center that serve as hubs for our computer processing, critical data storage and information technology systems.  We own one building and lease additional space for our countertop fabrication operation located in Plain City, Ohio. We own our executive offices, which are located in Mooresville, North Carolina.  We also own and maintain offices in Wilkesboro, North Carolina, and lease and maintain offices in Toronto, Canada, and Monterrey, Mexico.

Item 3 - Legal Proceedings

We are a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, is considered material.

Item 4 – Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

Name	Age	Title
Robert A. Niblock	47	Chairman of the Board and Chief Executive Officer since 2005; President, 2003 - 2006.

Maureen K. Ausura	54	Senior Vice President, Human Resources since 2005.

Gregory M. Bridgeford	55	Executive Vice President, Business Development since 2004.

Michael K. Brown	46	Executive Vice President, Store Operations since 2006; Senior Vice President, Store Operations, 2001 - 2006.

Charles W. (Nick) Canter, Jr.	59	Executive Vice President, Merchandising since 2006; Executive Vice President, Store Operations, 2005 - 2006; Senior Vice President, Store Operations, 1999 - 2005.

Marshall A. Croom	49	Senior Vice President and Chief Risk Officer since 2009; Senior Vice President, Merchandising and Store Support 2006 - 2009; Senior Vice President, Finance 2003 - 2006.

Matthew V. Hollifield	43	Senior Vice President and Chief Accounting Officer since 2005; Vice President, Corporate Accounts Payable 2002 - 2005.

Robert F. Hull, Jr.	45	Executive Vice President and Chief Financial Officer since 2004.

Gaither M. Keener, Jr.	60	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer since 2006; Vice President, Deputy General Counsel, 2005 - 2006.

Joseph M. Mabry, Jr.	47	Executive Vice President, Logistics and Distribution since 2004.

N. Brian Peace	44	Senior Vice President, Corporate Affairs since 2006; Vice President, Corporate Communications, 1999 - 2006.

Larry D. Stone	58	President and Chief Operating Officer since 2006; Senior Executive Vice President Merchandising/Marketing, 2005 - 2006; Senior Executive Vice President Store Operations, 2003 - 2005.

Steven M. Stone Todd I. Woods	48 42
Senior Vice President and Chief Information Officer since 2003.

Senior Vice President, Deputy General Counsel and Assistant Secretary since 2009; Vice President, Associate General Counsel and Assistant Secretary, 2006 - 2009; Assistant General Counsel, 2005 - 2006.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”.  As of March 26, 2010, there were 31,041 holders of record of Lowe's common stock. The table, "Quarterly Stock Price Range and Cash Dividends Declared", on page 48 of the 2009 Lowe’s Annual Report to Shareholders for the fiscal year ended January 29, 2010 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of 2009:

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 31, 2009 – November 27, 2009	5.8	$21.64	5.8	$2,089
November 28, 2009 – January 1, 2010	16.2	23.24	16.1	1,714
January 2, 2010 – January 29, 2010	-	-	-	5,000

As of January 29, 2010	22.0	$22.82	21.9	$5,000

(1) During the fourth quarter of fiscal 2009, the Company repurchased an aggregate of 21,915,676 shares of its common stock pursuant to the share repurchase program.  The total number of shares purchased also includes a nominal amount of shares repurchased from employees to satisfy either the exercise price of certain stock options or their statutory withholding tax liability upon the vesting of restricted shares.

(2)  Authorization available for share repurchases under the previous program expired as of January 29, 2010.  An additional authorization for up to $5 billion of share repurchases with no expiration was approved on January 29, 2010 by the Company’s Board of Directors. Although this new repurchase authorization has no expiration, the Company expects to implement the program over the next three years through purchases made from time to time either in the open market or through private transactions, in accordance with SEC regulations.

Item 6 - Selected Financial Data

See page 47 of the Lowe’s 2009 Annual Report to Shareholders.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 26 and "Disclosure Regarding Forward-Looking Statements" on page 27 of Lowe’s 2009 Annual Report to Shareholders.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

See "Quantitative and Qualitative Disclosures About Market Risk" on page 26 of Lowe’s 2009 Annual Report to Shareholders.

Item 8 - Financial Statements and Supplementary Data

See "Report of Independent Registered Public Accounting Firm" of Deloitte & Touche LLP on page 28, the financial statements and notes thereto on pages 30 through 46, and the "Selected Quarterly Data" on page 47 of Lowe’s 2009 Annual Report to Shareholders.

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 29, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and the report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Lowe’s 2009 Annual Report to Shareholders on pages 27 and 29 under the headings, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Election of Directors,” “Information Concerning the Nominees,” “Information Concerning Continuing Directors,” “Information about the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 29, 2010 (the Proxy Statement).  The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.”

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the Code). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of the Code can be found at www.Lowes.com, under the “About Lowe’s,” “Investors” and “Code of Ethics” captions. You can also obtain a copy of the complete Code by contacting Shareholder Services at 1-888-345-6937.

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

Item 11 - Executive Compensation

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Executive Officer Compensation” and “Information about the Board of Directors and Committees of the Board – Compensation of Directors” included in the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Related-Party Transactions” and “Information about the Board of Directors and Committees of the Board - Director Independence” included in the Proxy Statement.

Item 14 - Principal Accounting Fees and Services

Information required by this item is furnished by incorporation by reference to all information under the caption entitled, “Audit Matters - Fees Paid to the Independent Registered Public Accounting Firm” included in the Proxy Statement.

Part IV

Item 15 - Exhibits, Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in Lowe’s 2009 Annual Report to Shareholders:

Page(s)
Reports of Independent Registered Public Accounting Firm	28-29

Consolidated Statements of Earnings for each of the three fiscal years in the period ended January 29, 2010	30

Consolidated Balance Sheets at January 29, 2010 and January 30, 2009	31

Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended January 29, 2010	32

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 29, 2010	33

Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended January 29, 2010	34-46

  2. Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated financial statements of Lowe's Companies, Inc. and subsidiaries (the "Company")  as of January 29, 2010 and January 30, 2009, and for each of the three fiscal years in the period ended January 29, 2010, and the Company's internal control over financial reporting as of January 29, 2010, and have issued our reports thereon dated March 30, 2010; such consolidated financial statements and reports are included in the Company's 2009 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 30, 2010

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 29, 2010:
Reserve for loss on obsolete inventory	$58	$-		$(9)	(a)	$49
Reserve for inventory shrinkage	129	291		(282)	(b)	138
Reserve for sales returns	49	2	(c)	-		51
Deferred tax valuation allowance	42	23	(d)	-		65

January 30, 2009:
Reserve for loss on obsolete inventory	$67	$-		$(9)	(a)	$58
Reserve for inventory shrinkage	137	374		(382)	(b)	129
Reserve for sales returns	51	-		(2)	(c)	49
Deferred tax valuation allowance	22	20	(d)	-		42

February 1, 2008:
Reserve for loss on obsolete inventory	$66	$1	(a)	$-		$67
Reserve for inventory shrinkage	129	428		(420)	(b)	137
Reserve for sales returns	55	-		(4)	(c)	51
Deferred tax valuation allowance	4	18	(d)	-		22

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

*(10.2)	Lowe's Companies, Inc. 1997 Incentive Plan (filed on the Company's Form S-8 dated August 29, 1997 (No. 333-34631) and incorporated by reference herein).

*(10.3)
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

*(10.5)
Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2009, and incorporated by reference herein).

*(10.6)	Lowe's Companies, Inc. 2001 Incentive Plan (filed on the Company's Form S-8 dated November 15, 2001 (No. 333-73408) and incorporated by reference herein).

*(10.7)
Lowe's Companies, Inc. Benefit Restoration Plan as amended and restated as of January 1, 2008 (filed as Exhibit 10.2 to the Company’s Form 10-Q dated December 12, 2007, and incorporated by reference herein).

*(10.8)
Form of the Company's Management Continuity Agreement for Tier I Senior Officers (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, and incorporated by reference herein).

*(10.9)
Form of the Company's Management Continuity Agreement for Tier II Senior Officers (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 1, 2008, and incorporated by reference herein).

*(10.10)	Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated June 4, 2004 and incorporated by reference herein).

*(10.11)	Amendment No. 1 to the Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated December 12, 2007 and incorporated by reference herein).

*(10.12)
Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.13)	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.14)	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 1, 2005 and incorporated by reference herein).

*(10.15)	Lowe's Companies, Inc. 2006 Annual Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q dated September 7, 2006 and incorporated by reference herein).

*(10.16)	Lowe's Companies, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q dated September 7, 2006 and incorporated by reference herein).

*(10.17)
Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2009, and incorporated by reference herein).

*(10.18)
Amendment No. 1 to the Lowe’s Companies, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2009, and incorporated by reference herein).

*(10.19)	Lowe’s Companies, Inc. 401(k) Plan (filed as Exhibit 4 to Post Effective Amendment No. 1 to Registration Statement on Form S-8, No. 3329772, filed September 2, 2009).

*(10.20)	Amendment No. 5 to the Lowe’s Companies, Inc. 401(k) Plan (filed herewith).

*(10.21)	Amendment No. 1 to the Lowe’s Companies, Inc. Directors’ Deferred Compensation Program (filed herewith).

(12.1)	Statement Re Computation of Ratio of Earnings to Fixed Charges

(13)	Portions of the 2009 Lowe’s Annual Report to Shareholders for the fiscal year ended January 29, 2010

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 30, 2010	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board and Chief Executive Officer

March 30, 2010	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer

March 30, 2010	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
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

/s/ Robert A. Niblock	Chairman of the Board of Directors, Chief Executive Officer and Director	March 30, 2010
Robert A. Niblock		Date

/s/ David W. Bernauer	Director	March 30, 2010
David W. Bernauer		Date

/s/ Leonard L. Berry	Director	March 30, 2010
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	March 30, 2010
Peter C. Browning		Date

/s/ Dawn E. Hudson	Director	March 30, 2010
Dawn E. Hudson		Date

/s/ Robert A. Ingram	Director	March 30, 2010
Robert A. Ingram		Date

/s/ Robert L. Johnson	Director	March 30, 2010
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	March 30, 2010
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	March 30, 2010
Richard K. Lochridge		Date

/s/ Stephen F. Page	Director	March 30, 2010
Stephen F. Page		Date

/s/ O. Temple Sloan, Jr.	Director	March 30, 2010
O. Temple Sloan, Jr.		Date