Form 10-K/A
period 2010-01-29
LOWES COMPANIES INC
filed 2010-03-31
CIK 60667

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

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the period ended January 29, 2010, which we filed with the Securities and Exchange Commission on March 30, 2010 (the “10-K Report”), in order to submit Exhibit 101 to the 10-K Report as required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T.  Exhibit 101 was omitted from our timely filed 10-K Report due to unanticipated technical difficulties encountered during the electronic transmission of the 10-K Report to the Securities and Exchange Commission preventing the exhibit’s submission.

Exhibit 101 provides the following items from our 10-K Report formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the three fiscal years in the period ended January 29, 2010; (ii) Consolidated Balance Sheets at January 29, 2010 and January 30, 2009; (iii) Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended January 29, 2010; (iv) Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 29, 2010; (v) the Notes to the Consolidated Financial Statements for each of the three fiscal years in the period ended January 29, 2010, tagged as blocks of text; and (vi) Schedule II - Valuation and Qualifying Accounts and Reserves included in Part IV Item 15(a)2, tagged as a block of text.

Except for Exhibit 101 submitted herewith, the changes to the cover page and the filing of required certifications, this Amendment No. 1 makes no other changes to the 10-K Report as filed with the Securities and Exchange Commission and posted on our web site on March 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 31, 2010	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
Senior Vice President and Chief Accounting Officer

Exhibit Index

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document