Form 10-K/A
period 2010-01-29
LOWES COMPANIES INC
filed 2010-04-12
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

We are filing this Amendment to our Annual Report on Form 10-K for the period ended January 29, 2010 (the "10-K Report") to amend Item 15 for the purpose of correcting the references to the previous filings from which we are incorporating by reference our Restated and Amended Charter, our Bylaws and the Form of our 6 1/2% Debenture due March 15, 2029 as Exhibits 3.1, 3.2, and 4.10, respectively, to the 10-K Report.

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
(b): Represents the actual inventory shrinkage experienced at the time of physical inventories.
(c): Represents increase/(decrease) in the required reserve based on the Company’s evaluation of anticipated merchandise returns.
(d): Represents an increase in the required reserve based on the Company’s evaluation of deferred tax assets.

3.	Exhibits

(3.1)	Restated and Amended Charter (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated September 1, 2009 and incorporated by reference herein).

(3.2)	Bylaws, as amended and restated (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 18, 2009 and incorporated by reference herein).

(4.1)
Indenture dated April 15, 1992 between the Company and The Bank of New York, as successor trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-47269) and incorporated by reference herein).

(4.2)
Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A. ("The Bank of New York"), as successor trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 15, 1995 and incorporated by reference herein).

(4.3)
First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee (filed as Exhibit 10.13 to the Company's Annual  Report on Form 10-K dated April 19, 1999 and incorporated by reference herein).

(4.4)
Second Supplemental Indenture, dated as of October 19, 2001, to the Amended and Restated Indenture dated as of  December 1, 1995, between the Company and The Bank of New York, as successor trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 25, 2001 and incorporated by reference herein).

(4.5)
Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture dated as of December 1, 1995, between the Company and The Bank of New York, as trustee, (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated April 3, 2007 and incorporated by reference herein) including as an exhibit thereto a form of the Company’s 5.0% Notes maturing in October 2015 and the Company’s 5.5% Notes maturing in October 2035.

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

(4.7)
Fifth Supplemental Indenture, dated as of September 11, 2007, between Lowe’s Companies, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 6, 2007 and incorporated by reference herein), including as an exhibit thereto a form of the Company’s 5.6% Senior Notes maturing in September 2012, the Company’s 6.1% Senior Notes maturing in September 2017, and the Company’s 6.65% Senior Notes maturing in September 2037.

(4.8)
Indenture between the Company and The Bank of New York, dated as of February 16, 2001 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-60434) and incorporated by reference herein).

(4.9)	Form of the Company's 6 7/8 % Debenture due February 20, 2028 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 20, 1998 and incorporated by reference herein).

(4.10)	Form of the Company's 6 1/2 % Debenture due March 15, 2029 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K dated April 19, 1999 and incorporated by reference herein).

(4.11)	Form of the Company's 8 1/4 % Notes due June 1, 2010 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 8, 2000 and incorporated by reference herein).

(4.12)
Amended and Restated Credit Agreement dated as of June 15, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2007 and incorporated by reference herein).

*(10.1)
Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 and incorporated by reference herein).

*(10.2)	Lowe's Companies, Inc. 1997 Incentive Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated August 29, 1997 (No. 333-34631) and incorporated by reference herein).

*(10.3)
Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K dated April 19, 1999 and incorporated by reference herein).

*(10.4)
Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K dated April 19, 1999 and incorporated by reference herein).

*(10.5)
Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2009 and incorporated by reference herein).

*(10.6)	Lowe's Companies, Inc. 2001 Incentive Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated November 15, 2001 (No. 333-73408) and incorporated by reference herein).

*(10.7)
Lowe's Companies, Inc. Benefit Restoration Plan as amended and restated as of January 1, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated December 12, 2007 and incorporated by reference herein).

*(10.8)
Form of the Company's Management Continuity Agreement for Tier I Senior Officers (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated September 3, 2008 and incorporated by reference herein).

*(10.9)
Form of the Company's Management Continuity Agreement for Tier II Senior Officers (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated September 3, 2008 and incorporated by reference herein).

*(10.10)	Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated June 4, 2004 and incorporated by reference herein).

*(10.11)	Amendment No. 1 to the Lowe’s Companies, Inc. Cash Deferral Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated December 12, 2007 and incorporated by reference herein).

*(10.12)
Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.13)	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 27, 2005 and incorporated by reference herein).

*(10.14)	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 1, 2005 and incorporated by reference herein).

*(10.15)	Lowe's Companies, Inc. 2006 Annual Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 7, 2006 and incorporated by reference herein).

*(10.16)	Lowe's Companies, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 7, 2006 and incorporated by reference herein).

*(10.17)
Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated March 31, 2009 and incorporated by reference herein).

*(10.18)
Amendment No. 1 to the Lowe’s Companies, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated March 31, 2009 and incorporated by reference herein).

*(10.19)
Lowe’s Companies, Inc. 401(k) Plan (filed as Exhibit 4 to Post Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 3329772) filed September 2, 2009 and incorporated by reference herein).

*(10.20)+	Amendment No. 5 to the Lowe’s Companies, Inc. 401(k) Plan.

*(10.21)+	Amendment No. 1 to the Lowe’s Companies, Inc. Directors’ Deferred Compensation Program.

(12.1)+	Statement Re Computation of Ratio of Earnings to Fixed Charges

(13)+	Portions of the 2009 Lowe’s Annual Report to Shareholders for the fiscal year ended January 29, 2010

(21)+	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement. + Previously filed or submitted as an exhibit to the Company's Annual Report on Form 10-K dated March 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 12, 2010	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
Senior Vice President and Chief Accounting Officer

Exhibit Index

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002