Form 10-Q
period 2010-04-30
LOWES COMPANIES INC
filed 2010-06-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 28, 2010
Common Stock, $.50 par value	1,429,199,463

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		April 30, 2010	May 1, 2009	January 29, 2010
Assets

Current assets:
Cash and cash equivalents		$2,677	$682	$632
Short-term investments		675	460	425
Merchandise inventory - net		9,899	9,013	8,249
Deferred income taxes - net		202	122	208
Other current assets		242	264	218

Total current assets		13,695	10,541	9,732

Property, less accumulated depreciation		22,379	22,715	22,499
Long-term investments		832	448	277
Other assets		508	444	497

Total assets		$37,414	$34,148	$33,005

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt		$536	$52	$552
Accounts payable		7,062	5,843	4,287
Accrued compensation and employee benefits		594	535	577
Deferred revenue		901	741	683
Other current liabilities		1,788	1,564	1,256

Total current liabilities		10,881	8,735	7,355

Long-term debt, excluding current maturities		5,531	5,023	4,528
Deferred income taxes - net		521	533	598
Other liabilities		1,462	1,420	1,455

Total liabilities		18,395	15,711	13,936

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
April 30, 2010	1,443
May 1, 2009	1,474
January 29, 2010	1,459	722	737	729
Capital in excess of par value		6	296	6
Retained earnings		18,246	17,399	18,307
Accumulated other comprehensive income		45	5	27

Total shareholders' equity		19,019	18,437	19,069

Total liabilities and shareholders' equity		$37,414	$34,148	$33,005

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended
	April 30, 2010		May 1, 2009
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$12,388	100.00	$11,832	100.00

Cost of sales	8,030	64.82	7,636	64.54

Gross margin	4,358	35.18	4,196	35.46

Expenses:

Selling, general and administrative	3,093	24.98	2,957	24.99

Depreciation	397	3.20	401	3.39

Interest - net	82	0.66	78	0.66

Total expenses	3,572	28.84	3,436	29.04

Pre-tax earnings	786	6.34	760	6.42

Income tax provision	297	2.39	284	2.40

Net earnings	$489	3.95	$476	4.02

Weighted average common shares outstanding - basic	1,438		1,462

Basic earnings per common share	$0.34		$0.32

Weighted average common shares outstanding - diluted	1,441		1,464

Diluted earnings per common share	$0.34		$0.32

Cash dividends per share	$0.090		$0.085

Retained Earnings
Balance at beginning of period	$18,307		$17,049
Net earnings	489		476
Cash dividends	(130)		(126)
Share repurchases	(420)		-
Balance at end of period	$18,246		$17,399

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	April 30, 2010	May 1, 2009
Cash flows from operating activities:
Net earnings	$489	$476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	424	434
Deferred income taxes	(82)	(83)
Loss on property and other assets - net	1	9
Share-based payment expense	26	24
Net changes in operating assets and liabilities:
Merchandise inventory - net	(1,644)	(801)
Other operating assets	(35)	(1)
Accounts payable	2,773	1,732
Other operating liabilities	784	555
Net cash provided by operating activities	2,736	2,345

Cash flows from investing activities:
Purchases of short-term investments	(426)	(68)
Proceeds from sale/maturity of short-term investments	228	122
Purchases of long-term investments	(745)	(302)
Proceeds from sale/maturity of long-term investments	138	6
(Increase) decrease in other long-term assets	(1)	15
Property acquired	(283)	(572)
Proceeds from sale of property and other long-term assets	5	11
Net cash used in investing activities	(1,084)	(788)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(986)
Proceeds from issuance of long-term debt	992	-
Repayment of long-term debt	(25)	(8)
Proceeds from issuance of common stock from stock options exercised	20	1
Cash dividend payments	(131)	(126)
Repurchase of common stock	(465)	-
Net cash provided by (used in) financing activities	391	(1,119)

Effect of exchange rate changes on cash	2	(1)

Net increase in cash and cash equivalents	2,045	437
Cash and cash equivalents, beginning of period	632	245
Cash and cash equivalents, end of period	$2,677	$682

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of April 30, 2010, and May 1, 2009, and the results of operations and cash flows for the three months ended April 30, 2010, and May 1, 2009.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 29, 2010 (the Annual Report).  The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications.  For the three months ended May 1, 2009, store opening costs of $13 million, which were previously reported as a single line item on the consolidated statements of current and retained earnings, have been combined with selling, general and administrative expenses. This change was not material and had no impact on the consolidated balance sheets or statements of cash flows for any of the periods presented.

The long-term portion of the self-insurance liabilities, primarily for workers’ compensation, automobile, property, and general and product liability claims, of $469 million at May 1, 2009, previously classified as current on the consolidated balance sheets, has been reclassified to other liabilities (non-current).  The current portion of these self-insurance liabilities, previously reported as a single line item on the consolidated balance sheets, has been combined with other current liabilities.  The non-current portion of deferred income taxes related to these self-insurance liabilities has also been reclassified from current to non-current deferred income taxes in the consolidated balance sheets.  These changes were not material and had no impact on the consolidated statements of current and retained earnings or cash flows for any of the periods presented.

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

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of April 30, 2010, May 1, 2009, and January 29, 2010, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	April 30, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal Bonds	$276	$-	$276	$-
Municipal Variable Rate Demand Obligations	261	-	261	-
Money Market Funds	84	84	-	-
Other	7	2	5	-
Trading securities:
Mutual Funds	47	47	-	-
Total short-term investments	$675	$133	$542	$-
Available-for-sale securities:
Municipal Bonds	$832	$-	$832	$-
Total long-term investments	$832	$-	$832	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	May 1, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal Bonds	$346	$-	$346	$-
Money Market Funds	66	66	-	-
Other	15	2	13	-
Trading securities:
Mutual Funds	33	33	-	-
Total short-term investments	$460	$101	$359	$-
Available-for-sale securities:
Municipal Bonds	$448	$-	$448	$-
Total long-term investments	$448	$-	$448	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	January 29, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal Bonds	$303	$-	$303	$-
Money Market Funds	68	68	-	-
Other	12	2	10	-
Trading securities:
Mutual Funds	42	42	-	-
Total short-term investments	$425	$112	$313	$-
Available-for-sale securities:
Municipal Bonds	$277	$-	$277	$-
Total long-term investments	$277	$-	$277	$-

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

During the three months ended April 30, 2010 and May 1, 2009, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capital leases and other, are as follows:

	April 30, 2010
	Carrying	Fair
(In millions)	Amount	Value
Long-term debt (excluding capital leases and other)	$5,712	$6,205

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $211 million at both April 30, 2010 and May 1, 2009, and $186 million at January 29, 2010.  Restricted balances included in long-term investments were $177 million at April 30, 2010, $144 million at May 1, 2009, and $202 million at January 29, 2010.

Note 4: Property - Property is shown net of accumulated depreciation of $10.2 billion at April 30, 2010, $9.1 billion at May 1, 2009, and $9.8 billion at January 29, 2010.

Note 5: Long-Term Debt - In April 2010, the Company issued $1.0 billion of unsecured senior notes, comprised of two tranches: $500 million of 4.625% senior notes maturing in April 2020 and $500 million of 5.800% senior notes maturing in April 2040 (collectively, the “Senior Notes”).  The 4.625% and 5.800% Senior Notes were issued at discounts of approximately $3.2 million and $4.8 million, respectively.  Interest on the Senior Notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2010. The discount associated with the issuance is included in long-term debt and is being amortized over the respective terms of the Senior Notes.

The Senior Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption.  The redemption price before six months prior to the applicable maturity date is equal to the greater of (1) 100% of the principal amount of the Senior Notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate.  The redemption price within six months prior to the applicable maturity date is equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued interest thereon to but excluding the date of redemption.  The indenture under which the notes were issued also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs.  If elected under the change in control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indenture governing the Senior Notes does not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity.  However, the indenture contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 6: Extended Warranties - The Company sells separately-priced extended warranty contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term.  Extended warranty contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company’s extended warranty deferred revenue is included in other liabilities (non-current) on the consolidated balance sheets.  Changes in deferred revenue for extended warranty contracts are summarized as follows:

	Three Months Ended
(In millions)	April 30, 2010	May 1, 2009
Extended warranty deferred revenue, beginning of period	$549	$479
Additions to deferred revenue	68	52
Deferred revenue recognized	(41)	(35)
Extended warranty deferred revenue, end of period	$576	$496

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended warranty contracts were $159 million at April 30, 2010, $129 million at May 1, 2009, and $150 million at January 29, 2010.  The Company’s extended warranty deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses, are expensed as incurred.

The liability for extended warranty claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended
(In millions)	April 30, 2010	May 1, 2009
Liability for extended warranty claims, beginning of period	$23	$17
Accrual for claims incurred	17	13
Claim payments	(17)	(12)
Liability for extended warranty claims, end of period	$23	$18

Note 7: Shareholders' Equity - The Company has a share repurchase program that is implemented through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  Authorization for up to $5 billion of share repurchases with no expiration was approved by the Company’s Board of Directors on January 29, 2010. The Company repurchased 18.6 million shares under the share repurchase program at a total cost of $450 million (of which $420 million was recorded as a reduction in retained earnings, after capital in excess of par value was depleted) during the first quarter of fiscal 2010.  No shares were repurchased under the share repurchase program during the first quarter of fiscal 2009.  As of April 30, 2010, the Company had remaining authorization under the share repurchase program of $4.6 billion.  The Company also repurchased 0.6 million shares at a total cost of $15 million from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability based upon the vesting of restricted share-based awards during the first quarter of fiscal 2010, and an insignificant amount during the first quarter of fiscal 2009.

Note 8: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  The following table reconciles net earnings to comprehensive income for the three months ended April 30, 2010, and May 1, 2009.

	Three Months Ended
(In millions)	April 30, 2010	May 1, 2009
Net earnings	$489	$476
Foreign currency translation adjustments	19	12
Net unrealized investment losses	(1)	(1)
Comprehensive income	$507	$487

Note 9: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method.  Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security.  The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three months ended April 30, 2010, and May 1, 2009.

	Three Months Ended
(In millions, except per share data)	April 30, 2010	May 1, 2009
Basic earnings per common share:
Net earnings	$489	$476
Less: Net earnings allocable to participating securities	(4)	(4)
Net earnings allocable to common shares	$485	$472
Weighted-average common shares outstanding	1,438	1,462
Basic earnings per common share	$0.34	$0.32
Diluted earnings per common share:
Net earnings	$489	$476
Less: Net earnings allocable to participating securities	(4)	(4)
Net earnings allocable to common shares	$485	$472
Weighted-average common shares outstanding	1,438	1,462
Dilutive effect of non-participating share-based awards	3	2
Weighted-average common shares, as adjusted	1,441	1,464
Diluted earnings per common share	$0.34	$0.32

Stock options to purchase 17.2 million and 26.0 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended April 30, 2010, and May 1, 2009, respectively.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	April 30, 2010	May 1, 2009
Long-term debt	$75	$73
Short-term borrowings	-	2
Capitalized lease obligations	9	7
Interest income	(2)	(5)
Interest capitalized	(3)	(4)
Interest on tax uncertainties	2	3
Other	1	2
Interest - net	$82	$78

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	April 30, 2010	May 1, 2009
Cash paid for interest, net of amount capitalized	$130	$130
Cash paid for income taxes	$100	$68
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$23	$54
Loss on equity method investments	$(1)	$(1)
Cash dividends declared but not paid	$130	$-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of April 30, 2010 and May 1, 2009, and the related consolidated statements of current and retained earnings and of cash flows for the fiscal three-month periods ended April 30, 2010 and May 1, 2009. These consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 29, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 30, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of January 29, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 1, 2010

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended April 30, 2010, and May 1, 2009.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2009.  This discussion and analysis is presented in six sections:

•	Executive Overview
•	Operations
•	Company Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments

EXECUTIVE OVERVIEW

We experienced solid results during the first quarter of 2010, driven by improving consumer outlook, favorable weather, and our ability to satisfy demand generated by government stimulus programs.  While employment remains a concern, on a relative basis the economic climate is better than a year ago, supported by cautious signs that housing fundamentals are stabilizing.  Our sales results, combined with recent customer surveys, indicate consumers feel more comfortable nationally that the worst of the economic cycle is behind us.  During the quarter, we saw several signs of increased consumer willingness to spend on big ticket products and engage in discretionary home improvement projects. We also benefited from favorable weather in the second half of the quarter and government stimulus programs, including the government-sponsored Cash for Appliances and Homebuyer Tax Credit programs.

For the first quarter of 2010, we experienced our first comparable store sales increase in 15 quarters, with increases in 45 of the 50 U.S. states, strong results in Canada, and positive comparable store sales in 13 of our 20 product categories.  While our sales performance was better than prior year, our gross margin rate was lower than prior year, driven primarily by a change in product mix.  This was partially attributed to the shift of sales to the appliance category due to the Cash for Appliances program.

While our first quarter results were aided by good weather and government stimulus programs, we are encouraged by the improvement in customer demand across geographic regions and the positive comparable performance for the majority of our product categories this quarter.  We remain committed to providing great customer service and products to meet consumers’ ever-evolving needs and we are confident that we are positioned to continue to drive profitable market share.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	April 30, 2010	May 1, 2009	2009 vs. 2008	2009 vs. 2008
Net sales	100.00%	100.00%	N/A	4.7%
Gross margin	35.18	35.46	(28)	3.9
Expenses:
Selling, general and administrative	24.98	24.99	(1)	4.6
Depreciation	3.20	3.39	(19)	(1.0)
Interest - net	0.66	0.66	-	5.1
Total expenses	28.84	29.04	(20)	4.0
Pre-tax earnings	6.34	6.42	(8)	3.4
Income tax provision	2.39	2.40	(1)	4.6
Net earnings	3.95%	4.02%	(7)	2.7

EBIT margin1	7.00%	7.08%	(8)	3.6%

	Three Months Ended
Other Metrics	April 30, 2010	May 1, 2009
Comparable store sales increase (decrease)2	2.4%	(6.6)%
Total customer transactions (in millions)	199	186
Average ticket3	$62.27	$63.71

At end of period:
Number of stores	1,721	1,670
Sales floor square feet (in millions)	194	189
Average store size selling square feet (in thousands)4	113	113

(1) EBIT margin is defined as earnings before interest and taxes as a percentage of sales (operating margin).
(2) A comparable store is defined as a store that has been open longer than 13 months.
(3) Average ticket is defined as net sales divided by the total number of customer transactions.
(4)Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.

Net Sales – Net sales for the first three months ended April 30, 2010 were positively impacted by consumers’ increased willingness to spend on more discretionary products and engage in delayed home improvement projects, favorable weather, and our ability to satisfy demand generated by government incentive programs.  Comparable store customer transactions increased 4.8%, while comparable store average ticket decreased 2.3%.  The decrease in comparable store average ticket was primarily attributed to increased sales of lower ticket seasonal living products as a result of the favorable weather in the second half of the quarter.

During the quarter, we experienced comparable store sales increases in 13 of our 20 product categories, including double-digit increases in our appliances, outdoor power equipment, and seasonal living categories.  The increase in comparable store sales in appliances was aided by the government-sponsored Cash for Appliances rebate program.  Favorable weather conditions in the second half of the quarter contributed to positive comparable store sales in seasonal living products and outdoor power equipment.  Consumers also exhibited an increased willingness to spend on discretionary products, as exhibited by solid demand for pressure washers, gas grills and patio furniture.  In addition, Installed Sales experienced a double digit comparable store sales increase for the quarter, indicating a greater willingness of consumers to take on previously delayed discretionary projects.  Sales to our Commercial Business Customers also increased for the quarter consistent with the Company average.

We experienced comparable store sales increases in the majority of our geographic markets during the quarter.  With the exception of certain areas of the Gulf Coast, which experienced declines in comparable store sales as a result of comparisons to last year’s hurricane-related spending, all of our geographic areas had comparable store sales increases for the quarter.  Our Canadian stores contributed approximately 20 basis points of our comparable store sales increase, driven primarily by favorable foreign exchange rates, strong performance due to the differentiation of our stores, products, and services in the Canadian marketplace, as well as our ability to satisfy demand generated by government stimulus programs.

Gross Margin - For the first quarter of 2010, gross margin decreased 28 basis points as a percentage of sales compared to the first quarter of 2009.  The mix of products sold across product categories negatively impacted gross margin by 36 basis points primarily due to increased appliance sales resulting from the Cash for Appliances program.  Delays in our ability to pass on commodity price increases due to the competitive environment, as well as increased promotional activity, resulted in a decrease of approximately 20 basis points, which was partially offset by a 13 basis point increase attributable to realized efficiencies in our supply chain network.  We also experienced an increase of 11 basis points attributable to lower inventory shrink.

SG&A - For the first quarter of 2010, SG&A decreased one basis point as a percentage of sales compared to the first quarter of 2009.  We experienced de-leverage of 40 basis points in store payroll resulting primarily from additional hours associated with the Project Specialist - Exteriors and Facility Service Associate positions.  This was partially offset by 35 basis points of leverage for the quarter from the Company’s private label credit card program, driven by lower anticipated defaults and reduced financing costs.  During the first quarter SG&A was also negatively impacted by increased rates for state unemployment and payroll taxes and increased interchange fees due to a tender shift from proprietary cards to bank cards, offset by favorable insurance costs.

Depreciation - Depreciation expense decreased slightly for the three months ended April 30, 2010 compared to the prior year due to reduced capital spending.  Property, less accumulated depreciation, totaled $22.4 billion and $22.7 billion at April 30, 2010 and May 1, 2009, respectively.  As of April 30, 2010 and May 1, 2009, we owned 88% of our stores, which included stores on leased land.

Income Tax Provision - Our effective income tax rates were 37.8% and 37.4% for the three month periods ended April 30, 2010, and May 1, 2009, respectively.  Our effective income tax rate was 36.9% for fiscal 2009.

COMPANY OUTLOOK

Second Quarter 2010

As of May 17, 2010, the date of our first quarter 2010 earnings release, we expected to open approximately four new stores during the second quarter of 2010, reflecting square footage growth of approximately 2%. We expected total sales to increase 5% to 7% and comparable store sales to increase 2% to 4%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase approximately 40 basis points.  In addition, depreciation expense was expected to be approximately $400 million.  Diluted earnings per share of $0.57 to $0.59 were expected for the second quarter.  Our outlook for the second quarter does not contemplate any share repurchases.  All comparisons are with the second quarter of 2009.

Fiscal Year 2010

As of May 17, 2010, the date of our first quarter 2010 earnings release, we expected to open 40 to 45 new stores during 2010, which ends on January 28, 2011, reflecting square footage growth of approximately 2%. We expected total sales to increase 5% to 7% and comparable store sales to increase 2% to 4%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase approximately 60 basis points.  In addition, depreciation expense was expected to be approximately $1.6 billion.  Diluted earnings per share of $1.37 to $1.47 were expected for 2010.  Our outlook for 2010 does not contemplate any future share repurchases.  All comparisons are with fiscal 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash flows provided by operating activities for the first quarter of 2010 versus the first quarter of 2009 was primarily driven by changes in working capital.  The increase in net cash used in investing activities for the first quarter of 2010 versus the first quarter of 2009 was driven by increased net purchase activity related to short-term and long-term investments, partially offset by a 51% decline in property acquired due to a reduction in our store expansion program.  Net cash flows provided by financing activities for the first quarter of 2010 was driven by the issuance of $1.0 billion of unsecured senior notes in April 2010, partially offset by $450 million in share repurchases under our share repurchase program.  Net cash flows used by financing activities for the first quarter of 2009 was primarily attributable to approximately $1.0 billion of net repayment activity related to short-term borrowings.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility supports our commercial paper and revolving credit programs.  The senior credit facility has a $500 million letter of credit sublimit.  Amounts outstanding under letters of credit reduce the amount available for borrowing under the senior credit facility.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at April 30, 2010.  Seventeen banking institutions are participating in the senior credit facility.  As of April 30, 2010, there were no outstanding borrowings or letters of credit outstanding under the senior credit facility and no outstanding borrowings under the commercial paper program.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of April 30, 2010, there were no outstanding borrowings under the C$ credit facility.

Our debt ratings at April 30, 2010, were as follows:

Current Debt Ratings	S&P	Moody’s	Fitch
Commercial Paper	A1	P1	F1
Senior Debt	A	A1	A+
Outlook	Stable	Stable	Stable

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

Cash Requirements

Capital Expenditures

Our 2010 capital expenditures forecast is approximately $2.2 billion, inclusive of approximately $375 million of lease commitments, resulting in planned net cash outflow of $1.8 billion.  Approximately 61% of the planned net cash outflow is for store expansion and approximately 19% is for investment in our existing stores through resets and remerchandising.  Our store expansion plans for 2010 consist of 40 to 45 new stores and are expected to increase sales floor square footage by approximately 2%.  Approximately 93% of the 2010 projects will be owned, of which 38% will be ground-leased.  Other planned capital expenditures include investing in our distribution and corporate infrastructure, including enhancements in information technology.

At April 30, 2010, we owned and operated 14 regional distribution centers.  At April 30, 2010, we also operated 15 flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We are confident that our current distribution network has the capacity to ensure that our stores remain in stock and that customer demand is met.

Debt and Capital

In April 2010, we issued $1.0 billion of unsecured senior notes, comprised of two tranches: $500 million of 4.625% senior notes maturing in April 2020 and $500 million of 5.800% senior notes maturing in April 2040. Net proceeds from the 4.625% and 5.800% senior notes were $497 million and $495 million, respectively.  Interest on the senior notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2010.  During the second fiscal quarter of fiscal 2010, we used a portion of the net proceeds from the notes to repay the $500 million 8.25% Notes due June 1, 2010. We are also using portions of the net proceeds for general corporate purposes, including capital expenditures and working capital needs, and for repurchases of shares of our common stock.

We have a share repurchase program that is implemented through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of April 30, 2010, we had a remaining repurchase authorization of approximately $4.6 billion with no expiration.  We expect to utilize the remaining authorization by fiscal 2012.

On May 28, 2010, the Board of Directors declared a quarterly cash dividend of $0.11 per share, which represents a 22.2% increase.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2010, we issued $1.0 billion of unsecured senior notes in the ordinary course of business, which are included in the table below that summarizes long-term debt, excluding capital leases and other, at April 30, 2010.  The unsecured senior notes are further described in Note 5 to the consolidated financial statements (unaudited) included herein.

April 30, 2010	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal and interest amounts, excluding discount)	$10,932	$826	$1,146	$549	$8,411

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2009.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to:  (i) respond to adverse trends in the housing industry, such as the psychological effects of falling home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address changes in existing or new laws or regulations that affect employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (viii) respond to unanticipated weather conditions that could adversely affect sales.  In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, therein included in our Quarterly Reports on Form 10-Q.

The forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this report or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section and in the “Risk Factors” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, therein included in our Quarterly Reports on Form 10-Q.  We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 30, 2010 – February 26, 2010	3.8	$23.56	3.8	$4,910
February 27, 2010 – April 2, 2010	15.4	24.32	14.8	4,550
April 3, 2010 – April 30, 2010	-	-	-	4,550

As of April 30, 2010	19.2	$24.17	18.6	$4,550

(1)  During the first quarter of fiscal 2010, the Company repurchased an aggregate of 18,612,008 shares of its common stock pursuant to the share repurchase program.  The total number of shares purchased also includes 614,479 shares repurchased from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

(2) Authorization for up to $5 billion of share repurchases with no expiration was approved on January 29, 2010 by the Company's Board of Directors.  Although the repurchase authorization has no expiration, the Company expects to implement the program by fiscal 2012 through purchases made from time to time either in the open market or through private transactions, in accordance with SEC regulations.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders.   Lowe’s Companies, Inc. (the “Company”) held its annual meeting of shareholders on May 28, 2010. At the meeting, shareholders elected all four Class III directors nominated by the Board of Directors to a term of one year.  Each director received a greater number of votes cast “for” his or her election than “withheld” as reflected below.  In addition, shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the 2010 fiscal year and approved an amendment to Lowe’s Bylaws decreasing the percentage of shares required for shareholders to call a special meeting of shareholders.  Two shareholder proposals presented at the meeting that are briefly described below were not approved.  For more information on the proposals, see the Company’s proxy statement dated April 12, 2010.  Set forth below are the final voting results for each of the proposals.

(1)	Election of Director Nominees

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
David W. Bernauer	1,101,664,319	16,256,893	152,898,176
Leonard L. Berry	1,093,613,581	24,307,631	152,898,176
Dawn E. Hudson	1,099,811,739	18,109,473	152,898,176
Robert A. Niblock	1,077,382,964	40,538,248	152,898,176

(2)	Proposal to Ratify the Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm

VOTES FOR	VOTES AGAINST	ABSTENTATIONS
1,256,391,110	13,680,459	747,819

(3)	Proposal to Approve an Amendment to the Company’s Bylaws Decreasing the Percentage of Shares required for Shareholders to Call a Special Meeting

VOTES FOR	VOTES AGAINST	ABSTENTATIONS
1,261,629,048	7,596,527	1,593,813

(4)	Shareholder Proposal Regarding Report on Political Spending

VOTES FOR	VOTES AGAINST	ABSTENTATIONS	BROKER NON-VOTE
328,702,185	595,083,712	194,135,315	152,898,176

(5)	Shareholder Proposal Regarding Separating the Roles of Chairman and CEO

VOTES FOR	VOTES AGAINST	ABSTENTATIONS	BROKER NON-VOTE
201,325,772	909,164,321	7,431,119	152,898,176

Item 6. - Exhibits

Exhibit 3.1 – Restated and Amended Charter of Lowe’s Companies, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2009 and incorporated by reference herein)

Exhibit 3.2* – Bylaws of Lowe’s Companies, Inc., as amended and restated

Exhibit 4.1 – Sixth Supplemental Indenture, dated as of April 15, 2010, between Lowe’s Companies, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010 and incorporated by reference herein)

Exhibit 4.2 – Form of 4.625% Note due 2020 (included in Exhibit 4.1, which is incorporated by reference herein)

Exhibit 4.3 – Form of 5.800% Note due 2040 (included in Exhibit 4.1, which is incorporated by reference herein)

Exhibit 10.1* – Amendment No. 1 to Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated

Exhibit 12.1* – Statement Re Computation of Ratio of Earnings to Fixed Charges

Exhibit 15.1* – Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

Exhibit 31.1* – Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

Exhibit 31.2* – Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

Exhibit 32.1* – Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2* – Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Quarterly Report on Form 10-Q of Lowe’s Companies, Inc. for the quarter ended April 30, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Current and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

   _________________________

       *Filed or furnished herewith as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

June 1, 2010 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated and Amended Charter of Lowe’s Companies, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2009 and incorporated by reference herein)

3.2*	Bylaws of Lowe’s Companies, Inc., as amended and restated

4.1
Sixth Supplemental Indenture, dated as of April 15, 2010, between Lowe’s Companies, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010 and incorporated by reference herein)

4.2	Form of 4.625% Note due 2020 (included in Exhibit 4.1, which is incorporated by reference herein)

4.3	Form of 5.800% Note due 2040 (included in Exhibit 4.1, which is incorporated by reference herein)

10.1*	Amendment No. 1 to Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated

12.1*	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1*	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q of Lowe’s Companies, Inc. for the quarter ended April 30, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Current and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

           _________________________

  *Filed or furnished herewith as an exhibit.