Form 10-Q
period 2010-07-30
LOWES COMPANIES INC
filed 2010-08-31
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 27, 2010
Common Stock, $.50 par value	1,403,275,853

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		July 30, 2010	July 31, 2009	January 29, 2010
Assets

Current assets:
Cash and cash equivalents		$1,191	$1,087	$632
Short-term investments		816	424	425
Merchandise inventory - net		8,653	8,189	8,249
Deferred income taxes - net		205	117	208
Other current assets		256	216	218

Total current assets		11,121	10,033	9,732

Property, less accumulated depreciation		22,274	22,727	22,499
Long-term investments		730	900	277
Other assets		508	462	497

Total assets		$34,633	$34,122	$33,005

Liabilities and Shareholders' Equity

Current liabilities:
Short-term borrowings		$-	$9	$-
Current maturities of long-term debt		37	552	552
Accounts payable		4,888	4,970	4,287
Accrued compensation and employee benefits		537	540	577
Deferred revenue		770	716	683
Other current liabilities		1,761	1,672	1,256

Total current liabilities		7,993	8,459	7,355

Long-term debt, excluding current maturities		5,533	4,515	4,528
Deferred income taxes - net		459	504	598
Other liabilities		1,435	1,468	1,455

Total liabilities		15,420	14,946	13,936

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
July 30, 2010	1,423
July 31, 2009	1,477
January 29, 2010	1,459	711	738	729
Capital in excess of par value		9	367	6
Retained earnings		18,454	18,025	18,307
Accumulated other comprehensive income		39	46	27

Total shareholders' equity		19,213	19,176	19,069

Total liabilities and shareholders' equity		$34,633	$34,122	$33,005

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
	July 30, 2010		July 31, 2009		July 30, 2010		July 31, 2009
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$14,361	100.00	$13,844	100.00	$26,749	100.00	$25,676	100.00

Cost of sales	9,355	65.14	9,021	65.16	17,384	64.99	16,658	64.88

Gross margin	5,006	34.86	4,823	34.84	9,365	35.01	9,018	35.12

Expenses:

Selling, general and administrative	3,189	22.21	3,123	22.55	6,283	23.49	6,079	23.67

Depreciation	398	2.77	408	2.95	795	2.97	809	3.15

Interest - net	84	0.59	76	0.55	166	0.62	154	0.60

Total expenses	3,671	25.57	3,607	26.05	7,244	27.08	7,042	27.42

Pre-tax earnings	1,335	9.29	1,216	8.79	2,121	7.93	1,976	7.70

Income tax provision	503	3.50	457	3.31	800	2.99	741	2.89

Net earnings	$832	5.79	$759	5.48	$1,321	4.94	$1,235	4.81

Weighted average common shares outstanding - basic	1,417		1,464		1,427		1,463

Basic earnings per common share	$0.58		$0.51		$0.92		$0.84

Weighted average common shares outstanding - diluted	1,419		1,466		1,430		1,465

Diluted earnings per common share	$0.58		$0.51		$0.92		$0.84

Cash dividends per share	$0.110		$0.090		$0.200		$0.175

Retained Earnings
Balance at beginning of period	$18,246		$17,399		$18,307		$17,049
Net earnings	832		759		1,321		1,235
Cash dividends	(157)		(133)		(287)		(259)
Share repurchases	(467)		-		(887)		-
Balance at end of period	$18,454		$18,025		$18,454		$18,025

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 30, 2010	July 31, 2009
Cash flows from operating activities:
Net earnings	$1,321	$1,235
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	848	870
Deferred income taxes	(143)	(106)
Loss on property and other assets - net	16	73
Share-based payment expense	55	50
Net changes in operating assets and liabilities:
Merchandise inventory - net	(400)	32
Other operating assets	(41)	20
Accounts payable	600	858
Other operating liabilities	526	684
Net cash provided by operating activities	2,782	3,716

Cash flows from investing activities:
Purchases of investments	(1,458)	(1,108)
Proceeds from sale/maturity of investments	609	449
Increase in other long-term assets	(16)	-
Property acquired	(612)	(1,022)
Proceeds from sale of property and other long-term assets	9	13
Net cash used in investing activities	(1,468)	(1,668)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(987)
Proceeds from issuance of long-term debt	991	-
Repayment of long-term debt	(534)	(16)
Proceeds from issuance of common stock under employee stock purchase plan	39	37
Proceeds from issuance of common stock from stock options exercised	23	7
Cash dividend payments	(261)	(259)
Repurchase of common stock	(1,015)	-
Excess tax benefits of share-based payments	1	-
Net cash used in financing activities	(756)	(1,218)

Effect of exchange rate changes on cash	1	12

Net increase in cash and cash equivalents	559	842
Cash and cash equivalents, beginning of period	632	245
Cash and cash equivalents, end of period	$1,191	$1,087

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of July 30, 2010, and July 31, 2009, and the results of operations for the three and six months ended July 30, 2010, and July 31, 2009, and cash flows for the six months ended July 30, 2010 and July 31, 2009.

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

Certain prior period amounts have been reclassified to conform to current classifications.  For the three and six months ended July 31, 2009, store opening costs of $14 million and $27 million, respectively, which were previously reported as a single line item on the consolidated statements of current and retained earnings, have been combined with selling, general and administrative expense.  This change was not material and had no impact on the consolidated balance sheets or statements of cash flows for any of the periods presented.

The long-term portion of the self-insurance liabilities, primarily for workers’ compensation, automobile, property, and general and product liability claims, of $485 million at July 31, 2009, previously classified as current on the consolidated balance sheets, has been reclassified to other liabilities (non-current).  The current portion of these self-insurance liabilities, previously reported as a single line item on the consolidated balance sheets, has been combined with other current liabilities.  The non-current portion of deferred income taxes related to these self-insurance liabilities has also been reclassified from current to non-current deferred income taxes in the consolidated balance sheets.  These changes were not material and had no impact on the consolidated statements of current and retained earnings or cash flows for any of the periods presented.

For the six months ended July 31, 2009, purchases of short-term investments and long-term investments, which were previously reported as separate line items on the consolidated statements of cash flows were combined into a single line item.  Additionally, proceeds from the sale/maturity of short-term investments and long-term investments, which were previously reported as separate line items on the consolidated statements of cash flows were combined into a single line item.  These changes were not material and had no impact on the consolidated balance sheets or statements of current and retained earnings for any of the periods presented.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of July 30, 2010, July 31, 2009, and January 29, 2010, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	July 30, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal floating rate obligations	$372	$-	$372	$-
Municipal obligations	251	-	251	-
Money market funds	143	143	-	-
Other	5	2	3	-
Trading securities:
Mutual funds	45	45	-	-
Total short-term investments	$816	$190	$626	$-
Available-for-sale securities:
Municipal floating rate obligations	$698	$-	$698	$-
Municipal obligations	32	-	32	-
Total long-term investments	$730	$-	$730	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	July 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$320	$-	$320	$-
Money market funds	66	66	-	-
Other	2	2	-	-
Trading securities:
Mutual funds	36	36	-	-
Total short-term investments	$424	$104	$320	$-
Available-for-sale securities:
Municpal floating rate obligations	$656	$-	$656	$-
Municipal obligations	244	-	244	-
Total long-term investments	$900	$-	$900	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	January 29, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$296	$-	$296	$-
Money market funds	68	68	-	-
Municipal floating rate obligations	7	-	7	-
Other	12	2	10	-
Trading securities:
Mutual funds	42	42	-	-
Total short-term investments	$425	$112	$313	$-
Available-for-sale securities:
Municipal floating rate obligations	$141	$-	$141	$-
Municipal obligations	136	-	136	-
Total long-term investments	$277	$-	$277	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended July 30, 2010 and July 31, 2009, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition, except as it relates to long-lived asset impairment.

The Company reviews the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.  The Company estimated the fair values of long-lived assets held-for-use, including operating stores, based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3.

In the determination of impairment for operating stores, the Company determines the fair values of individual operating stores using an income approach to determine the fair value of operating stores, which requires discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating store, management made assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and controllable expenses such as store payroll and occupancy expense.  In order to calculate the present value of those future cash flows, the Company discounts cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  The selected market participants represent a group of other retailers with a store footprint similar in size to the Company’s.

In the determination of impairment for excess properties held-for-use and held-for-sale, which consist of retail outparcels and property associated with relocated or closed stores, the fair values were the estimated selling prices. The Company determined the estimated selling prices by obtaining information from brokers in the specific markets being evaluated. The information included comparable sales of similar assets and assumptions about demand in the market for these assets.  The Company classified these fair value measurements as Level 3.

The following tables present the Company’s non-financial assets measured at estimated fair value on a non-recurring basis and any resulting realized losses included in earnings. Because long-lived assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at July 30, 2010.

Fair Value Measurements - Non-Recurring Basis

	Three Months Ended
	July 30, 2010			July 31, 2009
(In millions)	Fair Value Measurements	Previous Carrying Amounts	Impairment Losses	Fair Value Measurements	Previous Carrying Amounts	Impairment Losses
Operating stores:
Long-lived assets held-for-use	$1	$8	$(7)	$-	$-	$-
Excess properties:
Long-lived assets held-for-use	$9	11	(2)	$44	$69	$(25)
Long-lived assets held-for-sale1	$21	$22	$(1)	$-	$-	$-

	Six Months Ended
	July 30, 2010			July 31, 2009
(In millions)	Fair Value Measurements	Previous Carrying Amounts	Impairment Losses	Fair Value Measurements	Previous Carrying Amounts	Impairment Losses
Operating stores:
Long-lived assets held-for-use	$1	$8	$(7)	$-	$-	$-
Excess properties:
Long-lived assets held-for-use	$10	13	(3)	$52	$82	$(30)
Long-lived assets held-for-sale1	$21	$22	$(1)	$-	$-	$-

1 Impairment losses on long-lived assets held-for-sale exclude $1 million in estimated costs to sell for the three and six months ended July 30, 2010.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capital leases and other, are as follows:

	July 30, 2010		July 31, 2009
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Long-term debt (excluding capital leases and other)	$5,213	$5,972	$4,736	$5,133

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $246 million at July 30, 2010, $188 million at July 31, 2009, and $186 million at January 29, 2010.  Restricted balances included in long-term investments were $144 million at July 30, 2010, $192 million at July 31, 2009, and $202 million at January 29, 2010.

Note 4: Property - Property is shown net of accumulated depreciation of $10.5 billion at July 30, 2010, $9.3 billion at July 31, 2009, and $9.8 billion at January 29, 2010.

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

During the second quarter of 2010, a portion of the net proceeds from the notes was used to repay the $500 million 8.25% Notes due June 1, 2010.

Note 6: Extended Warranties – The Company sells separately-priced extended warranty contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended warranty sales on a straight-line basis over the respective contract term.  Extended warranty contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company’s extended warranty deferred revenue is included in other liabilities (non-current) on the consolidated balance sheets.  Changes in deferred revenue for extended warranty contracts are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Extended warranty deferred revenue, beginning of period	$576	$496	$549	$479
Additions to deferred revenue	70	62	138	114
Deferred revenue recognized	(41)	(37)	(82)	(72)
Extended warranty deferred revenue, end of period	$605	$521	$605	$521

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended warranty contracts were $167 million at July 30, 2010, $137 million at July 31, 2009, and $150 million at January 29, 2010.  The Company’s extended warranty deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended warranty claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Liability for extended warranty claims, beginning of period	$23	$18	$23	$17
Accrual for claims incurred	20	17	37	30
Claim payments	(17)	(14)	(34)	(26)
Liability for extended warranty claims, end of period	$26	$21	$26	$21

Note 7: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  Authorization for up to $5 billion of share repurchases with no expiration was approved by the Company’s Board of Directors on January 29, 2010. The Company repurchased 22.7 million and 41.3 million shares under the share repurchase program at a total cost of $550 million and $1.0 billion (of which $467 million and $887 million was recorded as a reduction in retained earnings, after capital in excess of par value was depleted) for the three and six months ended July 30, 2010, respectively.  No shares were repurchased under the authorized share repurchase program in effect during the first half of fiscal 2009.  As of July 30, 2010, the Company had remaining authorization under the share repurchase program of $4.0 billion.  The Company also repurchased from employees 0.6 million shares at a total cost of $14.7 million during the six months ended July 30, 2010, and an insignificant amount during the six months ended July 31, 2009, to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability based upon the vesting of restricted stock awards.

Note 8: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  The following table reconciles net earnings to comprehensive income for the three and six months ended July 30, 2010 and July 31, 2009.

	Three Months Ended		Six Months Ended
(In millions)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net earnings	$832	$759	$1,321	$1,235
Foreign currency translation adjustments	(6)	39	13	50
Net unrealized investment gains (losses)	-	2	(1)	2
Comprehensive income	$826	$800	$1,333	$1,287

Note 9: Earnings Per Share – The Company calculates basic and diluted earnings per common share using the two-class method.  Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three and six months ended July 30, 2010, and July 31, 2009.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Basic earnings per common share:
Net earnings	$832	$759	$1,321	$1,235
Less: Net earnings allocable to participating securities	(7)	(6)	(11)	(10)
Net earnings allocable to common shares	$825	$753	$1,310	$1,225
Weighted-average common shares outstanding	1,417	1,464	1,427	1,463
Basic earnings per common share	$0.58	$0.51	$0.92	$0.84
Diluted earnings per common share:
Net earnings	$832	$759	$1,321	$1,235
Less: Net earnings allocable to participating securities	(7)	(6)	(11)	(10)
Net earnings allocable to common shares	$825	$753	$1,310	$1,225
Weighted-average common shares outstanding	1,417	1,464	1,427	1,463
Dilutive effect of non-participating share-based awards	2	2	3	2
Weighted-average common shares, as adjusted	1,419	1,466	1,430	1,465
Diluted earnings per common share	$0.58	$0.51	$0.92	$0.84

Stock options to purchase 20.2 million and 21.5 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended July 30, 2010, and July 31, 2009, respectively.  Stock options to purchase 19.7 million and 24.7 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the six months ended July 30, 2010, and July 31, 2009, respectively.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Long-term debt	$78	$73	$154	$146
Short-term borrowings	-	-	-	2
Capitalized lease obligations	9	7	18	14
Interest income	(3)	(5)	(6)	(10)
Interest capitalized	(4)	(4)	(7)	(8)
Interest on tax uncertainties	2	3	3	5
Other	2	2	4	5
Interest - net	$84	$76	$166	$154

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 30, 2010	July 31, 2009
Cash paid for interest, net of amount capitalized	$158	$155
Cash paid for income taxes	$818	$487
Non-cash investing and financing activities:
Non-cash property acquisitions	$34	$59
Change in equity method investments	$(2)	$(1)
Cash dividends declared but not paid	$157	$-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 30, 2010 and July 31, 2009, and the related consolidated statements of current and retained earnings for the fiscal three and six-month periods then ended and of cash flows for the fiscal six-month periods ended July 30, 2010 and July 31, 2009. These consolidated interim financial statements are the responsibility of the Company’s management.

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
August 31, 2010

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 30, 2010, and July 31, 2009.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2009.  This discussion and analysis is presented in seven sections:

•	Executive Overview
•	Operations
•	Company Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

While the economic environment has improved compared to a year ago, ongoing uncertainty in the labor and housing markets continued to weigh on consumers and has led to a sluggish economic recovery.  We did see consumers slowly return to more discretionary projects during the first half of 2010.  However, we do not expect strong industry growth until there are consistent improvements in the labor and housing markets. Therefore, we remain focused on operational efficiency and are ready to respond if demand is better or worse than expected.

Although sales for the quarter trended below our expectations, our flexibility and focus on execution allowed us to quickly respond to, and capitalize on, sales opportunities in the marketplace. One example is the cross-functional team we assembled to execute our plans relating to the government-sponsored Cash for Appliances program.  These efforts ensured that our stores had the information, processes and inventory to respond to this sales opportunity.  Our execution related to this program helped us gain 160 basis points in unit market share in appliances on a rolling four calendar quarter basis, according to third party estimates.  In addition, our focus on the Commercial Business Customer, leveraging our District Commercial Sales Specialists and store commercial sales teams, led to comparable store sales above the company average, reflecting solid growth in both average ticket and customer transactions.

During the second quarter of 2010, store payroll remained flat as a percentage of sales, which we attribute to the flexibility of our staffing model.  This flexibility allowed us to support strong seasonal sales in the first quarter of 2010 and adjust quickly to the changing sales environment in the second quarter.  At the same time, we were able to continue our year-over-year trend of improving customer service scores as measured by our Customer Focused program.

We also continue to invest in improvements to our planning tools and infrastructure so we can more efficiently and effectively serve our customers.  Our Integrated Planning and Execution initiative, which will be tested in the back half of 2010, will allow us to better tailor our merchandising programs to individual stores. This system is expected to drive sales and better optimize inventory positions.  In addition, we have gained a number of efficiencies by refining our store processes, such as our freight flow program, product handling procedures, and new cash handling tools.  In the face of an uncertain economic environment, we will continue to focus on prudently managing expenses, while investing in new tools and strategies to maintain our flexibility.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 30, 2010	July 31, 2009	2010 vs. 2009	2010 vs. 2009
Net sales	100.00%	100.00%	N/A	3.7%
Gross margin	34.86	34.84	2	3.8
Expenses:
Selling, general and administrative	22.21	22.55	(34)	2.1
Depreciation	2.77	2.95	(18)	(2.4)
Interest - net	0.59	0.55	4	10.9
Total expenses	25.57	26.05	(48)	1.8
Pre-tax earnings	9.29	8.79	50	9.7
Income tax provision	3.50	3.31	19	10.0
Net earnings	5.79%	5.48%	31	9.6%
EBIT margin1	9.88%	9.34%	54	9.8%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 30, 2010	July 31, 2009	2010 vs. 2009	2010 vs. 2009
Net sales	100.00%	100.00%	N/A	4.2%
Gross margin	35.01	35.12	(11)	3.8
Expenses:
Selling, general and administrative	23.49	23.67	(18)	3.3
Depreciation	2.97	3.15	(18)	(1.7)
Interest - net	0.62	0.60	2	7.9
Total expenses	27.08	27.42	(34)	2.9
Pre-tax earnings	7.93	7.70	23	7.3
Income tax provision	2.99	2.89	10	7.9
Net earnings	4.94%	4.81%	13	7.0%
EBIT margin1	8.55%	8.30%	25	7.4%

	Three Months Ended		Six Months Ended
Other Metrics	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Comparable store sales increase (decrease)2	1.6%	(9.5)%	2.0%	(8.2)%
Total customer transactions (in millions)	229	225	428	411
Average ticket 3	$62.84	$61.43	$62.55	$62.46
At end of period:
Number of stores	1,724	1,688
Sales floor square feet (in millions)	195	191
Average store size selling square feet (in thousands)4	113	113

(1) EBIT margin is defined as earnings before interest and taxes as a percentage of sales (operating margin).
(2) A comparable store is defined as a store that has been open longer than 13 months.
(3) Average ticket is defined as net sales divided by the total number of customer transactions.
(4) Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.

Net Sales – Net sales increased 3.7% to $14.4 billion in the second quarter of 2010 driven by an increase in total customer count of 1.4% and an increase in average ticket of 2.3%.  Comparable store sales increased 1.6% for the quarter.  Comparable store average ticket increased 2.1%, while comparable store customer count was down slightly for the quarter.  Average ticket for the quarter benefited from strong sales of appliances, air conditioners and grills.  Customer count was negatively impacted by the extreme heat across much of the country, which led to lower performance in certain product categories, such as nursery and lawn & landscape products, which traditionally drive traffic in the second quarter.

During the quarter, we experienced comparable store sales increases in 9 of our 20 product categories including a double-digit increase in appliances aided by the government-sponsored Cash for Appliances program.  We estimate that this program contributed approximately 25 basis points to total company comparable store sales for the quarter.  We also experienced above average comparable store sales increases in home environment, rough electrical, seasonal living, tools, lumber, rough plumbing, home organization and windows & walls.  While the extreme heat benefited the home environment and seasonal living product categories with strong sales in air conditioning, seasonal cooling and dehumidifier sales, our nursery and lawn & landscape products categories were negatively impacted.  In addition, the success of our Father’s Day tool event and strong sales of grills and grill accessories benefited our tools and seasonal living product categories.  We gained 50 basis points in unit market share for the total store on a rolling four calendar quarter basis, with gains in 12 of our 20 product categories.

Geographic performance was relatively balanced across our markets during the quarter, with substantially all of our geographic markets generating positive comparable store sales.  We saw particular strength in some of the markets that first entered the economic downturn, such as Florida, Arizona, and the Northeast.  This was the fourth consecutive quarter of comparable store sales growth above the company average for these markets.  Our Canadian stores continued their strong positive comparable store sales performance, contributing approximately 10 basis points to the total company comparable store sales increase for the quarter.  In contrast, the Gulf Coast region had the lowest comparable store sales performance due to a comparison to last year’s higher post-hurricane sales.

Gross Margin - For the second quarter of 2010, gross margin increased 2 basis points as a percentage of sales compared to the second quarter of 2009 as a result of better sell-through of seasonal inventory this year relative to last year and the cycling of markdowns associated with prior year reset activity in windows & walls and millwork categories.  This increase was offset by a decrease associated with the mix of products sold across categories, primarily driven by strong sales of appliances.

The 11 basis point decrease in gross margin as a percentage of sales for the first six months of 2010 compared to 2009 was attributable to the mix of products sold across product categories, partially offset by an increase in margin rates, primarily in seasonal living, and lower inventory shrink.

SG&A - For the second quarter of 2010, SG&A decreased 34 basis points as a percentage of sales compared to the second quarter of 2009, primarily driven by leverage of 25 basis points due to lower charges associated with asset impairments and discontinued project write-offs.  In addition, we experienced 20 basis points of leverage associated with our private label credit card program, driven by reduced program costs and lower anticipated defaults. Bonus expense also leveraged 10 basis points due to lower projected attainment levels relative to plan compared to prior year. This was partially offset by de-leverage of 10 basis points relating to fleet expense as a result of increased deliveries due to strong sales in the appliance category.  We also experienced five basis points of de-leverage of bank card expense due to a combination of higher bank card volumes, which grew faster than total sales, as well as increased interchange fees.

The 18 basis point decrease in SG&A as a percentage of sales for the first six months of 2010 compared to 2009 was primarily attributable to leverage of 27 basis points associated with our private label credit card program and 17 basis points due to lower charges associated with asset impairments and discontinued project write-offs.  This was partially offset by de-leverage of 19 basis points in store payroll and 9 basis points in fleet expense.

Depreciation – Depreciation expense decreased slightly for both the three and six months ended July 30, 2010 compared to the prior year due to reduced capital spending.  Property, less accumulated depreciation, totaled $22.3 billion at July 30, 2010 and $22.7 billion at July 31, 2009.  As of July 30, 2010 and July 31, 2009, we owned 88% of our stores, which includes stores on leased land.

Income Tax Provision - Our effective income tax rate was 37.7% for both the three and six months ended July 30, 2010, respectively, and 37.6% and 37.5% for the three and six months ended July 31, 2009, respectively.  Our effective income tax rate was 36.9% for fiscal 2009.

COMPANY OUTLOOK

Third Quarter

As of August 16, 2010, the date of our second quarter 2010 earnings release, we expected to open approximately 12 new stores during the third quarter of 2010, which ends on October 29, 2010, reflecting square footage growth of approximately 2%.  We expected total sales to increase 3% to 5% and comparable store sales to increase 1% to 3%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase approximately 120 basis points.  In addition, depreciation expense was expected to be approximately $400 million.  Diluted earnings per share of $0.28 to $0.32 were expected for the third quarter.  Our outlook for the third quarter does not contemplate any future share repurchases.  All comparisons are with the third quarter of fiscal 2009.

Fiscal 2010

As of August 16, 2010, the date of our second quarter 2010 earnings release, we expected to open 40 to 45 new stores during fiscal 2010, which ends on January 28, 2011, reflecting total square footage growth of approximately 2%.  We expected total sales to increase approximately 4% and comparable store sales to increase approximately 2%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase approximately 70 basis points.  In addition, depreciation expense was expected to be approximately $1.6 billion.  Diluted earnings per share of $1.38 to $1.45 were expected for 2010.  Our outlook for 2010 does not contemplate any future share repurchases.  All comparisons are with fiscal 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continue to provide the primary source of our liquidity.  The decrease in net cash flows provided by operating activities for the six months ended July 30, 2010, versus the six months ended July 31, 2009, was primarily driven by an increase in inventory balances and other changes in working capital. The 5.7% increase in inventory balances was associated with new store openings, an approximate 1% increase in comparable store inventory, and increased distribution inventory.  However, in the second quarter we experienced a lower rate of inventory growth over the prior year as compared to the first quarter, and we expect inventory to be up 1% to 2% at year-end.  The decrease in net cash used in investing activities for the six months ended July 30, 2010 versus the six months ended July 31, 2009 was driven by a 40% decline in property acquired due to a reduction in our store expansion program. The decrease in net cash flows used in financing activities for the six months ended July 30, 2010, versus the six months ended July 31, 2009, was primarily attributable to proceeds from the April 2010 issuance of long-term debt, and lower repayments of debt, offset by share repurchases in the first half of 2010.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities and through the issuance of long-term debt.  We have a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility also supports our commercial paper program.  The senior credit facility has a $500 million letter of credit sublimit.  Amounts outstanding under letters of credit reduce the amount available for borrowing under the senior credit facility.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at July 30, 2010.  Seventeen banking institutions are participating in the senior credit facility.  As of July 30, 2010, there were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under the commercial paper program.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of July 30, 2010, there were no outstanding borrowings under the C$ credit facility.

The availability of funds for liquidity purposes through the issuance of commercial paper or new long-term debt or the borrowing costs of these funds could be adversely affected by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our current debt ratings as of July 30, 2010.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital Expenditures

Our 2010 capital expenditures forecast is approximately $2.15 billion, inclusive of approximately $350 million of lease commitments, resulting in planned net cash outflow of $1.8 billion. Approximately 60% of the planned net cash outflow is for store expansion. Our expansion plans for 2010 consist of 40 to 45 new stores and are expected to increase sales floor square footage by approximately 2%.  Approximately 95% of the 2010 projects will be owned, which includes approximately 40% ground-leased properties.  In addition, approximately 15% of the planned net cash outflow is for investment in our existing stores through resets and remerchandising.  Other planned capital expenditures include investing in our distribution and corporate infrastructure, including enhancements in information technology.

At July 30, 2010, we owned and operated 14 regional distribution centers.  We also operated 14 flatbed distribution centers for the handling of lumber, building materials and other long-length items.  We are confident that our current distribution network has the capacity to ensure that our stores remain in stock and that customer demand is met.

Debt and Capital

In April 2010, we issued $1.0 billion of unsecured senior notes, comprised of two tranches: $500 million of 4.625% senior notes maturing in April 2020 and $500 million of 5.800% senior notes maturing in April 2040. Net proceeds from the 4.625% and 5.800% senior notes were $497 million and $495 million, respectively.  Interest on the senior notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2010.  During the second quarter of 2010, we used a portion of the net proceeds from the notes to repay the $500 million 8.25% Notes due June 1, 2010. We are also using portions of the net proceeds for general corporate purposes, including capital expenditures and working capital needs, and for repurchases of shares of our common stock.

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of July 30, 2010, we had a remaining authorization of approximately $4.0 billion with no expiration.  We expect to utilize the remaining authorization by the end of fiscal 2012.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2010, we issued $1.0 billion of unsecured senior notes in the ordinary course of business, which are included in the table below that summarizes long-term debt, excluding capital leases and other, at July 30, 2010.  The unsecured senior notes are further described in Note 5 to the consolidated financial statements (unaudited) included herein.

July 30, 2010	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal and interest amounts, excluding discount)	$10,411	$306	$1,146	$556	$8,403

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2009.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report.  Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.  However, given the estimates made this quarter regarding the evaluation of long-lived asset impairment for our operating stores, we have elected to provide disclosure related to this critical accounting estimate.

We evaluate our operating stores for triggering events relating to long-lived asset impairment on a quarterly basis.  During the six months ended July 30, 2010, nine stores experienced a triggering event and were evaluated for recoverability.  One of these stores was determined to be impaired.  Operating store impairment charges were $7 million for both the three and six months ended July 30, 2010.  No operating store impairment charges were recorded for the three or six months ended July 31, 2009.

Eight of the stores that experienced a triggering event during the six months ended July 30, 2010 were determined to be recoverable and therefore were not impaired.  For seven of these stores the expected undiscounted cash flows of the store assets substantially exceeded their net book value. For these seven stores, a 10% reduction in projected sales used to estimate future cash flows at the time the operating stores were evaluated for impairment would have increased recognized impairment losses by $13 million.

One of the stores with a net book value of $21 million had expected undiscounted cash flows that exceeded the net book value of its assets by less than a substantial amount.  A 10% reduction in projected sales used to estimate future cash flows for this store would have increased impairment losses by $15 million.

We analyzed other assumptions made in estimating the future cash flows of the operating stores evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements other than those reciting historic fact are statements that could be “forward-looking statements” under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in our forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to:  (i) respond to adverse trends in the housing industry, such as the psychological effects of falling home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (viii) respond to unanticipated weather conditions that could adversely affect sales.  In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission and the description of material changes, if any, therein included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2010, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. – Legal Proceedings

The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, including the investigation described below, are believed to have a risk of having a material impact on the Company’s financial statements.

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In accordance with that requirement, we are disclosing that the California South Coast Air Quality Management District ("SCAQMD") has notified one of the Company’s subsidiaries, Lowe's HIW, Inc., that it is investigating whether stores operated by the subsidiary that are located in the four-county SCAQMD jurisdiction sold paints, coatings and certain other products that contained volatile organic compounds in excess of SCAQMD limits.  The subsidiary is cooperating with the SCAQMD's investigation.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2010 – May 28, 2010	14.4	$24.38	14.4	$4,200
May 29, 2010 – July 2, 2010	8.3	23.97	8.3	4,000
July 3, 2010 – July 30, 2010	-	-	-	4,000
As of July 30, 2010	22.7	$24.23	22.7	$4,000

(1) During the second quarter of fiscal 2010, the Company repurchased an aggregate of 22,702,725 shares of its common stock pursuant to the share repurchase program.  The Company also repurchased an insignificant number of shares from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted stock awards.

(2) Authorization for up to $5 billion of share repurchases with no expiration was approved on January 29, 2010 by the Company's Board of Directors.  Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal 2012 through purchases made from time to time either in the open market or through private transactions, in accordance with SEC regulations.

Item 6. - Exhibits

Exhibit 3.1 – Restated and Amended Charter of Lowe’s Companies, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2009 and incorporated by reference herein)

Exhibit 3.2 – Bylaws of Lowe’s Companies, Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed June 2, 2010 and incorporated by reference herein)

Exhibit 4.1 – Lowe’s Companies, Inc. Amended and Restated Credit Agreement Dated June 15, 2007, including exhibits attached thereto

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

Exhibit 101.DEF - XBRL Taxonomy Extension Definitions Linkbase Document

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

August 31, 2010 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated and Amended Charter of Lowe’s Companies, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2009 and incorporated by reference herein)

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed June 2, 2010 and incorporated by reference herein)

4.1	Lowe’s Companies, Inc. Amended and Restated Credit Agreement Dated June 15, 2007, including exhibits attached thereto

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document