Form 10-Q
period 2010-10-29
LOWES COMPANIES INC
filed 2010-12-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 26, 2010
Common Stock, $.50 par value	1,380,003,909

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		October 29, 2010	October 30, 2009	January 29, 2010
Assets

Current assets:
Cash and cash equivalents		$1,078	$1,141	$632
Short-term investments		659	509	425
Merchandise inventory - net		8,543	8,424	8,249
Deferred income taxes - net		202	144	208
Other current assets		219	213	218

Total current assets		10,701	10,431	9,732

Property, less accumulated depreciation		22,180	22,557	22,499
Long-term investments		865	864	277
Other assets		595	496	497

Total assets		$34,341	$34,348	$33,005

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt		36	553	552
Accounts payable		4,959	5,046	4,287
Accrued compensation and employee benefits		678	558	577
Deferred revenue		802	719	683
Other current liabilities		1,533	1,613	1,256

Total current liabilities		8,008	8,489	7,355

Long-term debt, excluding current maturities		5,539	4,524	4,528
Deferred income taxes - net		456	495	598
Other liabilities		1,446	1,421	1,455

Total liabilities		15,449	14,929	13,936

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
October 29, 2010	1,394
October 30, 2009	1,477
January 29, 2010	1,459	697	739	729
Capital in excess of par value		6	398	6
Retained earnings		18,144	18,236	18,307
Accumulated other comprehensive income		45	46	27

Total shareholders' equity		18,892	19,419	19,069

Total liabilities and shareholders' equity		$34,341	$34,348	$33,005

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
	October 29, 2010		October 30, 2009		October 29, 2010		October 30, 2009
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,587	100.00	$11,375	100.00	$38,335	100.00	$37,052	100.00

Cost of sales	7,526	64.95	7,485	65.80	24,909	64.98	24,143	65.16

Gross margin	4,061	35.05	3,890	34.20	13,426	35.02	12,909	34.84

Expenses:

Selling, general and administrative	2,931	25.30	2,882	25.34	9,214	24.03	8,962	24.19

Depreciation	399	3.44	403	3.54	1,194	3.12	1,212	3.27

Interest - net	80	0.69	77	0.68	246	0.64	231	0.62

Total expenses	3,410	29.43	3,362	29.56	10,654	27.79	10,405	28.08

Pre-tax earnings	651	5.62	528	4.64	2,772	7.23	2,504	6.76

Income tax provision	247	2.13	184	1.62	1,047	2.73	926	2.50

Net earnings	$404	3.49	$344	3.02	$1,725	4.50	$1,578	4.26

Weighted average common shares outstanding - basic	1,390		1,466		1,415		1,464

Basic earnings per common share	$0.29		$0.23		$1.21		$1.07

Weighted average common shares outstanding - diluted	1,392		1,469		1,417		1,466

Diluted earnings per common share	$0.29		$0.23		$1.21		$1.07

Cash dividends per share	$0.110		$0.090		$0.310		$0.265

Retained Earnings
Balance at beginning of period	$18,454		$18,025		$18,307		$17,049
Net earnings	404		344		1,725		1,578
Cash dividends	(154)		(133)		(440)		(391)
Share repurchases	(560)		-		(1,448)		-
Balance at end of period	$18,144		$18,236		$18,144		$18,236

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 29, 2010	October 30, 2009
Cash flows from operating activities:
Net earnings	$1,725	$1,578
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,272	1,303
Deferred income taxes	(147)	(142)
Loss on property and other assets - net	72	140
Share-based payment expense	84	78
Net changes in operating assets and liabilities:
Merchandise inventory - net	(288)	(203)
Other operating assets	(25)	(4)
Accounts payable	668	933
Other operating liabilities	472	684
Net cash provided by operating activities	3,833	4,367

Cash flows from investing activities:
Purchases of investments	(2,033)	(1,487)
Proceeds from sale/maturity of investments	1,206	777
Increase in other long-term assets	(53)	(19)
Property acquired	(1.012)	(1,414)
Proceeds from sale of property and other long-term assets	24	17
Net cash used in investing activities	(1,868)	(2,126)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(1,002)
Proceeds from issuance of long-term debt - net	991	3
Repayment of long-term debt	(542)	(27)
Proceeds from issuance of common stock under share-based payment plans	63	59
Cash dividend payments	(418)	(391)
Repurchase of common stock	(1,616)	(4)
Excess tax benefits of share-based payments	1	-
Net cash used in financing activities	(1,521)	(1,362)

Effect of exchange rate changes on cash	2	17

Net increase in cash and cash equivalents	446	896
Cash and cash equivalents, beginning of period	632	245
Cash and cash equivalents, end of period	$1,078	$1,141

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of October 29, 2010, and October 30, 2009, and the results of operations for the three and nine months ended October 29, 2010, and October 30, 2009, and cash flows for the nine months ended October 29, 2010 and October 30, 2009.

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

Certain prior period amounts have been reclassified to conform to current classifications.  Store opening costs, which were previously reported as a single line item on the consolidated statements of current and retained earnings, have been combined with selling, general and administrative expense.  In addition, activity that was previously separately presented for short-term and long-term investments on the consolidated statements of cash flows was combined into single line items for purchases of investments and proceeds from the sale/maturity of investments. Proceeds from the issuance of common stock under the employee stock purchase plan and from stock options exercised, which were previously reported as separate line items on the consolidated statements of cash flows, were also combined into a single line item.

The long-term portion of the self-insurance liabilities, primarily for workers’ compensation, automobile, property, and general and product liability claims, of $488 million at October 30, 2009, previously classified as current on the consolidated balance sheets, has been reclassified to other liabilities (non-current).  The current portion of these self-insurance liabilities, previously reported as a single line item on the consolidated balance sheets, has been combined with other current liabilities.  The non-current portion of deferred income taxes related to these self-insurance liabilities has also been reclassified from current to non-current deferred income taxes in the consolidated balance sheets.  This change was not material and had no impact on the consolidated statements of current and retained earnings or cash flows for any of the periods presented.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of October 29, 2010, October 30, 2009, and January 29, 2010, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	October 29, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Money market funds	$272	$272	$-	$-
Municipal obligations	235	-	235	-
Municipal floating rate obligations	98	-	98	-
Other	7	2	5	-
Trading securities:
Mutual funds	47	47	-	-
Total short-term investments	$659	$321	$338	$-
Available-for-sale securities:
Municipal floating rate obligations	$812	$-	$812	$-
Municipal obligations	51	-	51	-
Other	2	-	2	-
Total long-term investments	$865	$-	$865	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	October 30, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Money market funds	$96	$96	$-	$-
Municipal obligations	360	-	360	-
Municipal floating rate obligations	1	-	1	-
Other	12	2	10	-
Trading securities:
Mutual funds	40	40	-	-
Total short-term investments	$509	$138	$371	$-
Available-for-sale securities:
Municipal floating rate obligations	$651	$-	$651	$-
Municipal obligations	213	-	213	-
Total long-term investments	$864	$-	$864	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	January 29, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Money market funds	$68	$68	$-	$-
Municipal obligations	296	-	296	-
Municipal floating rate obligations	7	-	7	-
Other	12	2	10	-
Trading securities:
Mutual funds	42	42	-	-
Total short-term investments	$425	$112	$313	$-
Available-for-sale securities:
Municipal floating rate obligations	$141	$-	$141	$-
Municipal obligations	136	-	136	-
Total long-term investments	$277	$-	$277	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended October 29, 2010 and October 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition, except as it relates to long-lived asset impairment.

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

In the determination of impairment for operating stores, the Company determined the fair values of individual operating stores using an income approach, which required discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating store, management made assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and controllable expenses such as store payroll and occupancy expense.  In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  The selected market participants represent a group of other retailers with a store footprint similar in size to the Company’s.

In the determination of impairment for excess properties held-for-use and held-for-sale, which consist of retail outparcels and property associated with relocated or closed stores, the fair values were determined using a market approach based on estimated selling prices. The Company determined the estimated selling prices by obtaining information from brokers in the specific markets being evaluated. The information included comparable sales of similar assets and assumptions about demand in the market for these assets.  The Company classified these fair value measurements as Level 3.

The following tables present the Company’s non-financial assets measured at estimated fair value on a non-recurring basis and any resulting realized losses included in earnings. Because long-lived assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 29, 2010.

Fair Value Measurements - Non-Recurring Basis

	Three Months Ended
	October 29, 2010			October 30, 2009
(In millions)	Fair Value Measurements	Previous Carrying Amounts	Impairment Losses	Fair Value Measurements	Previous Carrying Amounts	Impairment Losses
Operating stores:
Long-lived assets held-for-use	$14	$44	$(30)	$5	$46	$(41)
Excess properties:
Long-lived assets held-for-use	$31	$40	$(9)	$20	$28	$(8)

	Nine Months Ended
	October 29, 2010			October 30, 2009
(In millions)	Fair Value Measurements	Previous Carrying Amounts	Impairment Losses	Fair Value Measurements	Previous Carrying Amounts	Impairment Losses
Operating stores:
Long-lived assets held-for-use	$15	$51	$(36)	$5	$46	$(41)
Excess properties:
Long-lived assets held-for-use	$41	$53	$(12)	$72	$110	$(38)
Long-lived assets held-for-sale	$21	$22	$(1)	$-	$-	$-

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capital leases and other, are as follows:

	October 29, 2010		October 30, 2009
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Long-term debt (excluding capital leases and other)	$5,213	$5,932	$4,737	$5,144

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for letters of credit for the Company’s extended warranty program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $276 million at October 29, 2010, $233 million at October 30, 2009, and $186 million at January 29, 2010.  Restricted balances included in long-term investments were $80 million at October 29, 2010, $147 million at October 30, 2009, and $202 million at January 29, 2010.

Note 4: Property - Property is shown net of accumulated depreciation of $10.9 billion at October 29, 2010, $9.7 billion at October 30, 2009, and $9.8 billion at January 29, 2010.

Note 5: Long-Term Debt - In April 2010, the Company issued $1.0 billion of unsecured notes in two tranches: $500 million of 4.625% notes maturing in April 2020 and $500 million of 5.8% notes maturing in April 2040.  The 4.625% and 5.8% notes were issued at discounts of approximately $3 million and $5 million, respectively.  Interest on the notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2010. The discount associated with the issuance is included in long-term debt and is being amortized over the respective terms of the notes.

The notes issued in April 2010 may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption.  The redemption price before six months prior to the applicable maturity date is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate, equal to a benchmark interest rate plus a spread.  The redemption price within six months prior to the applicable maturity date is equal to 100% of the principal amount of the notes to be redeemed plus accrued interest thereon to but excluding the date of redemption.  The indenture under which the notes were issued also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs.  If elected under the change in control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity.  However, the indenture contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

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

	Three Months Ended		Nine Months Ended
(In millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Extended warranty deferred revenue, beginning of period	$605	$521	$549	$479
Additions to deferred revenue	60	53	198	167
Deferred revenue recognized	(44)	(39)	(126)	(111)
Extended warranty deferred revenue, end of period	$621	$535	$621	$535

Incremental direct acquisition costs associated with the sale of extended warranties are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended warranty contracts were $171 million at October 29, 2010, $143 million at October 30, 2009, and $150 million at January 29, 2010.  The Company’s extended warranty deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended warranty claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended warranty claims are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Liability for extended warranty claims, beginning of period	$26	$21	$23	$17
Accrual for claims incurred	24	19	61	49
Claim payments	(28)	(17)	(62)	(43)
Liability for extended warranty claims, end of period	$22	$23	$22	$23

Note 7: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  Authorization for up to $5 billion of share repurchases with no expiration was approved by the Company’s Board of Directors on January 29, 2010. The Company repurchased 29.0 million and 70.3 million shares under the share repurchase program at a total cost of $600 million and $1.6 billion for the three and nine months ended October 29, 2010, respectively.  For the three and nine months ended October 29, 2010, respectively, $560 million and $1.4 billion of the amounts repurchased were recorded as a reduction in retained earnings, after capital in excess of par value was depleted. No shares were repurchased under the authorized share repurchase program in effect during the first three quarters of fiscal 2009.  As of October 29, 2010, the Company had remaining authorization under the share repurchase program of $3.4 billion.  The Company also repurchased from employees 0.7 million shares at a total cost of $16 million and 0.2 million shares at a total cost of $4 million during the nine months ended October 29, 2010 and October 30, 2009, respectively, to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability based upon the vesting of restricted stock awards.

Note 8: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  The following table reconciles net earnings to comprehensive income for the three and nine months ended October 29, 2010 and October 30, 2009.

	Three Months Ended		Nine Months Ended
(In millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Net earnings	$404	$344	$1,725	$1,578
Foreign currency translation adjustments	6	-	19	51
Net unrealized investment (losses) gains	-	-	(1)	2
Comprehensive income	$410	$344	$1,743	$1,631

Note 9: Earnings Per Share – The Company calculates basic and diluted earnings per common share using the two-class method.  Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three and nine months ended October 29, 2010, and October 30, 2009.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Basic earnings per common share:
Net earnings	$404	$344	$1,725	$1,578
Less: Net earnings allocable to participating securities	(4)	(3)	(15)	(12)
Net earnings allocable to common shares	$400	$341	$1,710	$1,566
Weighted-average common shares outstanding	1,390	1,466	1,415	1,464
Basic earnings per common share	$0.29	$0.23	$1.21	$1.07
Diluted earnings per common share:
Net earnings	$404	$344	$1,725	$1,578
Less: Net earnings allocable to participating securities	(4)	(3)	(15)	(12)
Net earnings allocable to common shares	$400	$341	$1,710	$1,566
Weighted-average common shares outstanding	1,390	1,466	1,415	1,464
Dilutive effect of non-participating share-based awards	2	3	2	2
Weighted-average common shares, as adjusted	1,392	1,469	1,417	1,466
Diluted earnings per common share	$0.29	$0.23	$1.21	$1.07

Stock options to purchase 20.0 million and 18.0 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended October 29, 2010, and October 30, 2009, respectively.  Stock options to purchase 19.9 million and 21.5 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the nine months ended October 29, 2010, and October 30, 2009, respectively.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Long-term debt	$76	$73	$230	$219
Short-term borrowings	-	-	-	2
Capitalized lease obligations	9	7	27	21
Interest income	(3)	(4)	(8)	(13)
Interest capitalized	(5)	(4)	(12)	(12)
Interest on tax uncertainties	1	2	5	8
Other	2	3	4	6
Interest - net	$80	$77	$246	$231

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 29, 2010	October 30, 2009
Cash paid for interest, net of amount capitalized	$314	$284
Cash paid for income taxes	$1,262	$788
Non-cash investing and financing activities:
Non-cash property acquisitions	$47	$47
Change in equity method investments	$(3)	$(3)
Cash dividends declared but not paid	$154	$-

Note 11: Subsequent Event - On November 22, 2010, the Company issued $1.0 billion of unsecured notes in two tranches: $475 million of 2.125% notes maturing in April 2016 and $525 million of 3.75% notes maturing in April 2021.  The 2.125 % and 3.75% notes were issued at discounts of approximately $2 million and $3 million, respectively.  Interest on these notes is payable semiannually in arrears in April and October of each year until maturity, beginning in April 2011.

These notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption.  The redemption price before one month (for the 2016 notes) or three months (for the 2021 notes) prior to the applicable maturity date is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate, equal to a benchmark interest rate plus a spread.  The redemption price within one month (for the 2016 notes) or three months (for the 2021 notes) prior to the applicable maturity date is equal to 100% of the principal amount of the notes to be redeemed plus accrued interest thereon to but excluding the date of redemption.  The indenture under which the notes were issued also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs.  If elected under the change in control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity.   However, the indenture contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 29, 2010 and October 30, 2009, and the related consolidated statements of current and retained earnings for the fiscal three and nine-month periods then ended and of cash flows for the fiscal nine-month periods ended October 29, 2010 and October 30, 2009. These consolidated interim financial statements are the responsibility of the Company’s management.

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
November 30, 2010

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 29, 2010, and October 30, 2009.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2009.  This discussion and analysis is presented in seven sections:

•	Executive Overview
•	Operations
•	Company Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

During the third quarter, comparable store sales increased 0.2% and diluted earnings per share of $0.29 represented an increase of 26.1% over the prior year.  Our third quarter sales were adversely impacted by the continued sluggishness of the economic recovery, which was driven by ongoing uncertainty in employment and housing. Customers remained cautious and continued to rationalize the scope of their projects, or in many cases delayed projects until they have better clarity about their personal financial situations, the value of their homes, and the overall macroeconomic outlook.  As we have seen over the past several quarters, consumers were not yet willing to consistently take on larger discretionary home improvement projects.  In our third quarter consumer survey, homeowners indicated that half of the home improvement projects they have planned in the next six months are discretionary in nature. However, the majority of that discretionary spend is expected to be on smaller projects.

The prolonged heat experienced throughout much of the U.S. also adversely impacted sales for the quarter.  Comparable store sales were essentially flat in August, decreased 0.5% in September, and increased 1.2% in October over the same period from the prior year.  During the quarter, our nursery category continued to underperform as the excessive heat lingered across much of the U.S. into August and September.  Unseasonable heat throughout the Northeast and Midwest earlier in the year also resulted in air conditioner sales shifting from the third quarter into the second quarter.

Although comparable store sales for the quarter were only slightly positive, gross margin grew by 85 basis points as a result of coordinated efforts across a number of areas, including refinement of our pricing strategy and strong seasonal sell through in patio furniture, grills, and air conditioners. Two important changes to our pricing strategy were implemented prior to the beginning of the third quarter.  First, we increased our number of competitive pricing zones, from under 90 to more than 210, allowing us to price products more competitively in each market.  Second, we implemented Base Price Optimization, which determines the best price, by item and competitive pricing zone, to improve price perception and profitability.  In addition, improved inventory planning allowed us to uniformly meet demand and reduce the margin impact of seasonal markdowns.

During the quarter, we continued to gain market share according to third-party estimates, with gains in 10 of our 20 product categories as measured on a rolling four calendar quarter basis, while also maintaining market share in an additional four categories. We gained 20 basis points in total store unit market share over the same period.  While we do not expect consistent improvement in core demand until the fundamentals of both the labor and housing markets improve, we are prepared to operate effectively in a slow growth environment by focusing on operational efficiencies and expense management.  In addition, we continue to take actions that we believe will enhance our market share gains as the macroeconomic environment slowly improves.

OPERATIONS

The following tables set forth the percentage relationship to net sales of each line item of the consolidated statements of earnings (unaudited), as well as the percentage change in dollar amounts from the prior period.  These tables should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 29, 2010	October 30, 2009	2010 vs. 2009	2010 vs. 2009
Net sales	100.00%	100.00%	N/A	1.9%
Gross margin	35.05	34.20	85	4.4
Expenses:
Selling, general and administrative	25.30	25.34	(4)	1.7
Depreciation	3.44	3.54	(10)	(1.1)
Interest - net	0.69	0.68	1	3.9
Total expenses	29.43	29.56	(13)	1.4
Pre-tax earnings	5.62	4.64	98	23.4
Income tax provision	2.13	1.62	51	34.6
Net earnings	3.49%	3.02%	47	17.5%
EBIT margin (1)	6.31%	5.32%	99	21.0%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 29, 2010	October 30, 2009	2010 vs. 2009	2010 vs. 2009
Net sales	100.00%	100.00%	N/A	3.5%
Gross margin	35.02	34.84	18	4.0
Expenses:
Selling, general and administrative	24.03	24.19	(16)	2.8
Depreciation	3.12	3.27	(15)	(1.5)
Interest - net	0.64	0.62	2	6.6
Total expenses	27.79	28.08	(29)	2.4
Pre-tax earnings	7.23	6.76	47	10.7
Income tax provision	2.73	2.50	23	13.2
Net earnings	4.50%	4.26%	24	9.3%
EBIT margin (1)	7.87%	7.38%	49	10.4%

	Three Months Ended		Nine Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Other Metrics
Comparable store sales increase (decrease) (2)	0.2%	(7.5)%	1.4%	(8.0)%
Total customer transactions (in millions)	188	185	616	596
Average ticket (3)	$61.59	$61.43	$62.27	$62.14
At end of period:
Number of stores	1,734	1,699
Sales floor square feet (in millions)	196	192
Average store size selling square feet (in thousands) (4)	113	113

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

Net Sales – Net sales increased 1.9% to $11.6 billion in the third quarter of 2010 driven by an increase in total customer count of 1.6% and an increase in average ticket of 0.3%.  Comparable store sales increased 0.2% over the same period, driven by a 0.1% increase in both comparable store average ticket and comparable store customer count.  Our geographic performance was relatively balanced across our markets during the quarter.

During the quarter, we experienced comparable store sales increases above the company average in the following product categories: seasonal living, tools, rough electrical, lumber, paint, millwork, appliances, lawn & landscape products, and rough plumbing.  In addition, home organization performed essentially in line with the company average.  We continued to see strength in categories supporting smaller projects, including tools, paint, and lawn & landscape products.  In our paint category, both interior and exterior paints performed well in addition to the strong customer response to the launch of our Valspar® Signature Colors® with Hi-DEF Advanced Color System™ technology. Some larger ticket items such as appliances, patio, and grills also performed well due in part to our continued focus on market specific assortments to ensure that we have the right products in the right markets.  Lawn & landscape products benefited during the quarter from particularly strong sales of watering products, grass seed, and lawn repair products, as homeowners worked to restore lawns damaged from the summer drought.  However, the prolonged heat across much of the U.S. negatively impacted nursery.  In addition, unseasonable heat throughout the Northeast and Midwest earlier in the year resulted in air conditioner sales shifting from the third quarter into the second quarter, negatively impacting home environment for the quarter.

Commercial and Installed Sales exceeded our overall sales trend during the quarter, which continues to reflect the investments made in our District Commercial Account Specialist and Project Specialist Exteriors positions.  Installed Sales produced double-digit comparable store sales for the quarter, partially driven by products such as windows, doors and fencing, which are a focus of our Project Specialist Exteriors position.

Gross Margin - For the third quarter of 2010, gross margin increased 85 basis points as a percentage of sales compared to the third quarter of 2009 primarily due to a favorable change in margin rate. This was driven by our carefully managed seasonal sell through in patio furniture, grills, and air conditioners, which increased gross margin by approximately 25 basis points. In addition, we estimate the favorable impact on the quarter from Base Price Optimization and increasing the number of competitive pricing zones was approximately 25 basis points.  Gross margin was also aided by a higher proportion of sales of our private label products as well as inflation in commodity categories.

The 18 basis point increase in gross margin as a percentage of sales for the first nine months of 2010 compared to 2009 was driven by margin improvements in the third quarter.

SG&A - For the third quarter of 2010, SG&A decreased four basis points as a percentage of sales compared to the third quarter of 2009, primarily driven by leverage of 31 basis points in bonus expense due to lower projected attainment levels relative to plan and six basis points due to lower charges associated with asset impairments and discontinued projects.  These were offset by de-leverage of 13 basis points associated with our private label credit card program, as well as de-leverage in advertising, building and site repairs, self-insured casualty, bank card, and fleet expenses.

The 16 basis point decrease in SG&A as a percentage of sales for the first nine months of 2010 compared to 2009 was primarily attributable to leverage of 15 basis points associated with our private label credit card program and 14 basis points of leverage associated with lower bonus expense, offset by de-leverage of 13 basis points in store payroll due to the impact of the Facilities Service Associate position and wage growth.

Depreciation – Depreciation expense decreased slightly for both the three and nine months ended October 29, 2010 compared to the prior year due to reduced capital spending.  Property, less accumulated depreciation, totaled $22.2 billion at October 29, 2010 and $22.6 billion at October 30, 2009.  As of October 29, 2010 and October 30, 2009, we owned 88% of our stores, which includes stores on leased land.

Income Tax Provision - Our effective income tax rate was 38.0.%  and 37.8% for the three and nine months ended October 29, 2010, respectively, and 34.9% and 37.0% for the three and nine months ended October 30, 2009, respectively.  The lower effective tax rate for the third quarter of 2009 was attributable to the settlement of certain state tax matters.  Our effective income tax rate was 36.9% for fiscal 2009.

COMPANY OUTLOOK

FourthQuarter

As of November 15, 2010, the date of our third quarter 2010 earnings release, we expected to open approximately 17 stores during the fourth quarter of 2010, which ends on January 28, 2011, reflecting square footage growth of approximately 2%.  We expected total sales to increase 2% to 4% and comparable store sales to increase 0% to 2%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase approximately 80 basis points.  In addition, depreciation expense was expected to be approximately $400 million.  Diluted earnings per share of $0.16 to $0.19 were expected for the fourth quarter.  Our outlook for the fourth quarter does not include the impact of any future share repurchases.  All comparisons are with the fourth quarter of fiscal 2009.

Fiscal 2010

As of November 15, 2010, the date of our third quarter 2010 earnings release, we expected to open approximately 42 stores during fiscal 2010, which ends on January 28, 2011, reflecting total square footage growth of approximately 2%.  We expected total sales to increase 3% to 4% and comparable store sales to increase 1% to 2%.  Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase 50 to 60 basis points.  In addition, depreciation expense was expected to be approximately $1.6 billion.  Diluted earnings per share of $1.37 to $1.40 were expected for fiscal 2010.  Our outlook for fiscal 2010 does not include the impact of any future share repurchases.  All comparisons are with fiscal 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continue to provide the primary source of our liquidity.  The decrease in net cash flows provided by operating activities for the nine months ended October 29, 2010, versus the nine months ended October 30, 2009, was driven by changes in working capital, primarily related to accounts payable and inventory.  The 1.4% increase in total inventory was driven by new store openings.  The decrease in net cash used in investing activities for the nine months ended October 29, 2010, versus the nine months ended October 30, 2009, was driven by a 28% decline in property acquired due to a reduction in our store expansion program. The increase in net cash flows used in financing activities for the nine months ended October 29, 2010, versus the nine months ended October 30, 2009, was primarily attributable to share repurchases during the first nine months of 2010, offset by proceeds from the April 2010 issuance of long-term debt, and lower repayments of debt.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities and through the issuance of long-term debt.  We have a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility also supports our commercial paper program.  The senior credit facility has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under the senior credit facility.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at October 29, 2010.  Seventeen banking institutions are participating in the senior credit facility.  As of October 29, 2010, there were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under the commercial paper program.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of October 29, 2010, there were no outstanding borrowings under the C$ credit facility.

Subsequent to the end of the quarter, on November 22, 2010, we issued $1.0 billion of unsecured notes, in two tranches: $475 million of 2.125% notes maturing in April 2016 and $525 million of 3.75% notes maturing in April 2021. Net proceeds from the 2.125% and 3.75% notes, excluding issuance costs, were $473 million and $522 million, respectively. We plan to use the net proceeds for general corporate purposes, including capital expenditures and working capital needs, and to fund repurchases of our common stock.

We expect to continue to have access to the capital markets on both short and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings as of November 30, 2010, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s	Fitch
Commercial Paper	A1	P1	F1
Senior Debt	A	A1	A
Outlook	Stable	Stable	Stable

We believe that net cash provided by operating and financing activities will be adequate for our expansion plans and our other operating requirements over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.

Cash Requirements

Capital Expenditures

Our fiscal 2010 capital expenditures forecast is approximately $2.0 billion, inclusive of approximately $400 million of lease commitments, resulting in planned net cash outflow of $1.6 billion. Approximately 63% of the planned net cash outflow is for store expansion. Our expansion plans for 2010 consist of approximately 42 new stores and are expected to increase sales floor square footage by approximately 2%.  Approximately 93% of the 2010 projects will be owned, which includes approximately 40% ground-leased properties.  In addition, approximately 15% of the planned net cash outflow is for investment in our existing stores through resets and remerchandising.  Other planned capital expenditures include investing in our distribution and corporate infrastructure, including enhancements in information technology.

Debt and Capital

In April 2010, we issued $1.0 billion of unsecured notes in two tranches: $500 million of 4.625% notes maturing in April 2020 and $500 million of 5.8% notes maturing in April 2040. Net proceeds from the 4.625% and 5.8% notes, excluding issuance costs, were $497 million and $495 million, respectively.  Interest on the notes is payable semiannually in arrears in April and October of each year until maturity.  During the second quarter of 2010, we used a portion of the net proceeds from these notes to repay our $500 million 8.25% Notes due June 1, 2010. We also used portions of the net proceeds for general corporate purposes, including capital expenditures and working capital needs, and for repurchases of shares of our common stock.

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of October 29, 2010, we had a remaining authorization of approximately $3.4 billion with no expiration.  We expect to utilize the remaining authorization by the end of fiscal 2012.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2010, we issued $1.0 billion of unsecured senior notes in the ordinary course of business, which are included in the table below that summarizes long-term debt, excluding capital leases and other, at October 29, 2010.  The unsecured senior notes are further described in Note 5 to the consolidated financial statements (unaudited) included herein.

October 29, 2010	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal and interest amounts, excluding discount)	$10,258	$306	$1,130	$1,056	$7,766

Subsequent to the end of the quarter, we issued an additional $1.0 billion of unsecured notes maturing in April 2016 and April 2021, which are further described in Note 11 to the consolidated financial statements (unaudited) included herein.

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

We evaluate our operating stores for triggering events relating to long-lived asset impairment on a quarterly basis.  During the nine months ended October 29, 2010, 15 stores experienced a triggering event and were evaluated for recoverability.  Four of these stores were determined to be impaired.  Operating store impairment charges were $30 million and $36 million for the three and nine months ended October 29, 2010, respectively.  Operating store impairment charges were $41 million for both the three and nine months ended October 30, 2009.

Eleven of the stores that experienced a triggering event during the nine months ended October 29, 2010 were determined to be recoverable and therefore were not impaired.  For ten of these stores the expected undiscounted cash flows substantially exceeded the net book value of the store assets. For these ten stores, a 10% reduction in projected sales used to estimate future cash flows at the time the operating stores were evaluated for impairment would have increased recognized impairment losses by $30 million.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements of the company's expectations for sales growth, comparable store sales, earnings and performance, capital expenditures, store openings, the housing market, the home improvement industry, demand for services, share repurchases and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although the company believes that the expectations, opinions, projections, and comments reflected in its forward-looking statements are reasonable, it can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of falling home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (viii) respond to unanticipated weather conditions that could adversely affect sales; and (ix) execute successfully our international plans. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes, if any, therein included in our Quarterly Reports on Form 10-Q.

The forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this report or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf about any of the matters covered in this report are qualified by these cautionary statements and in the “Risk Factors” included in our Annual Report on Form 10-K to the SEC and the description of material changes, if any, therein included in our Quarterly Reports on Form 10-Q.  We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2010.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2010, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 29, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. – Legal Proceedings

The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, including the investigation described below, are believed to have a risk of having a material impact on the Company’s financial statements.

In our Form 10-Q for the fiscal quarter ended July 30, 2010, the Company reported that that the California South Coast Air Quality Management District ("SCAQMD") had notified one of the Company’s subsidiaries, Lowe's HIW, Inc., that it was investigating whether stores operated by the subsidiary that are located in the four-county SCAQMD jurisdiction had sold paints, coatings and certain other products that contained volatile organic compounds in excess of SCAQMD limits.  The Company and SCAQMD have subsequently resolved the matter by way of an agreement effective October 12, 2010 that called for a final payment of $2.45 million in civil penalties and $300,000 in investigation costs.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In millions, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 31, 2010 – August 27, 2010	19.5	$20.57	19.5	$3,600
August 28, 2010 – October 1, 2010	9.5	21.03	9.5	3,400
October 2, 2010 – October 29, 2010	-	-	-	3,400
As of October 29, 2010	29.0	$20.72	29.0	$3,400

(1) During the third quarter of fiscal 2010, the Company repurchased an aggregate of 28,953,800 shares of its common stock pursuant to the share repurchase program. The Company also repurchased an insignificant number of shares from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted stock awards.

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

Item 6. - Exhibits

Exhibit 3.1 – Restated and Amended Charter of Lowe’s Companies, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2009 and incorporated by reference herein)

Exhibit 3.2 – Bylaws of Lowe’s Companies, Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2010 and incorporated by reference herein)

Exhibit 10.1 – Amendment No. 6 to the Lowe’s Companies, Inc. 401(k) Plan (filed herewith)

Exhibit 10.2 – Amendment No. 2 to the Lowe’s Companies, Inc. Cash Deferral Plan (filed herewith)

Exhibit 10.3 – Amendment No. 2 to the Lowe’s Companies, Inc. Employee Stock Purchase Plan – Stock Options for Everyone, as amended and restated (filed herewith)

Exhibit 12.1 – Statement Re Computation of Ratio of Earnings to Fixed Charges

Exhibit 15.1 – Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

Exhibit 31.1 – Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

Exhibit 31.2 – Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

November 30, 2010 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated and Amended Charter of Lowe’s Companies, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2009 and incorporated by reference herein)

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 12, 2010 and incorporated by reference herein)

10.1	Amendment No. 6 to the Lowe’s Companies, Inc. 401(k) Plan (filed herewith)

10.2	Amendment No. 2 to the Lowe’s Companies, Inc. Cash Deferral Plan (filed herewith)

10.3	Amendment No. 2 to Lowe's Companies, Inc. Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated (filed herewith)

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document