Form 10-K
period 2011-01-28
LOWES COMPANIES INC
filed 2011-03-29
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 1-7898
LOWE'S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe's Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	704-758-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 Par Value	New York Stock Exchange (NYSE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒	Yes	☐	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐	Yes	☒	No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

As of July 30, 2010, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29.5 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 25, 2011
Common Stock, $0.50 par value	1,318,320,422

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of 2010 Annual Report to Lowe’s Shareholders	Parts I, II and IV
Portions of the Proxy Statement for Lowe’s 2011 Annual Meeting of Shareholders	Part III

 LOWE’S COMPANIES, INC.
- INDEX -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer.  As of January 28, 2011, we operated 1,749 stores, comprised of 1,723 stores across 50 U.S. states, 24 stores in Canada and two stores in Mexico.  Our 1,749 stores represent approximately 197 million square feet of retail selling space.

We opened 42 new stores in fiscal 2010, including eight Canadian stores and our first two stores in Mexico.  Our 2010 store openings included three primary prototypes: 117,000-square-foot (117K) and 103,000-square-foot (103K) stores for large markets and a 94,000-square-foot (94K) store to serve smaller markets.  We expect to open 25 to 30 new stores in fiscal 2011, approximately one-quarter of which will be in Canada.  Our fiscal 2011 store openings will be comprised primarily of 103K and 94K stores.  As we strive to maximize our return on investment, we consider market demographics and land availability, among other factors, to determine the appropriate prototype for a particular market.

During 2009, we entered into a joint venture agreement with Australian retailer Woolworths Limited, to develop a chain of home improvement stores in Australia. We are a one-third owner of the joint venture, which expects to open its first stores in the second half of 2011.

Lowe’s was incorporated in North Carolina in 1952 and has been publicly held since 1961. The Company’s common stock is listed on the New York Stock Exchange - ticker symbol “LOW.”

See Item 6, “Selected Financial Data,” of this Annual Report on Form 10-K, for historical revenues, profits and identifiable assets.  For additional information about the Company’s performance and financial condition, see also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report on Form 10-K.

Our Promise

Our vision is to be customers’ first choice for home improvement.  Customers expect that we will not only sell them the products they need and want, but also deliver a full service experience by being a part of their home improvement projects from start to finish.  Our goal is to simplify the complex process of home improvement, provide better project execution than our competitors, and make the process of doing a small or large home improvement project as seamless and simple as possible for homeowners, renters and Commercial Business Customers. At the core of this goal are three principles: possibilities, support and value.  Possibilities means helping customers find better ways to activate their dreams through fresh, innovative solutions and giving customers easier ways to maintain and repair their homes.  Support means being a trusted partner and resource whenever and wherever customers need us in the home improvement process.  Value means offering competitive prices plus helping customers successfully accomplish their projects.

Customers, Market and Competition

Our Customers

We serve homeowners, renters and Commercial Business Customers.  Individual homeowners and renters complete various projects differently and vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM).  Commercial Business Customers include those who work in the construction, repair/remodel, commercial and residential property management, or business maintenance professions.

Our Market

Using the most recent comprehensive data available, which is from 2009, we estimate the size of the U.S. home improvement market to be approximately $570 billion annually, comprised of $430 billion of product demand and $140 billion of installed labor opportunity.  We analyzed data from a variety of primary and secondary sources, including trade associations, government publications, industry participants and other sources as the basis for our estimate.  This data captures a wide range of categories relevant to our business, including major appliances and garden supplies.  Based on the most recently available data, we believe that the size of the U.S. home improvement market decreased approximately 11% in 2009.

We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.  The total annual revenue reported for businesses included in NAICS Subsector 444 in 2009 was $271 billion, which represented a decline of 11.5% from the total amount reported in 2008.  This decline is similar to our estimate of the decline in the larger overall U.S. home improvement market.  The total annual revenue reported for businesses included in NAICS Subsector 444 in 2010 was $287 billion, which represented an increase of 6.1% over the amount reported for 2009.  We have observed similar trends in the data we are collecting, which we will use to estimate the size of the larger overall U.S. home improvement market for 2010.

There are many variables that impact consumer demand for the home improvement products and services we offer.  Key indicators we monitor include employment, home prices, real disposable personal income, housing turnover, and home ownership levels.  We also monitor demographic and societal trends that are indicators of home improvement industry growth.

•
The forecasted average unemployment rate of 9.0% for 2011 from the March 2011 Blue Chip Economic Indicators™ is lower than the 9.6% average seen in 2010, but suggests nonetheless that Americans will continue to face challenging employment prospects this year.

•
Home prices initially stabilized in late 2009 after falling nearly 25% from peak levels in 2005, according to data from the National Association of Realtors® and Moody’s Analytics.  Home prices improved somewhat in 2010, supported by the federal home-buyer tax credit and voluntary foreclosure moratoria instituted by several large mortgage loan service providers.  However, economists generally expect home prices to decline another 5% to 8% during 2011 as foreclosure activity accelerates.

•
Although growth in real disposable personal income continues to improve, it is projected to grow at a slower pace for 2011 than the long-term average annual increase of 3.4% during the period from 1960 to 2009.  Real disposable personal income growth is forecasted to be 2.6% for calendar 2011, compared with 1.4% for calendar 2010, based on data from the March 2011 Blue Chip Economic Indicators™.

•
Housing turnover, which peaked in calendar year 2005, remains significantly below peak levels according to The National Association of Realtors.  However, recent data suggests that housing turnover in 2011 will increase over 2010.

•
According to the U.S. Census Bureau, while U.S. home ownership levels over the past year have continued their decline, from 67.2% in the fourth quarter of 2009 to 66.5% in the fourth quarter of 2010, they remain above their historical average.  Home ownership is important to our business because it provides an established customer base for home maintenance and repair projects.

Currently, these indicators suggest moderately improving consumer demand for the home improvement products and services that we sell.  However, in this uncertain economic environment, we continue to balance implementation of our long-term growth plans with our near-term focus on improving performance and maintaining adequate liquidity.

Our Competition

The home improvement retailing business includes many competitors.  We compete with other chains of home improvement warehouse stores and lumberyards in most of our trade areas.  We also compete with traditional hardware, plumbing, electrical and home supply retailers.  In addition, we compete, with respect to some of our products, with general merchandise retailers, mail order firms, warehouse clubs, online and other specialty retailers.  The principal competitive factors in our industry include location of stores, customer service, quality and price of merchandise and services, merchandise assortment and presentation, and in-stock levels.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.

Products and Services

Our Products

Product Selection
To meet customers’ varying home improvement needs, we offer a complete line of products for maintenance, repair, remodeling, home decorating and property maintenance.  We offer home improvement products in the following categories: appliances, lumber, paint, millwork, building materials, lawn & landscape products, flooring, rough plumbing, seasonal living, tools, hardware, fashion plumbing, lighting, nursery, outdoor power equipment, cabinets & countertops, home organization, rough electrical and home fashion.  A typical Lowe's store stocks approximately 40,000 items, with hundreds of thousands of items available through our Special Order Sales system and Lowes.com.  Our Special Order Sales product offerings provide customers the opportunity to select a wider assortment of product options beyond the items we carry in our stores through electronic product catalogs and Lowes.com.  See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand name merchandise, as well as building long-term value for Lowe’s through the development of private brands.

National Brand Name Merchandise
In many product categories, customers look for a brand they know and trust to instill confidence in their purchase.  Each Lowe’s store carries a wide selection of national brand name merchandise such as Whirlpool® appliances and water heaters, Stainmaster® carpets, Valspar® paints and stains, Pella® windows and doors, Dewalt® power tools, Owens Corning® roofing, Johns Manville® insulation, James Hardie® fiber cement siding and many more.  Our merchandise selection provides the DIY, DIFM and Commercial Business Customer a one-stop shop for a wide variety of national brand name merchandise needed to complete home improvement, repair, maintenance or construction projects.

Private Brands
Private brands exclusive to Lowe’s are an important element of our overall portfolio, helping to differentiate us from the competition with unique innovations and designs.  Private brands also provide a value alternative to national brands and, in categories where there are no strong national brands, can be used to give the customer a more simplified shopping experience.  We sell private brands throughout our stores including tools, seasonal living, home fashion, home organization, paint, fashion plumbing, flooring, millwork, hardware, lighting and lumber.  Some of Lowe’s most important private brands include Kobalt® tools, allen+roth® home décor products, Portfolio® lighting products, Garden Treasures® lawn and patio products, Utilitech® electrical and utility products, Reliabilt® doors and windows, Aquasource® faucets and sinks, Harbor Breeze® ceiling fans and Top Choice® lumber products.

Supply Chain
We source our products from over 7,000 merchandise vendors worldwide with no single vendor accounting for more than 8% of total purchases.  We believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 14 highly-automated regional distribution centers (RDCs) in the United States.  On average, each domestic RDC serves approximately 120 stores.  In addition, we lease and operate a distribution facility to serve our Canadian stores.  We also operate 15 flatbed distribution centers to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, irrigation pipe, vinyl sidings, ladders and building materials.  Additionally, we operate three facilities to support our import business, Special Order Sales and internet fulfillment. We also utilize three third-party transload facilities, which do not warehouse inventory, but are the first point of receipt for imported products.  The transload facilities sort and allocate products to RDCs based on individual store demand and forecasts.

On average in fiscal 2010, over 75% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to stores from our vendors.

Our Service Offerings

Installed Sales
We offer installation services through independent contractors in many of our product categories, with flooring, millwork and cabinets & countertops accounting for the majority of sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to maintain their focus on project selling, while project managers ensure that the details related to installing the products sold are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 6% of total sales in fiscal 2010.

Extended Protection and Repair Services
We offer extended protection plans on many of our products in key categories such as appliances, tools and outdoor power equipment.  These plans provide customers with product protection that enhances or extends the original manufacturer’s warranty.  Additionally, we offer repair services for all major appliances that we sell and our in-house call center schedules the visits for these products, whether or not covered by an original manufacturer’s warranty or by an extended protection plan.

Credit Financing
We offer a proprietary credit card for retail customers under an agreement with GE Money Bank.  In addition, we offer a Lowe’s Project Card to provide in-store major project financing solutions, as well as a co-branded Lowe’s Visa® card.

We also offer proprietary credit programs for Commercial Business Customers.  They include a Lowe’s Business Account, which is ideal for small- to medium-size businesses and offers minimum monthly payments, and Lowe’s Accounts Receivable, which is ideal for medium- to large-size businesses that pay in full each month.  We also offer the Lowe’s Business Rewards Card from American Express®.

For additional information regarding our credit programs, see the summary of our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Selling Channels

We have multiple channels through which we engage customers and sell our products and service offerings, including our stores, Lowes.com, and job site/in-home selling. Although we sell through all of these channels, our primary channel to fulfill customer orders continues to be our retail home improvement stores.

Stores
Our 1,749 retail home improvement stores are generally open seven days per week and average approximately 113,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling pace.  Our stores offer similar products and services, with certain variations based on local market factors.  We continue to develop and implement tools to make our sales associates more efficient and integrate our order management and fulfillment processes with our other distribution channels.

Lowes.com
Through Lowes.com, we seek to empower consumers by providing a 24/7 shopping experience and helping reduce the complexity of product decisions and home improvement projects by providing online product information, customer ratings and reviews, online buying guides and how-to videos and information.  These tools help consumers make smarter, more informed purchasing decisions and give them confidence as they undertake simple to more complex home improvement projects.  We also enable customers to choose from a variety of multichannel fulfillment options, including buy online and pick-up in-store as well as direct shipment to their homes.  As our business evolves, we continue to look for opportunities beyond fulfillment to leverage emerging technologies and online trends to build strong relationships with consumers that will make us the first choice for their home improvement needs.  Lowes.com sales accounted for less than 1% of our total sales in fiscal 2010.

Job site/In-home selling
We have on-site specialists available to consumers and Commercial Business Customers to assist them in selecting products and services to purchase for a project.  For Commercial Business Customers, the District Commercial Account Specialist (DCAS) meets with Commercial Business Customers in their place of business or on a job site and leverages stores within the district to ensure we can meet customer needs for products and resources.  Our Project Specialist Exteriors (PSE) program is available in over 1,300 Lowe’s stores to discuss projects such as roofing, siding, fencing and windows, whose characteristics lend themselves to an in-home consultative sales approach.  The PSEs take the measurements and complete Installed Sales transactions in the customer's home.

Employees

As of January 28, 2011, we employed approximately 161,000 full-time and 73,000 part-time employees, none of which in the U.S. or Canada is covered by collective bargaining agreements.  Employees in Mexico are covered by collective bargaining agreements.  Management considers its relations with its employees to be good.

Seasonality and Working Capital

The retail business in general is subject to seasonal influences, and our business is, to some extent, seasonal.  Historically, we have realized the highest volume of sales during our second fiscal quarter (May, June and July) and the lowest volume of sales during our fourth fiscal quarter (November, December and January).  Accordingly, our working capital requirements have historically been greater during our fourth fiscal quarter as we build inventory in anticipation of the spring selling season and as we experience lower fourth fiscal quarter sales volumes.  We fund our working capital requirements primarily through cash flows generated from operations, but also with short-term borrowings, as needed.  For more detailed information, see the Financial Condition, Liquidity and Capital Resources section in Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report on Form 10-K.

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has various additional registered trademarks, trade names and service marks, most of which are used in our private brand program.

Environmental Leadership

We continue to build on a history of environmental leadership by helping consumers reduce their energy and water use and their environmental footprint while saving money through a growing number of product and service solutions.  We offer a wide selection of environmentally responsible and energy-efficient products for the home, from ENERGY STAR® appliances to paint with no volatile organic compounds (VOC).   Some highlights of our
environmental leadership include:

•
The U.S. Environmental Protection Agency awarded us two consecutive ENERGY STAR® Sustained Excellence Awards in Retail (2010-2011), which recognizes our long-standing leadership as a retailer of energy-efficient products, as well as nine consecutive ENERGY STAR® awards (2003-2011), including four ENERGY STAR® Partner of the Year awards for educating consumers about the benefits of energy efficiency.

•	We participate in the Carbon Disclosure Project, an independent not-for-profit organization holding the largest database of primary corporate climate change information in the world.

•	We provide in-store customer recycling for plastic bags, CFLs and rechargeable batteries.

•	We were recognized as a Top 10 retailer participating in the U.S. Environmental Protection Agency’s Green Power Partnership program.

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

Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  They have in the past and may in the future increase our costs of doing business in a variety of ways, including indirectly through increased energy costs as producers of energy and petroleum, and potentially other major emitters of greenhouse gases, are subjected to increased or new regulation or legislation that results in greater regulation of greenhouse gas emissions.  We do not anticipate any material capital expenditures during fiscal 2011 for environmental control facilities or other costs of compliance with such laws or regulations.

Reaching Out

Lowe’s has a long and proud history of supporting local communities through public education and community improvement projects. In 2010, Lowe's and Lowe's Charitable and Educational Foundation (LCEF) contributed more than $30 million to schools and community organizations in the United States, Canada and Mexico. LCEF was created in 1957 to assist communities through financial contributions while also encouraging employees to become involved through volunteerism.  In 2010, LCEF supported more than 3,100 community and education projects.  LCEF funds our signature education grant program, Lowe’s Toolbox for Education®, and national partnerships. Lowe’s Toolbox for Education grants totaling nearly $25 million have benefited approximately 3 million schoolchildren since 2006. Lowe’s has worked with Habitat for Humanity® since 2003 to combat substandard housing. Our commitment through 2013 will bring Lowe's Habitat contributions to nearly $40 million since the partnership began. We also partner with customers to support the American Red Cross, contributing more than $20 million since 1999.  Lowe’s encourages employee volunteerism through the Lowe’s Heroes program, a companywide initiative. Lowe's Heroes participated in more than 1,300 projects across North America in 2010. For more information on our community involvement, please see the Lowe’s Social Responsibility Report at Lowes.com/socialresponsibility.

Index

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

Item 1A – Risk Factors

We have developed a risk management process using periodic surveys, external research, risk mapping, analytics and other tools to identify and evaluate the operational, financial, environmental, reputational, strategic and other risks that could adversely affect our business.  For more information about our risk management process, which is administered by our Chief Risk Officer and includes developing risk mitigation controls and procedures for the material risks we identify, see the description included in the proxy statement for our annual meeting of shareholders under “The Board’s Role in Risk Oversight.”

We describe below all known material risks that could adversely affect our results of operations, financial condition or business prospects.  These risk factors may change from time to time and may be amended, supplemented or superseded by updates to the risk factors contained in our future periodic reports on Form 10-K, Form 10-Q and reports on other forms we file with the Securities and Exchange Commission.  All forward-looking statements about our future results of operations or other matters made by us in this Annual Report on Form 10-K, in our Annual Report to Lowe’s Shareholders and in our subsequently filed reports to the Securities and Exchange Commission, as well as in our press releases and other public communications, are qualified by the risks described below.

Our sales are dependent upon the health and stability of the general economy.
General economic factors and other conditions, both domestically and internationally, may adversely affect the U.S. economy, the global economy and our financial performance.  These include, but are not limited to, periods of slow economic growth or recession, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income, sustained high rates of unemployment, unsupportable consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, acts of terrorism and developments in the war against terrorism in Asia, the Middle East and other parts of the world.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable store sales.
Sales of many of our product categories and services are driven by the activity level of home improvement projects.  Steep declines over the last four years in home prices, the increasing number of households with little or negative equity, high mortgage delinquency and foreclosure rates, the reduction in the availability of mortgage financing, slower household formation growth rates, and lower housing turnover through existing home sales, which is a major driver of our business, have limited, and may continue to limit, consumers’ discretionary spending, particularly on larger home improvement projects that are important to our business.   The large number of borrowers who remain at risk of potentially losing their homes through foreclosures or short sales, coupled with the voluntary and involuntary halts of foreclosure proceedings by lenders due to legal challenges to the adequacy of their documentation and record keeping, could prolong the downturn in the housing and home improvement markets and negatively impact the rate of growth of our total sales and our comparable store sales.

Changes in existing or new laws and regulations could adversely affect our business.
Laws and regulations at the state, federal and international levels change frequently and can impose significant costs and other burdens of compliance on our business and our vendors.  Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues, could have an adverse impact, directly or indirectly, on our financial condition and results of operations.

We have many competitors, who could take sales and market share from us if we fail to execute our merchandising, marketing and distribution strategies effectively.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors.  The competitive environment in which we operate is particularly challenging during periods of slow economic growth and high unemployment with heavy promotions, particularly of discretionary items. The principal competitive factors in our industry include location of stores, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation.  Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance.  Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our expected results.

If our employees or third-party installers and repair technicians are unable to accept and embrace changes in our business model, we may not be able to realize the full benefits of our strategic initiatives.
We are adapting our business model to meet our customers’ changing expectations that we will not only sell them the products they need and want, but also deliver a full service experience by being a part of their home improvement projects from start to finish.  Our goal is to simplify the complex process of home improvement, provide better project execution than our competitors and generally make the process of doing a small or large home improvement project as seamless as possible.  Reaching that goal on a continual basis requires that we deliver a consistent look and feel as our customers interact with Lowe’s through our stores, our web site, our contact center, our project specialists who meet with them in their homes, our third-party installers and repair technicians, and our in-home delivery of products they purchase online or in our stores. This will require new competencies in some positions, and our employees, third-party installers, and repair technicians will not only have to understand non-traditional selling platforms but also commit to changing how they have traditionally interacted with our customers.  To the extent they are unable or unwilling to embrace and accept these changes in our business model, our strategic initiatives designed to increase our sales and capture a greater percentage of our customers’ expenditures on home improvement projects may not be as successful as we expect them to be.

Our inability to effectively manage our relationships with selected suppliers of brand name products could negatively impact our ability to differentiate ourselves from competitors.
Part of our expansion strategy includes continued differentiation from competitors.  To better distinguish our product offering, we form strategic relationships with selected suppliers to market and develop products under a variety of recognized and respected national brand names.  The inability to effectively and efficiently manage and maintain the relationships with these suppliers could negatively impact our business plan and financial results.

Expanding internationally presents unique challenges that will require us to adapt our store operations, merchandising, marketing and distribution functions to serve customers in Canada and Mexico and to work effectively with our joint venture partner in Australia.
About one-third of our anticipated store growth over the next five years will be in Canada and Mexico.  We are also in a joint venture with Australia’s largest retailer, Woolworths Limited, to develop a network of home improvement stores for consumers in Australia.  Expanding internationally presents unique challenges that may increase the anticipated costs and risks, and slow the anticipated rate of such expansion.

If we are unable to secure or develop and implement sufficiently robust new technologies to deliver business process solutions within the appropriate time frame, cost and functionality, our strategic business initiatives that are dependent upon these technologies may not be successful.
The success of our strategic business initiatives designed to increase our sales and capture a greater percentage of our customers’ expenditures on home improvement projects is dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them. The users and the developers of these technology systems share the responsibility for their timely and cost-effective delivery as well as their functionality, requiring them to collaborate and cooperate closely with one another.  Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support the new business initiatives we are developing now, and will be developing in the future, would delay and possibly even prevent us from realizing the projected benefits of those initiatives.

Our financial performance could suffer if we fail to properly maintain our critical information systems or if those systems are seriously disrupted.
An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the maintenance and ongoing improvements of our existing management information systems that support operations such as inventory replenishment, merchandise ordering, transportation, receipt processing and product delivery.  Our financial performance could be adversely affected if our management information systems are seriously disrupted or we are unable to maintain, improve, upgrade, and expand our systems.

As customer-facing technology systems become an increasingly important part of our multi-channel sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the internet from computers, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them.  Our website, Lowes.com is a sales channel for our products, and is also a method of making product, project and other relevant information available to them that influences a large portion of our in-store sales.  In addition to Lowes.com, we have multiple affiliated websites through which we seek to inspire, inform, cross-sell, establish online communities among and otherwise interact with our customers.  Performance issues with these customer-facing technology systems or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable source of information about home improvement products and services.

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

If we fail to hire, train, manage and retain qualified sales associates and specialists, or contract with qualified installers and repair technicians, with expanded skill sets who can work effectively and collaboratively in an increasingly culturally diverse environment, we could lose sales to our competitors.
Our customers, whether they are homeowners or commercial businesses, expect our sales associates and specialists to be well trained and knowledgeable about the products we sell and the home improvement services we provide.  Our customers also expect the independent contractors who install products they purchase from us to perform the installation in a timely and capable manner.  Increasingly, our sales associates and specialists must have expanded skill sets, including in some instances the ability to do in-home or telephone sales. In addition, in many of our stores our employees and third-party contractors must be able to serve customers whose primary language and cultural traditions are different from their own.  Also, as our employees as a group become increasingly culturally diverse, our managers and sales associates must be able to manage and work collaboratively with employees whose primary language and cultural traditions are different from their own.

Index

Failure of a key vendor or service provider that we cannot quickly replace could disrupt our operations and negatively impact our business.
No single vendor of the products we sell accounts for more than 8% of our total purchases, but we rely upon a number of vendors as the sole or primary source of some of the products we sell.  We also rely upon many independent service providers for technology solutions and other services that are important to many aspects of our business.   If these vendors or service providers fail or are unable to perform as expected and we are unable to replace them quickly, our business could be adversely affected at least temporarily until we are able to do so and potentially, in some cases, permanently.

Failure to achieve and maintain a high level of product and service quality could damage our image with customers and negatively impact our sales, profitability, cash flows and financial condition.
Product and service quality issues could result in negative impact on customer confidence in Lowe’s and the Company’s brand image.  As a result, Lowe’s reputation as a retailer of high quality products, including both national and Lowe’s private brands, could suffer. Additionally, a decline in product and service quality could result in product recalls, product liability and warranty claims.

If the domestic or international supply chain for our products is disrupted, our sales and gross margin would be adversely impacted.
We source the approximately 40,000 products we stock and sell from over 7,000 domestic and international vendors.  We source an increasing number of those products directly from foreign manufacturers.  Financial instability among key vendors, political instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At January 28, 2011 our properties consisted of:

•
1,749 stores in the U.S., Canada and Mexico with a total of 197 million square feet of selling space. Of the total stores operating at January 28, 2011, approximately 89% are owned, which includes stores on leased land, with the remainder being leased from unaffiliated third-parties.  Approximately 49% of our store leases are capital leases.

•	15 regional distribution centers. We own 14 of these facilities and lease one facility in Canada.
•	15 flatbed distribution centers for lumber and building commodities. One of these facilities is leased.
•	Three facilities to support our import business, Special Order Sales and internet fulfillment. One of these facilities is leased.
•	Three third-party transload facilities, which do not warehouse inventory but are the first point of receipt for imported products.
•	Three millwork facilities, two of which are leased.
•	One countertop fabrication facility and two additional leased showrooms.
•	Two data centers, which serve as hubs for our computer processing, critical data storage and information technology systems. One of these facilities is leased.
•
Our executive offices, which are located in Mooresville, North Carolina.  We also own and maintain offices in Wilkesboro, North Carolina, and lease and maintain offices in Toronto, Canada, and Monterrey, Mexico, as well as sourcing offices in Asia and several regional offices in the U.S.

Index

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

Name	Age	Title
Robert A. Niblock	48	Chairman of the Board and Chief Executive Officer since 2005.

Maureen K. Ausura	55	Executive Vice President, Human Resources since 2011; Senior Vice President, Human Resources, 2005 – 2011.

Gregory M. Bridgeford	56	Executive Vice President, Business Development since 2004.

Michael K. Brown	47	Executive Vice President and Chief Information Officer since 2011; Executive Vice President, Store Operations, 2006 – 2011; Senior Vice President, Store Operations, 2001 – 2006.

Marshall A. Croom	50	Senior Vice President and Chief Risk Officer since 2009; Senior Vice President, Merchandising and Store Support 2006 – 2009; Senior Vice President, Finance 2003 – 2006.

Rick D. Damron	48
Executive Vice President, Store Operations since 2011; Senior Vice President, Logistics, 2009 – 2011; Senior Vice President, Store Operations – North Central Division, 2008 – 2009; Senior Vice President, Store Operations – Northeast Division, 2004 – 2008.

Robert J. Gfeller, Jr.	49
Executive Vice President, Merchandising since 2011; Senior Vice President and General Merchandising Manager, Hardlines and Building Products, 2009 – 2011; Senior Vice President, Marketing, 1999 – 2009.

Matthew V. Hollifield	44	Senior Vice President and Chief Accounting Officer since 2005.

Robert F. Hull, Jr.	46	Executive Vice President and Chief Financial Officer since 2004.

Gaither M. Keener, Jr.	61
Executive Vice President, General Counsel, Secretary and Chief Compliance Officer since 2011; Senior Vice President, General Counsel, Secretary and Chief Compliance Officer, 2006 – 2011; Vice President, Deputy General Counsel, 2005 – 2006.

Joseph M. Mabry, Jr.	48	Executive Vice President, Logistics and Distribution since 2004.

N. Brian Peace	45	Senior Vice President, Corporate Affairs since 2006; Vice President, Corporate Communications, 1999 – 2006.

Janet M. Saura	46	Senior Vice President, Deputy General Counsel and Assistant Secretary since 2010; Vice President, Associate General Counsel and Assistant Secretary, 2006 – 2010.
Larry D. Stone	59	President and Chief Operating Officer since 2006; Senior Executive Vice President Merchandising/Marketing, 2005 – 2006.

Todd I. Woods	43
Senior Vice President, Deputy General Counsel and Assistant Secretary since 2009; Vice President, Associate General Counsel and Assistant Secretary, 2006 – 2009; Assistant General Counsel, 2005 – 2006.

Index

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”.  As of March 25, 2011, there were 29,962 holders of record of Lowe's common stock. The table, “Quarterly Stock Price Range and Cash Dividend Payment”, on page 48 of the 2010 Annual Report to Lowe’s Shareholders for the fiscal year ended January 28, 2011 sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of 2010:

Issuer Purchases of Equity Securities
(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 2	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
October 30, 2010 – November 26, 2010	13.6	$21.98	13.6	$3,100
November 27, 2010 – December 31, 2010	27.8	25.21	27.8	2,400
January 1, 2011 – January 28, 2011	-	-	-	2,400
As of January 28, 2011	41.4	$24.15	41.4	$2,400

 1During the fourth quarter of fiscal 2010, the Company repurchased an aggregate of 41,415,475 shares of its common stock pursuant to a publicly announced share repurchase program described in note 2 below.  The Company also repurchased an insignificant number of shares from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted stock awards.

2Authorization for up to $5 billion of share repurchases with no expiration was approved on January 29, 2010 by the Company’s Board of Directors.  Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal 2011 through purchases made from time to time either in the open market or through private transactions in accordance with SEC regulations.

Item 6 - Selected Financial Data

See “Selected Statement of Earnings Data” and “Selected Balance Sheet Data” on page 47 of the 2010 Annual Report to Lowe’s Shareholders.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

See “Management's Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 25 and “Disclosure Regarding Forward-Looking Statements” on page 26 of the 2010 Annual Report to Lowe’s Shareholders.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

See “Quantitative and Qualitative Disclosures About Market Risk” on page 25 of the 2010 Annual Report to Lowe’s Shareholders.

Index

Item 8 - Financial Statements and Supplementary Data

See “Report of Independent Registered Public Accounting Firm” of Deloitte & Touche LLP on pages 28 through 29, the financial statements and notes thereto on pages 30 through 46, and the “Selected Quarterly Data” on page 47 of the 2010 Annual Report to Lowe’s Shareholders.

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

Management’s report on internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and the report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in the 2010 Annual Report to Lowe’s Shareholders on pages 27 and 29 under the headings, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 28, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Index

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Election of Directors,” “Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees,” “Information about the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive Proxy Statement which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended January 28, 2011 (the Proxy Statement).  The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.”

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” included in the Proxy Statement.

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

Index

Part IV

Item 15 - Exhibits, Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in the 2010 Annual Report to Lowe’s Shareholders:

  2. Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated financial statements of Lowe’s Companies, Inc. and subsidiaries (the "Company") as of January 28, 2011 and January 29, 2010, and for each of the three fiscal years in the period ended January 28, 2011, and the Company's internal control over financial reporting as of January 28, 2011, and have issued our reports thereon dated March 28, 2011; such consolidated financial statements and reports are included in the Company’s 2010 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 28, 2011

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 28, 2011:
Reserve for loss on obsolete inventory	$49	$-		$(10)	(a)	$39
Reserve for inventory shrinkage	138	292		(303)	(b)	127
Reserve for sales returns	51	1	(c)	-		52
Deferred tax valuation allowance	65	34	(d)	-		99

January 29, 2010:
Reserve for loss on obsolete inventory	$58	$-		$(9)	(a)	$49
Reserve for inventory shrinkage	129	291		(282)	(b)	138
Reserve for sales returns	49	2	(c)	-		51
Deferred tax valuation allowance	42	23	(d)	-		65

January 30, 2009:
Reserve for loss on obsolete inventory	$67	$-		$(9)	(a)	$58
Reserve for inventory shrinkage	137	374		(382)	(b)	129
Reserve for sales returns	51	-		(2)	(c)	49
Deferred tax valuation allowance	22	20	(d)	-		42

(a):	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.
(b):	Represents the actual inventory shrinkage experienced at the time of physical inventories.
(c):	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of anticipated merchandise returns.
(d):	Represents an increase in the required reserve based on the Company’s evaluation of deferred tax assets.

3.	Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated and Amended Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	November 12, 2010

4.1	Indenture, dated as of April 15, 1992, between the Company and The Bank of New York, as successor trustee.	S-3	033-47269	4.1	April 16, 1992

4.2	Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.3	Form of the Company's 6 7/8% Debenture due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.4	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.5	Form of the Company's 6 1/2% Debenture due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.6	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as trustee, including as an exhibit thereto a form of the Company's 5.0% Notes maturing in October 2015 and the Company's 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 5.4% Notes maturing in October 2016 and the Company's 5.8% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

4.8	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 5.6% Notes maturing in September 2012, the Company's 6.1% Notes maturing in September 2017, and the Company's 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.9	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 4.625% Notes maturing in April 2020 and the Company's 5.8% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.10	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 2.125% Notes maturing in April 2016 and the Company's 3.75% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.11	Amended and Restated Credit Agreement dated as of June 15, 2007.	10-Q	001-07898	4.1	August 31, 2010

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994.*	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994.*	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe's Companies Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated effective December 1, 2008.*	10-K	001-07898	10.10	March 31, 2009

10.4	Amendment No. 1 to the Lowe's Companies Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated effective December 1, 2008.*	10-Q	001-07898	10.1	June 2, 2010

10.5	Amendment No. 2 to the Lowe's Companies Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated effective December 1, 2008.*	10-Q	001-07898	10.3	December 1, 2010

10.6	Lowe's Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.7	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.8	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe's Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.9	Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.10	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*‡

10.11	Amendment No. 2 to the Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*‡

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12	Lowe's Companies, Inc. 2001 Incentive Plan.*	S-8	333-73408	4.4	November 15, 2001

10.13	Form of the Company's Management Continuity Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.1	September 3, 2008

10.14	Form of the Company's Management Continuity Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.2	September 3, 2008

10.15	Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.16	Amendment No. 1 to the Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.17	Amendment No. 2 to the Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.18	Lowe's Companies, Inc. Amended and Restated Directors' Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.19	Form of Lowe's Companies, Inc. Deferred Stock Unit Agreement for Directors.*	8-K	001-07898	10.2	June 3, 2005

10.20	Form of Lowe's Companies, Inc. Restricted Stock Award Agreement.*	10-Q	001-07898	10.1	September 1, 2005

10.21	Lowe's Companies, Inc. 2006 Annual Incentive Plan.*	10-Q	001-07898	10.1	September 7, 2006

10.22	Lowe's Companies, Inc. 2006 Long Term Incentive Plan.*	DEF 14A	001-07898	Appendix B	April 10, 2009

10.23	Amendment No. 1 to the Lowe’s Companies, Inc. 2006 Long Term Incentive Plan.*	10-K	001-07898	10.23	March 31, 2009

10.24	Form of Lowe’s Companies, Inc. 2006 Long Term Incentive Plan Non-Qualified Stock Option Agreement.* ‡

10.25	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program.* ‡

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26	Amendment No. 2 to the Lowe's Companies, Inc. Deferred Compensation Program.*	10-K	001-07898	10.22	March 31, 2009

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges. ‡

13	Portions of the 2010 Lowe's Annual Report to Shareholders for the fiscal year ended January 28, 2011. ‡

21	List of Subsidiaries. ‡

23	Consent of Deloitte & Touche LLP. ‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1
Amendment No. 7 to the Lowe’s 401(k) Plan, as amended and
restated effective as of February 3, 2007 (filed to include this amendment as an exhibit to registration statement on Form S-
8, Registration No. 033-29772). ‡

101.INS	XBRL Instance Document.§

101.SCH	XBRL Taxonomy Extension Schema Document.§

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.§

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

§
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 28, 2011	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board and Chief Executive Officer

March 28, 2011	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer

March 28, 2011	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
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

/s/ Robert A. Niblock	Chairman of the Board of Directors, Chief Executive Officer and Director	March 28, 2011
Robert A. Niblock		Date
/s/ Raul Alvarez	Director	March 28, 2011
Raul Alvarez		Date

/s/ David W. Bernauer	Director	March 28, 2011
David W. Bernauer		Date

/s/ Leonard L. Berry	Director	March 28, 2011
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	March 28, 2011
Peter C. Browning		Date

/s/ Dawn E. Hudson	Director	March 28, 2011
Dawn E. Hudson		Date

/s/ Robert A. Ingram	Director	March 28, 2011
Robert A. Ingram		Date

/s/ Robert L. Johnson	Director	March 28, 2011
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	March 28, 2011
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	March 28, 2011
Richard K. Lochridge		Date

/s/ Stephen F. Page	Director	March 28, 2011
Stephen F. Page		Date

/s/ O. Temple Sloan, Jr.	Director	March 28, 2011
O. Temple Sloan, Jr.		Date