Form 10-Q
period 2011-04-29
LOWES COMPANIES INC
filed 2011-05-31
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commision file number 1-7898

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 27, 2011
Common Stock, $.50 par value	1,302,069,836

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		April 29, 2011	April 30, 2010	January 28, 2011
Assets

Current assets:
Cash and cash equivalents		$1,496	$2,677	$652
Short-term investments		345	675	471
Merchandise inventory - net		9,661	9,899	8,321
Deferred income taxes - net		232	202	193
Other current assets		239	242	330

Total current assets		11,973	13,695	9,967

Property, less accumulated depreciation		22,060	22,379	22,089
Long-term investments		1,209	832	1,008
Other assets		642	508	635

Total assets		$35,884	$37,414	$33,699

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt		$38	$536	$36
Accounts payable		6,694	7,062	4,351
Accrued compensation and employee benefits		557	594	667
Deferred revenue		970	901	707
Other current liabilities		1,662	1,788	1,358

Total current liabilities		9,921	10,881	7,119

Long-term debt, excluding current maturities		6,538	5,531	6,537
Deferred income taxes - net		498	521	467
Deferred revenue - extended protection plans		650	576	631
Other liabilities		818	886	833

Total liabilities		18,425	18,395	15,587

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
April 29, 2011	1,318
April 30, 2010	1,443
January 28, 2011	1,354	659	722	677
Capital in excess of par value		-	6	11
Retained earnings		16,715	18,246	17,371
Accumulated other comprehensive income		85	45	53

Total shareholders' equity		17,459	19,019	18,112

Total liabilities and shareholders' equity		$35,884	$37,414	$33,699

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended
	April 29, 2011		April 30, 2010
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$12,185	100.00	$12,388	100.00

Cost of sales	7,866	64.56	8,030	64.82

Gross margin	4,319	35.44	4,358	35.18

Expenses:

Selling, general and administrative	3,120	25.60	3,093	24.98

Depreciation	371	3.05	397	3.20

Interest - net	88	0.72	82	0.66

Total expenses	3,579	29.37	3,572	28.84

Pre-tax earnings	740	6.07	786	6.34

Income tax provision	279	2.28	297	2.39

Net earnings	$461	3.79	$489	3.95

Weighted average common shares outstanding - basic	1,324		1,438

Basic earnings per common share	$0.35		$0.34

Weighted average common shares outstanding - diluted	1,328		1,441

Diluted earnings per common share	$0.34		$0.34

Cash dividends per share	$0.11		$0.09

Retained Earnings
Balance at beginning of period	$17,371		$18,307
Net earnings	461		489
Cash dividends	(145)		(130)
Share repurchases	(972)		(420)
Balance at end of period	$16,715		$18,246

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	April 29, 2011	April 30, 2010
Cash flows from operating activities:
Net earnings	$461	$489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	397	424
Deferred income taxes	(43)	(82)
Loss on property and other assets - net	9	1
Share-based payment expense	30	26
Net changes in operating assets and liabilities:
Merchandise inventory - net	(1,329)	(1,644)
Other operating assets	106	(35)
Accounts payable	2,339	2,773
Other operating liabilities	453	784
Net cash provided by operating activities	2,423	2,736

Cash flows from investing activities:
Purchases of investments	(627)	(1,171)
Proceeds from sale/maturity of investments	554	366
Increase in other long-term assets	(30)	(1)
Property acquired	(313)	(283)
Proceeds from sale of property and other long-term assets	5	5
Net cash used in investing activities	(411)	(1,084)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	992
Repayment of long-term debt	(9)	(25)
Proceeds from issuance of common stock under share-based payment plans	15	20
Cash dividend payments	(149)	(131)
Repurchase of common stock	(1,031)	(465)
Excess tax benefits of share-based payments	3	-
Net cash (used in) provided by financing activities	(1,171)	391

Effect of exchange rate changes on cash	3	2

Net increase in cash and cash equivalents	844	2,045
Cash and cash equivalents, beginning of period	652	632
Cash and cash equivalents, end of period	$1,496	$2,677

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of April 29, 2011, and April 30, 2010, and the results of operations and cash flows for the three months ended April 29, 2011, and April 30, 2010.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 28, 2011 (the Annual Report).  The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications.  Deferred revenue – extended protection plans, which was previously included in other liabilities (noncurrent), is now a separate line item on the consolidated balance sheets.

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

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of April 29, 2011, April 30, 2010 and January 28, 2011, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	April 29, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$156	$-	$156	$-
Money market funds	84	84	-	-
Municipal floating rate obligations	49	-	49	-
Other	2	2	-	-
Trading securities:
Mutual funds	54	54	-	-
Total short-term investments	$345	$140	$205	$-
Available-for-sale securities:
Municipal floating rate obligations	$959	$-	$959	$-
Municipal obligations	224	-	224	-
Other	26	-	26	-
Total long-term investments	$1,209	$-	$1,209	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	April 30, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$269	$-	$269	$-
Money market funds	84	84	-	-
Municipal floating rate obligations	268	-	268	-
Other	7	2	5	-
Trading securities:
Mutual funds	47	47	-	-
Total short-term investments	$675	$133	$542	$-
Available-for-sale securities:
Municipal floating rate obligations	$749	$-	$749	$-
Municipal obligations	83	-	83	-
Total long-term investments	$832	$-	$832	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	January 28, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$190	$-	$190	$-
Money market funds	66	66	-	-
Municipal floating rate obligations	163	-	163	-
Other	2	2	-	-
Trading securities:
Mutual funds	50	50	-	-
Total short-term investments	$471	$118	$353	$-
Available-for-sale securities:
Municipal floating rate obligations	$765	$-	$765	$-
Municipal obligations	208	-	208	-
Other	35	-	35	-
Total long-term investments	$1,008	$-	$1,008	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended April 29, 2011 and April 30, 2010, the Company had no significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  Estimated fair values for long-term debt have been determined using available market information, including reported trades, benchmark yields and broker-dealer quotes.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	April 29, 2011		April 30, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Long-term debt (excluding capitalized lease obligations)	$6,214	$6,780	$5,712	$6,205

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for the Company’s extended protection plan program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $120 million at April 29, 2011, $211 million at April 30, 2010, and $102 million at January 28, 2011.  Restricted balances included in long-term investments were $261 million at April 29, 2011, $177 million at April 30, 2010, and $260 million at January 28, 2011.

Note 4: Property - Property is shown net of accumulated depreciation of $11.6 billion at April 29, 2011, $10.2 billion at April 30, 2010, and $11.3 billion at January 28, 2011.

Note 5: Extended Protection Plans – The Company sells separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  Changes in deferred revenue for extended protection plan contracts are summarized as follows:

	Three Months Ended
(In millions)	April 29, 2011	April 30, 2010
Deferred revenue - extended protection plans, beginning of period	$631	$549
Additions to deferred revenue	65	68
Deferred revenue recognized	(46)	(41)
Deferred revenue - extended protection plans, end of period	$650	$576

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $163 million at April 29, 2011, $159 million at April 30, 2010, and $166 million at January 28, 2011.  The Company’s extended protection plan deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended
(In millions)	April 29, 2011	April 30, 2010
Liability for extended protection plan claims, beginning of period	$20	$23
Accrual for claims incurred	19	17
Claim payments	(20)	(17)
Liability for extended protection plan claims, end of period	$19	$23

Note 6: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  The Company’s Board of Directors authorized up to $5.0 billion of share repurchases on January 29, 2010 with no expiration, after the prior authorization expired on that date.  As of April 29, 2011 the Company had $1.4 billion of authorization remaining under the share repurchase program.

The Company repurchased 37.9 million shares and 18.6 million shares under the share repurchase program at a total cost of $1.0 billion and $450 million for the three months ended April 29, 2011 and April 30, 2010, respectively.  A reduction of $972 million and $420 million was recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended April 29, 2011 and April 30, 2010, respectively.  The Company also repurchased 1.3 million and 0.6 million shares from employees at a total cost of $33 million and $15 million for the three months ended April 29, 2011 and April 30, 2010, respectively, to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Note 7: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  The following table reconciles net earnings to comprehensive income for the three months ended April 29, 2011 and April 30, 2010.

	Three Months Ended
(In millions)	April 29, 2011	April 30, 2010
Net earnings	$461	$489
Foreign currency translation adjustments	31	19
Net unrealized investment gains (losses)	1	(1)
Comprehensive income	$493	$507

Note 8: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  At April 29, 2011, the Company had unrecognized tax benefits of $148 million.  The Company is appealing IRS examinations for fiscal years 2004 to 2007 related to insurance deductions.  It is reasonably possible this issue as well as various U.S. state issues will be settled within the next twelve months resulting in a reduction in unrecognized tax benefits of $131 million.  There are currently ongoing U.S. state audits covering tax years 2002 to 2009.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 9: Earnings Per Share – The Company calculates basic and diluted earnings per common share using the two-class method.  Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.  The Company’s participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three months ended April 29, 2011, and April 30, 2010.

	Three Months Ended
(In millions, except per share data)	April 29, 2011	April 30, 2010
Basic earnings per common share:
Net earnings	$461	$489
Less: Net earnings allocable to participating securities	(3)	(4)
Net earnings allocable to common shares	$458	$485
Weighted-average common shares outstanding	1,324	1,438
Basic earnings per common share	$0.35	$0.34
Diluted earnings per common share:
Net earnings	$461	$489
Less: Net earnings allocable to participating securities	(3)	(4)
Net earnings allocable to common shares	$458	$485
Weighted-average common shares outstanding	1,324	1,438
Dilutive effect of non-participating share-based awards	4	3
Weighted-average common shares, as adjusted	1,328	1,441
Diluted earnings per common share	$0.34	$0.34

Stock options to purchase 14.8 million and 17.2 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended April 29, 2011, and April 30, 2010, respectively.

Note 10: Supplemental Disclosure -

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	April 29, 2011	April 30, 2010
Long-term debt	$83	$75
Capitalized lease obligations	9	9
Interest income	(3)	(2)
Interest capitalized	(2)	(3)
Interest on tax uncertainties	(1)	2
Other	2	1
Interest - net	$88	$82

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	April 29, 2011	April 30, 2010
Cash paid for interest, net of amount capitalized	$171	$130
Cash paid for income taxes	$72	$100
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$31	$23
Loss on equity method investments	$(2)	$(1)
Cash dividends declared but not paid	$145	$130

Note 11: Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that amends the existing requirements for fair value measurement and disclosure.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholder’s equity.   The guidance is effective for fiscal years beginning after December 15, 2011.  The Company is currently evaluating the impact of the adoption of the guidance on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of April 29, 2011 and April 30, 2010, and the related consolidated statements of current and retained earnings and of cash flows for the fiscal three-month periods ended April 29, 2011 and April 30, 2010. These consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 28, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of January 28, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
May 31, 2011

Item 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended April 29, 2011, and April 30, 2010.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2010.  This discussion and analysis is presented in six sections:

•	Executive Overview
•	Operations
•	Company Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Although the overall economy is showing gradual signs of recovery, uncertainty remains.  Consumers may feel better about their employment situation, but are uneasy due to higher fuel, clothing and food costs, as well as geopolitical issues around the world.  In our first quarter consumer survey, homeowners cited rising gas and energy prices followed by the state of the overall economy and inflation in general as the top factors affecting their spending plans.  Additionally, as we have seen over the past several quarters, consumers remained cautious with large ticket discretionary spending on their homes as decreasing home prices and low housing turnover created uncertainty about the value of their homes.

In addition to ongoing economic pressures, we faced difficult first quarter comparisons, as last year’s government stimulus programs such as Cash for Appliances and the Homebuyer Tax Credit, as well as favorable weather, drove strong results in the first quarter of 2010.  This was compounded by the negative impact of unseasonably cold, wet weather in the northern U.S. during the first quarter of 2011 as well as severe storms in the southern part of the country during the latter part of the quarter.  Overall, comparable store sales decreased 3.3% during the first quarter, with an increase of 2.7% in February, a decrease of 1.9% in March and a decrease of 8.3% in April, versus the same periods from the prior year.  The weather’s impact was also reflected by performance well below the company average in outdoor product categories, compared to comparable store sales performance above the company average in most indoor categories during the quarter.

While our overall performance for the first quarter was below our expectations, we continued to focus on programs to close more sales and build average ticket.  During the quarter, we hired to staff our weekend teams, which provide additional customer-facing hours in our stores from Friday through Sunday.  Additionally, we realigned our media spending during the quarter, placing more emphasis in online media to reach more customers per advertising dollar spent.  We also focused on managing inventory levels, and our ending first quarter 2011 inventory was 2.4% lower than the first quarter of 2010.  However, we are confident that we have the right inventory to meet customer demand. In addition, we expect to take advantage of delayed seasonal opportunities in the second quarter to sell through this inventory and avoid significant markdowns.

Looking forward, we launched several additional programs during the first quarter aimed at driving operating results.  For example, we entered into a gift card mall program with a third party, under which our gift cards are available for purchase in grocery stores and other high volume retail channels. We expect this program to significantly increase our total gift card sales. Additionally, we launched a program at the end of April that provides Lowe’s consumer credit card holders with a 5% discount every day.  In addition, for purchases of $299 or more cardholders have the choice of no interest financing or the 5% discount.  This value proposition is intended to drive customers to proprietary credit, lowering our overall cost of tender.

In addition to these specific programs, we continue to learn and improve across all facets of our day-to-day operations by adding company-wide tools and new processes to fulfill our promise to provide better customer experiences.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	April 29, 2011	April 30, 2010	2011 vs. 2010	2011 vs. 2010
Net sales	100.00%	100.00%	N/A	(1.6)%
Gross margin	35.44	35.18	26	(0.9)
Expenses:
Selling, general and administrative	25.60	24.98	62	0.8
Depreciation	3.05	3.20	(15)	(6.5)
Interest - net	0.72	0.66	6	7.5
Total expenses	29.37	28.84	53	0.2
Pre-tax earnings	6.07	6.34	(27)	(5.8)
Income tax provision	2.28	2.39	(11)	(6.1)
Net earnings	3.79%	3.95%	(16)	(5.7)
EBIT margin 1	6.79%	7.00%	(21)	(4.6)%

	Three Months Ended
Other Metrics	April 29, 2011	April 30, 2010
Comparable store sales (decrease)/increase 2	(3.3)%	2.4%
Total customer transactions (in millions)	195	199
Average ticket 3	$ 62.51	$ 62.27

At end of period:
Number of stores	1,751	1,721
Sales floor square feet (in millions)	197	194
Average store size selling square feet (in thousands) 4	113	113

1	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
2
A comparable store is defined as a store that has been open longer than 13 months.  A store that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated store must then remain open longer than 13 months to be considered comparable.

3	Average ticket is defined as net sales divided by the total number of customer transactions.

4 Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.

Net Sales – Net sales decreased 1.6% to $12.2 billion in the first quarter of 2011 driven by a decrease in total customer count of 2.1%, offset slightly by an increase in average ticket of 0.5%.  Comparable store sales decreased 3.3% over the same period, driven by a decrease in comparable store customer count.

Sales during the first quarter were impacted by ongoing economic pressures, unfavorable weather conditions and difficult comparisons to prior year government stimulus programs.  Unseasonably cold, wet weather in the northern U.S. accounted for performance below the company average in the northeast and north central areas of the country in the first quarter of 2011.  In addition, severe storms and widespread flooding throughout the country negatively impacted sales.  From a product category perspective, the weather drove below-average comparable store sales changes in outdoor categories such as outdoor power equipment, nursery, lawn & landscape products, lumber and building materials.  Comparisons to prior year government stimulus programs, such as expiring energy tax credits and the Cash for Appliances program, led to comparable store sales performance below the company average in both millwork and appliances.

Comparable store sales were above the company average for the quarter in the following product categories:  rough electrical; rough plumbing; cabinets & countertops; tools; lighting; paint; flooring; home fashions, storage and cleaning; fashion plumbing and hardware.  In addition, seasonal living performed at approximately the overall company average for the quarter.  Many of the products in these categories are indoor products and therefore were less affected by the negative weather conditions during the quarter.  Rough plumbing benefitted from wet weather as pumps & tanks and air filters sold particularly well.  Inflation drove high single-digit comparable store sales in rough electrical and helped paint maintain flat comparable store sales, overcoming slow sales of exterior stains, sealers and applicators.  Cabinets & countertops also performed well driven by strong performance in special order kitchen cabinets, which helped drive positive low-single digit comparable store sales performance in Installed Sales.  Installed Sales also benefitted from improved special order lead times in appliances and continued positive customer responses to Stainmaster® carpet.

Gross Margin - For the first quarter of 2011, gross margin increased by 26 basis points as a percentage of sales, driven by 34 basis points of margin rate improvement and 28 basis points of improvement related to mix of products sold.  Our Base Price Optimization strategy and our increased number of competitive pricing zones implemented in the second half of 2010 accounted for approximately 25 basis points of the margin rate improvement.  The mix of products sold across categories positively impacted gross margin primarily due to the decreased proportion of sales in appliances and outdoor power equipment and the increased proportion of sales in rough plumbing.  These improvements were offset by de-leverage in distribution expenses, primarily related to increased fuel costs.

SG&A - For the first quarter of 2011, SG&A expense increased less than 1% and increased 62 basis points as a percentage of sales compared to the first quarter of 2010.  The de-leverage is partially attributable to the decrease in sales from the prior year. Insurance costs, including casualty and employee insurance, de-leveraged 32 basis points primarily related to workers’ compensation costs.  We also experienced approximately 15 basis points of de-leverage related to investments during the quarter in our strategic initiatives due to increased corporate headcount and contract labor expense.  Advertising expenses de-leveraged nine basis points as a result of timing of advertising spending.  We also experienced de-leverage of approximately five basis points each in bank card and proprietary credit card tender costs, payroll tax expense and fleet expense.  These increases were offset partially by 28 basis points of leverage in bonus expense due to a decrease in estimated attainment levels.

Depreciation - Depreciation expense decreased 6% to $371 million for the first quarter compared to the prior year due to a lower asset base resulting from decreased capital spending.  Property, less accumulated depreciation, decreased to $22.1 billion at April 29, 2011 compared to $22.4 billion at April 30, 2010.  As of April 29, 2011 and April 30, 2010 we owned 89% and 88% of our stores, respectively, which included stores on leased land.

Income Tax Provision - Our effective income tax rates were 37.7% and 37.8% for the three month periods ended April 29, 2011, and April 30, 2010, respectively.   Our effective income tax rate was 37.7% for fiscal 2010.

COMPANY OUTLOOK

Our guidance assumes approximately $2.4 billion of share repurchases for 2011.  We repurchased approximately $1.0 billion in the first quarter of 2011, with the remaining $1.4 billion expected to be spread evenly across the next three quarters.

Second Quarter 2011

As of May 16, 2011, the date of our first quarter 2011 earnings release, we expected total sales to increase approximately 4% and comparable store sales to increase approximately 2%. We expected square footage growth of approximately 1.5%.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 20 to 30 basis points.  In addition, depreciation expense was expected to be approximately $370 million.  Diluted earnings per share of $0.65 to $0.69 were expected for the second quarter.  All comparisons are with the second quarter of 2010.

Fiscal Year 2011

As of May 16, 2011, the date of our first quarter 2011 earnings release, we expected total sales to increase approximately 4%, which includes the 53rd week.  The 53rd week is expected to increase sales by approximately 1.4%. We expected comparable store sales to increase 0% to 1%.  We expected to open approximately 25 new stores during 2011, reflecting square footage growth of approximately 1.3%.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 10 basis points.  In addition, depreciation expense was expected to be approximately $1.47 billion.  Diluted earnings per share of $1.56 to $1.64 were expected for 2011.  All comparisons are with fiscal 2010, a 52-week year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the first quarter of 2011 versus the first quarter of 2010 was primarily driven by changes in working capital and the timing of income tax payments.  The decrease in net cash used in investing activities for the first quarter of 2011 versus the first quarter of 2010 was driven by decreased net purchase activity related to short-term and long-term investments.  Net cash used in financing activities for the first quarter of 2011 was driven primarily by $1.0 billion in share repurchases under our share repurchase program.  Net cash provided by financing activities for the first quarter of 2010 was primarily attributable to approximately $1.0 billion in proceeds from the issuance of notes in April 2010, offset partially by approximately $450 million in share repurchases.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility supports our commercial paper program.  The senior credit facility has a $500 million letter of credit sublimit.  Amounts outstanding under letters of credit reduce the amount available for borrowing under the senior credit facility.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at April 29, 2011.  Seventeen banking institutions are participating in the senior credit facility.  As of April 29, 2011, there were no outstanding borrowings or letters of credit outstanding under the senior credit facility and no outstanding borrowings under the commercial paper program.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of April 29, 2011, there were no outstanding borrowings under the C$ credit facility.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 31, 2011, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A1	P1
Senior Debt	A	A1
Outlook	Stable	Stable

We believe that net cash provided by operating and financing activities will be adequate for our expansion plans and for our other operating requirements over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.  In addition, we do not have a significant amount of cash held in foreign affiliates.

Cash Requirements

Capital Expenditures

Our fiscal 2011 capital expenditures forecast is approximately $1.8 billion, inclusive of approximately $100 million of lease commitments, resulting in planned net cash outflow of $1.7 billion.  Approximately 40% of the planned net cash outflow is for store expansion.  Our store expansion plans for 2011 consist of approximately 25 new stores and are expected to increase sales floor square footage by approximately 1.3%.  All of the 2011 projects are expected to be owned, which includes approximately 20% of the stores on leased land.  In addition, approximately 35% of the planned net cash outflow is for investment in our existing stores.  Other planned capital expenditures include investing in our distribution and corporate infrastructure, including enhancements in information technology.

Debt and Capital

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of April 29, 2011, we had a remaining repurchase authorization of approximately $1.4 billion with no expiration date.  We expect to utilize the remaining authorization by the end of fiscal 2011.

On May 27, 2011, the Board of Directors declared a quarterly cash dividend of $0.14 per share, which represents a 27% increase over previously declared quarterly dividends of $0.11 per share.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2010.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011.

Item 4 - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 29, 2011, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended April 29, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In millions, except average price paid per share)	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs2
January 29, 2011 – February 25, 2011	2.0	$25.35	2.0	$2,350
February 26, 2011 – April 1, 2011	37.1	26.44	35.9	1,400
April 2, 2010 – April 29, 2011	-	-	-	1,400
As of April 29, 2011	39.1	$26.39	37.9	$1,400

1  During the first quarter of fiscal 2011, the Company repurchased an aggregate of 39.1 million shares of its common stock.  The total number of shares purchased also includes 1.3 million shares repurchased from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

2  Authorization for up to $5 billion of share repurchases with no expiration was approved on January 29, 2010 by the Company’s Board of Directors. Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal 2011 through purchases made from time to time either in the open market or through private transactions in accordance with SEC regulations.

Item 5 - Other Information

Retirement of Director – O. Temple Sloan, Jr., who reached the Board’s mandatory retirement age of 72 during his current term, retired as a director upon the expiration of his current term immediately before the Company’s annual meeting of shareholders held on May 27, 2011.  Mr. Sloan has served as a director of the Company since 2004 and was the Company’s independent Lead Director from August 2008 until May 2010.

Appointment of Chairman and Chief Executive Officer as President – At the May 27, 2011 meeting of the Company’s Board of Directors, the Directors appointed Robert A. Niblock, 48, the Company’s current Chairman and Chief Executive Officer, to the additional position of President, with his appointment to be effective upon the previously-announced retirement on June 2, 2011 of the Company’s current President, Larry D. Stone.  Mr. Niblock has served as Chairman of the Board and Chief Executive Officer of Lowe’s Companies, Inc., since January 2005. Prior to that, he served as President of Lowe’s from 2003 to 2006.  Mr. Niblock joined Lowe’s in 1993, and during his career with the Company, has served as Vice President and Treasurer, Senior Vice President – Finance, and Executive Vice President and Chief Financial Officer. Before joining Lowe’s, Mr. Niblock had a nine-year career with accounting firm Ernst & Young. He currently serves on the board of directors of ConocoPhillips.  Mr. Niblock has also been a member, since 2003, and is the immediate past Chairman of the board of directors of the Retail Industry Leaders Association (RILA), a trade association based in Arlington, VA for the retail industry that includes nine of the top 10 U.S. retailers among its members.

Shareholder Approval of 2011 Annual Incentive Plan - On May 27, 2011, the Company’s shareholders approved the Lowe’s Companies, Inc. 2011 Annual Incentive Plan (the “Annual Plan”), which the Compensation Committee of the Board of Directors adopted on March 17, 2011, subject to approval by the Company’s shareholders.

Any person who, during the term of the Annual Plan, is an employee of the Company or any subsidiary of the Company is eligible to participate under the Annual Plan. The Compensation Committee determines which employees will be participants under the Annual Plan. The Company currently anticipates that approximately 37 senior management employees will be eligible to receive awards under the Annual Plan.

Annual Plan participants will receive awards under the Annual Plan in cash after the end of a fiscal year if performance objectives established by the Compensation Committee are achieved during the fiscal year. The Compensation Committee will establish the performance objectives at the start of each fiscal year.  The maximum individual award that can be made under the Annual Plan for a fiscal year is the lesser of (i) $7,000,000 or (ii) 500% of the covered employee’s base salary as of the date of grant of the award.

The Compensation Committee may amend or terminate the Annual Plan from time to time, except that no amendment will become effective until shareholder approval is obtained if the amendment would increase the maximum amount that may be payable to a covered employee for a fiscal year.

A summary description of the Annual Plan is included in the proxy statement for the Company’s Annual Meeting of Shareholders held on May 27, 2011 (the “Proxy Statement”).  That summary description and this brief description of the Annual Plan are each subject, in all respects, to the terms of the Annual Plan, which is attached to the Proxy Statement as Appendix B and filed as an exhibit to this Quarterly Report on Form 10-Q.

Submission of Matters to a Vote of Security Holders - Lowe’s Companies, Inc. (the “Company”) held its annual meeting of shareholders on May 27, 2011.  For more information on the proposals, see the Company’s Proxy Statement.  Set forth below are the final voting results for each of the proposals.

(1)   Election of Director Nominees

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Raul Alvarez	1,011,192,243	6,872,021	159,332,557
David W. Bernauer	1,011,907,516	6,156,748	159,332,557
Leonard L. Berry, Ph.D.	1,008,255,933	9,808,331	159,332,557
Peter C. Browning	937,393,499	80,670,765	159,332,557
Dawn E. Hudson	992,623,074	25,441,190	159,332,557
Robert L. Johnson	825,302,193	192,762,071	159,332,557
Marshall O. Larsen	978,103,299	39,960,965	159,332,557
Richard K. Lochridge	994,304,610	23,759,654	159,332,557
Robert A. Niblock	996,774,576	21,289,688	159,332,557
Stephen F. Page	1,011,194,002	6,870,262	159,332,557

(2)   Proposal to Ratify the Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm

VOTES FOR	VOTES AGAINST	ABSTENTIONS
1,168,272,718	7,459,745	1,664,358

(3)   Proposal to Conduct an Advisory Vote on Executive Compensation

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
966,150,565	45,689,704	6,223,995	159,332,557

(4)   Proposal to Conduct an Advisory Vote on the Frequency of Holding Future Advisory Votes on Executive Compensation

ONE YEAR	TWO YEARS	THREE YEARS	ABSTENTIONS	BROKER NON-VOTES
893,718,250	8,560,592	111,781,840	4,003,582	159,332,557

(5)   Proposal To Approve the Lowe’s Companies, Inc. 2011 Annual Incentive Plan

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
986,225,214	26,489,236	5,349,814	159,332,557

(6)   Shareholder Proposal Regarding Executive Severance Agreements

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
585,808,946	427,833,851	4,421,467	159,332,557

(7)   Shareholder Proposal Regarding Linking Pay to Performance on Sustainability Goals

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
42,601,488	933,506,586	41,956,190	159,332,557

(8)   Shareholder Proposal Regarding Report on Political Spending

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
304,286,575	539,784,311	173,993,378	159,332,557

Policy on Frequency of Say-on-Pay Vote – A majority of the votes present in person or represented by proxy and entitled to vote at the Company’s annual meeting, voted, on an advisory basis, to hold an advisory vote to approve executive compensation annually.  In line with this recommendation by our shareholders, the Company will include an advisory shareholder vote on executive compensation in its proxy materials every year until the next required advisory vote on the frequency of shareholder votes on executive compensation, which will occur no later than our annual meeting of shareholders in 2017.

Item 6 - Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated and Amended Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	November 12, 2010

10.1	Form of Lowe's Companies, Inc. Performance Share Unit Award Agreements.*‡

10.2	Lowe's Companies, Inc. 2011 Annual Incentive Plan.*	DEF 14A	001-07898	Appendix B	April 11, 2011

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.§

101.SCH	XBRL Taxonomy Extension Schema Document.§

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.§

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

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

LOWE’S COMPANIES, INC.

May 31, 2011	/s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
Senior Vice President and Chief Accounting Officer