Form 10-Q
period 2011-07-29
LOWES COMPANIES INC
filed 2011-08-30
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 26, 2011
Common Stock, $.50 par value	1,260,527,156

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		July 29, 2011	July 30, 2010	January 28, 2011
Assets

Current assets:
Cash and cash equivalents		$568	$1,191	$652
Short-term investments		340	816	471
Merchandise inventory - net		8,825	8,653	8,321
Deferred income taxes - net		222	205	193
Other current assets		213	256	330

Total current assets		10,168	11,121	9,967

Property, less accumulated depreciation		22,195	22,274	22,089
Long-term investments		857	730	1,008
Other assets		825	508	635

Total assets		$34,045	$34,633	$33,699

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt		$39	$37	$36
Accounts payable		5,378	4,888	4,351
Accrued compensation and employee benefits		495	537	667
Deferred revenue		831	770	707
Other current liabilities		1,934	1,761	1,358

Total current liabilities		8,677	7,993	7,119

Long-term debt, excluding current maturities		6,581	5,533	6,537
Deferred income taxes - net		479	459	467
Deferred revenue - extended protection plans		673	605	631
Other liabilities		856	830	833

Total liabilities		17,266	15,420	15,587

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
July 29, 2011	1,260
July 30, 2010	1,423
January 28, 2011	1,354	630	711	677
Capital in excess of par value		7	9	11
Retained earnings		16,060	18,454	17,371
Accumulated other comprehensive income		82	39	53

Total shareholders' equity		16,779	19,213	18,112

Total liabilities and shareholders' equity		$34,045	$34,633	$33,699

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Six Months Ended
	July 29, 2011		July 30, 2010		July 29, 2011		July 30, 2010
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$14,543	100.00	$14,361	100.00	$26,728	100.00	$26,749	100.00

Cost of sales	9,527	65.51	9,355	65.14	17,393	65.07	17,384	64.99

Gross margin	5,016	34.49	5,006	34.86	9,335	34.93	9,365	35.01

Expenses:

Selling, general and administrative	3,232	22.22	3,189	22.21	6,351	23.76	6,283	23.49

Depreciation	365	2.51	398	2.77	737	2.76	795	2.97

Interest - net	90	0.62	84	0.59	178	0.67	166	0.62

Total expenses	3,687	25.35	3,671	25.57	7,266	27.19	7,244	27.08

Pre-tax earnings	1,329	9.14	1,335	9.29	2,069	7.74	2,121	7.93

Income tax provision	499	3.43	503	3.50	777	2.91	800	2.99

Net earnings	$830	5.71	$832	5.79	$1,292	4.83	$1,321	4.94

Weighted average common shares outstanding - basic	1,275		1,417		1,300		1,427

Basic earnings per common share	$0.65		$0.58		$0.99		$0.92

Weighted average common shares outstanding - diluted	1,278		1,419		1,303		1,430

Diluted earnings per common share	$0.64		$0.58		$0.98		$0.92

Cash dividends per share	$0.14		$0.11		$0.25		$0.20

Retained Earnings
Balance at beginning of period	$16,715		$18,246		$17,371		$18,307
Net earnings	830		832		1,292		1,321
Cash dividends	(176)		(157)		(322)		(287)
Share repurchases	(1,309)		(467)		(2,281)		(887)
Balance at end of period	$16,060		$18,454		$16,060		$18,454

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 29, 2011	July 30, 2010
Cash flows from operating activities:
Net earnings	$1,292	$1,321
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	786	848
Deferred income taxes	(50)	(143)
Loss on property and other assets - net	100	16
Share-based payment expense	59	55
Net changes in operating assets and liabilities:
Merchandise inventory - net	(495)	(400)
Other operating assets	125	(41)
Accounts payable	1,026	600
Other operating liabilities	450	526
Net cash provided by operating activities	3,293	2,782

Cash flows from investing activities:
Purchases of investments	(948)	(1,458)
Proceeds from sale/maturity of investments	1,232	609
Increase in other long-term assets	(218)	(16)
Property acquired	(780)	(612)
Proceeds from sale of property and other long-term assets	20	9
Net cash used in investing activities	(694)	(1,468)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	991
Repayment of long-term debt	(18)	(534)
Proceeds from issuance of common stock under share-based payment plans	55	62
Cash dividend payments	(294)	(261)
Repurchase of common stock	(2,433)	(1,015)
Excess tax benefits of share-based payments	3	1
Net cash used in financing activities	(2,687)	(756)

Effect of exchange rate changes on cash	4	1

Net (decrease)/increase in cash and cash equivalents	(84)	559
Cash and cash equivalents, beginning of period	652	632
Cash and cash equivalents, end of period	$568	$1,191

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of July 29, 2011, and July 30, 2010, and the results of operations for the three and six months ended July 29, 2011, and July 30, 2010, and cash flows for the six months ended July 29, 2011 and July 30, 2010.

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

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of July 29, 2011, July 30, 2010, and January 28, 2011, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	July 29, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$142	$-	$142	$-
Money market funds	95	95	-	-
Municipal floating rate obligations	48	-	48	-
Other	2	2	-	-
Trading securities:
Mutual funds	53	53	-	-
Total short-term investments	$340	$150	$190	$-
Available-for-sale securities:
Municipal floating rate obligations	$641	$-	$641	$-
Municipal obligations	196	-	196	-
Other	20	-	20	-
Total long-term investments	$857	$-	$857	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	July 30, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$251	$-	$251	$-
Money market funds	143	143	-	-
Municipal floating rate obligations	372	-	372	-
Other	5	2	3	-
Trading securities:
Mutual funds	45	45	-	-
Total short-term investments	$816	$190	$626	$-
Available-for-sale securities:
Municipal floating rate obligations	$698	$-	$698	$-
Municipal obligations	32	-	32	-
Total long-term investments	$730	$-	$730	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	January 28, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$190	$-	$190	$-
Money market funds	66	66	-	-
Municipal floating rate obligations	163	-	163	-
Other	2	2	-	-
Trading securities:
Mutual funds	50	50	-	-
Total short-term investments	$471	$118	$353	$-
Available-for-sale securities:
Municipal floating rate obligations	$765	$-	$765	$-
Municipal obligations	208	-	208	-
Other	35	-	35	-
Total long-term investments	$1,008	$-	$1,008	$-

When available, quoted prices were used to determine fair value.  When quoted prices in active markets were available, investments were classified within Level 1 of the fair value hierarchy.  When quoted prices in active markets were not available, fair values were determined using pricing models and the inputs to those pricing models are based on observable market inputs.  The inputs to the pricing models were typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended July 29, 2011 and July 30, 2010, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

The Company reviews the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds its fair value.  The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available. The Company classified these fair value measurements as Level 3.

In the determination of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, incorporating local market conditions, about key variables including sales growth rates, gross margin and controllable expenses such as payroll and occupancy expense.  In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  In general, the selected market participants represent a group of other retailers with a location footprint similar in size to the Company’s.

In the determination of impairment for locations identified for closure and for excess properties held-for-use and held-for-sale, which consist of retail outparcels and property associated with relocated or closed locations, the fair values were determined using a market approach based on estimated selling prices. The Company determined the estimated selling prices by obtaining information from property brokers or appraisers in the specific markets being evaluated. The information included comparable sales of similar assets and assumptions about demand in the market for these assets.

The following tables present the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at July 29, 2011 and July 30, 2010.

Fair Value Measurements - Nonrecurring Basis
	Three Months Ended
	July 29, 2011		July 30, 2010
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets held-for-use:
Operating locations	$9	$(18)	$1	$(7)
Locations identified for closure	21	(60)	-	-
Excess properties	18	(5)	9	(2)
Assets held-for-sale:
Excess properties	1	-	21	(1)
Total	$49	$(83)	$31	$(10)

	Six Months Ended
	July 29, 2011		July 30, 2010
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets held-for-use:
Operating locations	$9	$(18)	$1	$(7)
Locations identified for closure	21	(60)	-	-
Excess properties	22	(11)	10	(3)
Assets held-for-sale:
Excess properties	2	-	21	(1)
Total	$54	$(89)	$32	$(11)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	July 29, 2011		July 30, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Long-term debt (excluding capitalized lease obligations)	$6,215	$6,961	$5,213	$5,972

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for the Company’s extended protection plan program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $163 million at July 29, 2011, $246 million at July 30, 2010, and $102 million at January 28, 2011.  Restricted balances included in long-term investments were $256 million at July 29, 2011, $144 million at July 30, 2010, and $260 million at January 28, 2011.

Note 4: Property - Property is shown net of accumulated depreciation of $11.9 billion at July 29, 2011, $10.5 billion at July 30, 2010, and $11.3 billion at January 28, 2011.

Note 5: Exit Activities - When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, and common area maintenance, net of estimated sublease income and other recoverable items.  Expenses associated with accruals for exit activities are recorded in selling, general and administrative expense on the consolidated statements of current and retained earnings and were $6 million and $13 million, respectively, for the three and six months ended July 29, 2011. At July 29, 2011, the liability for exit activities was $22 million. Expenses associated with accruals for exit activities for the three and six months ended July 30, 2010, and the liability for exit activities at July 30, 2010, were immaterial.

Note 6: Extended Protection Plans - The Company sells separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  Changes in deferred revenue for extended protection plan contracts are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Deferred revenue - extended protection plans, beginning of period	$650	$576	$631	$549
Additions to deferred revenue	70	70	135	138
Deferred revenue recognized	(47)	(41)	(93)	(82)
Deferred revenue - extended protection plans, end of period	$673	$605	$673	$605

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $160 million at July 29, 2011, $167 million at July 30, 2010, and $166 million at January 28, 2011.  The Company’s extended protection plan deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Liability for extended protection plan claims, beginning of period	$19	$23	$20	$23
Accrual for claims incurred	26	20	45	37
Claim payments	(21)	(17)	(41)	(34)
Liability for extended protection plan claims, end of period	$24	$26	$24	$26

Note 7: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  The Company’s Board of Directors authorized up to $5.0 billion of share repurchases on January 29, 2010 with no expiration. During the three months ended July 29, 2011, the Company utilized the remaining authorization under the share repurchase program as of that date. On August 19, 2011, the Company's Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration.

The Company also repurchases shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three and six months ended July 29, 2011 and July 30, 2010 were as follows:

	Three Months Ended
	July 29, 2011		July 30, 2010
(In millions)	Shares	Cost 1	Shares	Cost 1
Share repurchase program	59.7	$1,400	22.7	$550
Shares repurchased from employees	0.1	2	-	-
Total share repurchases	59.8	$1,402	22.7	$550

	Six Months Ended
	July 29, 2011		July 30, 2010
(In millions)	Shares	Cost 2	Shares	Cost 2
Share repurchase program	97.5	$2,400	41.3	$1,000
Shares repurchased from employees	1.4	35	0.6	15
Total share repurchases	98.9	$2,435	41.9	$1,015

1   Reductions of $1.3 billion and $467 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended July 29, 2011 and July 30, 2010, respectively.

2   Reductions of $2.3 billion and $887 million were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended July 29, 2011 and July 30, 2010, respectively.

Note 8: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  The following table reconciles net earnings to comprehensive income for the three and six months ended July 29, 2011 and July 30, 2010.

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net earnings	$830	$832	$1,292	$1,321
Foreign currency translation adjustments	(4)	(6)	27	13
Net unrealized investment gains (losses)	1	-	2	(1)
Comprehensive income	$827	$826	$1,321	$1,333

Note 9: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  At July 29, 2011, the Company had unrecognized tax benefits of $151 million.  The Company is appealing IRS examinations for fiscal years 2004 to 2007 related to insurance deductions.  It is reasonably possible this issue as well as various U.S. state issues will be settled within the next twelve months resulting in a reduction in unrecognized tax benefits of $133 million.  There are currently ongoing U.S. state audits covering tax years 2002 to 2009.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 10: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method.  Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three and six months ended July 29, 2011, and July 30, 2010.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Basic earnings per common share:
Net earnings	$830	$832	$1,292	$1,321
Less: Net earnings allocable to participating securities	(7)	(7)	(11)	(11)
Net earnings allocable to common shares	$823	$825	$1,281	$1,310
Weighted-average common shares outstanding	1,275	1,417	1,300	1,427
Basic earnings per common share	$0.65	$0.58	$0.99	$0.92
Diluted earnings per common share:
Net earnings	$830	$832	$1,292	$1,321
Less: Net earnings allocable to participating securities	(7)	(7)	(11)	(11)
Net earnings allocable to common shares	$823	$825	$1,281	$1,310
Weighted-average common shares outstanding	1,275	1,417	1,300	1,427
Dilutive effect of non-participating share-based awards	3	2	3	3
Weighted-average common shares, as adjusted	1,278	1,419	1,303	1,430
Diluted earnings per common share	$0.64	$0.58	$0.98	$0.92

Stock options to purchase 18.3 million and 20.2 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended July 29, 2011, and July 30, 2010, respectively.  Stock options to purchase 14.6 million and 19.7 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the six months ended July 29, 2011, and July 30, 2010, respectively.

Note 11: Supplemental Disclosure -

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Long-term debt	$83	$78	$167	$154
Capitalized lease obligations	9	9	18	18
Interest income	(3)	(3)	(7)	(6)
Interest capitalized	(2)	(4)	(4)	(7)
Interest on tax uncertainties	2	2	1	3
Other	1	2	3	4
Interest - net	$90	$84	$178	$166

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 29, 2011	July 30, 2010
Cash paid for interest, net of amount capitalized	$179	$158
Cash paid for income taxes	$540	$818
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$188	$34
Loss on equity method investments	$(4)	$(2)
Cash dividends declared but not paid	$176	$157
Non-cash employee stock option exercises	$2	$-

Note 12: Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that amends the existing requirements for fair value measurement and disclosure.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity.   The guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that amends the presentation requirements for comprehensive income in financial statements. The guidance requires entities to report components of comprehensive income either as part of a single continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income.  The guidance is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this guidance will impact the presentation of comprehensive income, but will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 29, 2011 and July 30, 2010, and the related consolidated statements of current and retained earnings for the fiscal three and six-month periods then ended and of cash flows for the fiscal six-month periods ended July 29, 2011 and July 30, 2010. These consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 28, 2011, and the related consolidated statements of current and retained earnings, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of January 28, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
August 30, 2011

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 29, 2011, and July 30, 2010.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2010.  This discussion and analysis is presented in seven sections:

•	Executive Overview
•	Operations
•	Company Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Despite some recovery from the first quarter in our seasonal business, comparable store sales declined 0.3% in the second quarter of 2011. Unfavorable weather in certain regions of the U.S. and difficult comparisons to prior year government stimulus programs contributed to softer performance compared to the prior year’s second quarter.  With regard to home improvement spending, consumers continued to focus on small-ticket repair and maintenance items and projects rather than larger discretionary projects.

Slowing economic growth and the recent downgrade in the U.S. credit rating have underscored continued weakness in the U.S. economy and have had an unsettling impact on equity markets. These issues are having a significant effect on consumer sentiment.  Despite these challenges, we remain focused on providing value to the customer every day. We are reinforcing our efforts to improve our price image in the eye of the consumer, which includes the launch of our 5% off every day discount offered to Lowe’s credit cardholders. We are differentiating our products and displays by working with our key vendor partners on new product development, new display techniques and technologies.  In addition, we are redirecting our focus from a product and vendor-centric view to a customer-centric view by pulling our inventory together for the customer in ways that help them buy all of the various products they need to complete the total project.  These near-term initiatives support the multi-year implementation of our broader strategic mission by pulling together the best combination of possibilities, support and value, whenever and wherever customers choose to engage.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 29, 2011	July 30, 2010	2011 vs. 2010	2011 vs. 2010
Net sales	100.00%	100.00%	N/A	1.3%
Gross margin	34.49	34.86	(37)	0.2
Expenses:
Selling, general and administrative	22.22	22.21	1	1.3
Depreciation	2.51	2.77	(26)	(8.3)
Interest - net	0.62	0.59	3	7.0
Total expenses	25.35	25.57	(22)	0.4
Pre-tax earnings	9.14	9.29	(15)	(0.5)
Income tax provision	3.43	3.50	(7)	(0.9)
Net earnings	5.71%	5.79%	(8)	(0.2)%
EBIT margin 1	9.76%	9.88%	(12)	-%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 29, 2011	July 30, 2010	2011 vs. 2010	2011 vs. 2010
Net sales	100.00%	100.00%	N/A	(0.1)%
Gross margin	34.93	35.01	(8)	(0.3)
Expenses:
Selling, general and administrative	23.76	23.49	27	1.1
Depreciation	2.76	2.97	(21)	(7.4)
Interest - net	0.67	0.62	5	7.2
Total expenses	27.19	27.08	11	0.3
Pre-tax earnings	7.74	7.93	(19)	(2.4)
Income tax provision	2.91	2.99	(8)	(2.8)
Net earnings	4.83%	4.94%	(11)	(2.2)%
EBIT margin 1	8.41%	8.55%	(14)	(1.7)%

	Three Months Ended			Six Months Ended
Other Metrics	July 29, 2011		July 30, 2010	July 29, 2011		July 30, 2010
Comparable store sales (decrease) increase 2	(0.3	) %	1.6%	(1.7	) %	2.0%
Total customer transactions (in millions)	233		229	428		428
Average ticket 3	$62.44		$62.84	$62.47		$62.55
At end of period:
Number of stores	1,753		1,724
Sales floor square feet (in millions)	198		195
Average store size selling square feet (in thousands) 4	113		113

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

Net Sales – Net sales increased 1.3% to $14.5 billion in the second quarter of 2011, driven by an increase in total customer count of 2.0% offset by a decrease in average ticket of 0.7%.  Comparable store sales decreased 0.3% over the same period, driven by a 0.9% decrease in comparable store average ticket resulting from lower sales in big-ticket categories, such as cabinets & countertops, millwork and appliances, offset by a 0.6% increase in comparable store customer count. The increase in customer count was driven primarily by sales of seasonal products combined with strong customer response to our 5% off discount offered to Lowe’s credit cardholders.

Performance was mixed across the country with results in the northeast and north central areas exceeding the company average as favorable weather helped drive spring projects after a tough winter of snow and ice storms. However, performance in the southern and gulf coast areas was lower than the company average as extreme heat and severe drought negatively impacted outdoor categories. We observed large regional swings in certain product categories, including nursery and lawn & landscape products, but most significantly in outdoor power equipment as unfavorable conditions along the gulf coast region drove lower comparable store sales compared to the northeast, north central and west.

During the quarter, we experienced comparable store sales increases above the company average in the following product categories: building materials, rough electrical, lawn & landscape products, nursery, tools, rough plumbing, paint, hardware, and seasonal living. Strong sales in asphalt roofing and installation services in the aftermath of severe storms that hit many regions of the country contributed to above-average comparable store sales in building materials.  Inflation also contributed to the above-average comparable store sales in building materials as well as in rough electrical.  Lawn & landscape products and nursery sales benefited as improved weather in the second quarter shifted sales of seasonal products from the first quarter.  In addition, tools experienced favorable comparable store sales driven by strong holiday promotions and the launch of our Kobalt® mechanics tools, which were designed with premium specifications to meet the demands of our commercial business customers.

Consumers continued to focus on smaller ticket items and projects during the quarter, which negatively impacted comparable store sales in cabinet & countertops, fashion plumbing and millwork.  Cabinets & countertops were also negatively impacted by clearance activities related to refreshing our stock cabinet product selection. Comparisons to prior year government stimulus programs, such as Cash for Appliances and energy tax credits, also led to comparable store sales performance below the company average in appliances and millwork.  In addition, sales in lumber were negatively impacted by deflation.

Gross Margin - For the second quarter of 2011, gross margin decreased 37 basis points as a percentage of sales, driven by 36 basis points of de-leverage in margin rate.  Margin rate was negatively impacted by promotional activity, the implementation of our 5% off every day discount for Lowe’s credit cardholders and clearance activity associated with product resets.  In addition, we experienced 15 basis points of de-leverage in distribution costs, driven primarily by increased fuel and ocean freight costs.  These were offset by 16 basis points of improvement in gross margin due to the mix of products sold across categories, primarily the result of a decreased proportion of sales in appliances and lumber.

The eight basis point decrease in gross margin as a percentage of sales for the first six months of 2011 compared to 2010 was primarily driven by de-leverage of 15 basis points in distribution expenses and seven basis points in markdowns associated with discontinued inventory offset by changes in product mix.

SG&A - For the second quarter of 2011, SG&A expense was relatively flat as a percentage of sales. SG&A expense leveraged 44 basis points associated with our proprietary credit card program due to reduced program costs associated with anticipated losses and a reduction in tender and other costs as more customers took advantage of our 5% off every day discount. SG&A expense also leveraged 35 basis points associated with bonus expense due to lower projected attainment levels. These were offset by de-leverage of approximately 50 basis points due to charges associated with asset impairments and discontinued projects, which included seven stores that were closed subsequent to the end of the quarter. We also experienced 15 basis points of de-leverage associated with internal and external staffing and technology expenditures related to investments made to improve customer experiences. In addition, we experienced de-leverage in store payroll expense due to a slight increase in hourly rates and new store openings.

The 27 basis point increase in SG&A as a percentage of sales for the first six months of 2011 compared to 2010 was driven by the same factors that impacted SG&A in the second quarter as well as de-leverage of approximately five basis points each in payroll taxes, insurance costs and fleet expense.

Depreciation – Depreciation expense decreased 26 basis points compared to the second quarter of 2010 primarily due to a lower asset base resulting from decreased capital spending.  Property, less accumulated depreciation, totaled $22.2 billion at July 29, 2011 and $22.3 billion at July 30, 2010.  As of July 29, 2011 and July 30, 2010, we owned 89% and 88% of our stores, respectively, which includes stores on leased land.

Income Tax Provision - Our effective income tax rate was 37.5% and 37.6% for the three and six months ended July 29, 2011, respectively and 37.7% for the three and six months ended July 30, 2010.  Our effective income tax rate was 37.7% for fiscal 2010.

COMPANY OUTLOOK

Third Quarter

As of August 15, 2011, the date of our second quarter 2011 earnings release, we expected total sales to increase approximately 2% and comparable store sales to be approximately flat.  We expected average square footage growth of approximately 1.3%. Earnings before interest and taxes as a percentage of sales (operating margin) were expected to decrease 10 to 20 basis points, which included 20 to 30 basis points impact from additional expenses associated with seven stores that closed August 14, 2011.  In addition, depreciation expense was expected to be approximately $370 million.  Diluted earnings per share of $0.30 to $0.33 were expected for the third quarter, which included $0.01 to $0.02 per share impact from additional expenses associated with the seven stores that closed on August 14, 2011.  All comparisons are with the third quarter of fiscal 2010.

Fiscal 2011

As of August 15, 2011, the date of our second quarter 2011 earnings release, we expected total sales to increase approximately 2%, which included the 53rd week. The 53rd week was expected to increase total sales by approximately 1.4%.  We expected comparable store sales to decline approximately 1%.  We expected to open approximately 25 new stores during 2011, reflecting average square footage growth of approximately 1.3%. Earnings before interest and taxes as a percentage of sales (operating margin) were expected to decrease approximately 30 basis points, which included approximately 25 basis points impact from impairment and store closing costs.  In addition, depreciation expense was expected to be approximately $1.5 billion.  Diluted earnings per share of $1.48 to $1.54 were expected for 2011, which included approximately $0.06 per share impact from impairment and store closing costs.  All comparisons are with fiscal 2010, a 52-week year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the six months ended July 29, 2011 versus the six months ended July 30, 2010 was driven by changes in working capital, primarily related to accounts payable due to the timing of inventory purchases.  The decrease in net cash used in investing activities for the six months ended July 29, 2011 versus the six months ended July 30, 2010 was driven by decreased net purchase activity related to investments offset partially by an increase in cash used for property acquired due to corporate systems and store information technology investments. Net cash used in financing activities for the six months ended July 29, 2011 was primarily driven by share repurchases of $2.4 billion.  Net cash used in financing activities for the six months ended July 30, 2010 was primarily attributable to share repurchases of $1.0 billion, partially offset by the net of $1.0 billion in proceeds from the issuance of notes in April 2010 and the repayment of $500 million of notes that matured in June 2010.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in June 2012.  We expect to renew the senior credit facility prior to its expiration in June 2012.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Amounts outstanding under letters of credit reduce the amount available for borrowing under the senior credit facility. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at July 29, 2011.  Seventeen banking institutions are participating in the senior credit facility.  As of July 29, 2011, there were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under the commercial paper program.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of July 29, 2011, there were no outstanding borrowings under the C$ credit facility.

We expect to continue to have access to the capital markets on both short and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of August 30, 2011, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A1	P1
Senior Debt	A	A1
Outlook	Stable	Negative

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

Cash Requirements

Capital Expenditures

Our fiscal 2011 capital expenditures forecast is approximately $2.1 billion, inclusive of approximately $100 million of lease commitments, resulting in planned net cash outflow of $2.0 billion. Approximately 35% of the planned net cash outflow is for store expansion. Our expansion plans for 2011 consist of approximately 25 new stores and are expected to increase average sales floor square footage by approximately 1.3%.  Further, approximately 95% of the 2011 projects are expected to be owned, which includes approximately 20% of the stores on leased land.  In addition, approximately 30% of the planned net cash outflow is for investment in our existing stores.  Other planned capital expenditures include investing in our distribution and corporate infrastructure, including enhancements in information technology.

Debt and Capital

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  During the six months ended July 29, 2011, the Company utilized the remaining authorization existing under the share repurchase program. On August 19, 2011, the Company's Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration.  The share repurchase program is further described in Note 7 to the consolidated financial statements (unaudited) and Item 2 of Form 10-Q included herein.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 29, 2011, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 29, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
April 30, 2011 – May 27, 2011	16.3	$24.51	16.3	$1,000
May 28, 2011 – July 1, 2011	43.5	23.07	43.4	-
July 2, 2011 – July 29, 2011	-	-	-	-
As of July 29, 2011	59.8	$23.46	59.7	$-

1   During the second quarter of fiscal 2011, the Company repurchased an aggregate of 59.8 million shares of its common stock. The total number of shares purchased includes 0.1 million shares repurchased from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted share-based awards.

2   Authorization for up to $5.0 billion of share repurchases with no expiration was approved on January 29, 2010 by the Company's Board of Directors. During the three months ended July 29, 2011, the Company utilized the remaining authorization under the share repurchase program. On August 19, 2011, the Company's Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration.

Item 6 - Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated and Amended Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	November 12, 2010

10.1	Amendment No. 8 to the Lowe's Companies, Inc. 401(k) Plan.*‡

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

August 30, 2011 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer