Form 10-Q
period 2011-10-28
LOWES COMPANIES INC
filed 2011-12-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 25, 2011
Common Stock, $.50 par value	1,252,560,892

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		October 28, 2011	October 29, 2010	January 28, 2011
Assets

Current assets:
Cash and cash equivalents		$675	$1,078	$652
Short-term investments		294	659	471
Merchandise inventory - net		8,990	8,543	8,321
Deferred income taxes - net		237	202	193
Other current assets		227	219	330

Total current assets		10,423	10,701	9,967

Property, less accumulated depreciation		21,888	22,180	22,089
Long-term investments		705	865	1,008
Other assets		850	595	635

Total assets		$33,866	$34,341	$33,699

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt		$590	$36	$36
Accounts payable		5,242	4,959	4,351
Accrued compensation and employee benefits		622	678	667
Deferred revenue		789	802	707
Other current liabilities		1,913	1,533	1,358

Total current liabilities		9,156	8,008	7,119

Long-term debt, excluding current maturities		6,025	5,539	6,537
Deferred income taxes - net		322	456	467
Deferred revenue - extended protection plans		687	621	631
Other liabilities		867	825	833

Total liabilities		17,057	15,449	15,587

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
October 28, 2011	1,260
October 29, 2010	1,394
January 28, 2011	1,354	630	697	677
Capital in excess of par value		24	6	11
Retained earnings		16,109	18,144	17,371
Accumulated other comprehensive income		46	45	53

Total shareholders' equity		16,809	18,892	18,112

Total liabilities and shareholders' equity		$33,866	$34,341	$33,699

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended				Nine Months Ended
	October 28, 2011		October 29, 2010		October 28, 2011		October 29, 2010
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$11,852	100.00	$11,587	100.00	$38,579	100.00	$38,335	100.00

Cost of sales	7,815	65.94	7,526	64.95	25,208	65.34	24,909	64.98

Gross margin	4,037	34.06	4,061	35.05	13,371	34.66	13,426	35.02

Expenses:

Selling, general and administrative	3,233	27.27	2,931	25.30	9,583	24.84	9,214	24.03

Depreciation	361	3.05	399	3.44	1,098	2.84	1,194	3.12

Interest - net	91	0.77	80	0.69	269	0.70	246	0.64

Total expenses	3,685	31.09	3,410	29.43	10,950	28.38	10,654	27.79

Pre-tax earnings	352	2.97	651	5.62	2,421	6.28	2,772	7.23

Income tax provision	127	1.07	247	2.13	904	2.35	1,047	2.73

Net earnings	$225	1.90	$404	3.49	$1,517	3.93	$1,725	4.50

Weighted average common shares outstanding - basic	1,250		1,390		1,283		1,415

Basic earnings per common share	$0.18		$0.29		$1.17		$1.21

Weighted average common shares outstanding - diluted	1,252		1,392		1,286		1,417

Diluted earnings per common share	$0.18		$0.29		$1.17		$1.21

Cash dividends per share	$0.14		$0.11		$0.39		$0.31

Retained Earnings
Balance at beginning of period	$16,060		$18,454		$17,371		$18,307
Net earnings	225		404		1,517		1,725
Cash dividends	(176)		(154)		(498)		(440)
Share repurchases	-		(560)		(2,281)		(1,448)
Balance at end of period	$16,109		$18,144		$16,109		$18,144

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 28, 2011	October 29, 2010
Cash flows from operating activities:
Net earnings	$1,517	$1,725
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,171	1,272
Deferred income taxes	(200)	(147)
Loss on property and other assets - net	407	72
Share-based payment expense	81	84
Net changes in operating assets and liabilities:
Merchandise inventory - net	(669)	(288)
Other operating assets	126	(25)
Accounts payable	892	668
Other operating liabilities	567	472
Net cash provided by operating activities	3,892	3,833

Cash flows from investing activities:
Purchases of investments	(1,200)	(2,033)
Proceeds from sale/maturity of investments	1,672	1,206
Increase in other long-term assets	(217)	(53)
Property acquired	(1,264)	(1,012)
Proceeds from sale of property and other long-term assets	26	24
Net cash used in investing activities	(983)	(1,868)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	991
Repayment of long-term debt	(28)	(542)
Proceeds from issuance of common stock under share-based payment plans	55	63
Cash dividend payments	(470)	(418)
Repurchase of common stock	(2,434)	(1,616)
Other - net	(9)	1
Net cash used in financing activities	(2,886)	(1,521)

Effect of exchange rate changes on cash	-	2

Net increase in cash and cash equivalents	23	446
Cash and cash equivalents, beginning of period	652	632
Cash and cash equivalents, end of period	$675	$1,078

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of October 28, 2011, and October 29, 2010, and the results of operations for the three and nine months ended October 28, 2011, and October 29, 2010, and cash flows for the nine months ended October 28, 2011 and October 29, 2010.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of October 28, 2011, October 29, 2010, and January 28, 2011, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	October 28, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Money market funds	$121	$121	$-	$-
Municipal obligations	94	-	94	-
Municipal floating rate obligations	32	-	32	-
Other	2	2	-	-
Trading securities:
Mutual funds	45	45	-	-
Total short-term investments	$294	$168	$126	$-
Available-for-sale securities:
Municipal floating rate obligations	$513	$-	$513	$-
Municipal obligations	174	-	174	-
Other	18	-	18	-
Total long-term investments	$705	$-	$705	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	October 29, 2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Money market funds	$272	$272	$-	$-
Municipal obligations	235	-	235	-
Municipal floating rate obligations	98	-	98	-
Other	7	2	5	-
Trading securities:
Mutual funds	47	47	-	-
Total short-term investments	$659	$321	$338	$-
Available-for-sale securities:
Municipal floating rate obligations	$812	$-	$812	$-
Municipal obligations	51	-	51	-
Other	2	-	2	-
Total long-term investments	$865	$-	$865	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

(In millions)	January 28, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Money market funds	$66	$66	$-	$-
Municipal obligations	190	-	190	-
Municipal floating rate obligations	163	-	163	-
Other	2	2	-	-
Trading securities:
Mutual funds	50	50	-	-
Total short-term investments	$471	$118	$353	$-
Available-for-sale securities:
Municipal floating rate obligations	$765	$-	$765	$-
Municipal obligations	208	-	208	-
Other	35	-	35	-
Total long-term investments	$1,008	$-	$1,008	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended October 28, 2011 and October 29, 2010, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.  The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available. The Company classified these fair value measurements as Level 3.

In the determination of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, incorporating local market conditions, about key variables including sales growth rates, gross margin, controllable expenses, such as payroll and occupancy expense, and asset residual values.  In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  In general, the selected market participants represent a group of other retailers with a location footprint similar in size to the Company’s.

In the determination of impairment for locations identified for closure and for excess properties held-for-use and held-for-sale, which consist of retail outparcels and property associated with relocated or closed locations, the fair values were determined using a market approach based on estimated selling prices. The Company determined the estimated selling prices by obtaining information from property brokers or appraisers in the specific markets being evaluated. The information included comparable sales of similar assets and assumptions about demand in the market for the purchase or lease of these assets.

The following tables present the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 28, 2011 and October 29, 2010.

	Three Months Ended
	October 28, 2011		October 29, 2010
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets held-for-use:
Operating locations	$7	$(22)	$14	$(30)
Locations identified for closure	52	(208)	-	-
Excess properties	56	(31)	31	(9)
Total	$115	$(261)	$45	$(39)

	Nine Months Ended
	October 28, 2011		October 29, 2010
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets held-for-use:
Operating locations	$16	$(40)	$15	$(36)
Locations identified for closure	73	(268)	-	-
Excess properties	78	(43)	41	(12)
Assets held-for-sale:
Excess properties	2	-	21	(1)
Total	$169	$(351)	$77	$(49)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	October 28, 2011		October 29, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Long-term debt (excluding capitalized lease obligations)	$6,215	$7,052	$5,213	$5,932

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for the Company’s extended protection plan program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $186 million at October 28, 2011, $276 million at October 29, 2010, and $102 million at January 28, 2011.  Restricted balances included in long-term investments were $273 million at October 28, 2011, $80 million at October 29, 2010, and $260 million at January 28, 2011.

Note 4: Property - Property is shown net of accumulated depreciation of $12.2 billion at October 28, 2011, $10.9 billion at October 29, 2010, and $11.3 billion at January 28, 2011.

Note 5: Short-Term Borrowings - On October 25, 2011, the Company entered into a second amended and restated credit agreement (Amended Facility) to modify the senior credit facility dated June 2007, which provided for borrowings of up to $1.75 billion through June 2012.  The Amended Facility extends the maturity date to October 2016 and provides for borrowings of up to $1.75 billion.  The Amended Facility supports the Company’s commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the Amended Facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at a fixed rate based upon market conditions at the time of funding in accordance with the terms of the Amended Facility.  The Amended Facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the Amended Facility.  The Company was in compliance with those covenants as of October 28, 2011.  Thirteen banking institutions are participating in the Amended Facility.  As of October 28, 2011, there were no outstanding borrowings or letters of credit under the Amended Facility and no outstanding borrowings under the Company’s commercial paper program.

Note 6: Impairment of Long-Lived Assets and Exit Activities -

Impairment of long-lived assets

The Company reviews the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds its fair value. The Company recorded impairment losses of $261 million and $351 million relating to operating locations, locations identified for closure and excess properties during the three and nine months ended October 28, 2011, respectively.  Included in these impairment losses are $232 million and $292 million of losses for the three and nine months ended October 28, 2011, respectively, relating to store closings and discontinued projects that are further described below.  The Company recorded impairment losses of $39 million and $49 million relating to operating locations and excess properties during the three and nine months ended October 29, 2010, respectively.  Impairment losses are recorded in selling, general and administrative expense in the consolidated statements of current and retained earnings.  Fair value measurements associated with long-lived asset impairments are further described in Note 2 to the consolidated financial statements.

Exit activities

When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items.  The Company closed 11 stores subject to operating leases, which includes one store that was relocated, during the nine months ended October 28, 2011.

The Company recognizes a liability in connection with one-time employee termination benefits when the company commits to an exit plan and communicates that plan to the affected employees.  The Company announced the closing of 27 stores which required the accrual of one-time termination benefits during the nine months ended October 28, 2011.

Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Changes to the accrual for exit activities for the three and nine months ended October 28, 2011 are summarized as follows:

	Three Months Ended October 28, 2011
(In millions)	Lease obligations	Severance	Total
Accrual for exit activities, balance at beginning of period	$22	$5	$27
Additions to the accrual	57	11	68
Cash payments	(1)	(2)	(3)
Accrual for exit activities, balance at end of period	$78	$14	$92

	Nine Months Ended October 28, 2011
(In millions)	Lease obligations	Severance	Total
Accrual for exit activities, balance at beginning of period	$12	$-	$12
Additions to the accrual	70	16	86
Cash payments	(4)	(2)	(6)
Accrual for exit activities, balance at end of period	$78	$14	$92

Charges associated with accruals for exit activities for the three and nine months ended October 29, 2010, and the liabilities for exit activities at October 29, 2010, were immaterial. Expenses associated with exit activities are recorded in selling, general and administrative expense in the consolidated statements of current and retained earnings.

Store Closings and Discontinued Projects

During the nine months ended October 28, 2011, the Company approved and announced plans to close 27 underperforming stores across the United States.  Seventeen of these locations were closed during the three months ended October 28, 2011, while the remaining 10 locations will be closed during the fourth quarter of 2011.  In addition, after completing a comprehensive review of its pipeline of proposed new stores, the Company approved and announced plans during the three months ended October 28, 2011, to no longer pursue a number of planned new store projects.  These decisions were the result of the Company’s realignment of its store operations structure and its efforts to focus resources in a manner that would generate the greatest shareholder value.

Total charges associated with these store closings and discontinued projects were $336 million and $401 million for the three and nine months ended October 28, 2011, respectively.  The significant components of charges relating to these store closings and discontinued projects, including long-lived asset impairment losses and costs associated with exit activities included in the amounts above, are as follows:

	Three Months Ended	Nine Months Ended
(In millions)	October 28, 2011	October 28, 2011
Long-lived asset impairments	$232	$292
Exit activities	62	67
Discontinued project write-offs	30	30
Inventory lower of cost or market adjustments	12	12
Total	$336	$401

Expenses associated with store closings and discontinued projects, excluding inventory adjustments, were included in selling, general and administrative expense in the consolidated statement of current and retained earnings.  Inventory lower of cost or market adjustments were included in cost of sales in the consolidated statement of current and retained earnings.

Note 7: Extended Protection Plans - The Company sells separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  Changes in deferred revenue for extended protection plan contracts are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Deferred revenue - extended protection plans, beginning of period	$673	$605	$631	$549
Additions to deferred revenue	61	60	196	198
Deferred revenue recognized	(47)	(44)	(140)	(126)
Deferred revenue - extended protection plans, end of period	$687	$621	$687	$621

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $153 million at October 28, 2011, $171 million at October 29, 2010, and $166 million at January 28, 2011.  The Company’s extended protection plan deferred costs are included in other assets (non-current) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Liability for extended protection plan claims, beginning of period	$24	$26	$20	$23
Accrual for claims incurred	23	24	68	61
Claim payments	(24)	(28)	(65)	(62)
Liability for extended protection plan claims, end of period	$23	$22	$23	$22

Note 8: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  During the second quarter of 2011, the Company utilized the remaining authorization under the prior share repurchase program that was authorized on January 29, 2010. On August 19, 2011, the Company's Board of Directors authorized a new $5.0 billion share repurchase program with no expiration.   At October 28, 2011, the Company had remaining authorization under the share repurchase program of $5.0 billion.

The Company also repurchases shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three and nine months ended October 28, 2011 and October 29, 2010 were as follows:

	Three Months Ended
	October 28, 2011		October 29, 2010
(In millions)	Shares	Cost 1	Shares	Cost 1
Share repurchase program	-	$-	29.0	$600
Shares repurchased from employees	0.1	1	0.1	1
Total share repurchases	0.1	$1	29.1	$601

	Nine Months Ended
	October 28, 2011		October 29, 2010
(In millions)	Shares	Cost 2	Shares	Cost 2
Share repurchase program	97.5	$2,400	70.3	$1,600
Shares repurchased from employees	1.4	36	0.7	16
Total share repurchases	98.9	$2,436	71.0	$1,616

1   A reduction of $560 million was recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended October 29, 2010.

2   Reductions of $2.3 billion and $1.4 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended October 28, 2011 and October 29, 2010, respectively.

Note 9: Comprehensive Income - Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings plus or minus unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.  The following table reconciles net earnings to comprehensive income for the three and nine months ended October 28, 2011 and October 29, 2010.

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Net earnings	$225	$404	$1,517	$1,725
Foreign currency translation adjustments	(35)	6	(8)	19
Net unrealized investment (losses) gains	(1)	-	1	(1)
Comprehensive income	$189	$410	$1,510	$1,743

Note 10: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  At October 28, 2011, the Company had unrecognized tax benefits of $150 million.  The Company is appealing IRS examinations for fiscal years 2004 to 2007 related to insurance deductions.  It is reasonably possible this issue as well as various U.S. state issues will be settled within the next twelve months resulting in a reduction in unrecognized tax benefits of $150 million.  There are currently ongoing U.S. state audits covering tax years 2002 to 2009.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 11: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method.  Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three and nine months ended October 28, 2011, and October 29, 2010.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Basic earnings per common share:
Net earnings	$225	$404	$1,517	$1,725
Less: Net earnings allocable to participating securities	(2)	(4)	(12)	(15)
Net earnings allocable to common shares	$223	$400	$1,505	$1,710
Weighted-average common shares outstanding	1,250	1,390	1,283	1,415
Basic earnings per common share	$0.18	$0.29	$1.17	$1.21
Diluted earnings per common share:
Net earnings	$225	$404	$1,517	$1,725
Less: Net earnings allocable to participating securities	(2)	(4)	(12)	(15)
Net earnings allocable to common shares	$223	$400	$1,505	$1,710
Weighted-average common shares outstanding	1,250	1,390	1,283	1,415
Dilutive effect of non-participating share-based awards	2	2	3	2
Weighted-average common shares, as adjusted	1,252	1,392	1,286	1,417
Diluted earnings per common share	$0.18	$0.29	$1.17	$1.21

Stock options to purchase 18.0 million and 20.0 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the three months ended October 28, 2011, and October 29, 2010, respectively.  Stock options to purchase 18.4 million and 19.9 million shares of common stock were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive for the nine months ended October 28, 2011, and October 29, 2010, respectively.

Note 12: Supplemental Disclosure -

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Long-term debt	$83	$76	$250	$230
Capitalized lease obligations	10	9	28	27
Interest income	(3)	(3)	(10)	(8)
Interest capitalized	(3)	(5)	(7)	(12)
Interest on tax uncertainties	3	1	4	5
Other	1	2	4	4
Interest - net	$91	$80	$269	$246

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 28, 2011	October 29, 2010
Cash paid for interest, net of amount capitalized	$353	$314
Cash paid for income taxes	$787	$1,262
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$172	$47
Loss on equity method investments	$(7)	$(3)
Cash dividends declared but not paid	$176	$154
Non-cash employee stock option exercises	$2	$-

Note 13: Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that amends the existing requirements for fair value measurement and disclosure.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity.   The guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that amends the presentation requirements for comprehensive income in financial statements. The guidance requires entities to report components of comprehensive income either as part of a single continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income.  The guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. The adoption of this guidance will impact the presentation of comprehensive income, but will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued authoritative guidance that amends the existing requirements for goodwill impairment testing. The guidance gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment at their annual assessment date before calculating the fair value of a reporting unit. Companies will be required to perform the two-step impairment test only if, based on the qualitative evaluation, it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. Companies will continue to be required to determine qualitatively whether an interim goodwill impairment test is required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of the adoption of the guidance on its consolidated financial statements.

Note 14: Subsequent Event - On November 23, 2011, the Company issued $1.0 billion of unsecured notes in two tranches: $500 million of 3.8% notes maturing in 2021 (the 2021 Notes) and $500 million of 5.125% notes maturing in 2041 (the 2041 Notes).  The 2021 and 2041 Notes were issued at discounts of approximately $3 million and $5 million, respectively.  Interest on these notes is payable semiannually in arrears in May and November of each year until maturity, beginning in May 2012.

These notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption.  The redemption price before three months for the 2021 Notes or six months for the 2041 Notes prior to the applicable maturity date is equal to the greater of (1) 100% of the principal amount of the notes to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate, equal to a benchmark interest rate plus a spread.  The redemption price within three months for the 2021 Notes or six months for the 2041 Notes prior to the applicable maturity date is equal to 100% of the principal amount of the notes to be redeemed plus accrued interest thereon to but excluding the date of redemption.  The indenture under which the notes were issued also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs.  If elected under the change in control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity.   However, the indenture contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 28, 2011 and October 29, 2010, and the related consolidated statements of current and retained earnings for the fiscal three and nine-month periods then ended and of cash flows for the fiscal nine-month periods ended October 28, 2011 and October 29, 2010. These consolidated interim financial statements are the responsibility of the Company’s management.

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
December 1, 2011

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 28, 2011, and October 29, 2010.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2010.  This discussion and analysis is presented in seven sections:

•	Executive Overview
•	Operations
•	Company Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

We are focused on improving our core business, while also developing new capabilities and services for the future.  During the third quarter, we reorganized our store operations and merchandising organizations to improve efficiencies, increase speed to market for new products and services, and enhance the customer’s shopping experience.  As part of these decisions and our efforts to focus resources in a manner that will generate the greatest shareholder value, we announced the closing of 27 underperforming stores during the quarter.  In addition, after completing a comprehensive review of our pipeline of proposed new stores, we decided to discontinue a number of planned new store projects. We now expect to open 10 to 15 new stores per year in North America beginning in fiscal 2012, which represents a greater than 50% reduction in our expansion plan.  Charges associated with store closings and discontinued projects, which include the impairment of long-lived assets, write-off of costs related to store sites the Company no longer intends to pursue, exit costs and inventory lower of cost or market adjustments, were $336 million for the third quarter.

In addition to these changes to our organizational structure and store base, we continued to invest in our store systems infrastructure in order to enhance system speed and ease of use for our associates, providing a better experience for customers and greater productivity in our service model. As of the end of the third quarter, we are over 90% complete in upgrading our in-store data capacity.  We also rolled out mobile devices based on Apple’s iPhone® technology to more than 60% of our stores during the quarter, which will allow our store employees to scan items, track inventory, print price labels and search for items without ever leaving a customer.

We are also making incremental improvements to our business, with a near-term focus on value improvement and product differentiation. Value improvement will ensure that we are getting the lowest inventory acquisition cost and rationalizing the use of promotions, which will allow us to provide low everyday retail prices.  It also involves localizing our product assortments to ensure that we have the right product, in the right market, in the right quantity. Product differentiation will establish Lowe’s as the place to find the newest and most relevant products for home improvement and involves refreshing displays in our stores, while at the same time, expanding our online product assortments beyond what we stock in our stores to meet the demands of the customer.  We recognize that we need to bring excitement back to the Lowe’s experience and are confident that we are moving forward on a clear path to achieve this objective.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 28, 2011	October 29, 2010	2011 vs. 2010	2011 vs. 2010
Net sales	100.00%	100.00%	N/A	2.3%
Gross margin	34.06	35.05	(99)	(0.6)
Expenses:
Selling, general and administrative	27.27	25.30	197	10.3
Depreciation	3.05	3.44	(39)	(9.5)
Interest - net	0.77	0.69	8	14.1
Total expenses	31.09	29.43	166	8.0
Pre-tax earnings	2.97	5.62	(265)	(45.9)
Income tax provision	1.07	2.13	(106)	(48.7)
Net earnings	1.90%	3.49%	(159)	(44.2)%
EBIT margin 1	3.74%	6.31%	(257)	(39.4)%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 28, 2011	October 29, 2010	2011 vs. 2010	2011 vs. 2010
Net sales	100.00%	100.00%	N/A	0.6%
Gross margin	34.66	35.02	(36)	(0.4)
Expenses:
Selling, general and administrative	24.84	24.03	81	4.0
Depreciation	2.84	3.12	(28)	(8.1)
Interest - net	0.70	0.64	6	9.5
Total expenses	28.38	27.79	59	2.8
Pre-tax earnings	6.28	7.23	(95)	(12.7)
Income tax provision	2.35	2.73	(38)	(13.7)
Net earnings	3.93%	4.50%	(57)	(12.1)%
EBIT margin 1	6.98%	7.87%	(89)	(10.9)%

	Three Months Ended		Nine Months Ended
Other Metrics	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Comparable store sales (decrease) increase 2	0.7%	0.2%	(1.0)%	1.4%
Total customer transactions (in millions)	192	188	619	616
Average ticket 3	$61.84	$61.59	$62.28	$62.27
At end of period:
Number of stores	1,744	1,734
Sales floor square feet (in millions)	196	196
Average store size selling square feet (in thousands) 4	113	113

1 EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.

2  A comparable store is defined as a store that has been open longer than 13 months. A store that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated store must then remain open longer than 13 months to be considered comparable. A store that we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing.

3 Average ticket is defined as net sales divided by the total number of customer transactions.
4 Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.

Net Sales – Net sales increased 2.3% to $11.9 billion in the third quarter of 2011, driven by an increase in total customer transactions of 1.9% and an increase in average ticket of 0.4%.  Comparable store sales increased 0.7% over the same period.  Comparable store customer transactions increased approximately 0.7%, while comparable store average ticket was flat for the quarter.  Strong customer response to our 5% discount offered to Lowe’s credit cardholders positively impacted comparable store sales by approximately 90 basis points for the quarter and storm preparedness and recovery efforts related to hurricane Irene positively impacted comparable store sales by approximately 60 basis points. However, our business continues to be negatively impacted by sales of big-ticket projects.  During the third quarter, comparable store sales for transactions greater than $500 declined 0.8% driven by declines in millwork, appliances and cabinets & countertops.

Hurricane Irene preparedness and recovery efforts along the eastern coastline, inland mid-Atlantic and New England areas, contributed to positive comparable store sales in Building Materials, with particularly strong demand for roofing products.  Rough Plumbing and Lawn & Landscape Products also benefited from storm recovery efforts, which drove sales of dehumidifiers, sump pumps and generators.  In addition, Tools benefited from sales of wet-dry vacuums resulting from hurricane recovery, along with strong sales of our new line of Kobalt® tools. Seasonal Living, Fashion Electrical and Hardware also performed above the company average comparable store sales change for the quarter.  Fashion Electrical benefited from increased customer demand for both energy-saving LED bulbs and incandescent bulbs in anticipation of pending federal regulations, and Seasonal Living generated strong comparable store sales as a result of seasonal clearance of patio furniture.

Comparisons to increased sales in the prior year driven by tax credits, along with fewer promotions in the current year, led to double-digit negative comparable store sales in Millwork, with the greatest impact being realized in entry doors, storm doors and windows. While we experienced strong market share gains in Cabinets & Countertops, this was more than offset by the contracting market for these products. In addition, Appliances experienced sales below the company average due to our decision not to match our competitors’ third quarter percent-off promotions.

Net sales increased 0.6% to $38.6 billion for the first nine months of 2011 compared to 2010, while comparable store sales decreased 1.0% over the same period. Performance for the first nine months of 2011 was impacted by many of the same factors which affected the third quarter as we experienced negative comparable store sales in Millwork, Appliances and Cabinets & Countertops, resulting from difficult comparisons to prior year sales driven by tax credits along with fewer promotions in the current year.  However, comparable store sales in Building Materials, Rough Plumbing and Tools were positively impacted by storm recovery efforts due to severe weather throughout the first nine months of the year and favorable customer response to our new lines of Kobalt® mechanics and power tools.

Gross Margin - For the third quarter of 2011, gross margin decreased 99 basis points as a percentage of sales, driven by margin rate.  Margin rate was negatively impacted by approximately 35 basis points as a result of strong customer response to our 5% discount offer to Lowe’s credit cardholders and the launch of our commercial program at the end of the second quarter. Inflation, driven primarily by paint, also negatively impacted margin rate by 23 basis points, and clearance activity associated with seasonal sell through negatively impacted margin rate by 10 basis points. We are working to lessen our promotional activity, while moving to an everyday low price philosophy, which also negatively impacted gross margin by approximately 10 basis points.  In addition, margin was negatively impacted by 13 basis points due to higher fuel costs and approximately 10 basis points due to inventory lower of cost or market adjustments associated with our decisions announced during the quarter to close 27 stores.

Gross margin decreased 36 basis points as a percentage of sales for the first nine months of 2011 compared to 2010, primarily driven by negative impacts associated with distribution expenses of 17 basis points, lower of cost or market adjustments for discontinued inventory and closed stores of 9 basis points and decreases in margin rate primarily attributable to the third quarter of 2011.

SG&A - For the third quarter of 2011, SG&A expense increased 197 basis points as a percentage of sales compared to the third quarter of 2010, driven primarily by asset impairment and other costs associated with store closings and discontinued projects. Together these items along with asset impairment losses related to operating locations, resulted in de-leverage of 256 basis points compared to the prior year.  We also experienced 19 basis points of de-leverage related to investments made to improve customer experiences, including expenses associated with additional internal and external staffing and technology expenditures.  Legal expense de-leveraged 17 basis points, and we experienced 12 basis points of de-leverage associated with rolling out new end caps and displays in a portion of our stores.  In addition, we experienced approximately 10 basis points of de-leverage in corporate payroll expense, primarily related to severance costs associated with the restructuring of our store operations organization. These were partially offset by leverage of 89 basis points associated with our proprietary credit card program due to reduced program costs associated with anticipated losses and promotional financing as more customers took advantage of the 5% discount and a reduction in overall tender costs as the penetration of proprietary credit increased.  In addition, self-insured casualty leveraged 18 basis points and bonus expense leveraged 14 basis points due to lower projected attainment levels for the year relative to plan.

The 81 basis point increase in SG&A as a percentage of sales for the first nine months of 2011 compared to 2010 was driven by the factors that impacted SG&A in the third quarter.

Depreciation – Depreciation expense leveraged 39 basis points compared to the third quarter of 2010 primarily due to a lower asset base resulting from decreased capital spending.  Property, less accumulated depreciation, totaled $21.9 billion at October 28, 2011, and $22.2 billion at October 29, 2010.  As of October 28, 2011 and October 29, 2010, we owned 89% and 88% of our stores, respectively, which includes stores on leased land.

Income Tax Provision - Our effective income tax rate was 36.0% and 37.3% for the three and nine months ended October 28, 2011, respectively, and 38.0% and 37.8% for the three and nine months ended October 29, 2010, respectively.  The lower effective tax rate for the three and nine months ended October 28, 2011, was attributable to the benefit of a one-time federal employee retention tax credit in 2011 and the favorable settlement of certain state tax matters. Our effective income tax rate was 37.7% for fiscal 2010.

COMPANY OUTLOOK

The Company’s fiscal year ends on the Friday nearest the end of January.  The three and twelve months ended January 28, 2011, include 13 and 52 weeks, respectively.  The three and twelve months ended February 3, 2012, include 14 and 53 weeks, respectively.

Fourth Quarter

As of November 14, 2011, the date of our third quarter 2011 earnings release, we expected total sales to increase approximately 8%, which included the 14th week. The 14th week is expected to increase total sales by approximately 7%. The Company expected comparable store sales to be approximately flat to positive 1%.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to decrease approximately 50 basis points, which included approximately 10 basis points impact from additional expenses associated with previously announced store closings.  In addition, depreciation expense was expected to be approximately $370 million.  Diluted earnings per share of $0.20 to $0.23 were expected for the fourth quarter. All comparisons are with the fourth quarter of fiscal 2010, a 13-week quarter.

Fiscal 2011

As of November 14, 2011, the date of our third quarter 2011 earnings release, we expected total sales to increase 2% to 3%, which included the 53rd week. The 53rd week was expected to increase total sales by approximately 1.5%.  We expected comparable store sales to decline approximately 1%.  We expected to open approximately 25 new stores during 2011.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to decrease 80 to 90 basis points, which included approximately 80 basis points from charges associated with store closings and discontinued projects.  In addition, depreciation expense was expected to be approximately $1.5 billion.  Diluted earnings per share of $1.37 to $1.40 were expected for fiscal 2011, which included approximately $0.20 per share impact from charges associated with store closings and discontinued projects.  All comparisons are with fiscal 2010, a 52-week year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  Net cash provided by operating activities for the nine months ended October 28, 2011 increased slightly from the nine months ended October 29, 2010, driven by changes in working capital.  Within working capital we experienced the greatest changes in merchandise inventory and accounts payable. Merchandise inventory increased 5.2% over the third quarter of 2010 due to additional investments in holiday merchandise and the timing of the associated inventory purchases, investments in storm related products and the expansion of certain product lines. Accounts payable also experienced a corresponding increase from the third quarter of 2010 due to the timing of inventory purchases.  The decrease in net cash used in investing activities for the nine months ended October 28, 2011, versus the nine months ended October 29, 2010, was driven by net sale activity related to investments partially offset by an increase in cash used for property acquired related to corporate systems and store information technology investments. Net cash used in financing activities for the nine months ended October 28, 2011 was primarily driven by share repurchases of $2.4 billion.  Net cash used in financing activities for the nine months ended October 29, 2010 was primarily attributable to share repurchases of $1.6 billion, partially offset by net proceeds from the issuance of $1.0 billion of notes in April 2010 and the repayment of $500 million of notes that matured in June 2010.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  On October 25, 2011, we entered into a second amended and restated credit agreement (Amended Facility) to modify the senior credit facility dated June 2007, which provided for borrowings of up to $1.75 billion through June 2012.  The Amended Facility extends the maturity date to October 2016 and provides for borrowings of up to $1.75 billion. The Amended Facility supports our commercial paper program and has a $500 million letter of credit sublimit.   Letters of credit issued pursuant to the Amended Facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the Amended Facility.  The Amended Facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the Amended Facility.  We were in compliance with those covenants at October 28, 2011.  Thirteen banking institutions are participating in the Amended Facility.  As of October 28, 2011, there were no outstanding borrowings or letters of credit under the Amended Facility and no outstanding borrowings under our commercial paper program.

We also have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of October 28, 2011, there were no outstanding borrowings under the C$ credit facility.

Our board of directors recently approved a change in policy that increases our debt capacity by approximately $3.0 billion from the amount outstanding at October 28, 2011, of $6.6 billion.  We currently plan to issue up to that additional amount of unsecured debt by the end of fiscal year 2012, subject to continued consideration of our performance, the macroeconomic environment and debt capital markets.  We plan to use the net proceeds for general corporate purposes, which may include repurchases of shares of our common stock, capital expenditures, acquisitions and working capital needs.  Subsequent to the end of the quarter, on November 23, 2011, we issued $1.0 billion of unsecured notes, in two tranches:  $500 million of 3.8% notes maturing in November 2021 and $500 million of 5.125% notes maturing in November 2041.  Net proceeds from the 3.8% and 5.125% notes were $497 million and $495 million, respectively.

We expect to continue to have access to the capital markets on both short and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of December 1, 2011, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Outlook	Negative	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for our expansion plans, investments in our existing stores, investments in information technology, repurchases of shares of common stock and acquisitions, if any, over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price. In addition, we do not have a significant amount of cash held in foreign affiliates.

Cash Requirements

Capital Expenditures

Our fiscal 2011 capital expenditures forecast is $1.9 billion to $2.0 billion, inclusive of approximately $100 million of lease commitments, resulting in planned net cash outflow between $1.8 billion to $1.9 billion. Approximately 35% of the planned net cash outflow is for store expansion. Our expansion plans for 2011 consist of approximately 25 new stores.  Approximately 95% of the 2011 projects are expected to be owned, which includes approximately 20% of the stores on leased land.  In addition, approximately 35% of the planned net cash outflow is for investment in our existing stores.  Other planned capital expenditures include investing in our distribution and corporate infrastructure, including enhancements in information technology.

Debt and Capital

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  During the second quarter of 2011, the Company utilized the remaining authorization existing under the prior share repurchase program that was authorized on January 29, 2010. On August 19, 2011, the Company's Board of Directors authorized a new $5.0 billion share repurchase program with no expiration.  As of October 28, 2011, we had remaining authorization of $5.0 billion under the program. The share repurchase program is further described in Note 8 to the consolidated financial statements (unaudited) included herein.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 28, 2011, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2010.  Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

Subsequent to the end of the quarter, we issued an additional $1.0 billion of unsecured notes maturing in November 2021 and November 2041, which are further described in Note 14 to the consolidated financial statements (unaudited) included herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report.  Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report. However, given the estimates made this quarter regarding the evaluation of long-lived asset impairment and our store closing lease obligations, we have elected to provide additional disclosure related to our critical accounting policy for long-lived asset impairment and have added a critical accounting policy for store closing lease obligations.

Long-Lived Asset Impairment

Description
We review the carrying amounts of locations whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  When evaluating locations for impairment, our asset group is at an individual location level, as that is the lowest level for which cash flows are identifiable.  Cash flows for individual locations do not include an allocation of corporate overhead.

We evaluate locations for triggering events relating to long-lived asset impairment on a quarterly basis to determine when a location’s assets may not be recoverable.  For operating locations, our primary indicator that assets may not be recoverable is consistently negative cash flow for a 12-month period for those locations that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing operating results.  Management also monitors other factors when evaluating operating locations for impairment, including individual locations’ execution of their operating plans and local market conditions, including incursion, which is the opening of either other Lowe’s locations or those of a direct competitor within the same market.  We also consider there to be a triggering event when there is a current expectation that it is more likely than not that a given location will be closed significantly before the end of its previously estimated useful life.

A potential impairment has occurred if projected future undiscounted cash flows expected to result from the use and eventual disposition of the location’s assets are less than the carrying amount of the assets.  When determining the stream of projected future cash flows associated with an individual operating location, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and controllable expenses, such as store payroll and occupancy expense, as well as asset residual values or lease rates.  An impairment loss is recognized when the carrying amount of the operating location is not recoverable and exceeds its fair value.

We use an income approach to determine the fair value of our individual operating locations, which requires discounting projected future cash flows.  This involves making assumptions regarding both a location’s future cash flows, as described above, and an appropriate discount rate to determine the present value of those future cash flows.  We discount our cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  The selected market participants represent a group of other retailers with a market footprint similar in size to ours.

We use a market approach to determine the fair value of our individual locations identified for closure.  This involves making assumptions regarding the estimated selling prices or estimated lease rates by obtaining information from property brokers or appraisers in the specific markets being evaluated.  The information includes comparable sales of similar assets and assumptions about demand in the market for purchase or lease of these assets.

Judgments and uncertainties involved in the estimate
Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more likely than not that a location will be closed significantly before the end of its previously estimated useful life.  Our impairment loss calculations require us to apply judgment in estimating expected future cash flows, including estimated sales, margin and controllable expenses, and assumptions about market performance for operating locations and estimated selling prices or lease rates for locations identified for closure.  We also apply judgment in estimating asset fair values, including the selection of an appropriate discount rate for fair values determined using an income approach.

Effect if actual results differ from assumptions
During the first nine months of 2011, seven operating locations and 27 locations identified for closure experienced a triggering event and were evaluated for recoverability.  Four of the seven operating locations and all 27 of the locations identified for closure were determined to be impaired.  We recorded impairment losses related to operating locations and locations identified for closure of $308 million during the first nine months of 2011, compared to $36 million during the first nine months of 2010.

We have not made any material changes in the methodology used to estimate the future cash flows of operating locations or locations identified for closure during the past three fiscal years.  If the actual results are not consistent with the assumptions and judgments we have made in determining whether it is more likely than not that a location will be closed significantly before the end of its useful life or in estimating future cash flows and determining asset fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses.

Three of the seven operating locations that experienced a triggering event during 2011 were determined to be recoverable and therefore were not impaired.  For these three locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets. A 10% reduction in projected sales used to estimate future cash flows at the latest date that these three operating locations were evaluated for impairment would have resulted in the impairment of one of these locations and increased recognized impairment losses by $8 million.

We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

All 27 of the locations identified for closure during the first nine months of 2011 were determined to be impaired.  For these locations, a 10% reduction in the estimated selling prices for owned locations, or the present value of estimated cash inflows from sublease activity for leased locations, at the dates that the locations were evaluated for impairment would have increased recognized impairment losses by $7 million.

Store Closing Lease Obligations

Description

When locations under operating leases are closed, we recognize a liability for the fair value of future contractual obligations associated with the leased location.  The fair value of the store closing lease obligation is determined using an expected present value cash flow model incorporating future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items, discounted at a credit-adjusted risk free rate.  Estimating the fair value involves making assumptions regarding estimated sublease income by obtaining information from property brokers or appraisers in the specific markets being evaluated.  The information includes comparable lease rates of similar assets and assumptions about demand in the market for leasing these assets.  Subsequent changes to the liability, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of the change.

Judgments and uncertainties involved in the estimate
Our store closing lease liability calculations require us to apply judgment in estimating expected future cash flows, primarily related to estimated sublease income, and the selection of an appropriate discount rate.

Effect if actual results differ from assumptions
During the first nine months of 2011, 11 stores under operating lease were closed, which includes one store that was relocated.  We recorded $64 million of expense for lease obligations during the first nine months of 2011. These charges included $55 million related to new liabilities recorded during the first nine months of 2011 and $9 million of adjustments related to previously recorded liabilities.

We have not made any material changes in the methodology used to estimate the expected future cash flows of closed locations under operating leases during the past three fiscal years.  If the actual results are not consistent with the assumptions and judgments we have made in estimating expected future cash flows, our store closing lease obligation losses could vary positively or negatively from our estimated losses.   A 10% decrease in the estimated present value of cash inflows from sublease activity for the 11 stores under operating lease that closed during the first nine months of 2011 would have increased expenses recorded for lease obligations by approximately $10 million.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements of the company's expectations for sales growth, comparable store sales, earnings and performance, capital expenditures, store openings, the housing market, the home improvement industry, demand for services, share repurchases and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although the company believes that the expectations, opinions, projections, and comments reflected in its forward-looking statements are reasonable, it can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of falling home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) locate, secure, and successfully develop new sites for store development particularly in major metropolitan markets; (v) respond to fluctuations in the prices and availability of services, supplies, and products; (vi) respond to the growth and impact of competition; (vii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (viii) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated versions thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 28, 2011, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 28, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2011.

Item 5. - Other Information

The Company has previously entered into Management Continuity Agreements with each of the executive officers named in the summary compensation table (the “Named Executives”) included in the Company’s proxy statement for its annual meeting of shareholders held on May 27, 2011 that the Company filed with the Securities and Exchange Commission on April 11, 2011 (the “Proxy Statement”) and other senior officers of the Company. The Compensation Committee of the Board of Directors of the Company (the "Committee") approved amended and restated Management Continuity Agreements in 2009 that comply with the requirements of Section 409A of the Internal Revenue Code. In connection with the amendment and restatement process, the Committee established (i) a policy on which executive and senior officers of the Company should be covered by a Management Continuity Agreement (resulting in a decrease in the number of these agreements) and (ii) a standard level of benefits to be provided under the agreements that complies with the Senior Executive Severance Policy adopted by the Board of Directors, a copy of which was included as Appendix C to the Proxy Statement.

The agreements provide for certain benefits if the Company experiences a change-in-control followed by termination of the executive’s employment:

•	by the Company’s successor without cause;

•	by the executive during the 30-day period following the first anniversary of the change-in-control; or

•	by the executive for certain reasons, including a downgrading of the executive’s position.

“Cause” means continued and willful failure to perform duties or conduct demonstrably and materially injurious to the Company or its affiliates.

All of these agreements previously provided for one-year terms. On the first anniversary, and every anniversary thereafter, the term was extended automatically for an additional year unless the Company elected not to extend the term. Upon the recommendation of the Committee, the Board of Directors has, effective November 25, 2011, amended the agreements with the Named Executives and other senior officers to eliminate the renewal provision and provide instead for an indefinite term for all of the agreements, subject only to these agreements automatically expiring on the second anniversary of a change-in-control.

If benefits are paid under an agreement, the executive will receive (i) a lump-sum severance payment equal to the present value of 2.99 times the executive’s annual base salary, annual incentive compensation and welfare insurance costs, and (ii) any other unpaid salary and benefits to which the executive is otherwise entitled. In addition, the executive will be compensated for any excise tax liability he may incur as a result of any benefits paid to the executive being classified as excess parachute payments under Section 280G of the Internal Revenue Code and for income and employment taxes attributable to such excise tax reimbursement.

All legal fees and expenses incurred by the executives in enforcing these agreements will be paid by the Company.

The Company’s long-term incentive plan provides that, if within one year after a change in control, an executive’s employment is terminated by the Company without cause or by the executive for good reason, then all outstanding stock options will become fully exercisable and all restrictions and performance conditions on outstanding restricted stock and performance share awards will lapse.

Information about the amounts that would have been payable to the Named Executives under the Management Continuity Agreements and the Company’s long-term incentive plan if a change-in-control of the Company had occurred on January 28, 2011 and the Named Executives’ employment was terminated by the Company’s successor without cause immediately thereafter is included on page 28 of the Company’s Proxy Statement.

Item 6 - Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated and Amended Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	November 12, 2010

10.1	Amendment No. 3 to the Lowe's Companies Benefit Restoration Plan, as amended and restated effective January 1, 2008.*‡

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

December 1, 2011 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer