Form 10-K
period 2012-02-03
LOWES COMPANIES INC
filed 2012-04-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2012
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

As of July 29, 2011, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27.2 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 30, 2012
Common Stock, $0.50 par value	1,198,910,882

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2012 Annual Meeting of Shareholders	Part III

 LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer.  As of February 3, 2012, we operated 1,745 stores, comprised of 1,712 stores across 50 U.S. states, 31 stores in Canada and two stores in Mexico.  Our 1,745 stores represent approximately 197 million square feet of retail selling space.

We opened 25 stores in fiscal 2011, which included the relocation of two existing stores. Seven of the stores were opened in Canada.  In fiscal 2011, we closed 27 stores in the U.S.  We expect to open approximately 10 stores in fiscal 2012.  We are flexible in the size of store we open as we strive to maximize our return on investment by considering market demographics and land availability, among other factors, to determine the appropriate size for each particular market.

During 2009, we entered into a joint venture agreement with Australian retailer Woolworths Limited, to develop a chain of home improvement stores in Australia. We are a one-third owner of the joint venture.  The venture opened its first seven stores under the name Masters™ in 2011, and expects to open 15 to 20 stores in 2012.

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

Our Promise

We strive to be customers’ first choice for home improvement.  Customers expect that we will not only sell the products they need and want, but also deliver a full solution by being a partner through each step of the home improvement process, from inspiration and planning to completion and enjoyment.  Our goal is to execute better than our competitors, and make the process of home improvement as seamless and simple as possible for customers. At the core of this goal are three principles: possibilities, support and value.  Possibilities means providing customers with inspiration and ideas for enhancing and maintaining their homes through innovative solutions.  Support means being a trusted partner and resource whenever and wherever customers need us in the home improvement process.  Value means offering competitive prices plus helping customers successfully accomplish their home improvement goals.

Customers, Market and Competition

Our Customers

We serve homeowners, renters and commercial business customers.  Individual homeowners and renters complete a wide array of projects and vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM).  Commercial business customers include those who work in construction, repair/remodel, commercial and residential property management, or business maintenance professions.

Based on our analysis of the market we have identified various types of home improvement customers.  Our target customer is the “creator”, whether they are a homeowner, renter, or commercial business customer. The creator is the most active in the home improvement category in terms of visits and amount of spend. Creators seek quality tailored experiences, and are on the lookout for new ideas to improve homes.  We believe that if we focus on the needs of these more discerning customers we will meet or exceed the needs of other customers.

Our Market

We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.  The total annual revenue reported for businesses included in NAICS Subsector 444 in 2011 was $300 billion, which represented an increase of 5.7% from the total amount reported in 2010. The total annual revenue reported for businesses included in NAICS Subsector 444 in 2010 was $284 billion, which represented an increase of 5.9% over the amount reported for 2009.  NAICS Subsector 444 represents approximately half of what we consider the total market for our products and services.

There are many variables that impact consumer demand for the home improvement products and services we offer.  Key indicators we monitor include employment, home prices, real disposable personal income, housing turnover, and home ownership levels.  We also monitor demographic and societal trends that are indicators of home improvement industry growth.

•
The forecasted average unemployment rate of 8.2% for 2012 from the March 2012 Blue Chip Economic Indicators™ is lower than the 9.0% average seen in 2011, but suggests nonetheless that Americans will continue to face challenging employment prospects this year.

•
Home prices temporarily stabilized in late 2009 after falling nearly 25% from peak levels in 2005, according to data from the National Association of Realtors® and Moody’s Analytics.  Home prices temporarily improved in early 2010 and remained relatively stable for the year, supported by the federal home-buyer tax credit and voluntary foreclosure moratoria instituted by several large mortgage loan service providers.  However, in 2011 home prices fell about 4.0% nationally, primarily weighed down by sales of distressed properties. Economists generally expect home prices to decline another 1% to 3% during 2012 as foreclosure activity further accelerates.

•
Although growth in real disposable personal income continues to improve, it is projected to grow at a slower pace for 2012 than the long-term average annual increase of 3.3% during the period from 1960 to 2010.  Real disposable personal income growth is forecasted to be 1.5% for calendar 2012, compared with 1.3% for calendar 2011, based on data from the March 2012 Blue Chip Economic Indicators™.

•
Housing turnover, which peaked in calendar year 2005, remains significantly below peak levels according to The National Association of Realtors.  However, recent data suggests that housing turnover in 2012 will increase over 2011.

•
According to the U.S. Census Bureau, while U.S. home ownership levels over the past year have continued their decline, from 66.5% in the fourth quarter of 2010 to 66.0% in the fourth quarter of 2011, they remain above their historical average.

These indicators are important to our business because they impact income available to purchase our products and services, or otherwise provide an established customer base for home maintenance and repair projects.  Currently, these indicators suggest moderately improving consumer demand for the home improvement products and services we sell.  However, in this uncertain economic environment, we continue to balance implementation of our long-term growth plans with our near-term focus on improving performance and maintaining adequate liquidity.

Our Competition

The home improvement retailing business includes many competitors.  We compete with other home improvement warehouse chains and lumberyards in most of our trade areas.  We also compete with traditional hardware, plumbing, electrical and home supply retailers.  In addition, we compete, with respect to some of our products, with general merchandise retailers, mail order firms, warehouse clubs, online and other specialty retailers.  Our target customers value reputation, customer experience, quality and price of merchandise, and range and availability of products and services.  Location of stores also continues to be a key competitive factor in our industry. However, the increasing use of technology and the simplicity of online shopping also underline the importance of multi-channel presence as a competitive factor.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.

Products and Services

Our Products

Product Selection
To meet customers’ varying home improvement needs, we offer a complete line of products for maintenance, repair, remodeling, and home decorating.  We offer home improvement products in the following categories: Appliances, Lawn & Landscape, Fashion Electrical, Lumber, Building Materials, Paint, Home Fashions, Storage & Cleaning, Rough Plumbing, Flooring, Tools, Seasonal Living, Millwork, Hardware, Fashion Plumbing, Nursery and Cabinets & Countertops.  A typical Lowe's store stocks approximately 40,000 items, with hundreds of thousands of items available through our Special Order Sales system and Lowes.com.  In 2011, Lowe’s implemented flexible fulfillment, which allows the customer to order products that can be shipped parcel post and that are stocked in an RDC, a store, or in a vendor's distribution center, and have them shipped directly to a home or place of business.  Most items can be ordered and delivered within two days.  See Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand name merchandise, as well as building long-term value for Lowe’s through the development of private brands.

National Brand Name Merchandise
In many product categories, customers look for a brand they know and trust to instill confidence in their purchase.  Each Lowe’s store carries a wide selection of national brand-name merchandise such as Whirlpool® appliances and water heaters, GE® and Samsung® appliances, Stainmaster® carpets, Valspar® paints and stains, Pella® windows and doors, Sylvania® light bulbs, Dewalt® power tools, Owens Corning® roofing, Johns Manville® insulation, James Hardie® fiber cement siding and many more.  Our merchandise selection provides the DIY, DIFM and commercial business customer a one-stop shop for a wide variety of national brand name merchandise needed to complete home improvement, repair, maintenance or construction projects.

Private Brands
Private brands are an important element of our overall portfolio, helping to differentiate us from the competition with unique innovations and designs.  Private brands also provide a value alternative to national brands and, in categories where there are no strong national brands, can be used to give the customer a more simplified shopping experience.  We sell private brands throughout our stores including Tools, Seasonal Living, Home Fashions, Storage & Cleaning, Paint, Fashion Plumbing, Flooring, Millwork, Hardware, Fashion Electrical and Lumber.  Some of Lowe’s most important private brands include Kobalt® tools, allen+roth® home décor products, Blue Hawk® home improvement products, Project Source® everyday essentials, Portfolio® lighting products, Garden Treasures® lawn and patio products, Utilitech® electrical and utility products, Reliabilt® doors and windows, Aquasource® faucets, sinks and toilets, Harbor Breeze® ceiling fans, Top Choice® lumber products and Iris® home automation and management products.

Supply Chain
We source our products from over 7,000 vendors worldwide with no single vendor accounting for more than 7% of total purchases.  We believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 14 highly-automated regional distribution centers (RDCs) in the United States, with a fifteenth RDC under construction.  On average, each domestic RDC serves approximately 120 stores.  In addition, we lease and operate a distribution facility to serve our Canadian stores.

We also operate 15 flatbed distribution centers to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, irrigation pipe, vinyl siding, ladders and building materials.  Additionally, we operate four facilities to support our import business and flexible fulfillment capabilities.  We also utilize three third-party transload facilities, which are the first point of receipt for imported products.  The transload facilities sort and allocate products to RDCs based on individual store demand and forecasts.

On average in fiscal 2011, approximately 75% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to our stores from vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Flooring, Millwork and Cabinets & Countertops accounting for the majority of sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to maintain their focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 6% of total sales in fiscal 2011.

Extended Protection Plans and Repair Services
We offer extended protection plans on appliances, tools and outdoor power equipment.  Lowe’s extended protection plans provide customers with product protection that enhances or extends the manufacturer’s warranty.  We provide in warranty and out of warranty repair services for major appliances, outdoor power equipment and tools through our stores or in the home through our Lowe’s Authorized Service Repair Network. Our contact center takes the calls, diagnoses the problems, and facilitates the resolutions making after-sales service simpler for customers because we manage the entire process.

Credit Financing
We offer a proprietary consumer credit card for retail customers under an agreement with GE Money Bank.  This program provides Lowe's consumer credit cardholders with 5% off everyday purchases. For purchases above $299 customers have their choice of no-interest financing or the 5% off value.

We also offer proprietary credit programs for commercial business customers.  They include a Lowe’s Business Account, which is ideal for small- to medium-size businesses and offers minimum monthly payments, and Lowe’s Accounts Receivable, which is ideal for medium- to large-size businesses that pay in full each month.  These programs provide a 5% discount to commercial business customers when they use their Lowe’s commercial credit account.  We also offer the Lowe’s Business Rewards Card from American Express®.

For additional information regarding our credit programs, see the summary of our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Mylowes
In 2011, we introduced mylowes, a new online tool that is unique in the home improvement industry and makes managing, maintaining and improving homes simpler and more intuitive.  Using the capabilities provided by mylowes, customers can create home profiles, save room dimensions and paint colors, organize owners' manuals and product warranties, create shopping, to-do and wish lists for projects on the horizon, set recurring reminders for common maintenance items and store purchase history from across all Lowe's channels through the use of mylowes.

Selling Channels

We have multiple channels through which we engage customers and sell our products and services, including in-store, online, on-site and contact centers. Although we sell through all of these channels, our primary channel to fulfill customer orders continues to be our retail home improvement stores.  Regardless of the channel through which customers choose to engage with us, we will provide them with a seamless experience and an endless aisle of products, enabled by our flexible fulfillment capabilities.

In-Store
Our 1,745 retail home improvement stores are generally open seven days per week and average approximately 113,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  Our stores offer similar products and services, with certain variations based on local market factors.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our stores now have Wi-Fi capabilities that provide customers with access to Lowes.com and related mobile applications, making information available quickly, to further simplify the shopping experience.

Online
Through Lowes.com, we seek to empower consumers by providing a 24/7 shopping experience and helping reduce the complexity of product decisions and home improvement projects by providing online product information, customer ratings and reviews, online buying guides and how-to videos and information.  These tools help consumers make more informed purchasing decisions and give them confidence as they undertake simple to more complex home improvement projects.  We also enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store as well as parcel shipment to their homes. In 2011, we introduced a mobile application for customers on the Apple iPhone®.  We also introduced a mobile application for our Creative Ideas publication, which provides inspirational home improvement ideas.  In 2011, Lowes.com accounted for approximately 1% of our total sales.

On-Site
We have on-site specialists available to retail customers and commercial business customers to assist them in selecting products and services for their projects.  Commercial account specialists meet with commercial business customers in their place of business or on a job site and leverage stores within the area to ensure we meet customer needs for products and resources.  Our Project Specialist Exteriors (PSE) program is available in most Lowe’s stores to discuss projects such as roofing, siding, fencing and windows, whose characteristics lend themselves to an in-home consultative sales approach.  PSEs take the measurements and tender the sale in the customer's home.

Contact Centers
Located in Wilkesboro, NC, and Albuquerque, NM, the Lowe's contact centers provide direct support to customers who contact Lowe’s via phone, e-mail or letter, including tendering sales.  They also provide store support, online sales support and facilitate repair services.

Employees

As of February 3, 2012, we employed approximately 161,000 full-time and 87,000 part-time employees.  No employees in the U.S. or Canada are covered by collective bargaining agreements. All employees in Mexico are covered by collective bargaining agreements. Management considers its relations with employees to be good.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has various additional trademarks, trade names and service marks, most of which are used in our private brand program.

Environmental Leadership

We continue to build on a history of environmental leadership by helping consumers reduce their energy and water use and their environmental footprint while saving money through a growing number of product and service solutions.  We offer a wide selection of environmentally responsible and energy-efficient products for the home, including ENERGY STAR® appliances, WaterSense® labeled toilets, paint with no volatile organic compounds (VOC), indoor and outdoor LED lighting, the GE GeoSpring® hybrid water heater, and in certain states, GE electric car charging stations.  Additionally, we offer in-store customer recycling for plastic bags, CFL light bulbs and rechargeable batteries.

Our role in helping consumers with their conservation was recognized by the U.S. Environmental Protection Agency (EPA) with our second consecutive ENERGY STAR Sustained Excellence Award in Retail (2010-2011), which recognizes our long-standing leadership as a retailer of energy-efficient products, as well as nine consecutive ENERGY STAR awards (2003-2011), including four ENERGY STAR Partner of the Year awards for educating consumers about the benefits of energy efficiency.  We were also recognized by the EPA WaterSense program with our third consecutive Retail Partner of the Year award.

Lowe’s also recognizes how efficient operations can help protect the environment and our bottom line. We examine our own operations to deliver efficiencies in energy use, water consumption and waste & recycling.  We annually track our carbon footprint and participate in the Carbon Disclosure Project, an independent not-for-profit organization holding the largest database of primary corporate climate change information in the world.  In an effort to mitigate the impact of our energy use, we also purchase Renewable Energy Certificates (REC) equal to 3% of our energy use, and are recognized as the sixth largest retail purchaser of green power in the EPA’s Green Power Partnership program.  To further reduce our footprint, we design energy-efficient features into new stores and during retrofits of existing stores.  These features include energy efficient lighting, white membrane cool roofs and HVAC units that meet or exceed ENERGY STAR qualifications.

We also strive to get products to our stores in an environmentally responsible manner.  We achieve that through involvement in the SmartWay® Transport Partnership, an innovative program launched by the U.S. EPA in 2004 that promotes environmentally cleaner, more fuel efficient transportation options.  Our latest recognition came in 2011 when we earned the 2011 SmartWay Team Champion.  This award was based on initiatives that resulted in reduced carbon dioxide emissions and less overall highway congestion. These included increasing shipping by rail, increasing efficiency of truckload shipments, allowing more products to be shipped on fewer trailers, and continuing to use a higher percentage of SmartWay carriers.

For more information on Lowe’s environmental leadership efforts, please refer to: http://www.lowescreativeideas.com/social/environment-our-mission.html

Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  They have in the past and may in the future increase our costs of doing business in a variety of ways, including indirectly through increased energy costs as producers of energy and petroleum, and potentially other major emitters of greenhouse gases, are subjected to increased or new regulation or legislation that results in greater regulation of greenhouse gas emissions.  We do not anticipate any material capital expenditures during fiscal 2012 for environmental control facilities or other costs of compliance with such laws or regulations.

Reaching Out

Lowe’s has a long and proud history of supporting local communities through public education and community improvement projects. In 2011, Lowe's and Lowe's Charitable and Educational Foundation (LCEF) contributed more than $32 million to schools and community organizations in the United States, Canada and Mexico. LCEF was created in 1957 to assist communities through financial contributions while also encouraging employees to become involved through volunteerism.  In 2011, Lowe’s and LCEF supported more than 4,000 community and education projects.  LCEF funds our signature education grant program, Lowe’s Toolbox for Education®, and national partnerships. Lowe’s Toolbox for

Education grants totaling more than $30 million have benefited approximately 3.5 million schoolchildren since 2006. Lowe’s has worked with Habitat for Humanity® since 2003 to combat substandard housing. Our commitment through 2013 will bring Lowe's Habitat contributions to nearly $40 million since the partnership began. We also partner with customers to support the American Red Cross, contributing more than $22 million since 1999.  Lowe’s encourages employee volunteerism through the Lowe’s Heroes program, a companywide initiative. Lowe's Heroes participated in more than 1,400 projects across North America in 2011. For more information on our community involvement, please see the Lowe’s Social Responsibility Report at Lowes.com/SocialResponsibility.

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

Item 1A - Risk Factors

We have developed a risk management process using periodic surveys, external research, risk mapping, analytics and other tools to identify and evaluate the operational, financial, environmental, reputational, strategic and other risks that could adversely affect our business.  For more information about our risk management process, which is administered by our Chief Risk Officer and includes developing risk mitigation controls and procedures for the material risks we identify, see the description included in the proxy statement for our annual meeting of shareholders (as defined in Item 10 of Part III of this Annual Report on Form 10-K) under “Board’s Role in the Risk Management Process.”

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
General economic factors and other conditions, both domestically and internationally, may adversely affect the U.S. economy, the global economy and our financial performance.  These include, but are not limited to, periods of slow economic growth or recession, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income, sustained high rates of unemployment, high consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, acts of terrorism and developments in the war against terrorism in Asia, the Middle East and other parts of the world.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable store sales.
Sales of many of our product categories and services are driven by the activity level of home improvement projects.  Steep declines in recent years’ home prices, the increasing number of households with little or negative equity, high mortgage delinquency and foreclosure rates, the reduction in the availability of mortgage financing, slower household formation growth rates, and lower housing turnover through existing home sales, have limited, and may continue to limit, consumers’ discretionary spending, particularly on larger home improvement projects that are important to our business.

Changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business.
Laws and regulations at the local, regional, state, federal and international levels change frequently and the changes can impose significant costs and other burdens of compliance on our business and our vendors.  Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affect employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues, could have an adverse impact, directly or indirectly, on our financial condition and results of operations.  Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations can increase our cost of doing business. In addition, we are subject to various procurement regulations applicable to our contracts for sales to the U.S Government and could be adversely affected by changes in those regulations or any negative findings from an audit or investigation.

We have many competitors who could take sales and market share from us if we fail to execute our merchandising, marketing and distribution strategies effectively.
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
A significant portion of our anticipated store growth over the next five years will be in Canada and Mexico.  We are also in a joint venture with Australia’s largest retailer, Woolworths Limited, to develop a network of home improvement stores for consumers in Australia.  Expanding internationally presents unique challenges that may increase the anticipated costs and risks, and slow the anticipated rate, of such expansion.

If we are unable to secure or develop and implement sufficiently robust new technologies to deliver business process solutions within the appropriate time frame, cost and functionality, our strategic initiatives that are dependent upon these technologies may not be successful.
The success of our strategic initiatives designed to increase our sales and capture a greater percentage of our customers’ expenditures on home improvement projects is dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them.  Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support the new business initiatives we are developing now, and will be developing in the future, would delay and possibly even prevent us from realizing the projected benefits of those initiatives.

We may not be able to achieve the objectives of the strategic initiatives we have underway if our organization is unable to make the transformational changes we are undertaking in our business model.
We are adapting our business model to meet our customers’ changing expectations that we will not only sell them the products and services they need and want, but also deliver, using new tools, skills and processes, a full service experience by being a part of their home improvement projects from start to finish.  Our strategies require transformational changes to our business model and will require new competencies in some positions, and our employees and independent contractors, such as third-party installers and repair technicians, will not only have to understand non-traditional selling platforms but also commit to fundamental changes in Lowe’s culture and the processes through which they have traditionally interacted with customers.  To the extent they are unable or unwilling to make these transformational changes, our strategic initiatives designed to increase our sales and capture a greater percentage of our customers’ expenditures on home improvement projects may not be as successful as we expect them to be.  The many challenges our management faces in effectively managing our business as we adapt our business model also increase the risk that we may not achieve our objectives.

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
Access to the internet from computers, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them.  Our website, Lowes.com, is a sales channel for our products, and is also a method of making product, project and other relevant information available to them that influences our in-store sales.  In addition to Lowes.com, we have multiple affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among and otherwise interact with our customers.  Performance issues with these customer-facing technology systems or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable source of information about home improvement products and services.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to our obligation to protect such data.
Cyber attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including for possible punitive damages.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  In addition, as the regulatory environment relating to retailers and other company’s obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

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
No single vendor of the products we sell accounts for more than 7% of our total purchases, but we rely upon a number of vendors as the sole or primary source of some of the products we sell.  We also rely upon many independent service providers for technology solutions and other services that are important to many aspects of our business.   If these vendors or service providers fail or are unable to perform as expected and we are unable to replace them quickly, our business could be adversely affected at least temporarily until we are able to do so and potentially, in some cases, permanently.

Failure to achieve and maintain a high level of product and service quality could damage our image with customers and negatively impact our sales, profitability, cash flows and financial condition.
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and the Company’s brand image.  As a result, Lowe’s reputation as a retailer of high quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty. Additionally, a decline in product and service quality could result in product recalls, product liability and warranty claims.

If the domestic or international supply chain for our products is disrupted, our sales and gross margin would be adversely impacted.
We source the approximately 40,000 products we stock and sell from over 7,000 domestic and international vendors.  We source a large number of those products from foreign manufacturers.  Financial instability among key vendors, political instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.
We are, and in the future will become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Some of these proceedings raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. None of the legal proceedings in which we are currently involved, individually or collectively, is considered material.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At February 3, 2012, our properties consisted of 1,745 stores in the U.S., Canada and Mexico with a total of approximately 197 million square feet of selling space. Of the total stores operating at February 3, 2012, approximately 89% are owned, which includes stores on leased land, with the remainder being leased from unaffiliated third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

Item 3 - Legal Proceedings

We are a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, is considered material.

Item 4 - Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is a list of names and ages of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years. Each officer of the registrant is elected by the board of directors at its first meeting after the annual meeting of shareholders and thereafter as appropriate. Each officer of the registrant holds office from the date of election until the first meeting of the directors held after the next annual meeting of shareholders or until a successor is elected.

Name	Age	Title
Robert A. Niblock	49	Chairman of the Board, President and Chief Executive Officer since 2011; Chairman of the Board and Chief Executive Officer, 2005 – 2011.

Maureen K. Ausura	56	Executive Vice President, Human Resources since 2011; Senior Vice President, Human Resources, 2005 – 2011.

Gregory M. Bridgeford	57	Executive Vice President, Business Development since 2004.

Michael K. Brown	48	Executive Vice President and Chief Information Officer since 2011; Executive Vice President, Store Operations, 2006 – 2011.

Marshall A. Croom	51	Senior Vice President and Chief Risk Officer since 2009; Senior Vice President, Merchandising and Store Support, 2006 – 2009.

Rick D. Damron	49
Executive Vice President, Store Operations since 2011; Senior Vice President, Logistics, 2009 – 2011; Senior Vice President, Store Operations – North Central Division, 2008 – 2009; Senior Vice President, Store Operations – Northeast Division, 2004 – 2008.

Robert J. Gfeller, Jr.	50
Executive Vice President, Merchandising since 2011; Senior Vice President and General Merchandising Manager, Hardlines and Building Products, 2009 – 2011; Senior Vice President, Marketing, 1999 – 2009.

Matthew V. Hollifield	45	Senior Vice President and Chief Accounting Officer since 2005.

Robert F. Hull, Jr.	47	Executive Vice President and Chief Financial Officer since 2004.

Gaither M. Keener, Jr.	62	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer since 2011; Senior Vice President, General Counsel, Secretary and Chief Compliance Officer, 2006 – 2011.

Thomas J. Lamb	46	Senior Vice President, Marketing and Advertising since 2009; Vice President, Marketing, 2006 – 2009.

Joseph M. Mabry, Jr.	49	Executive Vice President, Logistics and Distribution since 2004.

N. Brian Peace	46	Senior Vice President, Corporate Affairs since 2006.

M. Lee Reeves	44
Senior Vice President, Deputy General Counsel and Assistant Secretary since 2011; Vice President, Associate General Counsel, 2009 – 2011; Vice President, Assistant General Counsel, 2007 – 2009; Assistant General Counsel, 2005 – 2007.

William D. Robinson	52	Senior Vice President, International Operations and Customer Support Services since 2011; Vice President, Store Operations and Special Projects, 2008 – 2010; President, Lowe’s Canada, 2005 – 2008.

Janet M. Saura	47	Senior Vice President, Deputy General Counsel and Assistant Secretary since 2010; Vice President, Associate General Counsel and Assistant Secretary, 2006 – 2010.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”.  As of March 30, 2012, there were 28,727 holders of record of Lowe's common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

	Fiscal 2011			Fiscal 2010
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$27.45	$24.13	$0.11	$28.54	$21.29	$0.09
2nd Quarter	26.60	21.31	0.14	27.93	19.64	0.11
3rd Quarter	22.48	18.07	0.14	22.91	19.35	0.11
4th Quarter	$27.57	$20.34	$0.14	$26.29	$21.09	$0.11

Total Return to Shareholders

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company's common stock, the S&P 500 Index and the S&P Retail Index.  The graph assumes $100 invested on February 2, 2007 in the Company's common stock and each of the indices.

	2/2/2007	2/1/2008	1/30/2009	1/29/2010	1/28/2011	2/3/2012
Lowe’s	$100.00	$75.64	$54.95	$66.21	$78.60	$86.54
S&P 500	100.00	98.17	59.53	79.25	96.09	103.45
S&P Retail Index	$100.00	$81.60	$50.82	$79.04	$100.68	$115.47

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of 2011:

(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 2	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
October 29, 2011 – November 25, 2011	7.6	$23.12	7.6	$4,825
November 26, 2011 – December 30, 2011	13.3	24.66	13.1	4,500
December 31, 2011 – February 3, 2012	-	-	-	4,500
As of February 3, 2012	20.9	$24.10	20.7	$4,500

 1During the fourth quarter of fiscal 2011, the Company repurchased an aggregate of 20.9 million shares of its common stock. The total number of shares purchased also includes 0.2 million shares repurchased from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted share-based awards.

2Authorization for up to $5.0 billion of share repurchases with no expiration was approved on August 19, 2011 by the Company's Board of Directors. Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal 2012 through purchases made from time to time either in the open market or through private transactions in accordance with SEC regulations.

Item 6 - Selected Financial Data

(In millions, except per share data)

Selected Statement of Earnings Data	2011	1	2010	2009	2008	2007
Net sales	$50,208		$48,815	$47,220	$48,230	$48,283
Gross margin	17,350		17,152	16,463	16,501	16,727
Net earnings	1,839		2,010	1,783	2,195	2,809
Basic earnings per common share	1.43		1.42	1.21	1.50	1.89
Diluted earnings per common share	1.43		1.42	1.21	1.49	1.86
Dividends per share	$0.530		$0.420	$0.355	$0.335	$0.290
Selected Balance Sheet Data
Total assets	$33,559		$33,699	$33,005	$32,625	$30,816
Long-term debt, excluding current maturities	$7,035		$6,537	$4,528	$5,039	$5,576

1 Fiscal 2011 contained 53 weeks, while all other years contained 52 weeks.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended February 3, 2012 (our fiscal years 2011, 2010 and 2009).  Fiscal year 2011 contains 53 weeks of operating results compared to fiscal years 2010 and 2009 which contain 52 weeks.  Unless otherwise noted, all references herein for the years 2011, 2010 and 2009 represent the fiscal years ended February 3, 2012, January 28, 2011 and January 29, 2010, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

During 2011 we made progress towards delivering better customer experiences and transforming our business to drive long-term sales growth, increased profitability and increased shareholder value.  We operate in an increasingly socially-connected world with real-time expectations and a wide range of customer service and selling channels.  Our goal is to be relevant at each step of the home improvement process and to deliver an experience that is both seamless and simple.  Rather than be a home improvement retailer focused on store expansion as the engine for growth, we will be a home improvement company focused on maximizing asset productivity in order to grow.

Building the Foundation

Recognizing the need to adapt to this increasingly connected environment, we made a series of important decisions during 2011. These decisions included investments to position us for improved execution today, while enabling the customer experiences that will carry us into the future.  First, we implemented changes to our management structure, including the makeup of our senior executive team.  We also rationalized our existing and future store investments and accelerated significant upgrades to our information technology (IT) infrastructure.

Understanding the importance of responding quickly to the needs of the market, we reorganized our field-based store operations and human resources organizations during 2011, reducing the field structure from 188 districts to 132 markets.  This followed our decision in late 2010 to modify a portion of our mid-level store management structure from a tiered structure into a single-level assistant store manager position.  As a result, we are able to better coordinate our business and to push down the appropriate level of decision making and accountability to the working teams.

In addition to changes in management structure, we performed a comprehensive review of our existing stores and our pipeline of proposed new stores during 2011 in an effort to focus resources in a manner that will generate the greatest shareholder value. As a result, we closed 27 underperforming stores in the second half of the year and discontinued a number of planned new store projects. As part of the reassessment we also revised our future store expansion plan in North America and expect to open approximately 10 stores in 2012, and approximately 15 stores per year thereafter. This represents a 50% reduction in our previous expansion plan.

In 2011, we also accelerated our investments in IT and store systems infrastructure and increased our efforts to improve the customer experience.  We undertook our largest, single-year investment in IT and store systems infrastructure to eliminate problems with slow response times, hard-to-use systems, and lack of access to necessary technology. This included upgrades to store IT bandwidth and the installation of in-store wireless networks to handle video downloads and provide customer access to Wi-Fi.  In addition, we enhanced existing store functionality with iPhones to provide store employees with better tools to assist the customer anywhere in the store.  These efforts contributed to the company’s total investments in IT infrastructure of $841 million in 2011.

In 2012, we will continue to evaluate our corporate infrastructure, which was built to support a single-channel business that was opening over 100 stores per year.  Today we are growing differently and our seamless multi-channel strategy requires a different infrastructure.  In the first few weeks of 2012, we announced a planned reduction in the size of the staff at our U.S. headquarters through a voluntary separation program.  In addition, we are also working to change our culture to enable our teams to move faster on calculated risks in order to improve our execution and to support changing customer expectations. We are refining our test-and-learn capabilities to more quickly and cost-effectively test new ideas before implementing changes company-wide.

Our Promise for the Future

Our promise continues to focus on three themes: possibilities regarding home improvement solutions, support and advice along the way, and providing value beyond price.  Keeping this promise requires us to maintain our commitment to retail excellence, develop capabilities to provide seamless support across channels and projects, and simplify the home improvement experience.

Retail excellence
In order to maintain our retail excellence, our near-term focus is on value improvement and product differentiation, both of which will drive greater asset productivity.  Our goal is to be the most efficient retailer our vendors do business with, and we are working with them in a collaborative manner to identify costs that do not add value. By eliminating these costs we are able to provide customers with the most competitively-priced products every day across the multiple channels that they shop, driving increases in sales and gross margin.

Value improvement is built on a foundation of every-day low cost and tailored market assorting to ensure that we have the right product, in the right market, in the right quantity at the right price.  This will ensure that we are getting the lowest inventory acquisition cost and rationalizing the use of promotions, which will allow us to provide low every-day retail prices. Every-day low prices result in more steady demand, eliminating the peaks and valleys associated with promotions which will make us and our vendors more efficient. During 2011, we also began implementing our Integrated Planning & Execution (IP&E) tools, which ensure that our product assortments are locally customized and supported by the right level of inventory per store to produce better productivity for high turning products. Our market analysis teams work closely with merchants as they use the IP&E tools to create the most efficient and effective product lines in each local market, improving our relevance to the customer. This process creates greater depth of in-stock, high-turning items, and reduces the breadth of items with lower turns.

Product differentiation will establish Lowe’s as the place to find the newest and most relevant products for home improvement and involves refreshing displays in our stores, while at the same time, expanding our online product assortments beyond what we stock in our stores to meet the demands of customers.  Through our test and learn approach, we have rolled out a new store layout to approximately 500 stores using interactive endcaps that leverage innovative technology and consistent presentation to inspire our customers to attempt new and exciting projects they may not have otherwise considered. In addition, we lowered or completely removed racking in key areas of the store to better display our products and to make them more accessible and visible to customers. As we test new concepts we will integrate those that work best into the store layout as we expand it to approximately 900 additional stores in 2012. We are creating a better shopping experience to deliver a compelling message of value and simplicity that will result in increased comparable store sales.

Seamless across channels
Recognizing that customers increasingly shop across channels, we are focused on providing a seamless multi-channel experience making it convenient for them to engage with us wherever and whenever they choose.  Over the past year we have made additions and enhancements to enable the seamless experience, including interactions with our contact centers, our exterior sales programs, our website and our mobile applications. We equipped our contact center associates with better tools and greater access to information as well as the ability to close a sale. We continued to evolve our on-site selling model providing specialists with the appropriate tools to help customers visualize a project, provide a real-time quote and tender a sale on site. We also made incremental improvements to our online platform and by the end of the year there were over 250,000 items available through our website and our top-rated mobile application, which launched this past August. Together these improvements contributed to a 22% increase in customer traffic and a 35% increase in conversion rates, resulting in a 70% increase in online sales year-over-year, and a 100 basis point increase in online unit share.  In addition, we now offer preprinted return labels for parcel shipments free of charge, a simple and convenient option for customers and a competitive advantage in the home improvement industry.  Furthermore, in December we announced the acquisition of ATG Stores, an online retailer of home improvement and lifestyle products, which will allow us to more than double the number of items available through Lowes.com in 2012.

In addition to creating a more seamless experience for customers, we also invested in technology to ensure that customers have access to an even wider range of products beyond our stores via Lowes.com through the rollout of our flexible fulfillment process.  Flexible fulfillment allows any product that can be shipped parcel post and that is stocked in a regional distribution center, store or vendor's distribution center to be ordered online and shipped directly to a customer’s home or place of business.  In fiscal 2011, we fulfilled more than 275,000 orders using our flexible fulfillment capabilities. These are incremental transactions on products that were previously unavailable to customers online. We continue to expand our flexible fulfillment capabilities, and in 2012 will have the capability to fulfill any order from the most efficient location, including our stores.

Simple through knowledge and support
In 2011, we launched mylowes, an online tool that is unique in the home improvement industry and makes managing, maintaining and improving homes simpler and more intuitive than ever before. mylowes provides customers with a wide range of abilities to create home profiles, save room dimensions and paint colors, organize owner’s manuals and product warranties, create shopping lists and set recurring reminders for common maintenance items. As of the end of the year we had nearly three million customers activate mylowes cards. In addition, approximately 20% of mylowes members are either new customers or customers who haven't shopped at Lowe's in over a year. We expect mylowes to enable us to better serve our existing customer base and attract new customers.

In addition, we have improved service in the aisles by equipping store employees with iPhones and the necessary applications to give them immediate access to products and available quantities beyond the limits of the store's physical inventory. No longer do store employees have to leave customers in the aisle to access a fixed terminal. iPhones give employees quick access to detailed information about products that customers are interested in and further supplements both the employee's existing knowledge and point of purchase materials we provide. We have already seen a positive impact on the time it takes to serve customers, as well as the number of customers we are able to serve.

To leverage our employees’ knowledge, we launched Connections, an online employee social business network that gives them the ability to easily share information at anytime.  Employees have access to Connections directly from the sales floor, thereby increasing their breadth of knowledge and improving the customer experience.

All of the enhancements we made in 2011 are building momentum in developing deeper relationships with our customers that we believe will enable us to close more sales and improve profitability in 2012 and beyond.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 1	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year 1
	2011	2010	2011 vs. 2010	2011 vs. 2010
Net sales	100.00%	100.00%	N/A	2.9%
Gross margin	34.56	35.14	(58)	1.2
Expenses:
Selling, general and administrative	25.08	24.60	48	4.9
Depreciation	2.95	3.25	(30)	(6.7)
Interest - net	0.74	0.68	6	11.7
Total expenses	28.77	28.53	24	3.7
Pre-tax earnings	5.79	6.61	(82)	(10.0)
Income tax provision	2.13	2.49	(36)	(12.4)
Net earnings	3.66%	4.12%	(46)	(8.5	) %
EBIT margin 2	6.53%	7.29%	(76)	(7.9	) %

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2010	2009	2010 vs. 2009	2010 vs. 2009
Net sales	100.00%	100.00%	N/A	3.4%
Gross margin	35.14	34.86	28	4.2
Expenses:
Selling, general and administrative	24.60	24.85	(25)	2.3
Depreciation	3.25	3.42	(17)	(1.7)
Interest - net	0.68	0.61	7	15.7
Total expenses	28.53	28.88	(35)	2.1
Pre-tax earnings	6.61	5.98	63	14.2
Income tax provision	2.49	2.20	29	16.9
Net earnings	4.12%	3.78%	34	12.7%
EBIT margin 2	7.29%	6.59%	70	14.4%

Other Metrics	2011	2010	2009
Comparable store sales increase (decrease) 3	0.0%	1.3%	(6.7)%
Total customer transactions (in millions) 1	810	786	766
Average ticket 4	$62.00	$62.07	$61.66
At end of year:
Number of stores	1,745	1,749	1,710
Sales floor square feet (in millions)	197	197	193
Average store size selling square feet (in thousands) 5	113	113	113
Return on average assets 6	5.4%	5.8%	5.3%
Return on average shareholders' equity 7	10.7%	10.7%	9.5%
Return on invested capital 8	8.7%	9.0%	8.2%

1 The fiscal year ended February 3, 2012 had 53 weeks.  The fiscal years ended January 28, 2011 and January 29, 2010 had 52 weeks.
2 EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
3 A comparable store is defined as a store that has been open longer than 13 months. A store that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated store must then remain open longer than 13 months to be considered comparable.  A store we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing.  The comparable store sales increase for 2011 included in the preceding table was calculated using sales for a comparable 53-week period.
4 Average ticket is defined as net sales divided by the total number of customer transactions.
5 Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
6 Return on average assets is defined as net earnings divided by average total assets for the last five quarters.
7 Return on average shareholders’ equity is defined as net earnings divided by average shareholders’ equity for the last five quarters.
8 Return on invested capital is a non-GAAP measure. See below for additional information.

Return on Invested Capital

Return on Invested Capital (ROIC) is considered a non-GAAP financial measure. We believe ROIC is a meaningful metric for investors because it measures how effectively the Company uses capital to generate profits.

We define ROIC as trailing four quarters' net operating profit after tax divided by the average of ending debt and equity for the last five quarters. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC. Accordingly, the method used by our management to calculate ROIC may differ from the methods other companies use to calculate their ROIC. We encourage you to understand the methods used by another company to calculate its ROIC before comparing its ROIC to ours.

We consider return on average debt and equity to be the financial measure computed in accordance with generally accepted accounting principles that is the most directly comparable GAAP financial measure to ROIC.  The difference between these two measures is that ROIC adjusts net earnings to exclude tax adjusted interest expense.

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)
Calculation of Return on Invested Capital	2011	2010	2009
Numerator
Net earnings	$1,839	$2,010	$1,783
Plus:
Interest expense - net	371	332	287
Provision for income taxes	1,067	1,218	1,042
Earnings before interest and taxes	3,277	3,560	3,112
Less:
Income tax adjustment1	1,203	1,343	1,147
Net operating profit after tax	$2,074	$2,217	$1,965

Effective tax rate	36.7%	37.7%	36.9%
Denominator
Average debt and equity2	$23,940	$24,634	$24,105
Return on invested capital	8.7%	9.0%	8.2%

Calculation of Return on Average Debt and Equity
Numerator
Net earnings	$1,839	$2,010	$1,783
Denominator
Average debt and equity2	$23,940	$24,634	$24,105
Return on average debt and equity	7.7%	8.2%	7.4%

1 Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

2 Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Fiscal 2011 Compared to Fiscal 2010

For the purpose of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based on comparable 53-week periods.

Net sales – Net sales increased 2.9% to $50.2 billion in 2011, while comparable store sales were flat.  The additional week in 2011 contributed 1.6% to the increase in net sales.  Comparable store customer transactions increased approximately 0.4% and comparable store average ticket decreased 0.4% versus 2010.

While comparable stores sales were flat in 2011, we saw sequential improvement each quarter, with comparable store sales of negative 3.3% in the first quarter, negative 0.3% in the second quarter, positive 0.7% in the third quarter and positive 3.4% in the fourth quarter. Unseasonably cold, wet weather, severe storms and flooding during the first quarter as well as comparisons to the 2010 Cash for Appliances government incentive program led to lower performance during the first half of the year. However, as comparisons to the Cash for Appliances program eased and storm recovery efforts were underway, we saw improvement in comparable store sales.  In addition, strong customer response to our 5% off every-day offer to Lowe’s credit cardholders, launched in the first half of 2011, aided comparable store sales for the balance of the year.

We experienced comparable store sales above the company average in the following product categories during 2011: Building Materials, Rough Plumbing, Tools, Fashion Electrical, Paint and Hardware.  In addition, Home Fashions, Storage & Cleaning, Seasonal Living, Flooring, Nursery and Lumber performed at approximately the overall company average.  Although unfavorable weather in the early part of the year negatively impacted outdoor categories such as Building Materials, recovery efforts after severe spring storms that hit many regions of the country and hurricane Irene positively impacted comparable store sales in Building Materials, with particularly strong sales of roofing products and installation services.  Rough Plumbing also benefited from the wet weather and storm recovery efforts, with strong sales of pumps & tanks and dehumidifiers.  In addition, Tools experienced favorable comparable store sales primarily driven by holiday promotions and strong customer response to new products, such as our new line of Kobalt mechanics tools.  Fashion Electrical also performed above the company average during 2011, driven by increased customer demand for energy-saving light bulbs, outdoor lighting and electrical cable.

However, difficult comparisons to prior year energy tax credits negatively impacted comparable store sales in Millwork. In addition, while we experienced strong market share gains in Cabinets & Countertops, they were not enough to offset the impact of the contracting market, leading to comparable store sales below the company average for the year.  Appliances also experienced negative comparable store sales for the year driven by comparisons to the prior year Cash for Appliances program, which primarily impacted the first half of the year.

Gross margin – Gross margin of 34.56% for 2011 represented a 58 basis point decrease from 2010, primarily driven by margin rate.  Strong customer response to our 5% off every-day offer to Lowe’s credit cardholders, targeted promotional activity and pricing changes associated with our move to every-day low prices negatively impacted margin for the year.  Margin was also negatively impacted by 19 basis points associated with distribution expenses, primarily related to higher fuel costs.  In addition, lower of cost or market inventory adjustments, primarily related to the 27 stores that closed in the second half of the year, negatively impacted margin by six basis points.  These were partially offset by 15 basis points of favorable impact associated with the mix of products sold across product categories.

SG&A – The increase in SG&A expense as a percentage of sales from 2010 to 2011 was primarily driven by de-leverage of 83 basis points related to charges for store closings, discontinued projects and long-lived asset impairments. We also experienced approximately 15 basis points of de-leverage related to investments made to improve customer experiences, including expenses associated with additional internal and external staffing and technology expenditures.  In addition, we experienced de-leverage in payroll taxes and fleet expense.  These increases were partially offset by leverage of approximately 40 basis points associated with our proprietary credit program due to reduced program costs associated with lower losses and lower promotional financing as more customers took advantage of the 5% off every day offer.  In addition, bonus expense leveraged 30 basis points due to lower attainment levels for the year relative to plan.

Depreciation – Depreciation expense leveraged 30 basis points for 2011 compared to 2010 primarily due to a lower asset base resulting from decreased capital spending and assets becoming fully depreciated or impaired.  Property, less accumulated depreciation, decreased to $22.0 billion at February 3, 2012 compared to $22.1 billion at January 28, 2011.  At February 3, 2012 and January 28, 2011, we owned 89% of our stores, which included stores on leased land.

Interest – Net interest expense is comprised of the following:

(In millions)	2011	2010
Interest expense, net of amount capitalized	$379	$340
Amortization of original issue discount and loan costs	4	4
Interest income	(12)	(12)
Interest - net	$371	$332

Net interest expense increased primarily as a result of the issuance of $2.0 billion of notes during 2010 and $1.0 billion of notes during 2011, offset by the repayment of $500 million of notes during 2010.

Income tax provision – Our effective income tax rate was 36.7% in 2011 compared to 37.7% in 2010.  The reduction in the effective tax rate was predominantly due to the recognition of benefits from the federal HIRE (Hiring Incentives to Restore Employment) retention tax credit as well as various state tax credit programs.

Fiscal 2010 Compared to Fiscal 2009

Net sales – Net sales increased 3.4% to $48.8 billion in 2010.  Comparable store sales increased 1.3% in 2010 compared to a decline of 6.7% in 2009.   We experienced comparable store sales increases over 2009 for each quarter and saw evidence of economic stabilization, as comparable store sales performance was more balanced across geographic markets in 2010.  Comparable store customer transactions increased 0.9%, and comparable store average ticket increased 0.5% versus 2009, as larger project sales remained slow for the year.

Overall, while growth in household spending moderately accelerated late in the year, it remained constrained by high unemployment, modest income growth, lower housing wealth and tight credit.  As a result, customers continued to focus on non-discretionary and smaller discretionary projects during 2010.  This focus was reflected by strength in categories that support smaller projects such as Tools and Lawn & Landscape, both of which outperformed the company average.  Meanwhile, categories that are more discretionary in nature such as Fashion Plumbing, Cabinets & Countertops and Home Fashions, Storage & Cleaning were negatively impacted by the remaining market uncertainty and performed below the company average.

We seized opportunities during the year to drive additional sales by quickly executing programs that helped customers benefit from government incentives.  The Cash for Appliances rebate program, as well as our continued focus on market-specific assortments to ensure that we have the right products in the right markets, helped drive comparable store sales increases above the company average for our Appliances category.  In addition, our PSE program, along with focused Special Order Sales promotions, helped customers take advantage of the higher tax credits for energy-efficient improvements that expired at the end of the year.  The PSE program also helped us to increase our 2010 comparable store installed sales over 10%, with the greatest growth occurring in Millwork, Lumber and Building Materials.

Comparable store sales for our Seasonal Living category also outperformed the company average for 2010. The increase was driven by improved sell-through of grills and grill accessories, patio furniture and holiday assortments, as well as increased sales of room air conditioners as a result of prolonged extreme heat across the U.S. in the middle of the year.

Gross margin – Gross margin of 35.14% for 2010 represented a 28 basis point increase over 2009.  The increase was driven by improvements in margin rates, primarily in Seasonal Living, Lumber and Hardware, which resulted in 38 basis points of improvement.  The rate increase is primarily attributable to better sell-through of seasonal inventory this year relative to 2009, our increased number of competitive pricing zones, and our Base Price Optimization strategy.   The rate improvement was partially offset by a 17 basis point unfavorable impact from the mix of products sold across categories, driven by increased sales in Appliances.

SG&A – The decrease in SG&A as a percentage of sales from 2009 to 2010 was primarily driven by leverage of 23 basis points in bonus expense, due to lower attainment levels relative to plan.  Impairment and discontinued project expense leveraged 13 basis points due to lower charges associated with existing stores as well as fewer construction projects discontinued in the current year.  We also experienced nine basis points of leverage associated with our proprietary credit programs due to decreased program costs for the year.  This was partially offset by de-leverage in store payroll due to the impact of the new Facilities Service Associate (FSA) position and wage growth, fleet expense due to increased deliveries related to free delivery promotions and increased average fuel costs, and bank card expense due to increased bank card transaction volume and higher transaction fees.

Depreciation – Depreciation expense decreased slightly for 2010 compared to 2009 due to a lower asset base resulting from decreased capital spending and assets becoming fully depreciated in 2010.  Property, less accumulated depreciation, decreased to $22.1 billion at January 28, 2011 compared to $22.5 billion at January 29, 2010.  At January 28, 2011 and January 29, 2010, we owned 89% and 88% of our stores, respectively, which included stores on leased land.

Interest – Net interest expense is comprised of the following:

(In millions)	2010	2009
Interest expense, net of amount capitalized	$340	$300
Amortization of original issue discount and loan costs	4	4
Interest income	(12)	(17)
Interest - net	$332	$287

Net interest expense increased primarily as a result of the issuance of $2.0 billion of notes during 2010 and due to the impact of tax settlements that favorably impacted our tax-related interest accruals in 2009, offset by the repayment of $500 million of notes during 2010.

Income tax provision – Our effective income tax rate was 37.7% in 2010 versus 36.9% in 2009.  The lower effective tax rate in 2009 was primarily due to certain prior year favorable state tax settlements, which decreased the effective tax rate by approximately 70 basis points.

LOWE’S BUSINESS OUTLOOK

Our fiscal year 2012 contains 52 weeks as compared to our fiscal 2011 which contained 53 weeks.  Therefore, our fiscal 2012 growth rates, with the exception of comparable store sales which is computed on a 52-week versus 52- week basis, will be negatively impacted by comparing 52 weeks with 53 weeks in fiscal 2011.

As of February 27, 2012, the date of our fourth quarter 2011 earnings release, we expected total sales in 2012 to increase 1% to 2%.  We expected comparable store sales to increase 1% to 3% in 2012.  We expected to open approximately 10 stores during 2012. Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 100 basis points. In addition, depreciation expense was expected to be approximately $1.5 billion.  Diluted earnings per share of $1.75 to $1.85 were expected for the fiscal year ending February 1, 2013.  Our guidance assumed approximately $4.5 billion in share repurchases during 2012, spread evenly across the four quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for 2011 versus 2010 was primarily driven by an increase in net earnings, adjusted for non-cash charges related to net losses on property and other assets, and changes in working capital.  The decrease in net cash used in investing activities for 2011 versus 2010 was driven by net cash inflows related to investments, partially offset by an increase in cash used for property acquired related to investments in corporate systems and store information technology.  Net cash used in financing activities for 2011 was primarily driven by share repurchases of $2.9 billion which was partially offset by net proceeds from the issuance of $1.0 billion of notes in November 2011. Net cash used in financing activities for 2010 was primarily driven by share repurchases of $2.6 billion which was partially offset by net proceeds from the issuance of $2.0 billion of notes in April and November 2010 and the repayment of $500 million of notes that matured in June 2010.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities and through the issuance of long-term debt.  On October 25, 2011, we entered into a second amended and restated credit agreement (Amended Facility) to modify the senior credit facility dated June 2007, which provided for borrowings of up to $1.75 billion through June 2012.  The Amended Facility extends the maturity date to October 2016 and continues to provide for borrowings of up to $1.75 billion. The Amended Facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the Amended Facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the Amended Facility.  The Amended Facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the Amended Facility.  We were in compliance with those covenants at February 3, 2012.  Thirteen banking institutions are participating in the Amended Facility.  There were no outstanding borrowings or letters of credit under the Amended Facility and no outstanding borrowings under our commercial paper program at February 3, 2012.

We have a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides us with the ability to make unsecured borrowings, which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of February 3, 2012, there were no borrowings outstanding under this credit facility.

In 2011, our board of directors approved a change in the financial metric we use to determine our available debt capacity from time to time.  At February 3, 2012, our available debt capacity was $9.6 billion, which compared to debt outstanding at that date of $7.6 billion.  We plan to issue additional debt during 2012 and expect to use the net proceeds for general corporate purposes, which may include repurchases of shares of our common stock, capital expenditures, repayment of long-term debt maturities, acquisitions, other strategic initiatives and working capital needs.  The amount and timing of any additional debt issuances in 2012 will depend upon not only our financial performance and estimated available debt capacity at the time, but also upon macroeconomic and debt capital market conditions during the year.

We expect to continue to have access to the capital markets on both short and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of April 2, 2012, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2012 capital budget is approximately $1.4 billion, inclusive of approximately $100 million of lease commitments, resulting in a planned net cash outflow of $1.3 billion.  Approximately 45% of the planned net cash outflow is for investments to enhance the customer experience, inclusive of enhancements in information technology.  Existing stores account for approximately 30% of planned net cash outflow including investments in resets and remerchandising.  In addition, approximately 15% of the planned net cash outflow is for store expansion.  Our expansion plans for 2012 consist of approximately 10 new stores and are expected to increase sales floor square footage slightly.  All of the 2012 projects are expected to be owned, which includes approximately 35% of the stores on leased land.  Other planned capital expenditures include investing in our distribution network, a part of which is the addition of one regional distribution center.

During 2009, we entered into a joint venture agreement with Australian retailer Woolworths Limited, to develop a chain of home improvement stores in Australia.  As of February 3, 2012, we had contributed approximately $375 million.  The venture opened its first seven stores under the name MastersTM in 2011, and expects to open 15 to 20 stores in 2012.

Debt and capital
In November 2011, we issued $1.0 billion of unsecured notes, in two tranches:  $500 million of 3.8% notes maturing in November 2021 and $500 million of 5.125% notes maturing in November 2041.  Net proceeds from the 3.8% and 5.125% notes were $497 million and $495 million, respectively.  Net proceeds were available for general corporate purposes, including repurchases of shares of our common stock, capital expenditures, acquisitions and working capital needs.

Dividends declared during fiscal 2011 totaled $672 million.  Our dividend payment dates are established such that dividends are paid in the subsequent quarter to their declaration.  Dividends declared in the fourth quarter of 2011 were paid in fiscal 2012 and totaled $174 million.

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. On August 19, 2011, the Company's Board of Directors authorized a new $5.0 billion share repurchase program with no expiration.  As of February 3, 2012, we had a remaining repurchase authorization of $4.5 billion.  We expect to utilize the remaining authorization by the end of fiscal 2012.

The ratio of debt to equity plus debt was 31.6% and 26.6% as of February 3, 2012, and January 28, 2011, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at February 3, 2012:

	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal and interest amounts, excluding discount)	$13,150	$930	$699	$2,201	$9,320
Capitalized lease obligations 1	703	76	148	113	366
Operating leases 1	5,851	421	822	799	3,809
Purchase obligations 2	1,297	590	511	196	-
Total contractual obligations	$21,001	$2,017	$2,180	$3,309	$13,495

1 Amounts do not include taxes, common area maintenance, insurance or contingent rent because these amounts have historically been insignificant.
2 Represents commitments related to certain marketing and information technology programs, and purchases of merchandise inventory.

At February 3, 2012, our reserve for uncertain tax positions (including penalties and interest), net of amounts held on deposit by taxing authorities, was $111 million, of which $107 million was classified as a current liability and $4 million was classified as a noncurrent liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

At February 3, 2012, the Company had no significant commercial commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements and notes to consolidated financial statements presented in this Form 10-K requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 1 to the consolidated financial statements. We believe that the following accounting policies affect the most significant estimates and management judgments used in preparing the consolidated financial statements.

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2011, our reserve increased approximately $8 million to $47 million as of February 3, 2012.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  During 2011, the inventory shrinkage reserve increased approximately $14 million to $141 million as of February 3, 2012.

In addition, we receive funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments or promotions of vendors’ products, which generally do not represent the reimbursement of specific, incremental and identifiable costs that we incurred to sell the vendor’s product.  We treat these funds as a reduction in the cost of inventory as the amounts are accrued, and recognize these funds as a reduction of cost of sales when the inventory is sold.

Judgments and uncertainties involved in the estimate
We do not believe that our merchandise inventories are subject to significant risk of obsolescence in the near term, and we have the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns or a deterioration in product quality could result in the need for additional reserves.  Likewise, changes in the estimated shrink reserve may be necessary, based on the timing and results of physical inventories.  We also apply judgment in the determination of levels of non-productive inventory and assumptions about net realizable value.

For vendor funds, we develop accrual rates based on the provisions of the agreements in place.  Due to the complexity and diversity of the individual vendor agreements, we perform analyses and review historical purchase trends and volumes throughout the year, adjust accrual rates as appropriate and confirm actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves.  A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $3 million for 2011.  A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrinkage reserve would have affected net earnings by approximately $9 million for 2011.

We have not made any material changes in the methodology used to recognize vendor funds during the past three fiscal years.  If actual results are not consistent with the assumptions and estimates used, we could be exposed to additional adjustments that could positively or negatively impact gross margin and inventory.  However, substantially all receivables associated with these activities do not require subjective long-term estimates because they are collected within the following fiscal year.  Adjustments to gross margin and inventory in the following fiscal year have historically not been material.

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

We evaluate locations for triggering events relating to long-lived asset impairment on a quarterly basis to determine when a location’s asset carrying values may not be recoverable.  For operating locations, our primary indicator that asset carrying values may not be recoverable is consistently negative cash flow for a 12-month period for those locations that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing operating results.  Management also monitors other factors when evaluating operating locations for impairment, including individual locations’ execution of their operating plans and local market conditions, including incursion, which is the opening of either other Lowe’s locations or those of a direct competitor within the same market.  We also consider there to be a triggering event when there is a current expectation that it is more likely than not that a given location will be closed significantly before the end of its previously estimated useful life.

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

Effect if actual results differ from assumptions
During 2011, 12 operating locations and 27 locations identified for closure experienced a triggering event and were evaluated for recoverability.  Four of the 12 operating locations and all 27 of the locations identified for closure were determined to be impaired.  We recorded impairment losses related to operating locations and locations identified for closure of $309 million during 2011, compared to $36 million during 2010.

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

Eight of the 12 operating locations that experienced a triggering event during 2011 were determined to be recoverable and therefore were not impaired.  For seven of these locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets. A 10% reduction in projected sales used to estimate future cash flows at the latest date that these eight operating locations were evaluated for impairment would have resulted in the impairment of one of these locations and increased recognized impairment losses by approximately $9 million.

We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

All 27 of the locations identified for closure during 2011 were determined to be impaired.  For these locations, a 10% reduction in the estimated selling prices for owned locations, or the present value of estimated cash inflows from sublease activity for leased locations, at the dates that the locations were evaluated for impairment would have increased recognized impairment losses by approximately $7 million.

Store Closing Lease Obligations

Description
When locations under operating leases are closed, we recognize a liability for the fair value of future contractual obligations associated with the leased location.  The fair value of the store closing lease obligation is determined using an expected present value cash flow model incorporating future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items, discounted at a credit-adjusted risk free rate.  The expected present value cash flow model uses a probability weighted scenario approach that assigns varying cash flows to certain scenarios based on the expected likelihood of outcomes.  Estimating the fair value involves making assumptions regarding estimated sublease income by obtaining information from property brokers or appraisers in the specific markets being evaluated.  The information includes comparable lease rates of similar assets and assumptions about demand in the market for leasing these assets.  Subsequent changes to the liability, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of the change.

Judgments and uncertainties involved in the estimate
Our store closing lease liability calculations require us to apply judgment in estimating expected future cash flows, primarily related to estimated sublease income, and the selection of an appropriate discount rate.

Effect if actual results differ from assumptions
During 2011, 13 stores under operating lease were closed, which includes one store that was relocated.  We recorded $76 million of expense for store closing lease obligations during 2011. These charges included $67 million related to new liabilities recorded during 2011 and $9 million of adjustments related to previously recorded liabilities.

We have not made any material changes in the methodology used to estimate the expected future cash flows of closed locations under operating leases during the past three fiscal years.  If the actual results are not consistent with the assumptions and judgments we have made in estimating expected future cash flows, our store closing lease obligation losses could vary positively or negatively from our estimated losses.   A 10% decrease in the estimated present value of

cash inflows from sublease activity for the 13 stores under operating lease that closed during 2011 would have increased expenses recorded for lease obligations by approximately $11 million.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation; automobile; property; general and product liability; extended protection plan; and certain medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  During 2011, our self-insurance liability increased approximately $29 million to $864 million as of February 3, 2012.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment; utilized discount rate; projected exposures including payroll, sales and vehicle units; as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years.  Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.  A 10% change in our self-insurance liability would have affected net earnings by approximately $55 million for 2011.  A 100 basis point change in our discount rate would have affected net earnings by approximately $20 million for 2011.

Revenue Recognition

Description
See Note 1 to the consolidated financial statements for a discussion of our revenue recognition policies.  The following accounting estimates relating to revenue recognition require management to make assumptions and apply judgment regarding the effects of future events that cannot be determined with certainty.

We sell separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenues from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company consistently groups and evaluates extended protection plan contracts based on the characteristics of the underlying products and the coverage provided in order to monitor for expected losses.  A loss on the overall contract would be recognized if the expected costs of performing services under the contracts exceeded the amount of unamortized acquisition costs and related deferred revenue associated with the contracts.  Deferred revenues associated with the extended protection plan contracts increased $73 million to $704 million as of February 3, 2012.

We defer revenue and cost of sales associated with settled transactions for which customers have not yet taken possession of merchandise or for which installation has not yet been completed.  Revenue is deferred based on the actual amounts received.  We use historical gross margin rates to estimate the adjustment to cost of sales for these transactions.  During 2011, deferred revenues associated with these transactions increased $59 million to $430 million as of February 3, 2012.

Judgments and uncertainties involved in the estimate
For extended protection plans, there is judgment inherent in our evaluation of expected losses as a result of our methodology for grouping and evaluating extended protection plan contracts and from the actuarial determination of the estimated cost of the contracts.  There is also judgment inherent in our determination of the recognition pattern of costs of performing services under these contracts.

For the deferral of revenue and cost of sales associated with transactions for which customers have not yet taken possession of merchandise or for which installation has not yet been completed, there is judgment inherent in our estimates of gross margin rates.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to recognize revenue on our extended protection plan contracts during the past three fiscal years.  We currently do not anticipate incurring any overall contract losses on our extended protection plan contracts.  Although we believe that we have the ability to adequately monitor and estimate expected losses under the extended protection plan contracts, it is possible that actual results could differ from our estimates.  In addition, if future evidence indicates that the costs of performing services under these contracts are incurred on other than a straight-line basis, the timing of revenue recognition under these contracts could change.  A 10% change in the amount of revenue recognized in 2011 under these contracts would have affected net earnings by approximately $12 million.

We have not made any material changes in the methodology used to reverse net sales and cost of sales related to amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed.  We believe we have sufficient current and historical knowledge to record reasonable estimates related to the impact to cost of sales for these transactions.  However, if actual results are not consistent with our estimates or assumptions, we may incur additional income or expense.  A 10% change in the estimate of the gross margin rates applied to these transactions would have affected net earnings by approximately $7 million in 2011.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We speak throughout this Annual Report on Form 10-K in forward-looking statements about our future, but particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believe,” “expect,” “will,” “should,” and other similar expressions are intended to identify those forward-looking statements.  While we believe our expectations are reasonable, they are not guarantees of future performance.  Our actual results could differ substantially from our expectations.

For a detailed description of the risks and uncertainties that we are exposed to, you should read the “Risk Factors” included elsewhere in this Annual Report on Form 10-K to the United States Securities and Exchange Commission.  All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section and in the “Risk Factors” included elsewhere in this Annual Report on Form 10-K.  We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates, commodity prices and foreign currency exchange rates.

Interest Rate Risk

Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because our long-term debt is carried at amortized cost and consists of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful for financial instruments.

Commodity Price Risk

We purchase certain commodity products that are subject to price volatility caused by factors beyond our control.  We believe that the price volatility of these products is partially mitigated by our ability to adjust selling prices.  The selling prices of these commodity products are influenced, in part, by the market price we pay, which is determined by industry supply and demand.

Foreign Currency Exchange Rate Risk

Although we have international operating entities, our exposure to foreign currency exchange rate fluctuations is not material to our financial condition and results of operations.

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lowe’s Companies, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (Internal Control) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our Internal Control was designed to provide reasonable assurance to our management and the Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of February 3, 2012. In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our management’s assessment, we have concluded that, as of February 3, 2012, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this report, was engaged to audit our Internal Control. Their report appears on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe's Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of February 3, 2012 and January 28, 2011, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 3, 2012. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2012 and January 28, 2011, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 3, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 2, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the "Company") as of  February 3, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 3, 2012 of the Company and our report dated April 2, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 2, 2012

Lowe's Companies, Inc.
Consolidated Statements of Earnings

(In millions, except per share and percentage data)	February 3, 2012%		January 28, 2011%		January 29, 2010%
Fiscal years ended on		Sales		Sales		Sales

Net sales	$50,208	100.00%	$48,815	100.00%	$47,220	100.00%

Cost of sales	32,858	65.44	31,663	64.86	30,757	65.14

Gross margin	17,350	34.56	17,152	35.14	16,463	34.86

Expenses:

Selling, general and administrative	12,593	25.08	12,006	24.60	11,737	24.85

Depreciation	1,480	2.95	1,586	3.25	1,614	3.42

Interest - net	371	0.74	332	0.68	287	0.61

Total expenses	14,444	28.77	13,924	28.53	13,638	28.88

Pre-tax earnings	2,906	5.79	3,228	6.61	2,825	5.98

Income tax provision	1,067	2.13	1,218	2.49	1,042	2.20

Net earnings	$1,839	3.66%	$2,010	4.12%	$1,783	3.78%

Basic earnings per common share	$1.43		$1.42		$1.21

Diluted earnings per common share	$1.43		$1.42		$1.21

Cash dividends per share	$0.530		$0.420		$0.355

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Balance Sheets

		February 3, 2012%		January 28, 2011%
(In millions, except par value and percentage data)			Total		Total

Assets
Current assets:
Cash and cash equivalents		$1,014	3.0%	$652	1.9%
Short-term investments		286	0.9	471	1.4
Merchandise inventory - net		8,355	24.9	8,321	24.7
Deferred income taxes - net		183	0.5	193	0.6
Other current assets		234	0.7	330	1.0
Total current assets		10,072	30.0	9,967	29.6
Property, less accumulated depreciation		21,970	65.5	22,089	65.5
Long-term investments		504	1.5	1,008	3.0
Other assets		1,013	3.0	635	1.9
Total assets		$33,559	100.0%	$33,699	100.0%

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt		$592	1.8%	$36	0.1%
Accounts payable		4,352	13.0	4,351	12.9
Accrued compensation and employee benefits		613	1.8	667	2.0
Deferred revenue		801	2.4	707	2.1
Other current liabilities		1,533	4.5	1,358	4.0
Total current liabilities		7,891	23.5	7,119	21.1
Long-term debt, excluding current maturities		7,035	21.0	6,537	19.4
Deferred income taxes - net		531	1.6	467	1.4
Deferred revenue - extended protection plans		704	2.1	631	1.9
Other liabilities		865	2.5	833	2.5
Total liabilities		17,026	50.7	15,587	46.3

Commitments and contingencies

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
February 3, 2012	1,241
January 28, 2011	1,354	621	1.9	677	2.0
Capital in excess of par value		14	-	11	-
Retained earnings		15,852	47.2	17,371	51.5
Accumulated other comprehensive income		46	0.2	53	0.2
Total shareholders' equity		16,533	49.3	18,112	53.7
Total liabilities and shareholders' equity		$33,559	100.0%	$33,699	100.0%

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Shareholders' Equity

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

	Common Stock
(In millions)	Shares	Amount
Balance January 30, 2009	1,470	$735	$277	$17,049	$(6)	$18,055
Comprehensive income:
Net earnings				1,783
Foreign currency translation					32
Net unrealized investment gains					1
Total comprehensive income						1,816
Tax effect of non-qualified stock options exercised and restricted stock vested			(6)			(6)
Cash dividends declared				(522)		(522)
Share-based payment expense			102			102
Repurchase of common stock	(22)	(11)	(490)	(3)		(504)
Issuance of common stock under share-based payment plans	11	5	123			128
Balance January 29, 2010	1,459	$729	$6	$18,307	$27	$19,069
Comprehensive income:
Net earnings				2,010
Foreign currency translation					28
Net unrealized investment losses					(2)
Total comprehensive income						2,036
Tax effect of non-qualified stock options exercised and restricted stock vested			(6)			(6)
Cash dividends declared				(588)		(588)
Share-based payment expense			115			115
Repurchase of common stock	(113)	(56)	(204)	(2,358)		(2,618)
Issuance of common stock under share-based payment plans	8	4	100			104
Balance January 28, 2011	1,354	$677	$11	$17,371	$53	$18,112
Comprehensive income:
Net earnings				1,839
Foreign currency translation					(8)
Net unrealized investment gains					1
Total comprehensive income						1,832
Tax effect of non-qualified stock options exercised and restricted stock vested			(8)			(8)
Cash dividends declared				(672)		(672)
Share-based payment expense			106			106
Repurchase of common stock	(120)	(60)	(193)	(2,686)		(2,939)
Issuance of common stock under share-based payment plans	7	4	98			102
Balance February 3, 2012	1,241	$621	$14	$15,852	$46	$16,533

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows

(In millions)	February 3, 2012	January 28, 2011	January 29, 2010
Fiscal years ended on

Cash flows from operating activities:
Net earnings	$1,839	$2,010	$1,783
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,579	1,684	1,733
Deferred income taxes	54	(133)	(123)
Loss on property and other assets – net	456	103	193
Share-based payment expense	107	115	102
Changes in operating assets and liabilities:
Merchandise inventory – net	(33)	(64)	(28)
Other operating assets	137	(142)	7
Accounts payable	(5)	60	175
Other operating liabilities	215	219	212
Net cash provided by operating activities	4,349	3,852	4,054

Cash flows from investing activities:
Purchases of investments	(1,433)	(2,605)	(1,827)
Proceeds from sale/maturity of investments	2,120	1,822	1,784
Property acquired	(1,829)	(1,329)	(1,799)
Change in equity method investments – net	(232)	(83)	(60)
Proceeds from sale of property and other long-term assets	52	25	18
Other – net	(115)	(14)	(2)
Net cash used in investing activities	(1,437)	(2,184)	(1,886)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	-	(1,007)
Net proceeds from issuance of long-term debt	993	1,985	10
Repayment of long-term debt	(37)	(552)	(37)
Proceeds from issuance of common stock under share-based payment plans	100	104	128
Cash dividend payments	(647)	(571)	(391)
Repurchase of common stock	(2,937)	(2,618)	(504)
Other – net	(21)	1	-
Net cash used in financing activities	(2,549)	(1,651)	(1,801)

Effect of exchange rate changes on cash	(1)	3	20

Net increase in cash and cash equivalents	362	20	387
Cash and cash equivalents, beginning of year	652	632	245
Cash and cash equivalents, end of year	$1,014	$652	$632

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 3, 2012, JANUARY 28, 2011 AND JANUARY 29, 2010

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world's second-largest home improvement retailer and operated 1,745 stores in the United States, Canada and Mexico at February 3, 2012.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Fiscal year 2011 contained 53 weeks, and fiscal years 2010 and 2009 each contained 52 weeks. All references herein for the years 2011, 2010 and 2009 represent the fiscal years ended February 3, 2012, January 28, 2011, and January 29, 2010, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, which are included in selling, general and administrative (SG&A) expense, have not been significant.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.  Cash and cash equivalents are carried at amortized cost on the consolidated balance sheets.  The majority of payments due from financial institutions for the settlement of credit card and debit card transactions process within two business days and are, therefore, classified as cash and cash equivalents.

Investments - As of February 3, 2012, investments consisted primarily of money market funds, municipal obligations, municipal floating rate obligations and mutual funds.  The Company classifies as investments restricted balances pledged as collateral for the Company’s extended protection plan program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations, are classified as short-term investments. The Company’s trading securities are also classified as short-term investments.  All other investments are classified as long-term.

The Company maintains investment securities that were previously held in conjunction with certain employee benefit plans that are classified as trading securities.  These securities are carried at fair value with unrealized gains and losses included in SG&A expense.  All other investment securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders' equity.

Merchandise Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method of inventory accounting. The cost of inventory also includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on management’s current knowledge with respect to inventory levels, sales trends and historical experience. Management does not believe the Company’s merchandise inventories are subject to significant risk of obsolescence in the near term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions.  However, changes in consumer purchasing patterns could result in the need for additional reserves.  The Company also records an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  Changes in the estimated shrink reserve may be necessary based on the timing and results of physical inventories.

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments or promotions of vendors’ products, which generally do not represent the reimbursement of specific, incremental and identifiable costs incurred by the Company to sell the vendor’s product.  These funds are treated as a reduction in the cost of inventory as the amounts are accrued, and are recognized as a reduction of cost of sales when the inventory is sold.  The Company develops accrual rates for vendor funds based on the provisions of the agreements in place.  Due to the complexity and diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Derivative Financial Instruments - The Company occasionally utilizes derivative financial instruments to manage certain business risks.  However, the amounts were not material to the Company’s consolidated financial statements in any of the years presented.  The Company does not use derivative financial instruments for trading purposes.

Credit Programs - The majority of the Company’s accounts receivable arises from sales of goods and services to commercial business customers. The Company has an agreement with GE Money Bank (GE) under which GE purchases at face value commercial business accounts receivable originated by the Company and services these accounts.  This agreement expires in December 2016, unless terminated sooner by the parties.  The Company accounts for these transfers as sales of the accounts receivable.  When the Company sells its commercial business accounts receivable, it retains certain interests in those receivables, including the funding of a loss reserve and its obligation related to GE’s ongoing servicing of the receivables sold.  Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, GE’s servicing costs and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

Total commercial business accounts receivable sold to GE were $1.8 billion in 2011, $1.7 billion in 2010 and $1.6 billion in 2009.  The Company recognized losses of $31 million in each of 2011, 2010 and 2009 on these receivable sales as SG&A expense, which primarily relates to the fair value of the obligations incurred related to servicing costs that are remitted to GE monthly.  At February 3, 2012 and January 28, 2011, the fair value of the retained interests was determined based on the present value of expected future cash flows and was insignificant.

Sales generated through the Company’s proprietary credit cards are not reflected in receivables.  Under an agreement with GE, credit is extended directly to customers by GE.  All credit program-related services are performed and controlled directly by GE.  The Company has the option, but no obligation, to purchase the receivables at the end of the agreement in December 2016.  Tender costs, including amounts associated with accepting the Company’s proprietary credit cards, are included in SG&A expense in the consolidated statements of earnings.

The total portfolio of receivables held by GE, including both receivables originated by GE from the Company’s proprietary credit cards and commercial business accounts receivable originated by the Company and sold to GE, approximated $6.0 billion at February 3, 2012, and $5.8 billion at January 28, 2011.

Property and Depreciation - Property is recorded at cost. Costs associated with major additions are capitalized and depreciated. Capital assets are expected to yield future benefits and have useful lives which exceed one year.  The total cost of a capital asset generally includes all applicable sales taxes, delivery costs, installation costs and other appropriate costs incurred by the Company, including interest in the case of self-constructed assets.  Upon disposal, the cost of properties and related accumulated depreciation is removed from the accounts, with gains and losses reflected in SG&A expense in the consolidated statements of earnings.

Property consists of land, buildings and building improvements, equipment and construction in progress.  Buildings and building improvements includes owned buildings as well as buildings under capital lease and leasehold improvements.  Equipment primarily includes store racking and displays, computer hardware and software, forklifts, vehicles and other store equipment.

Depreciation is provided over the estimated useful lives of the depreciable assets. Assets are depreciated using the straight-line method. Leasehold improvements and assets under capital lease are depreciated over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured.  During the term of a lease, if leasehold improvements are placed in service significantly after the inception of the lease, the Company depreciates these leasehold improvements over the shorter of the useful life of the leasehold assets or a term that includes lease renewal periods deemed to be reasonably assured at the time the leasehold improvements are placed into service.  The amortization of these assets is included in depreciation expense in the consolidated financial statements.

Long-Lived Asset Impairment/Exit Activities - The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  A potential impairment has occurred for long-lived assets held-for-use if projected future undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than the carrying amounts of the assets.  An impairment loss is recorded for long-lived assets held-for-use when the carrying amount of the asset is not recoverable and exceeds its fair value.

Excess properties that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as long-lived assets held-for-sale.  Excess properties consist primarily of retail outparcels and property associated with relocated or closed locations.  An impairment loss is recorded for long-lived assets held-for-sale when the carrying amount of the asset exceeds its fair value less cost to sell.  A long-lived asset is not depreciated while it is classified as held-for-sale.

For long-lived assets to be abandoned, the Company considers the asset to be disposed of when it ceases to be used.  Until it ceases to be used, the Company continues to classify the asset as held-for-use and tests for potential impairment accordingly.  If the Company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, its depreciable life is re-evaluated.

The Company recorded impairment losses of $388 million in 2011, including $40 million for operating locations, $269 million for locations identified for closure, $78 million for excess properties classified as held-for-use and $1 million, including costs to sell, for excess properties classified as held-for-sale.  The Company recorded long-lived asset impairment of $71 million during 2010, including $36 million for operating locations, $26 million for excess properties classified as held-for-use and $9 million, including costs to sell, for excess properties classified as held-for-sale.  The Company recorded long-lived asset impairment losses of $114 million during 2009, including $53 million for operating locations, $40 million for excess properties classified as held-for-use and $21 million, including costs to sell, for excess properties classified as held-for-sale.  Impairment losses are included in SG&A expense in the consolidated statements of earnings.  Fair value measurements associated with long-lived asset impairments are further described in Note 2 to the consolidated financial statements.

During 2011, the Company closed 27 underperforming stores across the United States.  These decisions were the result of the Company’s realignment of its store operations structure and its continued efforts to focus resources in a manner that would generate the greatest shareholder value.  Total impairment losses for locations identified for closure for 2011 relate to these store closings.

The net carrying amount of excess properties that do not meet the held-for-sale criteria is included in other assets (noncurrent) on the consolidated balance sheets and totaled $286 million and $239 million at February 3, 2012 and January 28, 2011, respectively.

When locations under operating leases are closed, a liability is recognized for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items.  When the Company commits to an exit plan and communicates that plan to affected employees, a liability is recognized in connection with one-time employee termination benefits.  Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Expenses associated with exit activities are included in SG&A expense in the consolidated statement of earnings.

Equity Method Investments - The Company’s investments in certain unconsolidated entities are accounted for under the equity method.  The balance of these investments is included in other assets (noncurrent) in the accompanying consolidated balance sheets.  The balance is increased to reflect the Company’s capital contributions and equity in earnings of the investees.  The balance is decreased to reflect its equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments.  Equity in earnings and losses of the investees have been immaterial and are included in SG&A expense.

Leases - For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured.  The lease term commences on the date that the Company takes possession of or controls the physical use of the property.  Deferred rent is included in other liabilities (noncurrent) on the consolidated balance sheets.

When the Company renegotiates and amends a lease to extend the non-cancellable lease term prior to the date at which it would have been required to exercise or decline a term extension option, the amendment is treated as a new lease.  The new lease begins on the date the lease amendment is entered into and ends on the last date of the non-cancellable lease term, as adjusted to include any option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease amendment, to be reasonably assured.  The new lease is classified as operating or capital under the authoritative guidance through use of assumptions regarding residual value, economic life, incremental borrowing rate, and fair value of the leased asset(s) as of the date of the amendment.

Accounts Payable - The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions.  The Company’s goal in entering into this arrangement is to capture overall supply chain savings, in the form of pricing, payment terms or vendor funding, created by facilitating suppliers’ ability to finance payment obligations at more favorable discount rates, while providing them with greater working capital flexibility.

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers.  As of February 3, 2012 and January 28, 2011, $754 million and $645 million, respectively, of the Company’s outstanding payment obligations had been placed on the accounts payable tracking system, and participating suppliers had financed $431 million and $476 million, respectively, of those payment obligations to participating financial institutions.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:
(In millions)	February 3, 2012	January 28, 2011
Self-insurance liabilities	$318	$311
Accrued dividends	174	148
Sales tax liabilities	158	112
Accrued interest	126	115
Accrued property taxes	102	113
Other	655	559
Total	$1,533	$1,358

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has stop-loss coverage to limit the exposure arising from these claims.  The Company is also self-insured for certain losses relating to extended protection plan and medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured.  Outstanding surety bonds relating to self-insurance were $214 million and $235 million at February 3, 2012, and January 28, 2011, respectively.

Income Taxes - The Company establishes deferred income tax assets and liabilities for temporary differences between the tax and financial accounting bases of assets and liabilities.  The tax effects of such differences are reflected in the consolidated balance sheets at the enacted tax rates expected to be in effect when the differences reverse.  A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized.  The tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax statutes of multiple jurisdictions.

The Company establishes a liability for tax positions for which there is uncertainty as to whether or not the position will be ultimately sustained.  The Company includes interest related to tax issues as part of net interest on the consolidated financial statements.  The Company records any applicable penalties related to tax issues within the income tax provision.

Revenue Recognition - The Company recognizes revenues, net of sales tax, when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Revenues from product installation services are recognized when the installation is completed.  Deferred revenues associated with amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed were $430 million and $371 million at February 3, 2012, and January 28, 2011, respectively.

Revenues from stored-value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed.  The liability associated with outstanding stored-value cards was $371 million and $336 million at February 3, 2012, and January 28, 2011, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets.The Company recognizes income from unredeemed stored-value cards at the point at which redemption becomes remote.  The Company’s stored-value cards have no expiration date or dormancy fees.  Therefore, to determine when redemption is remote, the Company analyzes an aging of the unredeemed cards based on the date of last stored-value card use.

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

(In millions)	2011	2010
Deferred revenue - extended protection plans, beginning of year	$631	$549
Additions to deferred revenue	264	253
Deferred revenue recognized	(191)	(171)
Deferred revenue - extended protection plans, end of year	$704	$631

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $145 million and $166 million at February 3, 2012 and January 28, 2011, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

(In millions)	2011	2010
Liability for extended protection plan claims, beginning of year	$20	$23
Accrual for claims incurred	90	80
Claim payments	(89)	(83)
Liability for extended protection plan claims, end of year	$21	$20

Cost of Sales and Selling, General and Administrative Expenses - The following lists the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative
▪ Total cost of products sold, including:
    - Purchase costs, net of vendor funds;
    - Freight expenses associated with moving merchandise inventories from vendors to retail stores;
    - Costs associated with operating the Company’s distribution network, including payroll and benefit costs and occupancy costs;
▪ Costs of installation services provided;
▪ Costs associated with delivery of products directly from vendors to customers by third parties;
▪ Costs associated with inventory shrinkage and obsolescence.

▪ Payroll and benefit costs for retail and corporate employees;
▪ Occupancy costs of retail and corporate facilities;
▪ Advertising;
▪ Costs associated with delivery of products from stores to customers;
▪ Third-party, in-store service costs;
▪ Tender costs, including bank charges, costs associated with credit card interchange fees and amounts associated with accepting the Company’s proprietary credit cards;
▪ Costs associated with self-insured plans, and premium costs for stop-loss coverage and fully insured plans;
▪ Long-lived asset impairment losses and gains/losses on disposal of assets;
▪ Other administrative costs, such as supplies, and travel and entertainment.

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $803 million, $790 million and $750 million in 2011, 2010 and 2009, respectively.

Shipping and Handling Costs - The Company includes shipping and handling costs relating to the delivery of products directly from vendors to customers by third parties in cost of sales.  Shipping and handling costs, which include third-party delivery costs, salaries, and vehicle operations expenses relating to the delivery of products from stores to customers, are classified as SG&A expense.  Shipping and handling costs included in SG&A expense were $461 million, $431 million and $371 million in 2011, 2010 and 2009, respectively.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to expense as incurred.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of shareholders’ equity.  Comprehensive income represents changes in shareholders' equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale securities, as well as foreign currency translation adjustments.  Net unrealized gains, net of tax, on available-for-sale securities classified in accumulated other comprehensive income on the consolidated balance sheets were $1 million at February 3, 2012 and insignificant at January 28, 2011.  Foreign currency translation gains, net of tax, classified in accumulated other comprehensive income were $45 million and $53 million at February 3, 2012 and January 28, 2011, respectively.  The reclassification adjustments for gains/losses included in net earnings were not significant for any of the periods presented.

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

In June 2011, the FASB issued authoritative guidance that amends the presentation requirements for comprehensive income in financial statements. The guidance requires entities to report components of comprehensive income either as part of a single continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income.  Subsequently, in December, 2011, the FASB issued authoritative guidance that indefinitely defers certain provisions of the guidance issued in June 2011.  The guidance defers the requirement to present reclassifications of other comprehensive income on the face of the income statement.  The guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. The adoption of this guidance will impact the presentation of comprehensive income, but will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued authoritative guidance that amends the existing requirements for goodwill impairment testing. The guidance gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment at their annual assessment date before calculating the fair value of a reporting unit. Companies will be required to perform the two-step impairment test only if, based on the qualitative evaluation, it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. Companies will continue to be required to determine qualitatively whether an interim goodwill impairment test is required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the guidance will impact the Company’s process for determining if a goodwill impairment test is necessary, but will not have an impact on the Company’s consolidated financial statements.

Segment Information - The Company’s home improvement retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s home improvement retail stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. The amounts of long-lived assets and net sales outside of the U.S. were not significant for any of the periods presented.

Reclassifications - Certain prior period amounts have been reclassified to conform to current classifications.  Certain amounts within the investing and financing activities sections of the consolidated statements of cash flows have been reclassified, including net contributions to equity method investments, which is now presented as a separate line item.

NOTE 2: Fair Value Measurements and Financial Instruments

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of February 3, 2012 and January 28, 2011, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	February 3, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Money market funds	$153	$153	$-	$-
Municipal obligations	79	-	79	-
Municipal floating rate obligations	25	-	25	-
Other	2	2	-	-
Trading securities:
Mutual funds	27	27	-	-
Total short-term investments	$286	$182	$104	$-

Available-for-sale securities:
Municipal floating rate obligations	$363	$-	$363	$-
Municipal obligations	122	-	122	-
Other	19	-	19	-
Total long-term investments	$504	$-	$504	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	January 28, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Money market funds	$66	$66	$-	$-
Municipal obligations	190	-	190	-
Municipal floating rate obligations	163	-	163	-
Other	2	2	-	-
Trading securities:
Mutual funds	50	50	-	-
Total short-term investments	$471	$118	$353	$-

Available-for-sale securities:
Municipal floating rate obligations	$765	$-	$765	$-
Municipal obligations	208	-	208	-
Other	35	-	35	-
Total long-term investments	$1,008	$-	$1,008	$-

When available, quoted prices were used to determine fair value.  When quoted prices in active markets were available, investments were classified within Level 1 of the fair value hierarchy.  When quoted prices in active markets were not available, fair values were determined using pricing models, and the inputs to those pricing models were based on observable market inputs.  The inputs to the pricing models were typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the years ended February 3, 2012 and January 28, 2011, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.  The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available. The Company classified these fair value measurements as Level 3.

In the determination of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, incorporating local market conditions, about key variables including sales growth rates, gross margin, controllable expenses, such as payroll and occupancy expense, and asset residual values.  In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  In general, the selected market participants represented a group of other retailers with a location footprint similar in size to the Company’s.

In the determination of impairment for locations identified for closure and for excess properties held-for-use and held-for-sale, which consisted of retail outparcels and property associated with relocated or closed locations, the fair values were determined using a market approach based on estimated selling prices. The Company determined the estimated selling prices by obtaining information from property brokers or appraisers in the specific markets being evaluated. The information included comparable sales of similar assets and assumptions about demand in the market for the purchase or lease of these assets.

The following tables present the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale. Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 3, 2012 and January 28, 2011.

	February 3, 2012
(In millions)	Fair Value Measurements	Impairment Losses
Assets held-for-use:
Operating locations	$16	$(40)
Locations identified for closure	72	(269)
Excess properties	117	(78)
Assets held-for-sale:
Excess properties	2	(1)
Total	$207	$(388)

	January 28, 2011
(In millions)	Fair Value Measurements	Impairment Losses
Assets held-for-use:
Operating locations	$15	$(36)
Excess properties	45	(26)
Assets held-for-sale:
Excess properties	36	(9)
Total	$96	$(71)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	February 3, 2012		January 28, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Long-term debt (excluding capitalized lease obligations)	$7,209	$8,274	$6,209	$6,715

NOTE 3: Investments

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at February 3, 2012, and January 28, 2011, are as follows:

	February 3, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In millions)	Costs	Gains	Losses	Values
Money market funds	$153	$-	$-	$153
Municipal obligations	79	-	-	79
Municipal floating rate obligations	25	-	-	25
Other	2	-	-	2
Classified as short-term	259	-	-	259
Municipal floating rate obligations	363	-	-	363
Municipal obligations	120	2	-	122
Other	19	-	-	19
Classified as long-term	502	2	-	504
Total	$761	$2	$-	$763

	January 28, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In millions)	Costs	Gains	Losses	Values
Money market funds	$66	$-	$-	$66
Municipal obligations	189	1	-	190
Municipal floating rate obligations	163	-	-	163
Other	2	-	-	2
Classified as short-term	420	1	-	421
Municipal floating rate obligations	765	-	-	765
Municipal obligations	209	-	(1)	208
Other	35	-	-	35
Classified as long-term	1,009	-	(1)	1,008
Total	$1,429	$1	$(1)	$1,429

The proceeds from sales of available-for-sale securities were $1.3 billion, $814 million and $1.2 billion for 2011, 2010 and 2009, respectively.  Gross realized gains and losses on the sale of available-for-sale securities were not significant for any of the periods presented.  The investments classified as long-term at February 3, 2012, will mature in one to 31 years, based on stated maturity dates.

The Company elected the fair value option for certain investments previously maintained in conjunction with certain employee benefit plans.  These investments are reported as trading securities, which are included in short-term investments, and were $27 million and $50 million at February 3, 2012 and January 28, 2011, respectively.  Net unrealized gains/losses for the year ended February 3, 2012 were not significant. For the years ended January 28, 2011, and January 29, 2010, net unrealized gains for trading securities totaled $6 million, and $7 million, respectively. Unrealized gains and losses on trading securities were included in SG&A expense.  Cash flows from purchases, sales and maturities of trading securities are included in cash flows from investing activities in the consolidated statements of cash flows based on the nature and purpose for which the securities were acquired.

Short-term and long-term investments include restricted balances pledged as collateral for the Company’s extended protection plan program and for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Restricted balances included in short-term investments were $233 million at February 3, 2012 and $102 million at January 28, 2011.  Restricted balances included in long-term investments were $262 million at February 3, 2012 and $260 million at January 28, 2011.

NOTE 4: Property and Accumulated Depreciation

Property is summarized by major class in the following table:

	Estimated
	Depreciable	February 3, 2012	January 28, 2011
(In millions)	Lives, In Years
Cost:
Land	N/A	$6,936	$6,742
Buildings and building improvements	5-40	16,640	16,531
Equipment	3-15	9,835	9,142
Construction in progress	N/A	921	930
Total cost		34,332	33,345
Accumulated depreciation		(12,362)	(11,256)
Property, less accumulated depreciation		$21,970	$22,089

Included in net property are assets under capital lease of $654 million, less accumulated depreciation of $384 million, at February 3, 2012, and $567 million, less accumulated depreciation of $353 million, at January 28, 2011.

NOTE 5: Exit Activities

When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items.  During 2011, the Company closed 13 stores subject to operating leases, which includes one store that was relocated.

The Company recognizes a liability in connection with one-time employee termination benefits when the Company commits to an exit plan and communicates that plan to the affected employees.  During 2011, the Company announced the closing of 27 stores, which required the accrual of one-time termination benefits.

Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Changes to the accrual for exit activities for 2011 are summarized as follows:

	2011
(In millions)	Lease obligations	Severance	Total
Accrual for exit activities, balance at beginning of period	$12	$-	$12
Additions to the accrual - net	83	15	98
Cash payments	(9)	(15)	(24)
Accrual for exit activities, balance at end of period	$86	$-	$86

Charges associated with accruals for exit activities for the years ended January 28, 2011 and January 29, 2010, and the liabilities for exit activities at January 28, 2011 and January 29, 2010, were immaterial.

NOTE 6: Short-Term Borrowings and Lines of Credit

On October 25, 2011, the Company entered into a second amended and restated credit agreement (Amended Facility) to modify the senior credit facility dated June 2007, which provided for borrowings of up to $1.75 billion through June 2012.  The Amended Facility extends the maturity date to October 2016 and continues to provide for borrowings of up to $1.75 billion.  The Amended Facility supports the Company’s commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the Amended Facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the Amended Facility.  The Amended Facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the Amended Facility.  The Company was in compliance with those covenants as of February 3, 2012.  Thirteen banking institutions are participating in the Amended Facility.  As of February 3, 2012 and January 28, 2011, there were no outstanding borrowings or letters of credit under the Amended Facility or the prior facility dated June 2007 and no outstanding borrowings under the Company’s commercial paper program.

The Company also has a Canadian dollar (C$) denominated credit facility in the amount of C$50 million that provides revolving credit support for our Canadian operations.  This uncommitted credit facility provides the Company with the ability to make unsecured borrowings which are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility.  As of February 3, 2012 and January 28, 2011, there were no outstanding borrowings under the C$ credit facility.

NOTE 7: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at February 3, 2012	February 3, 2012	January 28, 2011
Secured debt:1
Mortgage notes due through fiscal 2027	6.05%	$20	$17
Unsecured debt:
Notes due through fiscal 2016	4.61%	2,070	2,068
Notes due fiscal 2017-2021	4.34%	1,767	1,269
Notes due fiscal 2022-2026	8.20%	15	15
Notes due fiscal 2027-2031	6.76%	812	812
Notes due fiscal 2032-2036	5.64%	940	939
Notes due fiscal 2037-20412	5.94%	1,585	1,089
Capitalized lease obligations due through fiscal 2035		418	364
Total long-term debt		7,627	6,573
Less current maturities		(592)	(36)
Long-term debt, excluding current maturities		$7,035	$6,537

1 Real properties with an aggregate book value of $67 million were pledged as collateral at February 3, 2012, for secured debt.
2 Amount includes $100 million of notes issued in 1997 that may be put at the option of the holder on the 20th anniversary of the issue at par value. None of these notes are currently puttable.

Debt maturities, exclusive of unamortized original issue discounts and capitalized lease obligations, for the next five years and thereafter are as follows: 2012, $551 million; 2013, $2 million; 2014, $2 million; 2015, $508 million; 2016, $1.0 billion; thereafter, $5.2 billion.

The Company’s unsecured notes are issued under indentures that have generally similar terms and therefore have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which is expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at February 3, 2012.

In April 2010, the Company issued $1.0 billion of unsecured notes in two tranches: $500 million of 4.625% notes maturing in April 2020 and $500 million of 5.8% notes maturing in April 2040.  The 2020 and 2040 notes were issued at discounts of approximately $3 million and $5 million, respectively.  Interest on the notes is payable semiannually in arrears in April and October of each year until maturity.

In November 2010, the Company issued $1.0 billion of unsecured notes in two tranches: $475 million of 2.125% notes maturing in April 2016 and $525 million of 3.75% notes maturing in April 2021.  The 2016 and 2021 notes were issued at discounts of approximately $2 million and $3 million, respectively.  Interest on these notes is payable semiannually in arrears in April and October of each year until maturity.

In November 2011, the Company issued $1.0 billion of unsecured notes in two tranches: $500 million of 3.8% notes maturing in 2021 and $500 million of 5.125% notes maturing in 2041.  The 2021 and 2041 notes were issued at discounts of approximately $3 million and $5 million, respectively.  Interest on these notes is payable semiannually in arrears in May and November of each year until maturity, beginning in May 2012.

The discounts associated with these issuances are included in long-term debt and are being amortized over the respective terms of the notes.

The indentures governing the notes issued in 2011 and 2010 contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs.  If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity.  However, the indentures contain various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

NOTE 8: Shareholders' Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at February 3, 2012 and January 28, 2011, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($.50 par value) at February 3, 2012 and January 28, 2011.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  During 2011, the Company utilized the remaining authorization under the prior share repurchase program that was authorized on January 29, 2010. On August 19, 2011, the Company's Board of Directors authorized a new $5.0 billion share repurchase program with no expiration.   At February 3, 2012, the Company had remaining authorization under the share repurchase program of $4.5 billion.

The Company also repurchases shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for 2011 and 2010 were as follows:

	2011		2010
(In millions)	Shares	Cost1	Shares	Cost1
Share repurchase program	118.3	$2,900	111.7	$2,600
Shares repurchased from employees	1.5	39	0.7	18
Total share repurchases	119.8	$2,939	112.4	$2,618

1Reductions of $2.7 billion and $2.4 billion were recorded to retained earnings, after capital in excess of par value was depleted, for 2011 and 2010, respectively.

NOTE 9: Accounting for Share-Based Payment

Overview of Share-Based Payment Plans

The Company has equity incentive plans (the Incentive Plans) under which the Company may grant share-based awards to key employees and non-employee directors.  The Company also has an employee stock purchase plan (the ESPP) that allows employees to purchase Company shares at a discount through payroll deductions. These plans contain a nondiscretionary anti-dilution provision that is designed to equalize the value of an award as a result of an equity restructuring.

Share-based awards were authorized under the Incentive Plans for grant to key employees and non-employee directors for up to 169.0 million shares of common stock.  In addition, up to 45.0 million shares were authorized under the ESPP.

At February 3, 2012, there were 19.4 million shares remaining available for grant under the Incentive Plans and 7.0 million shares available under the ESPP.

The Company recognized share-based payment expense in SG&A expense in the consolidated statements of earnings totaling $107 million, $115 million and $102 million in 2011, 2010 and 2009, respectively.  The total associated income tax benefit recognized was $32 million, $38 million and $27 million in 2011, 2010 and 2009, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $99 million at February 3, 2012, of which $63 million will be recognized in 2012, $33 million in 2013 and $3 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.7 years.

For all share-based payment awards, the expense recognized has been adjusted for estimated forfeitures where the requisite service is not expected to be provided. Estimated forfeiture rates are developed based on the Company’s analysis of historical forfeiture data for homogeneous employee groups.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

Stock options generally have terms of seven years, with one-third of each grant vesting each year for three years, and are assigned an exercise price equal to the closing market price of a share of the Company’s common stock on the date of grant.  These options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical performance of the Company’s stock, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’sevaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Assumptions used:
Weighted-average expected volatility	39.9%	39.4%	36.4%
Weighted-average dividend yield	1.39%	1.07%	0.82%
Weighted-average risk-free interest rate	1.83%	2.02%	1.71%
Weighted-average expected term, in years	4.44	4.42	4.00

Weighted-average grant date fair value	$7.93	$7.68	$4.58

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $8 million, $6 million and $8 million in 2011, 2010 and 2009, respectively.

Transactions related to stock options for the year ended February 3, 2012 are summarized as follows:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
	(In thousands)	Per Share	(In years)	(In thousands)1
Outstanding at January 28, 2011	24,109	$26.48
Granted	2,311	25.45
Canceled, forfeited or expired	(4,560)	28.46
Exercised	(1,329)	19.60
Outstanding at February 3, 2012	20,531	$26.38	2.86	$61,306
Vested and expected to vest at
February 3, 20122	20,472	$26.38	2.85	$61,145
Exercisable at February 3, 2012	15,157	$27.75	2.02	$36,095

1	Options for which the exercise price exceeded the closing market price of a share of the Company’s common stock at February 3, 2012 are excluded from the calculation of aggregate intrinsic value.
2	Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Performance Accelerated Restricted Stock Awards (PARS)

PARS are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a five-year service period from the date of grant, unless performance acceleration goals are achieved, in which case, awards vest 50% at the end of three years or 100% at the end of four years.  The performance acceleration goals are based on targeted Company average return on beginning non-cash assets, as defined in the PARS agreement.  PARS are expensed on a straight-line basis over the shorter of the explicit service period related to the service condition or the implicit service period related to the performance conditions, based on the probability of meeting the conditions.  The Company uses historical data to estimate the timing and amount of forfeitures.  No PARS were granted in 2011, 2010 or 2009.  The total fair value of PARS vested was approximately $19 million in 2011 and $7 million in 2010.  No PARS vested in 2009.

Transactions related to PARS for the year ended February 3, 2012 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 28, 2011	733	$34.11
Vested	(733)	34.11
Nonvested at February 3, 2012	-	$-

Performance-Based Restricted Stock Awards

Performance-based restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, upon the achievement of a minimum threshold, 25% to 100% of the awards vest at the end of a three-year service period from the date of grant based on the target performance goal specified in the performance-based restricted stock agreement.  The performance goal is based on targeted Company average return on non-cash assets, as defined in the performance-based restricted stock agreement.  These awards are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal. If the performance goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company uses historical data to estimate the timing and amount of forfeitures.  No performance-based restricted stock awards were granted in 2011, 2010 or 2009.  The total fair value of performance-based restricted stock awards vested was approximately $16 million and $4 million in 2011 and 2010, respectively.  No performance-based restricted stock awards vested in 2009.

Transactions related to performance-based restricted stock awards for the year ended February 3, 2012 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 28, 2011	858	$23.97
Vested	(631)	23.97
Canceled or forfeited	(227)	23.97
Nonvested at February 3, 2012	-	$-

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three- to five-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $25.29, $23.88 and $16.03 in 2011, 2010, and 2009, respectively. The total fair value of restricted stock awards vested was approximately $61 million, $37 million and $12 million in 2011, 2010 and 2009, respectively.

Transactions related to restricted stock awards for the year ended February 3, 2012 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 28, 2011	9,855	$20.46
Granted	3,044	25.29
Vested	(2,418)	22.96
Canceled or forfeited	(1,037)	21.22
Nonvested at February 3, 2012	9,444	$21.30

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2011, 2010 and 2009, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $140,000 in 2011, and $115,000 for both 2010 and 2009.  During 2011, 52,200 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $24.25, $24.75 and $19.01 in 2011, 2010 and 2009, respectively. The total fair value of deferred stock units vested was $1 million in 2011, 2010 and 2009.  During 2011, 0.3 million fully vested deferred stock units were released as a result of termination of service. At February 3, 2012, there were 0.5 million deferred stock units outstanding, all of which were vested.

Performance Share Units

The Company has issued two types of Performance Share Units - those based on the achievement of targeted Company return on non-cash average assets (RONCAA) and those based on targeted Company improvement in brand differentiation. Performance share units do not have dividend rights.  In general, upon achievement of a minimum threshold, 50% to 150% of these awards vest at the end of a three-year service period from the date of grant based upon achievement of the performance goal specified in the performance share unit agreement.

Performance share units are expensed on a straight-line basis over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company uses historical data to estimate the timing and amount of forfeitures.

RONCAA Awards

Performance share units issued based on the achievement of targeted RONCAA, which is considered a performance condition, are classified as equity awards and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period. The weighted-average grant-date fair value per unit for performance share units classified as equity awards granted in 2011 was $25.13. No performance share units were granted in 2010 or 2009. No performance share units vested in 2011, 2010, or 2009.

Transactions related to performance share units classified as equity awards for the year ended February 3, 2012 are summarized as follows:

	Units (In thousands)1	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 28, 2011	-	$-
Granted	449	25.13
Canceled or forfeited	(25)	25.53
Nonvested at February 3, 2012	424	$25.11

Brand Differentiation Awards

Performance share units issued based on targeted Company improvement in brand differentiation, which is not considered a market, performance, or service related condition, are classified as liability awards and are measured at fair value at each reporting date.  The awards are valued at the market price of a share of the Company’s common stock at the end of each reporting period less the present value of dividends expected to be issued during the remaining requisite service period. The weighted-average grant-date fair value per unit of performance share units classified as liability awards granted in 2011 was $25.45. No performance share units were granted in 2010 or 2009. No performance share units vested in 2011, 2010, or 2009. The total liability for performance share units classified as liability awards at February 3, 2012 was $2 million.

Transactions related to performance share units classified as liability awards for the year ended February 3, 2012 are summarized as follows:

	Units (In thousands)1	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 28, 2011	-	$-
Granted	206	25.45
Canceled or forfeited	(12)	25.53
Nonvested at February 3, 2012	194	$25.45

¹ The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of February 3, 2012, the maximum number of units that could vest under the provisions of the agreements were 0.6 million for the RONCAA awards and 0.3 million units for the brand differentiation awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $23.97, $22.84 and $15.63 in 2011, 2010 and 2009, respectively.  An insignificant amount of restricted stock units vested in 2011, 2010 and 2009.

Transactions related to restricted stock units for the year ended February 3, 2012 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 28, 2011	168	$20.58
Granted	66	23.97
Vested	(20)	20.58
Canceled or forfeited	(12)	21.57
Nonvested at February 3, 2012	202	$21.44

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period.  During 2011, the Company issued 3.7 million shares of common stock and recognized $14 million of share-based payment expense pursuant to the plan.

NOTE 10: Employee Retirement Plans

The Company maintains a defined contribution retirement plan for its eligible employees (the 401(k) Plan).  Employees are eligible to participate in the 401(k) Plan six months (180 days prior to January 1, 2011) after their original date of service. Eligible employees are automatically enrolled in the 401(k) Plan at a 1% deferral rate, unless the employee elects otherwise.  The Company makes contributions to the 401(k) Plan each payroll period, based upon a matching formula applied to employee deferrals (the Company match).  Plan participants are eligible to receive the Company match pursuant to the terms of the plan.  The Company match varies based on how much the employee elects to defer up to a maximum of 4.25% of eligible compensation.  The Company match is invested identically to employee contributions and vests immediately in the participant accounts.

The Company maintains a Benefit Restoration Plan to supplement benefits provided under the 401(k) Plan to plan participants whose benefits are restricted as a result of certain provisions of the Internal Revenue Code of 1986.  This plan provides for employee salary deferrals and employer contributions in the form of a company match.

The Company maintains a non-qualified deferred compensation program called the Lowe’s Cash Deferral Plan. This plan is designed to permit certain employees to defer receipt of portions of their compensation, thereby delaying taxation on the deferral amount and on subsequent earnings until the balance is distributed.  This plan does not provide for employer contributions.

The Company recognized expense associated with employee retirement plans of $150 million in 2011 and $154 million in both 2010 and 2009.

NOTE 11: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	3.0	2.2
Other, net	(1.1)	(0.3)	(0.3)
Effective tax rate	36.7%	37.7%	36.9%

The components of the income tax provision are as follows:

(In millions)	2011	2010	2009
Current:
Federal	$891	$1,171	$1,046
State	124	188	123
Total current	1,015	1,359	1,169
Deferred:
Federal	50	(117)	(108)
State	2	(24)	(19)
Total deferred	52	(141)	(127)
Total income tax provision	$1,067	$1,218	$1,042

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	February 3, 2012	January 28, 2011
Deferred tax assets:
Self-insurance	$316	$303
Share-based payment expense	105	128
Deferred rent	80	89
Net operating losses	100	98
Other, net	121	151
Total deferred tax assets	722	769
Valuation allowance	(101)	(99)
Net deferred tax assets	621	670

Deferred tax liabilities:
Property	(903)	(870)
Other, net	(66)	(74)
Total deferred tax liabilities	(969)	(944)

Net deferred tax liability	$(348)	$(274)

The Company operates as a branch in various foreign jurisdictions and cumulatively has incurred net operating losses of $379 million and $310 million as of February 3, 2012, and January 28, 2011, respectively.  The net operating losses are subject to expiration in 2017 through 2031.  Deferred tax assets have been established for these net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of foreign net deferred tax assets, including those recognized for net operating losses, the Company recorded cumulative valuation allowances of $101 million and $99 million at February 3, 2012, and January 28, 2011, respectively.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In millions)	2011	2010	2009
Unrecognized tax benefits, beginning of year	$165	$154	$200
Additions for tax positions of prior years	11	22	31
Reductions for tax positions of prior years	(19)	(19)	(45)
Additions based on tax positions related to the current year	19	9	5
Settlements	(30)	(1)	(37)
Unrecognized tax benefits, end of year	$146	$165	$154

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $10 million and $8 million as of February 3, 2012, and January 28, 2011, respectively.

During 2011, the Company recognized $8 million of interest expense and an insignificant decrease in penalties related to uncertain tax positions.  As of February 3, 2012, the Company had $27 million of accrued interest and an insignificant amount of accrued penalties.  During 2010, the Company recognized $7 million of interest expense and an insignificant increase in penalties related to uncertain tax positions.  As of January 28, 2011, the Company had $21 million of accrued interest and an insignificant amount of accrued penalties.  During 2009, the Company recognized $9 million of interest income and a $9 million reduction in penalties related to uncertain tax positions.

The Company is subject to examination by various foreign and domestic taxing authorities. It is currently appealing IRS adjustments for insurance deductions with regards to exam periods 2004 through 2007.   These appeals should be completed within the next 12 months.  In addition, it is reasonably possible that the Company will resolve federal items identified under the previous audit cycles for fiscal years 2008 through 2011, within the next 12 months.  The combination of these events as well as the settlement of certain state items should result in a reduction to the Company’s unrecognized tax benefit of $144 million.  There are also ongoing U.S. state audits covering tax years 2003 to 2010.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 12: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method.  Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.  The Company’s participating securities consist of share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for 2011, 2010 and 2009:

(In millions, except per share data)	2011	2010	2009
Basic earnings per common share:
Net earnings	$1,839	$2,010	$1,783
Less: Net earnings allocable to participating securities	(15)	(17)	(13)
Net earnings allocable to common shares	$1,824	$1,993	$1,770
Weighted-average common shares outstanding	1,271	1,401	1,462
Basic earnings per common share	$1.43	$1.42	$1.21
Diluted earnings per common share:
Net earnings	$1,839	$2,010	$1,783
Less: Net earnings allocable to participating securities	(15)	(17)	(13)
Net earnings allocable to common shares	$1,824	$1,993	$1,770
Weighted-average common shares outstanding	1,271	1,401	1,462
Dilutive effect of non-participating share-based awards	2	2	2
Weighted-average common shares, as adjusted	1,273	1,403	1,464
Diluted earnings per common share	$1.43	$1.42	$1.21

Stock options to purchase 18.2 million, 19.8 million and 21.4 million shares of common stock for 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

NOTE 13: Leases

The Company leases facilities and land for certain facilities under agreements with original terms generally of 20 years.  The leases generally contain provisions for four to six renewal options of five years each.  Some lease agreements also provide for contingent rentals based on sales performance in excess of specified minimums or changes in the consumer price index. Contingent rentals were not significant for any of the periods presented.  The Company subleases certain properties that are not used in its operations.  Sublease income was not significant for any of the periods presented.

The future minimum rental payments required under operating leases and capitalized lease obligations having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

		Capitalized
(In millions)	Operating	Lease
Fiscal Year	Leases	Obligations	Total
2012	$421	$76	$497
2013	416	76	492
2014	406	72	478
2015	401	62	463
2016	398	51	449
Later years	3,809	366	4,175
Total minimum lease payments	$5,851	$703	$6,554
Less amount representing interest		(296)
Present value of minimum lease payments		407
Less current maturities		(41)
Present value of minimum lease payments, less current maturities		$366

Rental expenses under operating leases were $410 million, $402 million and $410 million in 2011, 2010 and 2009, respectively, and were recognized in SG&A expense. Excluded from these amounts are rental expenses associated with closed locations which were recognized as exit costs in the period of closure.

NOTE 14: Commitments and Contingencies

The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, are expected to be material to the Company’s financial statements.  In evaluating liabilities associated with its various legal proceedings, the Company has accrued for probable liabilities associated with these matters. The amounts accrued were not material to the Company’s consolidated financial statements in any of the years presented. Reasonably possible losses for any of the individual legal proceedings which have not been accrued were not material to the Company’s consolidated financial statements.

As of February 3, 2012, the Company had non-cancelable commitments of $1.3 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2012, $590 million; 2013, $313 million; 2014, $198 million; 2015, $195 million; 2016, $1 million.

NOTE 15: Related Parties

A brother-in-law of the Company’s Executive Vice President of Business Development is a senior officer and shareholder of a vendor that provides millwork and other building products to the Company.  The Company purchased products from this vendor in the amount of $82 million in both 2011 and 2010 and $86 million in 2009.  Amounts payable to this vendor were insignificant at February 3, 2012 and January 28, 2011.

NOTE 16: Other Information

Net interest expense is comprised of the following:

(In millions)	2011	2010	2009
Long-term debt	$341	$312	$293
Short-term borrowings	-	-	2
Capitalized lease obligations	38	35	32
Interest income	(12)	(12)	(17)
Interest capitalized	(10)	(14)	(19)
Interest on tax uncertainties	8	7	(9)
Other	6	4	5
Interest - net	$371	$332	$287

Supplemental disclosures of cash flow information:

(In millions)	2011	2010	2009
Cash paid for interest, net of amount capitalized	$361	$319	$314
Cash paid for income taxes, net	$914	$1,590	$1,157
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$202	$56	$69
Loss on equity method investments	$(12)	$(4)	$(4)
Cash dividends declared but not paid	$174	$148	$131
Non-cash employee stock option exercises	$2	$-	$2

Sales by product category:

	2011		2010		2009
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$5,312	11%	$5,365	11%	$4,897	10%
Lawn & landscape	4,758	10	4,742	10	4,519	10
Fashion electrical	4,098	8	3,804	8	3,731	8
Lumber	3,463	7	3,402	7	3,242	7
Building materials	3,156	6	2,879	6	2,924	6
Paint	3,154	6	3,003	6	2,907	6
Home fashions, storage & cleaning	3,117	6	3,001	6	2,949	6
Rough plumbing	2,918	6	2,704	6	2,644	6
Flooring	2,864	6	2,779	6	2,769	6
Tools	2,802	6	2,600	5	2,440	5
Seasonal living	2,734	5	2,655	5	2,420	5
Millwork	2,710	5	2,884	6	2,787	6
Hardware	2,691	5	2,561	5	2,513	5
Fashion plumbing	2,480	5	2,438	5	2,483	5
Nursery	1,988	4	1,964	4	1,953	4
Cabinets & countertops	1,700	3	1,701	3	1,716	4
Other	263	1	333	1	326	1
Totals	$50,208	100%	$48,815	100%	$47,220	100%

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2011 and 2010:

	2011
(In millions, except per share data)	First	Second	Third	Fourth1
Net sales	$12,185	$14,543	$11,852	$11,629
Gross margin	4,319	5,016	4,037	3,979
Net earnings	461	830	225	322
Basic earnings per common share	0.35	0.65	0.18	0.26
Diluted earnings per common share	$0.34	$0.64	$0.18	$0.26

	2010
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$12,388	$14,361	$11,587	$10,480
Gross margin	4,358	5,006	4,061	3,726
Net earnings	489	832	404	285
Basic earnings per common share	0.34	0.58	0.29	0.21
Diluted earnings per common share	$0.34	$0.58	$0.29	$0.21

1 The fourth quarter of fiscal 2011 contained an additional week.

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

Management’s report on internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and the report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Item 8 of this Annual Report on Form 10-K.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 3, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Proposal One: Election of Directors,” “Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees,” “Information about the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive Proxy Statement which will be filed pursuant to Regulation 14A, with the SEC within 120 days after the fiscal year ended February 3, 2012 (the Proxy Statement).  The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.”

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the Code). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A full text of the Code can be found at www.Lowes.com, under the “About Lowe’s,” “Investors” and “Governance - Code of Ethics” captions. You can also obtain a copy of the complete Code by contacting Shareholder Services at 1-888-345-6937.

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

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 3, 2012:
Reserve for loss on obsolete inventory	$39	$8	(1)	$-		$47
Reserve for inventory shrinkage	127	308		(294)	(2)	141
Reserve for sales returns	52	4	(3)	-		56
Deferred tax valuation allowance	99	2	(4)	-		101
Self-insurance liabilities	835	1,126		(1,097)	(5)	864
Reserve for exit activities	12	98		(24)	(6)	86

January 28, 2011:
Reserve for loss on obsolete inventory	$49	$-		$(10)	(1)	$39
Reserve for inventory shrinkage	138	292		(303)	(2)	127
Reserve for sales returns	51	1	(3)	-		52
Deferred tax valuation allowance	65	34	(4)	-		99
Self-insurance liabilities	792	1,083		(1,040)	(5)	835
Reserve for exit activities	5	10		(3)	(6)	12

January 29, 2010:
Reserve for loss on obsolete inventory	$58	$-		$(9)	(1)	$49
Reserve for inventory shrinkage	129	291		(282)	(2)	138
Reserve for sales returns	49	2	(3)	-		51
Deferred tax valuation allowance	42	23	(4)	-		65
Self-insurance liabilities	751	1,014		(973)	(5)	792
Reserve for exit activities	7	-		(2)	(6)	5

(1): Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.
(2): Represents the actual inventory shrinkage experienced at the time of physical inventories.
(3): Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of anticipated merchandise returns.
(4): Represents an increase in the required reserve based on the Company’s evaluation of deferred tax assets.
(5): Represents claim payments for self-insured claims.
(6): Represents lease payments and adjustments, net of sublease income, and payments for one-time employee termination benefits.

3.	Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	January 31, 2012

4.1	Indenture, dated as of April 15, 1992, between the Company and The Bank of New York, as successor trustee.	S-3	033-47269	4.1	April 16, 1992

4.2	Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.3	Form of the Company's 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.4	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.5	Form of the Company's 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.6	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as trustee, including as an exhibit thereto a form of the Company's 5.0% Notes maturing in October 2015 and the Company's 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.7	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 5.4% Notes maturing in October 2016 and the Company's 5.8% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.8	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 5.6% Notes maturing in September 2012, the Company's 6.1% Notes maturing in September 2017, and the Company's 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.9	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 4.625% Notes maturing in April 2020 and the Company's 5.8% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.10	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 2.125% Notes maturing in April 2016 and the Company's 3.75% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.11	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company’s 3.8% Notes maturing in November 2021 and the Company’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.12	Second Amended and Restated Credit Agreement, dated as of October 25, 2011.	8-K	001-07898	10.1	October 28, 2011

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.1	Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994. *	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994. *	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe's Companies Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated effective December 1, 2008.*	10-K	001-07898	10.10	March 31, 2009

10.4	Amendment No. 1 to the Lowe's Companies Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated effective December 1, 2008.*	10-Q	001-07898	10.1	June 2, 2010

10.5	Amendment No. 2 to the Lowe's Companies Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated effective December 1, 2008.*	10-Q	001-07898	10.3	December 1, 2010

10.6	Lowe's Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.7	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.8	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe's Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.9	Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.10	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-K	001-07898	10.10	March 29, 2011

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.11	Amendment No. 2 to the Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-K	001-07898	10.11	March 29, 2011

10.12	Amendment No. 3 to the Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.1	December 1, 2011

10.13	Lowe's Companies, Inc. 2001 Incentive Plan.*	S-8	333-73408	4.4	November 15, 2001

10.14	Form of the Company's Management Continuity Agreement for Tier I Senior Officers.*‡

10.15	Form of the Company's Management Continuity Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.2	September 3, 2008

10.16	Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.17	Amendment No. 1 to the Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.18	Amendment No. 2 to the Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.19	Lowe's Companies, Inc. Amended and Restated Directors' Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.20	Form of Lowe's Companies, Inc. Deferred Stock Unit Agreement for Directors.*	8-K	001-07898	10.2	June 3, 2005

10.21	Form of Lowe's Companies, Inc. Restricted Stock Award Agreement.*	10-Q	001-07898	10.1	September 1, 2005

10.22	Form of Lowe's Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	May 31, 2011

10.23	Lowe's Companies, Inc. 2011 Annual Incentive Plan.*	DEF 14A	001-07898	Appendix B	April 11, 2011

10.24	Lowe's Companies, Inc. 2006 Long Term Incentive Plan.*	DEF 14A	001-07898	Appendix B	April 10, 2009

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.25	Form of Lowe’s Companies, Inc. 2006 Long Term Incentive Plan Non-Qualified Stock Option Agreement.*	10-K	001-07898	10.24	March 29, 2011

10.26	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program.*	10-K	001-07898	10.25	March 29, 2011

10.27	Amendment No. 2 to the Lowe's Companies, Inc. Deferred Compensation Program.*	10-K	001-07898	10.22	March 31, 2009

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges. ‡

21	List of Subsidiaries. ‡

23	Consent of Deloitte & Touche LLP. ‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 2, 2012	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board, President and Chief Executive Officer

April 2, 2012	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Executive Vice President and Chief Financial Officer

April 2, 2012	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
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

/s/ Robert A. Niblock	Chairman of the Board, President, Chief Executive Officer and Director	April 2, 2012
Robert A. Niblock		Date
/s/ Raul Alvarez	Director	April 2, 2012
Raul Alvarez		Date

/s/ David W. Bernauer	Director	April 2, 2012
David W. Bernauer		Date

/s/ Leonard L. Berry	Director	April 2, 2012
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	April 2, 2012
Peter C. Browning		Date

/s/ Richard W. Dreiling	Director	April 2, 2012
Richard W. Dreiling		Date

/s/ Dawn E. Hudson	Director	April 2, 2012
Dawn E. Hudson		Date

/s/ Robert L. Johnson	Director	April 2, 2012
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	April 2, 2012
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	April 2, 2012
Richard K. Lochridge		Date

/s/ Stephen F. Page	Director	April 2, 2012
Stephen F. Page		Date

/s/ Eric C. Wiseman	Director	April 2, 2012
Eric C. Wiseman		Date