Form 10-K/A
period 2012-02-03
LOWES COMPANIES INC
filed 2012-04-10
CIK 60667

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

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the period ended February 3, 2012, which we filed with the Securities and Exchange Commission on April 2, 2012 (the “10-K Report”), to correct a technical error that appeared in the original Interactive Data File included as Exhibit 101 to the 10-K Report.

In the detail tagging within the Interactive Data File of the Commitments and Contingencies footnote to the original filing, we are correcting the value associated with non-cancelable commitments due 2012 to $590 million as opposed to the $5 million reflected in the original tagging.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment No. 1 currently-dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b).

Except for Exhibit 101 submitted herewith and the currently-dated certifications, this Amendment No. 1 makes no other changes to the 10-K Report as filed with the Securities and Exchange Commission and posted on our web site on April 2, 2012. We have posted on our website a corrected version of the Interactive Data File included as Exhibit 101 to the 10-K Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 10, 2012	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
Senior Vice President and Chief Accounting Officer

  Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document. ‡

101.SCH	XBRLTaxonomy Extension Schema Document. ‡

101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document. ‡

101.DEF	XBRLTaxonomy Extension Definition Linkbase Document. ‡

101.LAB	XBRLTaxonomy Extension Label Linkbase Document. ‡

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document. ‡

        ‡   Filed herewith.

        †   Furnished herewith.