Form 10-Q
period 2012-05-04
LOWES COMPANIES INC
filed 2012-06-06
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 1, 2012
Common Stock, $.50 par value	1,176,721,190

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 4, 2012	April 29, 2011	February 3, 2012
Assets

Current assets:
Cash and cash equivalents		$3,072	$1,496	$1,014
Short-term investments		161	345	286
Merchandise inventory - net		9,786	9,661	8,355
Deferred income taxes - net		279	232	183
Other current assets		330	239	234

Total current assets		13,628	11,973	10,072

Property, less accumulated depreciation		21,821	22,060	21,970
Long-term investments		710	1,209	504
Other assets		1,049	642	1,013

Total assets		$37,208	$35,884	$33,559

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt		$593	$38	$592
Accounts payable		6,977	6,694	4,352
Accrued compensation and employee benefits		492	557	613
Deferred revenue		881	970	801
Other current liabilities		2,053	1,662	1,533

Total current liabilities		10,996	9,921	7,891

Long-term debt, excluding current maturities		9,018	6,538	7,035
Deferred income taxes - net		412	498	531
Deferred revenue - extended protection plans		716	650	704
Other liabilities		863	818	865

Total liabilities		22,005	18,425	17,026

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
May 4, 2012	1,187
April 29, 2011	1,318
February 3, 2012	1,241	594	659	621
Capital in excess of par value		-	-	14
Retained earnings		14,557	16,715	15,852
Accumulated other comprehensive income		52	85	46

Total shareholders' equity		15,203	17,459	16,533

Total liabilities and shareholders' equity		$37,208	$35,884	$33,559

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data
	Three Months Ended
	May 4, 2012		April 29, 2011
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$13,153	100.00	$12,185	100.00

Cost of sales	8,589	65.30	7,866	64.56

Gross margin	4,564	34.70	4,319	35.44

Expenses:

Selling, general and administrative	3,241	24.65	3,120	25.60

Depreciation	370	2.81	371	3.05

Interest - net	103	0.78	88	0.72

Total expenses	3,714	28.24	3,579	29.37

Pre-tax earnings	850	6.46	740	6.07

Income tax provision	323	2.45	279	2.28

Net earnings	$527	4.01	$461	3.79

Weighted average common shares outstanding - basic	1,206		1,324

Basic earnings per common share	$0.43		$0.35

Weighted average common shares outstanding - diluted	1,208		1,328

Diluted earnings per common share	$0.43		$0.34

Cash dividends per share	$0.14		$0.11

Retained Earnings
Balance at beginning of period	$15,852		$17,371
Net earnings	527		461
Cash dividends	(165)		(145)
Share repurchases	(1,657)		(972)
Balance at end of period	$14,557		$16,715

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data
	Three Months Ended
	May 4, 2012		April 29, 2011
	Amount	Percent	Amount	Percent
Net earnings	$527	4.01	$461	3.79

Foreign currency translation adjustments	6	0.05	31	0.25

Net unrealized investment gains	-	-	1	0.01

Other comprehensive income	6	0.05	32	0.26

Comprehensive income	$533	4.06	$493	4.05

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 4, 2012	April 29, 2011
Cash flows from operating activities:
Net earnings	$527	$461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	396	397
Deferred income taxes	(230)	(43)
Loss on property and other assets - net	19	9
Loss on equity method investments	15	2
Share-based payment expense	25	30
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,432)	(1,329)
Other operating assets	(65)	104
Accounts payable	2,625	2,339
Other operating liabilities	587	453
Net cash provided by operating activities	2,467	2,423

Cash flows from investing activities:
Purchases of investments	(708)	(627)
Proceeds from sale/maturity of investments	627	554
Property acquired	(337)	(313)
Change in equity method investments - net	(70)	(32)
Proceeds from sale of property and other long-term assets	29	5
Other - net	(11)	2
Net cash used in investing activities	(470)	(411)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	1,984	-
Repayment of long-term debt	(10)	(9)
Proceeds from issuance of common stock under share-based payment plans	53	15
Cash dividend payments	(174)	(149)
Repurchase of common stock	(1,789)	(1,031)
Other - net	(4)	3
Net cash provided by (used in) financing activities	60	(1,171)

Effect of exchange rate changes on cash	1	3

Net increase in cash and cash equivalents	2,058	844
Cash and cash equivalents, beginning of period	1,014	652
Cash and cash equivalents, end of period	$3,072	$1,496

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 4, 2012 and April 29, 2011, and the results of operations and cash flows for the three months ended May 4, 2012 and April 29, 2011.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 3, 2012 (the Annual Report).  The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current classifications.  Certain amounts within the consolidated statements of cash flows have been reclassified, including the loss on equity method investments and net contributions to equity method investments, which are now presented as separate line items.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of May 4, 2012, April 29, 2011, and February 3, 2012, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	May 4, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$58	$-	$58	$-
Municipal floating rate obligations	35	-	35	-
Money market funds	33	33	-	-
Other	8	8	-	-
Trading securities:
Mutual funds	27	27	-	-
Total short-term investments	$161	$68	$93	$-
Available-for-sale securities:
Municipal floating rate obligations	$621	$-	$621	$-
Municipal obligations	89	-	89	-
Total long-term investments	$710	$-	$710	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	April 29, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$156	$-	$156	$-
Municipal floating rate obligations	49	-	49	-
Money market funds	84	84	-	-
Other	2	2	-	-
Trading securities:
Mutual funds	54	54	-	-
Total short-term investments	$345	$140	$205	$-
Available-for-sale securities:
Municipal floating rate obligations	$959	$-	$959	$-
Municipal obligations	224	-	224	-
Other	26	-	26	-
Total long-term investments	$1,209	$-	$1,209	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	February 3, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Municipal obligations	$79	$-	$79	$-
Municipal floating rate obligations	25	-	25	-
Money market funds	153	153	-	-
Other	2	2	-	-
Trading securities:
Mutual funds	27	27	-	-
Total short-term investments	$286	$182	$104	$-
Available-for-sale securities:
Municipal floating rate obligations	$363	$-	$363	$-
Municipal obligations	122	-	122	-
Other	19	-	19	-
Total long-term investments	$504	$-	$504	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 4, 2012 and April 29, 2011, the Company had no significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. The fair values of the Company’s unsecured notes classified as Level 1 were estimated using quoted market prices. The fair values of the Company’s mortgage notes classified as Level 2 were estimated using a discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable risk-free borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	May 4, 2012		April 29, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Unsecured notes (Level 1)	$9,174	$10,340	$6,193	$6,755
Mortgage notes (Level 2)	20	24	21	25
Long-term debt (excluding capitalized lease obligations)	$9,194	$10,364	$6,214	$6,780

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for the Company’s extended protection plan program and for a portion of Installed Sales program liability.  At April 29, 2011 and February 3, 2012, short-term and long-term investments also included restricted balances pledged as collateral for a portion of the Company’s casualty insurance liability. Restricted balances included in short-term investments were $109 million at May 4, 2012, $120 million at April 29, 2011, and $233 million at February 3, 2012.  Restricted balances included in long-term investments were $292 million at May 4, 2012, $261 million at April 29, 2011, and $262 million at February 3, 2012.

Note 4: Property - Property is shown net of accumulated depreciation of $12.7 billion at May 4, 2012, $11.6 billion at April 29, 2011, and $12.4 billion at February 3, 2012.

Note 5: Extended Protection Plans - The Company sells separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  Changes in deferred revenue for extended protection plan contracts are summarized as follows:

	Three Months Ended
(In millions)	May 4, 2012	April 29, 2011
Deferred revenue - extended protection plans, beginning of period	$704	$631
Additions to deferred revenue	66	65
Deferred revenue recognized	(54)	(46)
Deferred revenue - extended protection plans, end of period	$716	$650

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $133 million at May 4, 2012, $163 million at April 29, 2011, and $145 million at February 3, 2012.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended
(In millions)	May 4, 2012	April 29, 2011
Liability for extended protection plan claims, beginning of period	$21	$20
Accrual for claims incurred	17	19
Claim payments	(16)	(20)
Liability for extended protection plan claims, end of period	$22	$19

Note 6: Long-Term Debt - In April 2012, the Company issued $2.0 billion of unsecured notes in three tranches: $500 million of 1.625% notes maturing in April 2017 (the 2017 Notes), $750 million of 3.12% notes maturing in April 2022 (the 2022 Notes) and $750 million of 4.65% notes maturing in April 2042 (the 2042 Notes).  The 2017, 2022 and 2042 notes were issued at discounts of approximately $2 million, $4 million and $10 million, respectively.  Interest on these notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2012.

The discounts associated with these issuances are included in long-term debt and are being amortized over the respective terms of the notes.

The indentures governing these notes contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the Indenture) occurs.  If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity.  However, the indentures include various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 7: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On August 19, 2011, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration.  At May 4, 2012, the Company had remaining authorization under the share repurchase program of $2.75 billion.

The Company also repurchases shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three months ended May 4, 2012 and April 29, 2011 were as follows:

	Three Months Ended
	May 4, 2012		April 29, 2011
(In millions)	Shares	Cost 1	Shares	Cost 1
Share repurchase program	58.0	$1,750	37.9	$1,000
Shares repurchased from employees	1.3	39	1.3	33
Total share repurchases	59.3	$1,789	39.2	$1,033

1  Reductions of $1.7 billion and $972 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended May 4, 2012 and April 29, 2011, respectively.

Note 8: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  At May 4, 2012, the Company had unrecognized tax benefits of $88 million.  The Company is currently appealing IRS adjustments for insurance deductions with regards to exam periods 2004 through 2007.  These appeals should be completed within the next 12 months.  In addition, it is reasonably possible that the Company will resolve federal items identified under the previous audit cycles for fiscal years 2008 through 2011 within the next 12 months.  The combination of these events as well as the settlement of certain state items should result in a reduction to the Company’s unrecognized tax benefit of $86 million.  There are also ongoing U.S. state audits covering tax years 2003 through 2010.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three months ended May 4, 2012 and April 29, 2011.

	Three Months Ended
(In millions, except per share data)	May 4, 2012	April 29, 2011
Basic earnings per common share:
Net earnings	$527	$461
Less: Net earnings allocable to participating securities	(3)	(3)
Net earnings allocable to common shares	$524	$458
Weighted-average common shares outstanding	1,206	1,324
Basic earnings per common share	$0.43	$0.35
Diluted earnings per common share:
Net earnings	$527	$461
Less: Net earnings allocable to participating securities	(3)	(3)
Net earnings allocable to common shares	$524	$458
Weighted-average common shares outstanding	1,206	1,324
Dilutive effect of non-participating share-based awards	2	4
Weighted-average common shares, as adjusted	1,208	1,328
Diluted earnings per common share	$0.43	$0.34

Stock options to purchase 7.9 million and 14.8 million shares of common stock for the three months ended May 4, 2012 and April 29, 2011, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 4, 2012	April 29, 2011
Long-term debt	$97	$83
Capitalized lease obligations	9	9
Interest income	(2)	(3)
Interest capitalized	(1)	(2)
Interest on tax uncertainties	(3)	(1)
Other	3	2
Interest - net	$103	$88

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 4, 2012	April 29, 2011
Cash paid for interest, net of amount capitalized	$177	$171
Cash paid for income taxes, net	$76	$72
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$8	$31
Cash dividends declared but not paid	$165	$145
Non-cash employee stock option exercises	$-	$2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 4, 2012 and April 29, 2011, and the related consolidated statements of current and retained earnings, comprehensive income, and cash flows for the fiscal three-month periods ended May 4, 2012 and April 29, 2011. These consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 3, 2012, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 2, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of February 3, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 5, 2012

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 4, 2012 and April 29, 2011.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2011.  In fiscal 2012, there is a one week shift as a result of the 53rd week in 2011.  For the purposes of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based on comparable 13 week periods.  This discussion and analysis is presented in six sections:

•	Executive Overview
•	Operations
•	Lowe’s Business Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

In the first quarter of 2012, we were able to capitalize on better than anticipated weather early in this season, though demand for seasonal products slowed toward the end of the quarter.  We saw solid transaction growth and continued stabilization in comparable store average ticket.  Gross margin contracted, but we believe we are now beyond the peak of the gross margin declines.  We continued to effectively control operating expenses in the quarter and delivered diluted earnings per share of $0.43.

We continued to strategically invest in ways that will better position Lowe’s for success, and these investments will continue in 2012.  Over the past six months, we have also spent a significant amount of time designing high-level future state processes, focusing on efficiency and effectiveness, along with cost reductions, in order to streamline our organization.  To support our efforts, we continued to make important changes to our organizational structure during the quarter to align functions based on either the creation or the delivery of customer experiences.

While we have seen some improvements in the macroeconomic environment, we believe future uncertainties are still weighing heavily on the consumer.  During the quarter, we observed acceleration in consumer spending, but it was primarily aided by unseasonably warm weather.  And while there has been improvement in housing turnover, the increase was off a small base and high levels of distressed properties still remain a concern.  We continue to maintain a cautious view of the housing and macro demand environment and are focused on what we can control:  delivering better customer experiences, product differentiation, and value improvement.

Better customer experiences
Through the rollout of our flexible fulfillment process, we have provided customers access to an even wider range of products beyond our stores via Lowes.com.  Flexible fulfillment allows us to deliver 96% of Lowes.com parcel orders from the most efficient location directly to customers within one day using standard shipping. In the first quarter of 2012, flexible fulfillment contributed to Lowes.com sales growth of nearly 50%.

Enhancements to our contact centers and exterior sales programs have further enabled the seamless experience.  First, we equipped contact center associates with better tools and greater access to information, enabling them to improve the customer experience via the capability to tender a sale while still on the phone with the customer.  We also equipped our exterior project specialists with an in-home mobile office suite of tools which has allowed them to increase the number of in-home appointments by 20% a week.

Product differentiation
Our focus on product differentiation has led us to reset nearly one-third of our stores with a concept that highlights innovation, brands, value and Lowe’s Creative Ideas.  Based on preliminary results from the 500 initial locations completed in 2011, the areas we reset are driving sales with more items per ticket.  As a result, we are rolling out this concept to 900 additional stores in 2012, of which more than 100 were reset in the first quarter.  The product differentiation concept is also helping to develop brands by highlighting some of our leading national brands and drawing increased attention to the value provided by our private brands.

Value improvement
We are also focused on value improvement, which is built on a foundation of everyday low cost and tailored market assorting to ensure we have the right product, in the right market, in the right quantity at the right price.  This requires us to simplify our agreements with vendors, obtain the best first cost, and better determine the SKUs to carry in each market we serve.  In the first quarter of 2012, we have completed approximately one-third of our total product line reviews and completed a small percentage of the associated resets.  By the end of the second quarter of 2012, we expect to have completed approximately half of the total planned product line reviews and approximately 15% of the associated resets.  By the end of this fiscal year, we anticipate having completed 90% of our product line reviews and over 55% of the associated resets.  We expect the customer and financial benefits of value improvement will be more substantial in the second half of 2012 and carry into 2013.

We will continue to monitor our progress and fine-tune the value improvement process as we learn more, just as we are with product differentiation and our efforts to develop simple and seamless customer experiences.  While we have set a clear course, we will be ready to adjust our direction in response to ever-changing customer needs and expectations, and with the evolution of tools available to improve customer experiences.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 4, 2012	April 29, 2011	2012 vs. 2011	2012 vs. 2011
Net sales	100.00%	100.00%	N/A	7.9%
Gross margin	34.70	35.44	(74)	5.7
Expenses:
Selling, general and administrative	24.65	25.60	(95)	3.9
Depreciation	2.81	3.05	(24)	(0.4)
Interest - net	0.78	0.72	6	16.8
Total expenses	28.24	29.37	(113)	3.8
Pre-tax earnings	6.46	6.07	39	14.8
Income tax provision	2.45	2.28	17	15.7
Net earnings	4.01%	3.79%	22	14.3%
EBIT margin 1	7.24%	6.79%	45	15.0%

	Three Months Ended
Other Metrics	May 4, 2012	April 29, 2011
Comparable store sales increase/(decrease) 2, 3	2.6%	(3.3)%
Total customer transactions (in millions) 4	208	195
Average ticket 4, 5	$63.09	$62.51
At end of period:
Number of stores	1,747	1,751
Sales floor square feet (in millions)	197	197
Average store size selling square feet (in thousands) 6	113	113
Return on invested capital 7	9.0%	8.9%

1 EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
2 Comparable store sales are based on comparable 13-week periods.

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

4 In fiscal 2012, there is a one week shift as a result of the 53rd week in 2011.
5 Average ticket is defined as net sales divided by the total number of customer transactions.
6 Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
7 Return on invested capital is a non-GAAP measure. See below for additional information.

Return on Invested Capital

Return on Invested Capital (ROIC) is considered a non-GAAP financial measure. We believe ROIC is a meaningful metric for investors because it measures how effectively the Company uses capital to generate profits.

We define ROIC as trailing four quarters’ net operating profit after tax divided by the average of ending debt and equity for the last five quarters. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC. Accordingly, the method used by our management to calculate ROIC may differ from the methods other companies use to calculate their ROIC. We encourage you to understand the methods used by another company to calculate its ROIC before comparing its ROIC to ours.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	May 4, 2012	April 29, 2011
Numerator 1
Net earnings	$1,905	$1,982
Plus:
Interest expense - net	386	338
Provision for income taxes	1,111	1,200
Earnings before interest and taxes	3,402	3,520
Less:
Income tax adjustment 2	1,253	1,327
Net operating profit after tax	$2,149	$2,193

Effective tax rate	36.8%	37.7%
Denominator
Average debt and equity 3	$23,966	$24,611
Return on invested capital	9.0%	8.9%

Calculation of Return on Average Debt and Equity
Numerator 1
Net earnings	$1,905	$1,982
Denominator
Average debt and equity 3	$23,966	$24,611
Return on average debt and equity	7.9%	8.1%

1  Amounts used in the calculation of the numerator are based on the trailing four quarters.
2  Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.
3Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 7.9% to $13.2 billion in the first quarter of 2012.  There was a one week shift in fiscal 2012 as a result of the 53rd week in 2011, which aided net sales by $514 million, contributing 4.2% of the net sales increase.  Comparable store sales increased 2.6% over the same period driven by an increase in comparable store customer transactions.  Comparable store average ticket was flat to last year.

Our performance during the quarter was driven by strong sales of seasonal items, as well as strength in our commercial business, which experienced comparable sales growth above the company average.  Commercial business customers responded well to our 5% off everyday offer, vendor demonstrations and promotional events and expanded contractor pack offerings.  In addition, we estimate that our proprietary credit value proposition, which offers customers the choice of 5% off every day or promotional financing, aided comparable store sales by 130 basis points, which was offset by a decrease of 120 basis points due to weakness in large ticket categories, due in part to less aggressive promotions.

Geographically, all divisions of the U.S. delivered positive comparable store sales in the quarter with our strongest performance in the North division, which was the area of the country that experienced the most significant year-over-year improvement in weather.  While we capitalized on better than anticipated weather during most of the quarter, demand for seasonal products slowed toward the end of the quarter.  During the first nine weeks of the quarter, we experienced an increase in U.S. comparable store sales of approximately 6%, primarily through strong sales of products associated with maintaining and beautifying the outdoor living space.  This was partially offset by a 3% decline in U.S. comparable store sales in the last four weeks of the quarter.  This was driven by the pull-forward of seasonal sales into the first part of the quarter, and a more pronounced reduction in promotions towards the end of the quarter relative to last year, as we further emphasized everyday low pricing.

We experienced comparable store sales increases above the company average in the following categories during the quarter:  Tools & Outdoor Power Equipment, Seasonal Living, Paint, Lumber, Building Materials, Hardware, Fashion Electrical and Lawn & Garden.  In addition, Rough Plumbing, Flooring and Home Fashions, Storage & Cleaning performed at approximately the overall company average.  Comparable store sales were below the company average in Appliances, Cabinets & Countertops and Millwork due to fewer promotions as we further emphasized everyday low pricing.  In addition, while stable, we believe that recovery in these and other large ticket categories continues to be constrained.

Gross Margin – For the first quarter of 2012, gross margin decreased 74 basis points as a percentage of sales, driven by margin rate.  Margin rate was negatively impacted by approximately 39 basis points as a result of strong customer response to our 5% off everyday offer to Lowe’s credit cardholders.  In addition, margin rate was negatively impacted by approximately 15 basis points due to actions taken mid-2011 to further emphasize everyday low pricing.  Inflation, driven primarily by Paint and Building Materials, also negatively impacted margin rate by 12 basis points.

SG&A – For the first quarter of 2012, SG&A expense decreased 95 basis points as a percentage of sales compared to the first quarter of 2011.  This was driven primarily by leverage of approximately 63 basis points associated with our proprietary credit program due to fewer losses, lower promotional financing, and higher portfolio income.  In addition, we also experienced leverage of approximately 23 basis points in store payroll primarily driven by increased sales due to the impact of the one week shift.  Advertising expense leveraged approximately 21 basis points primarily attributable to the timing of spending.  These decreases were partially offset by deleverage of 13 basis points associated with our voluntary separation program.

Depreciation – Depreciation expense leveraged 24 basis points for the first quarter compared to the prior year due to a lower asset base and increased sales.  Property, less accumulated depreciation, decreased to $21.8 billion at May 4, 2012 compared to $22.1 billion at April 29, 2011.  As of May 4, 2012 and April 29, 2011, we owned 89% of our stores, which included stores on leased land.

Income Tax Provision – Our effective income tax rates were 38.0% and 37.7% for the first quarters of 2012 and 2011, respectively.  Our effective income tax rate was 36.7% for fiscal 2011.

LOWE’S BUSINESS OUTLOOK

As of May 21, 2012, the date of our first quarter 2012 earnings release, our fiscal year 2012 guidance expected total sales in fiscal 2012 to increase approximately 1% to 2%, which includes the 53rd week in fiscal 2011.  We expected comparable store sales to increase 1% to 3% in fiscal 2012.  We expected to open approximately 10 stores during 2012.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 90 basis points.  In addition, depreciation expense was expected to be approximately $1.5 billion and the effective income tax rate was expected to be approximately 37.9%.  Diluted earnings per share of $1.73 to $1.83 were expected for fiscal 2012.  All comparisons are with fiscal 2011, a 53-week year.  On a 52 versus 52-week basis, total sales were expected to increase approximately 3%.

We repurchased approximately $1.75 billion under our share repurchase program in the first quarter of fiscal 2012. Our guidance assumed approximately $2.75 billion in additional share repurchases for a total of $4.5 billion for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the first quarter of 2012 versus the first quarter of 2011 was primarily driven by an increase in net earnings and changes in working capital, partially offset by the timing of income tax payments.  The increase in net cash used in investing activities for the first quarter of 2012 versus the first quarter of 2011 was driven by an increase in contributions to our Australian joint venture.  Net cash provided by financing activities for the first quarter of 2012 was driven primarily by the issuance of $2.0 billion of unsecured notes in April 2012, largely offset by $1.8 billion in share repurchases, which includes shares repurchased from employees to satisfy statutory tax withholding liabilities upon vesting of restricted stock awards, along with shares repurchased under our share repurchase program.  Net cash used in financing activities for the first quarter of 2011 was driven primarily by $1.0 billion in share repurchases under our share repurchase program.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in June 2012.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at May 4, 2012.  Thirteen banking institutions are participating in the senior credit facility.  There were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under our commercial paper program at May 4, 2012.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of June 5, 2012, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2012 capital expenditures budget is approximately $1.4 billion, inclusive of approximately $100 million of lease commitments, resulting in planned net cash outflow of $1.3 billion.  Approximately 40% of the planned net cash outflow is for investments to enhance the customer experience, inclusive of enhancements in information technology.  Existing stores account for approximately 25% of planned net cash outflow including investments in store resets and remerchandising.  In addition, approximately 20% of the planned net cash outflow is for store expansion.  Our expansion plans for 2012 consist of approximately 10 new stores.  All of the 2012 projects are expected to be owned, of which approximately 35% of the stores are on leased land.  Other planned capital expenditures, accounting for approximately 15% of planned net cash outflow, are for investments in our distribution network, a part of which is the addition of two regional distribution centers.

Debt and capital
In April 2012, we issued $2.0 billion of unsecured notes in three tranches: $500 million of 1.625% notes maturing in April 2017 (the 2017 Notes), $750 million of 3.12% notes maturing in April 2022 (the 2022 Notes) and $750 million of 4.65% notes maturing in April 2042 (the 2042 Notes).  Net proceeds from the 2017, 2022 and 2042 notes were approximately $498 million, $746 million, and $740 million, respectively.  We plan to use the net proceeds for general corporate purposes, which may include repurchase of shares of our common stock, capital expenditures, acquisitions and working capital needs.

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of May 4, 2012, we had a remaining repurchase authorization of approximately $2.75 billion with no expiration date.  We expect to utilize the remaining authorization by the end of fiscal 2012.

In September 2012, $550 million of unsecured debt is scheduled to mature, that we expect to be paid with cash from operations.

On June 1, 2012, the Board of Directors declared a quarterly cash dividend of $0.16 per share, which represents a 14% increase over previously declared quarterly dividends of $0.14 per share.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2012, we issued $2.0 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes long-term debt, excluding capital leases and other, at May 4, 2012.  The unsecured notes are further described in Note 6 to the consolidated financial statements (unaudited) included herein.

	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal and interest amounts, excluding discount)	$16,302	$979	$832	$2,801	$11,690

As of May 4, 2012, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2011.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in our Annual Report.  Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements of the Company's expectations for sales growth, comparable store sales, earnings and performance, shareholder value, capital expenditures, store openings, the housing market, the home improvement industry, demand for services, share repurchases, the Company's strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of lower home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) to maintain, improve, upgrade and protect our critical information systems; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

The forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this report or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf about any of the matters covered in this report are qualified by these cautionary statements and the “Risk Factors” included in our Annual Report on Form 10-K to the SEC and the description of material changes, if any, therein included in our Quarterly Reports on Form 10-Q.  We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 4, 2012, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 4, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of 2012:

(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 2	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
February 4, 2012 - March 2, 2012	6.2	$28.35	4.9	$4,362
March 3, 2012 - April 6, 2012	47.8	30.30	47.8	2,913
April 7, 2012 - May 4, 2012	5.3	30.95	5.3	2,750
As of May 4, 2012	59.3	$30.16	58.0	$2,750

1 During the first quarter of fiscal 2012, the Company repurchased an aggregate of 59.3 million shares of its common stock.  The total number of shares purchased also includes 1.3 million shares repurchased from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

2 Authorization for up to $5.0 billion of share repurchases with no expiration was approved on August 19, 2011 by the Company’s Board of Directors. Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal 2012 through purchases made from time to time either in the open market or through private transactions in accordance with SEC regulations.

Item 5. - Other Information

Retirement of Director - Stephen F. Page, who reached the Board’s mandatory retirement age of 72 during his current term, retired as a director upon the expiration of his current term immediately before the Company's annual meeting of shareholders held on June 1, 2012.  Mr. Page has served as a director of the Company since 2003.

Approval of Additional Shares for Employee Stock Purchase Plan - As noted below, on June 1, 2012, the shareholders of the Company approved an amendment to the Lowe’s Companies Employee Stock Purchase Plan – Stock Options For Everyone (the “Plan”) to increase the number of shares authorized for issuance under the Plan by an additional 25,000,000 shares.  The more significant features of the Plan are described on pages 44-46 of the Company’s definitive proxy statement on Schedule 14A for the annual meeting filed with the SEC on April 13, 2012 (the “Proxy Statement”), which summary description is incorporated by reference herein.  The description of the Plan is subject, however, in all respects, to the terms of the Plan (as Amended and Restated Effective June 1, 2012), which is attached to the Proxy Statement as Appendix B and filed as an exhibit to this Quarterly Report on Form 10-Q.

Approval of a Revised Form of Management Continuity Agreement- As described on page 38 of the Company’s Proxy Statement, the Company has entered into a management continuity agreement with each executive officer for whom disclosure was included in the Proxy Statement pursuant to Item 402(c) of Regulation S-K (each a “named executive officer” and, collectively, the “named executive officers”) and other senior officers of the Company.  On June 1, 2012, the Board of Directors approved a revised form of management continuity agreement that excludes any gross-up payments to cover any excise taxes imposed by Section 4999 of the Internal Revenue Code and authorized the Company to enter into a revised form of agreement with each named executive officer and other eligible senior officers who do not currently have a management continuity agreement with the Company.  The Company does not currently have any named executive officers or other eligible senior officers who do not have a management continuity agreement with the Company, but expects to in the future.  A brief description of the terms and conditions of the management continuity agreements for the named executive officers and other senior officers is included on page 38 of the Proxy Statement, which description, with the exception of the immediately following, bracketed sentence, is incorporated by reference herein as a brief description of the revised form of management continuity agreement.  [“In addition, the executive will be compensated for any excise tax liability he may incur as a result of any benefits paid to the executive being classified as excess parachute payments under Section 280G of the Internal Revenue Code and for income and employment taxes attributable to such excise tax reimbursement.”]  The form of the Company’s revised management continuity agreement for the named executive officers and other senior officers is filed as an exhibit to this Quarterly Report on Form 10-Q, and the description thereof incorporated herein by reference from the Proxy Statement is qualified by and subject, in all respects to, the terms of the form of management continuity agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

Submission of Matters to a Vote of Security Holders - The Company held its annual meeting of shareholders on June 1, 2012.  At the meeting, shareholders elected all eleven of the directors nominated by the Board of Directors.  Each director received a greater number of votes cast “for” his or her election than votes “withheld” from his or her election as reflected below.  In addition, shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2012 and approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan by an additional 25,000,000 shares.  Proposal (5) “to consider and vote upon the shareholder proposal regarding political spending” and proposal (6) “to consider and vote upon the shareholder proposal regarding executive severance agreements” were both withdrawn by their proponents prior to the annual meeting and were not voted upon by the shareholders.  The shareholders did not approve the shareholder proposal on executive stock retention requirements presented and voted upon at the meeting.  For more information on the proposals, see the Company’s Proxy Statement.  Set forth below are the final voting results for each of the proposals voted upon at the Company's annual meeting.

(1)   Election of Director Nominees

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Raul Alvarez	924,158,095	16,409,207	137,772,419
David W. Bernauer	926,163,708	14,403,594	137,772,419
Leonard L. Berry, Ph.D.	926.555.298	14,012,004	137,772,419
Peter C. Browning	876,089,431	64,477,871	137,772,419
Richard W. Dreiling	929,037,291	11,530,011	137,772,419
Dawn E. Hudson	901,639,111	38,928,191	137,772,419
Robert L. Johnson	906,644,303	33,922,999	137,772,419
Marshall O. Larsen	856,404,080	84,163,222	137,772,419
Richard K. Lochridge	910,554,025	30,013,277	137,772,419
Robert A. Niblock	910,800,081	29,767,221	137,772,419
Eric C. Wiseman	901,349,730	39,217,572	137,772,419

(2)   Proposal to Ratify the Appointment of Deloitte & Touche LLP as the Company's Independent Registered Public Accounting Firm for Fiscal Year 2012

VOTES FOR	VOTES AGAINST	ABSTENTIONS
1,067,280,821	7,561,128	3,497,772

(3)   Proposal to Approve the Company's Executive Compensation

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
898,399,627	38,797,954	3,369,721	137,772,419

(4)   Proposal to Approve an Amendment to the Lowe’s Companies Employee Stock Purchase Plan – Stock Options For Everyone – to Increase the Number of Shares Authorized for Issuance under the Plan

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
926,029,374	11,896,633	2,641,295	137,772,419

(7)   Shareholder Proposal Regarding Executive Stock Retention Requirements

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
217,988,707	714,265,257	8,313,338	137,772,419

Item 6. - Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	January 31, 2012

10.1	Lowe's Companies Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.2	Form of the Company's Management Continuity Agreement for Tier 1 Senior Officers.*‡

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

June 5, 2012 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer