Form 10-Q
period 2012-08-03
LOWES COMPANIES INC
filed 2012-09-04
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 31, 2012
Common Stock, $.50 par value	1,140,565,085

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		August 3, 2012	July 29, 2011	February 3, 2012
Assets

Current assets:
Cash and cash equivalents		$1,710	$568	$1,014
Short-term investments		586	340	286
Merchandise inventory - net		8,699	8,825	8,355
Deferred income taxes - net		279	222	183
Other current assets		325	213	234

Total current assets		11,599	10,168	10,072

Property, less accumulated depreciation		21,734	22,195	21,970
Long-term investments		485	857	504
Other assets		1,214	825	1,013

Total assets		$35,032	$34,045	$33,559

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$594	$39	$592
Accounts payable		5,084	5,378	4,352
Accrued compensation and employee benefits		561	495	613
Deferred revenue		847	831	801
Other current liabilities		1,936	1,934	1,533

Total current liabilities		9,022	8,677	7,891

Long-term debt, excluding current maturities		9,008	6,581	7,035
Deferred income taxes - net		580	479	531
Deferred revenue - extended protection plans		726	673	704
Other liabilities		872	856	865

Total liabilities		20,208	17,266	17,026

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
August 3, 2012	1,152
July 29, 2011	1,260
February 3, 2012	1,241	576	630	621
Capital in excess of par value		2	7	14
Retained earnings		14,199	16,060	15,852
Accumulated other comprehensive income		47	82	46

Total shareholders' equity		14,824	16,779	16,533

Total liabilities and shareholders' equity		$35,032	$34,045	$33,559

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data
	Three Months Ended				Six Months Ended
	August 3, 2012		July 29, 2011		August 3, 2012		July 29, 2011
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$14,249	100.00	$14,543	100.00	$27,402	100.00	$26,728	100.00

Cost of sales	9,415	66.07	9,527	65.51	18,003	65.70	17,393	65.07

Gross margin	4,834	33.93	5,016	34.49	9,399	34.30	9,335	34.93

Expenses:

Selling, general and administrative	3,172	22.26	3,232	22.22	6,414	23.40	6,351	23.76

Depreciation	369	2.59	365	2.51	739	2.70	737	2.76

Interest - net	96	0.68	90	0.62	199	0.73	178	0.67

Total expenses	3,637	25.53	3,687	25.35	7,352	26.83	7,266	27.19

Pre-tax earnings	1,197	8.40	1,329	9.14	2,047	7.47	2,069	7.74

Income tax provision	450	3.15	499	3.43	772	2.82	777	2.91

Net earnings	$747	5.25	$830	5.71	$1,275	4.65	$1,292	4.83

Weighted average common shares outstanding - basic	1,157		1,275		1,182		1,300

Basic earnings per common share	$0.64		$0.65		$1.07		$0.99

Weighted average common shares outstanding - diluted	1,159		1,278		1,183		1,303

Diluted earnings per common share	$0.64		$0.64		$1.07		$0.98

Cash dividends per share	$0.16		$0.14		$0.30		$0.25

Retained Earnings
Balance at beginning of period	$14,557		$16,715		$15,852		$17,371
Net earnings	747		830		1,275		1,292
Cash dividends	(184)		(176)		(350)		(322)
Share repurchases	(921)		(1,309)		(2,578)		(2,281)
Balance at end of period	$14,199		$16,060		$14,199		$16,060

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data
	Three Months Ended				Six Months Ended
	August 3, 2012		July 29, 2011		August 3, 2012		July 29, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net earnings	$747	5.25	$830	5.71	$1,275	4.65	$1,292	4.83

Foreign currency translation adjustments	(8)	(0.05)	(4)	(0.03)	(1)	-	27	0.10

Net unrealized investment gains	3	0.01	1	0.01	2	0.01	2	0.01

Other comprehensive (loss)/income	(5)	(0.04)	(3)	(0.02)	1	0.01	29	0.11

Comprehensive income	$742	5.21	$827	5.69	$1,276	4.66	$1,321	4.94

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 3, 2012	July 29, 2011
Cash flows from operating activities:
Net earnings	$1,275	$1,292
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	789	786
Deferred income taxes	(59)	(50)
Loss on property and other assets - net	36	100
Loss on equity method investments	29	4
Share-based payment expense	54	59
Changes in operating assets and liabilities:
Merchandise inventory - net	(345)	(495)
Other operating assets	(159)	121
Accounts payable	731	1,026
Other operating liabilities	445	450
Net cash provided by operating activities	2,796	3,293

Cash flows from investing activities:
Purchases of investments	(1,176)	(948)
Proceeds from sale/maturity of investments	897	1,232
Property acquired	(622)	(780)
Change in equity method investments	(159)	(204)
Proceeds from sale of property and other long-term assets	49	20
Other - net	(21)	(14)
Net cash used in investing activities	(1,032)	(694)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	1,984	-
Repayment of long-term debt	(20)	(18)
Proceeds from issuance of common stock under share-based payment plans	90	55
Cash dividend payments	(340)	(294)
Repurchase of common stock	(2,793)	(2,433)
Other - net	13	3
Net cash used in financing activities	(1,066)	(2,687)

Effect of exchange rate changes on cash	(2)	4

Net increase/(decrease) in cash and cash equivalents	696	(84)
Cash and cash equivalents, beginning of period	1,014	652
Cash and cash equivalents, end of period	$1,710	$568

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 3, 2012 and July 29, 2011, the results of operations for the three and six months ended August 3, 2012 and July 29, 2011 and cash flows for the six months ended August 3, 2012 and July 29, 2011.

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

Note 2: Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The authoritative guidance for fair value measurements establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of the hierarchy are defined as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of August 3, 2012, July 29, 2011, and February 3, 2012, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	August 3, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal floating rate obligations	$433	$-	$433	$-
Money market funds	61	61	-	-
Municipal obligations	56	-	56	-
Other	8	8	-	-
Trading securities:
Mutual funds	28	28	-	-
Total short-term investments	$586	$97	$489	$-
Available-for-sale securities:
Municipal floating rate obligations	$394	$-	$394	$-
Municipal obligations	80	-	80	-
Equity securities	11	11	-	-
Total long-term investments	$485	$11	$474	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	July 29, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal floating rate obligations	$48	$-	$48	$-
Money market funds	95	95	-	-
Municipal obligations	142	-	142	-
Other	2	2	-	-
Trading securities:
Mutual funds	53	53	-	-
Total short-term investments	$340	$150	$190	$-
Available-for-sale securities:
Municipal floating rate obligations	$641	$-	$641	$-
Municipal obligations	196	-	196	-
Other	20	-	20	-
Total long-term investments	$857	$-	$857	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	February 3, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal floating rate obligations	$25	$-	$25	$-
Money market funds	153	153	-	-
Municipal obligations	79	-	79	-
Other	2	2	-	-
Trading securities:
Mutual funds	27	27	-	-
Total short-term investments	$286	$182	$104	$-
Available-for-sale securities:
Municipal floating rate obligations	$363	$-	$363	$-
Municipal obligations	122	-	122	-
Other	19	-	19	-
Total long-term investments	$504	$-	$504	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended August 3, 2012 and July 29, 2011, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

The Company reviews the carrying amounts of long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  With input from retail store operations, the Company accounting and finance personnel that organizationally report to the chief financial officer, assess the performance of retail stores quarterly against historical patterns and projections of future profitability for evidence of possible impairment.  An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds its fair value.  The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available.  The Company classified these fair value measurements as Level 3.

In the determination of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, incorporating local market conditions and inputs from retail store operations, about key variables including the following unobservable inputs: sales growth rates, gross margin, controllable expenses, such as payroll and occupancy expense, and asset residual values.  In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  In general, the selected market participants represented a group of other retailers with a location footprint similar in size to the Company’s.

During the six months ended August 3, 2012, four operating locations experienced a triggering event and were evaluated for recoverability.  One of the four operating locations was determined to be impaired due to a decline in recent cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $6 million.  The discounted cash flow model used to estimate the fair value of the impaired operating location assumed  sales growth rates ranging from 2.0% to 3.5% over the remaining life of the location and applied a discount rate of approximately 6%.

The remaining three operating locations that experienced a triggering event during 2012 were determined to be recoverable and therefore were not impaired.  For these three locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets.  A 10% reduction in projected sales used to estimate future cash flows at the latest date these three operating locations were evaluated for impairment would have resulted in the impairment of one of these locations and increased recognized impairment losses by $6 million.  We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

In the determination of impairment for locations identified for closure and for excess properties held-for-use and held-for-sale, which consisted of retail outparcels and property associated with relocated or closed locations, the fair values were determined using a market approach based on estimated selling prices.  The Company determined the estimated selling prices by obtaining information from property brokers or appraisers in the specific markets being evaluated or negotiated non-binding offers to purchase.  The information obtained from property brokers or appraisers included comparable sales of similar assets and assumptions about demand in the market for these assets.

During the six months ended August 3, 2012, the Company incurred total impairment charges of $16 million for 15 excess property locations.  A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by approximately $3 million.

The following tables present the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale.  Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at August 3, 2012, and July 29, 2011.

Fair Value Measurements - Nonrecurring Basis

	Three Months Ended
	August 3, 2012		July 29, 2011
	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
(In millions)
Assets-held-for-use:
Operating locations	$1	$(6)	$9	$(18)
Locations identified for closure	-	-	21	(60)
Excess properties	14	(10)	18	(5)
Assets-held-for-sale:
Excess properties	3	(1)	1	-
Total	$18	$(17)	$49	$(83)

	Six Months Ended
	August 3, 2012		July 29, 2011
	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
(In millions)
Assets-held-for-use:
Operating locations	$1	$(6)	$9	$(18)
Locations identified for closure	-	-	21	(60)
Excess properties	31	(15)	22	(11)
Assets-held-for-sale:
Excess properties	3	(1)	2	-
Total	$35	$(22)	$54	$(89)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	August 3, 2012		July 29, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Unsecured notes (Level 1)	$9,175	$10,751	$6,194	$6,936
Mortgage notes (Level 2)	19	23	21	25
Long-term debt (excluding capitalized lease obligations)	$9,194	$10,774	$6,215	$6,961

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral for the Company’s extended protection plan program and for a portion of Installed Sales program liability.  At July 29, 2011 and February 3, 2012, short-term and long-term investments also included restricted balances pledged as collateral for a portion of the Company’s casualty insurance liability. Restricted balances included in short-term investments were $136 million at August 3, 2012, $163 million at July 29, 2011, and $233 million at February 3, 2012.  Restricted balances included in long-term investments were $313 million at August 3, 2012, $256 million at July 29, 2011, and $262 million at February 3, 2012.

Note 4: Property - Property is shown net of accumulated depreciation of $13.0 billion at August 3, 2012, $11.9 billion at July 29, 2011, and $12.4 billion at February 3, 2012.

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

	Three Months Ended		Six Months Ended
(In millions)	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Deferred revenue - extended protection plans, beginning of period	$716	$650	$704	$631
Additions to deferred revenue	68	70	134	135
Deferred revenue recognized	(58)	(47)	(112)	(93)
Deferred revenue - extended protection plans, end of period	$726	$673	$726	$673

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $119 million at August 3, 2012, $160 million at July 29, 2011, and $145 million at February 3, 2012.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Liability for extended protection plan claims, beginning of period	$22	$19	$21	$20
Accrual for claims incurred	25	26	42	45
Claim payments	(24)	(21)	(40)	(41)
Liability for extended protection plan claims, end of period	$23	$24	$23	$24

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

In September 2012, $550 million of unsecured debt is scheduled to mature and is expected to be re-paid with cash from operations or investing activities.

Note 7: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On August 19, 2011, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration.  At August 3, 2012, the Company had remaining authorization under the share repurchase program of $1.75 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three and six months ended August 3, 2012 and July 29, 2011 were as follows:

	Three Months Ended
	August 3, 2012		July 29, 2011
(In millions)	Shares	Cost 1	Shares	Cost 1
Share repurchase program	36.8	$1,000	59.7	$1,400
Shares withheld from employees	0.1	3	0.1	2
Total share repurchases	36.9	$1,003	59.8	$1,402

	Six Months Ended
	August 3, 2012		July 29, 2011
(In millions)	Shares	Cost 2	Shares	Cost 2
Share repurchase program	94.7	$2,750	97.5	$2,400
Shares withheld from employees	1.5	43	1.4	35
Total share repurchases	96.2	$2,793	98.9	$2,435

1  Reductions of $921 million and $1.3 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended August 3, 2012 and July 29, 2011, respectively.

2  Reductions of $2.6 billion and $2.3 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended August 3, 2012 and July 29, 2011, respectively.

Note 8: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities. During the three months ended August 3, 2012, the Company effectively settled IRS adjustments for insurance deductions and other items regarding exam periods 2004 through 2007.  The combination of this event as well as the settlement of certain state items resulted in a reduction to the Company’s unrecognized tax benefit of $84 million.  In addition, the Company recognized a reduction of $22 million in interest expense.  At August 3, 2012, the Company had unrecognized tax benefits of $4 million.  There are also ongoing U.S. state audits covering tax years 2003 through 2010.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three and six months ended August 3, 2012 and July 29, 2011.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Basic earnings per common share:
Net earnings	$747	$830	$1,275	$1,292
Less: Net earnings allocable to participating securities	(5)	(7)	(9)	(11)
Net earnings allocable to common shares	$742	$823	$1,266	$1,281
Weighted-average common shares outstanding	1,157	1,275	1,182	1,300
Basic earnings per common share	$0.64	$0.65	$1.07	$0.99
Diluted earnings per common share:
Net earnings	$747	$830	$1,275	$1,292
Less: Net earnings allocable to participating securities	(5)	(7)	(9)	(11)
Net earnings allocable to common shares	$742	$823	$1,266	$1,281
Weighted-average common shares outstanding	1,157	1,275	1,182	1,300
Dilutive effect of non-participating share-based awards	2	3	1	3
Weighted-average common shares, as adjusted	1,159	1,278	1,183	1,303
Diluted earnings per common share	$0.64	$0.64	$1.07	$0.98

Stock options to purchase 10.7 million and 18.3 million shares of common stock for the three months ended August 3, 2012 and July 29, 2011, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. Stock options to purchase 8.6 million and 14.6 million shares of common stock for the six months ended August 3, 2012 and July 29, 2011, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Long-term debt	$111	$83	$208	$167
Capitalized lease obligations	9	9	18	18
Interest income	(3)	(3)	(5)	(7)
Interest capitalized	(1)	(2)	(2)	(4)
Interest on tax uncertainties	(22)	2	(25)	1
Other	2	1	5	3
Interest - net	$96	$90	$199	$178

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 3, 2012	July 29, 2011
Cash paid for interest, net of amount capitalized	$207	$179
Cash paid for income taxes, net	$736	$540
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$11	$188
Cash dividends declared but not paid	$184	$176

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 3, 2012 and July 29, 2011, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and six-month periods ended August 3, 2012 and July 29, 2011, and of cash flows for the fiscal six-month periods ended August 3, 2012 and July 29, 2011. These consolidated interim financial statements are the responsibility of the Company’s management.

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
September 4, 2012

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended August 3, 2012, and July 29, 2011.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2011.  In fiscal 2012, there is a one week shift as a result of the 53rd week in 2011.  For the purposes of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based on comparable 13-week and 26-week periods.  This discussion and analysis is presented in six sections:

•	Executive Overview
•	Operations
•	Lowe’s Business Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

During the second quarter of 2012, comparable store sales declined 0.4%, with a decline in comparable transactions of 0.8% and an increase in comparable average ticket of 0.4%.  We saw continued strength in our commercial business, which represents approximately 25% of our sales, and nine of 14 product categories had comparable store sales increases from prior year.  However, this was offset by weaknesses in Lawn & Garden due to seasonal pull forward in the first quarter, and Building Materials due to comparisons to prior year storm repairs.  Gross margin declined 56 basis points from the second quarter of 2011, driven primarily by promotional activity, price reductions, Lawn & Garden write-offs in drought markets, and our proprietary credit value proposition.  Although gross margin for the second quarter of 2012 declined 56 basis points as a percentage of sales compared to 2011, the rate of decline improved compared to the 74 basis point decline experienced in the first quarter of 2012.

Our strategic focus areas have not changed.  They continue to be improving our product-based business model through the value improvement program, and communicating value and innovation through our product differentiation roll out.  These focus areas build on Lowe’s core strengths and are expected to deliver comparable transaction growth and better gross margins by localizing market assortment, driving excitement in our stores through better display techniques, and managing an appropriate balance of product cost and retail pricing.  We are also continuing the process of transforming our business to deliver seamless and simple multi-channel customer experiences.

We fell short of our expectations for the quarter and attribute this primarily to inconsistent execution, shifts in our promotional strategy, and realizing the benefits of our initiatives at a slower rate than expected.  However, our performance improved sequentially each month of the quarter, with a decline in comparable store sales of 2.1% in May, followed by comparable store sales increases of 0.4% in June and 0.7% in July.  While we are making progress on our initiatives, it will likely be mid-2013 before this phase of our transformation is complete.  There has been, and will continue to be, disruption over the next few quarters relating to these initiatives.  However, our teams will be focusing on consistent execution every day, and the fundamentals of delivering a better and different shopping, purchase and fulfillment experience that will lead to increased sales, more predictable margins and improved asset leverage.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 3, 2012	July 29, 2011	2012 vs. 2011	2012 vs. 2011
Net sales	100.00%	100.00%	N/A	(2.0)%
Gross margin	33.93	34.49	(56)	(3.6)
Expenses:
Selling, general and administrative	22.26	22.22	4	(1.9)
Depreciation	2.59	2.51	8	1.1
Interest - net	0.68	0.62	6	6.8
Total expenses	25.53	25.35	18	(1.4)
Pre-tax earnings	8.40	9.14	(74)	(9.9)
Income tax provision	3.15	3.43	(28)	(9.7)
Net earnings	5.25%	5.71%	(46)	(10.0)%
EBIT margin1	9.08%	9.76%	(68)	(8.8)%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 3, 2012	July 29, 2011	2012 vs. 2011	2012 vs. 2011
Net sales	100.00%	100.00%	N/A	2.5%
Gross margin	34.30	34.93	(63)	0.7
Expenses:
Selling, general and administrative	23.40	23.76	(36)	1.0
Depreciation	2.70	2.76	(6)	0.3
Interest - net	0.73	0.67	6	11.8
Total expenses	26.83	27.19	(36)	1.2
Pre-tax earnings	7.47	7.74	(27)	(1.0)
Income tax provision	2.82	2.91	(9)	(0.6)
Net earnings	4.65%	4.83%	(18)	(1.3)%
EBIT margin1	8.20%	8.41%	(21)	-%

	Three Months Ended		Six Months Ended
Other Metrics	August 3, 2012	July 29, 2011	August 3, 2012	July 29, 2011
Comparable store sales increase/(decrease) 2, 3	(0.4)%	(0.3)%	1.0%	(1.7)%
Total customer transactions (in millions) 4	227	233	436	428
Average ticket 4, 5	$62.66	$62.44	$62.87	$62.47
At end of period:
Number of stores	1,748	1,753
Sales floor square feet (in millions)	197	198
Average store size selling square feet (in thousands) 6	113	113
Return on invested capital 7	8.6%	9.0%

1	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
2	Comparable store sales are based on comparable 13-week and 26-week periods.
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

4	In fiscal 2012, there is a one-week shift as a result of the 53rd week in 2011.
5	Average ticket is defined as net sales divided by the total number of customer transactions.
6	Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
Return on invested capital is a non-GAAP financial measure. See below for additional information.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	August 3, 2012	July 29, 2011
Numerator 1
Net earnings	$1,822	$1,981
Plus:
Interest expense - net	392	344
Provision for income taxes	1,063	1,195
Earnings before interest and taxes	3,277	3,520
Less:
Income tax adjustment 2	1,207	1,324
Net operating profit after tax	$2,070	$2,196

Effective tax rate	36.8%	37.6%
Denominator
Average debt and equity 3	$24,044	$24,274
Return on invested capital	8.6%	9.0%

Calculation of Return on Average Debt and Equity
Numerator 1
Net earnings	$1,822	$1,981
Denominator
Average debt and equity 3	$24,044	$24,274
Return on average debt and equity	7.6%	8.2%

1	Amounts used in the calculation of the numerator are based on the trailing four quarters.
2	Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.
3	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales decreased 2.0% to $14.2 billion in the second quarter of 2012.  There was a one-week shift in fiscal 2012 as a result of the 53rd week in 2011, which negatively impacted net sales comparisons by $259 million, contributing 1.8% of the net sales decrease.  Comparable store sales decreased 0.4% over the same period, driven by a 0.8% decrease in comparable store customer transactions.  Comparable store average ticket increased 0.4% over the same period.

During the quarter, we experienced comparable store sales increases above the company average in the following categories:  Lumber, Cabinets & Countertops, Paint, Tools & Outdoor Power Equipment, Flooring, Seasonal Living, Home Fashions, Storage & Cleaning, Hardware and Fashion Electrical.  Plumbing and Appliances performed at approximately the overall company average.  Comparable store sales were below the company average in Building Materials, Lawn & Garden and Millwork.  Building Materials experienced double-digit negative comparable store sales as a result of comparisons to prior year storm recovery efforts which had a negative impact on comparable customer transactions.  In addition, Lawn & Garden was impacted by the pull forward of seasonal sales, as well as extreme heat and drought conditions which also negatively impacted comparable store customer transactions for the quarter.  Millwork sales were negatively impacted as our promotions did not drive enough incremental sales dollars.

Net sales increased 2.5% to $27.4 billion for the first six months of 2012 compared to 2011, while comparable store sales increased 1.0% over the same period.  The one week shift aided net sales by $255 million, contributing 1.0% of the net sales increase.

Gross Margin – For the second quarter of 2012, gross margin decreased 56 basis points as a percentage of sales.  Promotional activity, price reductions, and Lawn & Garden write-offs in drought markets negatively impacted gross margin by 45 basis points.  In addition, our proprietary credit value proposition negatively impacted gross margin by 15 basis points.  These items were slightly offset by product mix, inflation, and lower fuel costs.

The 63 basis point decrease as a percentage of sales for the first six months of 2012 compared to 2011 was primarily due to the impact of our proprietary credit value proposition, along with pricing and promotional activity.

SG&A – For the second quarter of 2012, SG&A expense deleveraged four basis points as a percentage of sales compared to the second quarter of 2011.  This was driven primarily by deleverage of 20 basis points in store payroll driven by decreased sales due to the impact of the one-week shift and comparable store sales declines.  SG&A expense also deleveraged 20 basis points associated with bonus expense due to higher projected annual store attainment levels as compared to prior year attainment levels.  In addition, we experienced 11 basis points of deleverage associated with our voluntary separation program.  We also experienced deleverage associated with employee insurance, remerchandising costs and technology expenditures.  These decreases were offset by 45 basis points of leverage associated with long-lived asset impairments due to stores identified for closure in the prior year, and 36 basis points of leverage associated with our proprietary credit program driven by fewer losses, higher portfolio income and lower interchange costs.

The 36 basis point decrease in SG&A as a percentage of sales for the first six months of 2012 compared to 2011 was driven primarily by our proprietary credit program which attributed 48 basis points of leverage.  In addition, we leveraged 27 basis points due to long-lived asset impairments due to stores identified for closure in the prior year, partially offset by 19 basis points of deleverage related to investments made to improve customer experiences, including expenses associated with additional internal and external staffing and technology expenditures.  In addition, we experienced 12 basis points of deleverage associated with the voluntary separation program.

Depreciation – Depreciation expense deleveraged 8 basis points for the second quarter compared to the prior year due to decreased sales.  Property, less accumulated depreciation, decreased to $21.7 billion at August 3, 2012 compared to $22.2 billion at July 29, 2011.  As of August 3, 2012 and July 29, 2011, we owned 89% of our stores, which included stores on leased land.

Interest – Net – Interest expense was $96 million and deleveraged 6 basis points as a percentage of sales for the second quarter compared to the prior year due to the issuance of $2 billion of unsecured notes in April 2012, partially offset by tax settlements that resulted in a reduced interest accrual of $22 million in the second quarter of 2012.

Interest expense deleveraged 6 basis points as a percentage of sales for the first six months of 2012 as compared to 2011.  The increase in expense was due to the same factors that impacted interest expense in the second quarter.

Income Tax Provision – Our effective income tax rates were 37.6% and 37.7% for the three and six months ended August 3, 2012, respectively, and 37.5% and 37.6% for the three and six months ended July 29, 2011, respectively.  Our effective income tax rate was 36.7% for fiscal 2011.

LOWE’S BUSINESS OUTLOOK

All comparisons are with fiscal 2011, a 53-week year.

As of August 20, 2012, the date of our second quarter 2012 earnings release, our fiscal year 2012 guidance expected total sales to be flat, which includes the 53rd week in fiscal 2011.  We expected to open approximately 10 stores during 2012.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 45 basis points.  In addition, depreciation expense was expected to be approximately $1.5 billion and the effective income tax rate was expected to be approximately 37.8%.  Diluted earnings per share of $1.64 were expected for fiscal 2012.

On a 52 versus 52-week basis, total sales were expected to increase approximately 1%. We expected comparable store sales to increase approximately 0.5% in fiscal 2012.

We repurchased $2.75 billion under our share repurchase program in the first half of fiscal 2012.  Our guidance assumed approximately $1.5 billion in additional share repurchases for a total of $4.25 billion for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  However, net cash provided by operating activities for the six months ended August 3, 2012 decreased from the six months ended July 29, 2011, primarily driven by the timing of purchases contributing to a decrease in accounts payable. The increase in net cash used in investing activities for the six months ended August 3, 2012, versus the six months ended July 29, 2011, was driven by net purchase activity related to investments, partially offset by a decrease in property acquired.  The decrease in net cash used in financing activities for the six months ended August 3, 2012, versus the six months ended July 29, 2011 was driven primarily by the issuance of $2.0 billion of unsecured notes in April 2012, slightly offset by an increase in cash used to repurchase shares, which included shares withheld from employees to satisfy statutory tax withholding liabilities upon vesting of restricted stock awards, along with shares repurchased under our share repurchase program.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in October 2016.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at August 3, 2012.  Thirteen banking institutions are participating in the senior credit facility.  There were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under our commercial paper program at August 3, 2012.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of September 4, 2012, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Senior Debt Outlook	Watch Negative	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for our expansion plans, investments in our existing stores, investments in information technology, repurchases of shares of common stock and acquisitions, if any, over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.  In addition, we do not have a significant amount of cash held in foreign affiliates that would not be available to fund domestic operations.

Cash Requirements

Capital expenditures
Our fiscal 2012 capital expenditures budget is approximately $1.4 billion, inclusive of approximately $100 million of lease commitments, resulting in planned net cash outflow of $1.3 billion.  Approximately 40% of the planned net cash outflow is for investments to enhance the customer experience, inclusive of enhancements in information technology.  Existing stores account for approximately 25% of planned net cash outflow including investments in store resets and remerchandising.  In addition, approximately 25% of the planned net cash outflow is for store expansion.  Our expansion plans for 2012 consist of approximately 10 stores.  All of the 2012 projects are expected to be owned, of which approximately 35% of the stores are on leased land.  Other planned capital expenditures, accounting for approximately 10% of planned net cash outflow, are for investments in our distribution network, including one additional regional distribution center.

On July 31, 2012, we announced that a non-binding proposal had been made to the board of directors of the Canadian home improvement and hardware retailer, RONA Inc. (RONA), to acquire all of their issued and outstanding common shares for $1.8 billion.  The initial proposal, which is subject to the satisfactory completion of confirmatory due diligence, was rejected by the board of directors of RONA.  If the transaction were to occur, it would be funded by cash flows from continuing operations and financing.  Because our operating cash flows are seasonal, the degree to which we would use financing to fund this transaction would be dependent upon the timing of the closing and funding.  If the transaction were to occur, we would temporarily suspend our share repurchase program.  Longer term, we expect to generate incrementally more cash flow as a result of the proposed transaction.

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

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of August 3, 2012, we had a remaining repurchase authorization of $1.75 billion with no expiration date.  We expect to utilize $1.5 billion of the remaining authorization by the end of fiscal 2012.

In September 2012, $550 million of unsecured debt is scheduled to mature and is expected to be re-paid with cash from operations or investing activities.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2012, we issued $2.0 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes long-term debt, excluding capital leases and other, at August 3, 2012.  The unsecured notes are further described in Note 6 to the consolidated financial statements (unaudited) included herein.

	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal and interest amounts, excluding discount)	$16,280	$980	$839	$2,794	$11,667

As of August 3, 2012, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2011.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements of the Company's expectations for sales growth, comparable store sales, earnings and performance, shareholder value, capital expenditures, cash flows, store openings, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of lower home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) to maintain, improve, upgrade and protect our critical information systems; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 3, 2012, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended August 3, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

In April 2012, one of the Company’s principal operating subsidiaries, Lowe’s HIW, Inc., received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information relating to the handling, storage and disposal of hazardous waste. The subsidiary is cooperating fully with the request.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of 2012:

(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 2	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
May 5, 2012 - June 1, 2012	12.1	$26.77	12.1	$2,426
June 2, 2012 - July 6, 2012	24.7	27.42	24.7	1,750
July 7, 2012 - August 3, 2012	0.1	25.19	-	1,750
As of August 3, 2012	36.9	$27.20	36.8	$1,750

1 During the second quarter of fiscal 2012, the Company repurchased an aggregate of 36.9 million shares of its common stock.  The total number of shares purchased also includes 0.1 million shares withheld from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

2 Authorization for up to $5.0 billion of share repurchases with no expiration was approved on August 19, 2011 by the Company’s Board of Directors. Although the repurchase authorization has no expiration, the Company expects to execute $1.5 billion of the program by the end of fiscal 2012 and the remaining $250 million in fiscal 2013 through purchases made from time to time either in the open market or through private transactions in accordance with SEC regulations.

Item 5. – Other Information

In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance on the presentation of comprehensive income in financial statements. Entities are required to report components of comprehensive income either as part of a single continuous statement of comprehensive income or in a separate, but consecutive, statement following the statement of income. We adopted this standard as of February 4, 2012, and will present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended February 3, 2012. The retrospective application did not have a material impact on our financial position, results of operations, or cash flows.

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income
In Millions, Except Percentage Data
	Fiscal years ended on
	February 3, 2012		January 28, 2011		January 29, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Net earnings	$1,839	3.66	$2,010	4.12	$1,783	3.78

Foreign currency translation adjustments	(8)	(0.02)	28	0.06	32	0.07

Net unrealized investment gains/(losses)	1	-	(2)	-	1	-

Other comprehensive (loss)/income	(7)	(0.02)	26	0.06	33	0.07

Comprehensive income	$1,832	3.64	$2,036	4.18	$1,816	3.85

Item 6. - Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	August 27, 2012

10.1	Amendment No. 4 to the Lowe's Companies Benefit Restoration Plan, as amended and restated effective January 1, 2008.*‡

10.2	Form of the Company’s Management Continuity Agreement for Tier I Senior Officers, as amended. *‡

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

September 4, 2012 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer