Form 10-Q
period 2012-11-02
LOWES COMPANIES INC
filed 2012-12-04
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 30, 2012
Common Stock, $.50 par value	1,124,677,129

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		November 2, 2012	October 28, 2011	February 3, 2012
Assets

Current assets:
Cash and cash equivalents		$1,091	$675	$1,014
Short-term investments		209	294	286
Merchandise inventory - net		8,995	8,990	8,355
Deferred income taxes - net		235	237	183
Other current assets		300	227	234

Total current assets		10,830	10,423	10,072

Property, less accumulated depreciation		21,591	21,888	21,970
Long-term investments		350	705	504
Other assets		1,182	850	1,013

Total assets		$33,953	$33,866	$33,559

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$45	$590	$592
Accounts payable		5,416	5,242	4,352
Accrued compensation and employee benefits		581	622	613
Deferred revenue		788	789	801
Other current liabilities		1,784	1,913	1,533

Total current liabilities		8,614	9,156	7,891

Long-term debt, excluding current maturities		9,004	6,025	7,035
Deferred income taxes - net		486	322	531
Deferred revenue - extended protection plans		720	687	704
Other liabilities		904	867	865

Total liabilities		19,728	17,057	17,026

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
November 2, 2012	1,123
October 28, 2011	1,260
February 3, 2012	1,241	561	630	621
Capital in excess of par value		9	24	14
Retained earnings		13,602	16,109	15,852
Accumulated other comprehensive income		53	46	46

Total shareholders' equity		14,225	16,809	16,533

Total liabilities and shareholders' equity		$33,953	$33,866	$33,559

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data
	Three Months Ended				Nine Months Ended
	November 2, 2012		October 28, 2011		November 2, 2012		October 28, 2011
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$12,073	100.00	$11,852	100.00	$39,475	100.00	$38,579	100.00

Cost of sales	7,930	65.68	7,815	65.94	25,933	65.70	25,208	65.34

Gross margin	4,143	34.32	4,037	34.06	13,542	34.30	13,371	34.66

Expenses:

Selling, general and administrative	3,023	25.03	3,233	27.27	9,436	23.91	9,583	24.84

Depreciation	371	3.08	361	3.05	1,111	2.81	1,098	2.84

Interest - net	114	0.95	91	0.77	313	0.79	269	0.70

Total expenses	3,508	29.06	3,685	31.09	10,860	27.51	10,950	28.38

Pre-tax earnings	635	5.26	352	2.97	2,682	6.79	2,421	6.28

Income tax provision	239	1.98	127	1.07	1,012	2.56	904	2.35

Net earnings	$396	3.28	$225	1.90	$1,670	4.23	$1,517	3.93

Weighted average common shares outstanding - basic	1,126		1,250		1,163		1,283

Basic earnings per common share	$0.35		$0.18		$1.43		$1.17

Weighted average common shares outstanding - diluted	1,128		1,252		1,165		1,286

Diluted earnings per common share	$0.35		$0.18		$1.42		$1.17

Cash dividends per share	$0.16		$0.14		$0.46		$0.39

Retained Earnings
Balance at beginning of period	$14,199		$16,060		$15,852		$17,371
Net earnings	396		225		1,670		1,517
Cash dividends	(180)		(176)		(530)		(498)
Share repurchases	(813)		-		(3,390)		(2,281)
Balance at end of period	$13,602		$16,109		$13,602		$16,109

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data
	Three Months Ended				Nine Months Ended
	November 2, 2012		October 28, 2011		November 2, 2012		October 28, 2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net earnings	$396	3.28	$225	1.90	$1,670	4.23	$1,517	3.93

Foreign currency translation adjustments	8	0.07	(35)	(0.29)	7	0.02	(8)	(0.01)

Net unrealized investment(losses)/gains	(2)	(0.02)	(1)	-	-	-	1	-

Other comprehensive income/(loss)	6	0.05	(36)	(0.29)	7	0.02	(7)	(0.01)

Comprehensive income	$402	3.33	$189	1.61	$1,677	4.25	$1,510	3.92

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	November 2, 2012	October 28, 2011
Cash flows from operating activities:
Net earnings	$1,670	$1,517
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,185	1,171
Deferred income taxes	(113)	(200)
Loss on property and other assets - net	69	407
Loss on equity method investments	38	7
Share-based payment expense	75	81
Changes in operating assets and liabilities:
Merchandise inventory - net	(640)	(669)
Other operating assets	(150)	119
Accounts payable	1,064	892
Other operating liabilities	310	567
Net cash provided by operating activities	3,508	3,892

Cash flows from investing activities:
Purchases of investments	(1,333)	(1,200)
Proceeds from sale/maturity of investments	1,563	1,672
Capital expenditures	(947)	(1,264)
Change in equity method investments	(157)	(204)
Proceeds from sale of property and other long-term assets	105	26
Other - net	(14)	(13)
Net cash used in investing activities	(783)	(983)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	1,984	-
Repayment of long-term debt	(580)	(28)
Proceeds from issuance of common stock under share-based payment plans	102	55
Cash dividend payments	(524)	(470)
Repurchase of common stock	(3,643)	(2,434)
Other - net	11	(9)
Net cash used in financing activities	(2,650)	(2,886)

Effect of exchange rate changes on cash	2	-

Net increase in cash and cash equivalents	77	23
Cash and cash equivalents, beginning of period	1,014	652
Cash and cash equivalents, end of period	$1,091	$675

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of November 2, 2012 and October 28, 2011, the results of operations and comprehensive income for the three and nine months ended November 2, 2012 and October 28, 2011 and cash flows for the nine months ended November 2, 2012 and October 28, 2011.

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

Certain prior period amounts have been reclassified to conform to current classifications.  Certain amounts within the consolidated statements of cash flows have been reclassified, including the loss on equity method investments and change in equity method investments, which are now presented as separate line items.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of November 2, 2012, October 28, 2011, and February 3, 2012, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	November 2, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$63	$63	$-	$-
Municipal floating rate obligations	61	-	61	-
Municipal obligations	51	-	51	-
Other	6	-	6	-
Trading securities:
Mutual funds	28	28	-	-
Total short-term investments	$209	$91	$118	$-
Available-for-sale securities:
Municipal floating rate obligations	$278	$-	$278	$-
Municipal obligations	72	-	72	-
Total long-term investments	$350	$-	$350	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	October 28, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$121	$121	$-	$-
Municipal floating rate obligations	32	-	32	-
Municipal obligations	94	-	94	-
Other	2	2	-	-
Trading securities:
Mutual funds	45	45	-	-
Total short-term investments	$294	$168	$126	$-
Available-for-sale securities:
Municipal floating rate obligations	$513	$-	$513	$-
Municipal obligations	174	-	174	-
Other	18	-	18	-
Total long-term investments	$705	$-	$705	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	February 3, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$153	$153	$-	$-
Municipal floating rate obligations	25	-	25	-
Municipal obligations	79	-	79	-
Other	2	2	-	-
Trading securities:
Mutual funds	27	27	-	-
Total short-term investments	$286	$182	$104	$-
Available-for-sale securities:
Municipal floating rate obligations	$363	$-	$363	$-
Municipal obligations	122	-	122	-
Other	19	-	19	-
Total long-term investments	$504	$-	$504	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended November 2, 2012 and October 28, 2011, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

The Company reviews the carrying amounts of long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  With input from retail store operations, the Company’s accounting and finance personnel that organizationally report to the chief financial officer, assess the performance of retail stores quarterly against historical patterns and projections of future profitability for evidence of possible impairment.  An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds its fair value.  The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available.  The Company classified these fair value measurements as Level 3.

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

During the nine months ended November 2, 2012, 11 operating locations experienced a triggering event and were evaluated for recoverability.  Five of the 11 operating locations were determined to be impaired due to a decline in recent cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $54 million.  The discounted cash flow model used to estimate the fair value of the impaired operating locations assumed average annual sales growth rates ranging from 2.0% to 4.0% over the remaining life of the locations and applied discount rates of approximately 6%.

The remaining six operating locations that experienced a triggering event during 2012 were determined to be recoverable and therefore were not impaired.  For these six locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets.  A 10% reduction in projected sales used to estimate future cash flows at the latest date these six operating locations were evaluated for impairment would have resulted in the impairment of four of these locations and increased recognized impairment losses by $47 million.  We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

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

During the nine months ended November 2, 2012, the Company incurred total impairment charges of $18 million for 19 excess property locations.  A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by approximately $3 million.

The following tables present the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale.  Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at November 2, 2012, and October 28, 2011.

Fair Value Measurements - Nonrecurring Basis

	Three Months Ended
	November 2, 2012		October 28, 2011
	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
(In millions)
Assets-held-for-use:
Operating locations	$18	$(48)	$7	$(22)
Locations identified for closure	-	-	52	(208)
Excess properties	1	(2)	56	(31)
Assets-held-for-sale:
Excess properties	3	-	-	-
Total	$22	$(50)	$115	$(261)

	Nine Months Ended
	November 2, 2012		October 28, 2011
	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
(In millions)
Assets-held-for-use:
Operating locations	$19	$(54)	$16	$(40)
Locations identified for closure	-	-	73	(268)
Excess properties	32	(17)	78	(43)
Assets-held-for-sale:
Excess properties	4	(1)	2	-
Total	$55	$(72)	$169	$(351)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	November 2, 2012		October 28, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Unsecured notes (Level 1)	$8,626	$10,160	$6,194	$7,027
Mortgage notes (Level 2)	19	23	21	25
Long-term debt (excluding capitalized lease obligations)	$8,645	$10,183	$6,215	$7,052

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program.  At October 28, 2011 and February 3, 2012, short-term and long-term investments also included restricted balances pledged as collateral for a portion of the Company’s casualty insurance liability.  Restricted balances included in short-term investments were $132 million at November 2, 2012, $186 million at October 28, 2011, and $233 million at February 3, 2012.  Restricted balances included in long-term investments were $280 million at November 2, 2012, $273 million at October 28, 2011, and $262 million at February 3, 2012.

Note 4: Property - Property is shown net of accumulated depreciation of $13.3 billion at November 2, 2012, $12.2 billion at October 28, 2011, and $12.4 billion at February 3, 2012.

Note 5: Exit Activities - When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items.  For the nine months ended November 2, 2012, the Company relocated one store subject to an operating lease.  During 2011, the Company closed 13 stores subject to operating leases, which includes one store that was relocated.

The Company recognizes a liability in connection with one-time employee termination benefits when the Company commits to an exit plan and communicates that plan to the affected employees.  In fiscal year 2011, the Company announced the closing of 27 stores, which required the accrual of one-time employee termination benefits.

Subsequent changes to the liability, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Changes to the accrual for exit activities for the three and nine months ended November 2, 2012 and October 28, 2011 are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Accrual for exit activities, balance at beginning of period	$68	$27	$86	$12
Additions to the accrual - net	14	68	5	86
Cash payments	(5)	(3)	(14)	(6)
Accrual for exit activities, balance at end of period	$77	$92	$77	$92

Included in the accrual for exit activities for the three and nine months ended October 28, 2011 are charges associated with one-time employee termination benefits of $11 million and $16 million, respectively. There were no charges associated with one-time employee termination benefits for the three and nine months ended November 2, 2012.

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

	Three Months Ended		Nine Months Ended
(In millions)	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Deferred revenue - extended protection plans, beginning of period	$726	$673	$704	$631
Additions to deferred revenue	57	61	191	196
Deferred revenue recognized	(63)	(47)	(175)	(140)
Deferred revenue - extended protection plans, end of period	$720	$687	$720	$687

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $110 million at November 2, 2012, $153 million at October 28, 2011, and $145 million at February 3, 2012.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Liability for extended protection plan claims, beginning of period	$23	$24	$21	$20
Accrual for claims incurred	29	23	71	68
Claim payments	(29)	(24)	(69)	(65)
Liability for extended protection plan claims, end of period	$23	$23	$23	$23

Note 7: Long-Term Debt - In April 2012, the Company issued $2.0 billion of unsecured notes in three tranches: $500 million of 1.625% notes maturing in April 2017 (the 2017 Notes), $750 million of 3.12% notes maturing in April 2022 (the 2022 Notes) and $750 million of 4.65% notes maturing in April 2042 (the 2042 Notes).  The 2017, 2022 and 2042 notes were issued at discounts of approximately $2 million, $4 million and $10 million, respectively.  Interest on these notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2012.

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

During the third quarter of 2012, $550 million of unsecured debt matured and was re-paid with cash from operations and investing activities.

Note 8: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On August 19, 2011, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration.  At November 2, 2012, the Company had remaining authorization under the share repurchase program of $900 million.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three and nine months ended November 2, 2012 and October 28, 2011 were as follows:

	Three Months Ended
	November 2, 2012		October 28, 2011
(In millions)	Shares	Cost 1	Shares	Cost
Share repurchase program	29.6	$850	-	$-
Shares withheld from employees	0.1	-	0.1	1
Total share repurchases	29.7	$850	0.1	$1

	Nine Months Ended
	November 2, 2012		October 28, 2011
(In millions)	Shares	Cost 2	Shares	Cost 2
Share repurchase program	124.4	$3,600	97.5	$2,400
Shares withheld from employees	1.5	43	1.4	36
Total share repurchases	125.9	$3,643	98.9	$2,436

1  A reduction of $813 million was recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended November 2, 2012.

2  Reductions of $3.4 billion and $2.3 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended November 2, 2012 and October 28, 2011, respectively.

Note 9: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  During the three months ended November 2, 2012, the Company settled IRS adjustments for insurance deductions and other items regarding exam periods 2004 through 2007 which were effectively settled as of August 3, 2012.  As a result of this event, as well as the settlement of certain state items, the Company recognized a reduction of $22 million in interest expense.  At November 2, 2012, the Company had unrecognized tax benefits of $4 million.  There are also ongoing U.S. state audits covering tax years 2003 through 2010.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three and nine months ended November 2, 2012 and October 28, 2011.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Basic earnings per common share:
Net earnings	$396	$225	$1,670	$1,517
Less: Net earnings allocable to participating securities	(3)	(2)	(11)	(12)
Net earnings allocable to common shares	$393	$223	$1,659	$1,505
Weighted-average common shares outstanding	1,126	1,250	1,163	1,283
Basic earnings per common share	$0.35	$0.18	$1.43	$1.17
Diluted earnings per common share:
Net earnings	$396	$225	$1,670	$1,517
Less: Net earnings allocable to participating securities	(3)	(2)	(11)	(12)
Net earnings allocable to common shares	$393	$223	$1,659	$1,505
Weighted-average common shares outstanding	1,126	1,250	1,163	1,283
Dilutive effect of non-participating share-based awards	2	2	2	3
Weighted-average common shares, as adjusted	1,128	1,252	1,165	1,286
Diluted earnings per common share	$0.35	$0.18	$1.42	$1.17

Stock options to purchase 8.2 million and 18.0 million shares of common stock for the three months ended November 2, 2012 and October 28, 2011, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. Stock options to purchase 8.4 million and 18.4 million shares of common stock for the nine months ended November 2, 2012 and October 28, 2011, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Long-term debt	$107	$83	$314	$250
Capitalized lease obligations	9	10	28	28
Interest income	(3)	(3)	(7)	(10)
Interest capitalized	(1)	(3)	(3)	(7)
Interest on tax uncertainties	-	3	(25)	4
Other	2	1	6	4
Interest - net	$114	$91	$313	$269

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	November 2, 2012	October 28, 2011
Cash paid for interest, net of amount capitalized	$414	$353
Cash paid for income taxes, net	$1,059	$787
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$25	$172
Cash dividends declared but not paid	$180	$176

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 2, 2012 and October 28, 2011, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and nine-month periods ended November 2, 2012 and October 28, 2011, and of cash flows for the fiscal nine-month periods ended November 2, 2012 and October 28, 2011. These consolidated interim financial statements are the responsibility of the Company’s management.

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
December 4, 2012

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended November 2, 2012, and October 28, 2011.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2011.  In fiscal 2012, there is a one week shift as a result of the 53rd week in 2011.  For the purposes of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based on comparable 13-week and 39-week periods.  This discussion and analysis is presented in seven sections:

•	Executive Overview
•	Operations
•	Lowe’s Business Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

We delivered solid results in the third quarter, and our level of execution is improving as we make further progress on our initiatives.  During the third quarter, comparable store sales increased 1.8%, with a slight increase in comparable transactions and a 1.6% increase in comparable average ticket.  Comparable store sales increased in 12 of our 14 product categories, with nearly two-thirds of product categories generating comparable store sales above the company average including large ticket categories such as Cabinets & Countertops and Appliances.  We also continued to see strength in our commercial business which outperformed the company average in the third quarter.

We remain keenly focused on improving our core business.  Our most immediate priority is to improve our product sales business model through our Value Improvement program, which improves our product line designs, making them more relevant to each of the markets we serve.  This includes reducing duplication of features and function within price points and reinvesting inventory in key high velocity items customers expect us to have in stock.  We are also working to lower first costs through more disciplined line reviews and by redirecting vendor promotional and marketing support dollars to lower unit costs.  In addition, through Product Differentiation, we have revised many of our end-cap locations to highlight innovative new products and significant values leading into a department and revamped the promotional spaces to highlight seasonally relevant high value items.

Though there has been recent news regarding improvements in the housing market, overall, consumers remain cautiously optimistic.  Homeowners have indicated their spending is staying the same or declining compared to a year ago, due primarily to lack of income growth or reluctance to use financing.  Therefore, we expect the majority of consumer projects planned in the next three months to be for tickets less than $500.  This further underscores the importance of our efforts around Value Improvement and Product Differentiation to drive transactions.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 2, 2012	October 28, 2011	2012 vs. 2011	2012 vs. 2011
Net sales	100.00%	100.00%	N/A	1.9%
Gross margin	34.32	34.06	26	2.6
Expenses:
Selling, general and administrative	25.03	27.27	(224)	(6.5)
Depreciation	3.08	3.05	3	2.9
Interest - net	0.95	0.77	18	25.6
Total expenses	29.06	31.09	(203)	(4.8)
Pre-tax earnings	5.26	2.97	229	80.2
Income tax provision	1.98	1.07	91	88.4
Net earnings	3.28%	1.90%	138	75.6%
EBIT margin1	6.21%	3.74%	247	69.0%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 2, 2012	October 28, 2011	2012 vs. 2011	2012 vs. 2011
Net sales	100.00%	100.00%	N/A	2.3%
Gross margin	34.30	34.66	(36)	1.3
Expenses:
Selling, general and administrative	23.91	24.84	(93)	(1.5)
Depreciation	2.81	2.84	(3)	1.2
Interest - net	0.79	0.70	9	16.4
Total expenses	27.51	28.38	(87)	(0.8)
Pre-tax earnings	6.79	6.28	51	10.8
Income tax provision	2.56	2.35	21	11.9
Net earnings	4.23%	3.93%	30	10.1%
EBIT margin1	7.58%	6.98%	60	11.3%

	Three Months Ended		Nine Months Ended
Other Metrics	November 2, 2012	October 28, 2011	November 2, 2012	October 28, 2011
Comparable store sales increase/(decrease) 2, 3	1.8%	0.7%	1.3%	(1.0)%
Total customer transactions (in millions) 4	191	192	627	619
Average ticket 4, 5	$63.11	$61.84	$62.94	$62.28
At end of period:
Number of stores	1,750	1,744
Sales floor square feet (in millions)	197	196
Average store size selling square feet (in thousands) 6	113	113
Return on invested capital 7	9.4%	8.4%

1	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
2	Comparable store sales are based on comparable 13-week and 39-week periods.
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

4	In fiscal 2012, there is a one-week shift as a result of the 53rd week in 2011.
5	Average ticket is defined as net sales divided by the total number of customer transactions.
6	Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
7	Return on invested capital is a non-GAAP financial measure. See below for additional information.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	November 2, 2012	October 28, 2011
Numerator 1
Net earnings	$1,993	$1,802
Plus:
Interest expense - net	415	356
Provision for income taxes	1,175	1,074
Earnings before interest and taxes	3,583	3,232
Less:
Income tax adjustment 2	1,329	1,207
Net operating profit after tax	$2,254	$2,025

Effective tax rate	37.1%	37.4%
Denominator
Average debt and equity 3	$24,019	$24,002
Return on invested capital	9.4%	8.4%

Calculation of Return on Average Debt and Equity
Numerator 1
Net earnings	$1,993	$1,802
Denominator
Average debt and equity 3	$24,019	$24,002
Return on average debt and equity	8.3%	7.5%

1  Amounts used in the calculation of the numerator are based on the trailing four quarters.
2  Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.
3 Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 1.9% to $12.1 billion in the third quarter of 2012.  There was a one-week shift in fiscal 2012 as a result of the 53rd week in 2011, which negatively impacted net sales comparisons by $62 million or 0.5%.  Comparable store sales increased 1.8% over the same period, primarily driven by a 1.6% increase in comparable store average ticket.  Comparable store customer transactions increased 0.2% over the same period. Our key initiatives, Value Improvement and Product Differentiation, drove an estimated 50 basis points of comparable store sales in the quarter, with an additional 40 basis points of the increase due to our proprietary credit value proposition, which offers customers the choice of 5% off every day or promotional financing.  We estimate that total sales related to Hurricane Isaac and Hurricane Sandy in the current year were essentially offset by comparisons to sales related to Hurricane Irene in the prior year.

During the quarter, we experienced comparable store sales increases above twice the company average in the following categories:  Lumber, Tools & Outdoor Power Equipment, Lawn & Garden, and Cabinets & Countertops.

The above-average comparable store sales increases in Lumber was driven primarily by inflation, while Tools and Outdoor Power Equipment benefited from storm preparations during the last week of the quarter when we supplied large quantities of generators, flashlights, and batteries to customers preparing for Hurricane Sandy.  Lawn & Garden experienced increases due to strong inventory planning and improved attachment rates, which drove strong sales in live goods, fertilizer, soil, rocks and mulch.  We experienced above-average comparable store sales increases in Cabinets & Countertops due to promotions that drove incremental sales.

Building Materials experienced double-digit negative comparable store sales as a result of difficult comparisons to prior year storm recovery efforts.

Net sales increased 2.3% to $39.5 billion for the first nine months of 2012 compared to 2011, while comparable store sales increased 1.3% over the same period.  The proprietary credit value proposition positively impacted comparable store sales by 72 basis points.  In addition, the one-week shift aided net sales by $192 million, contributing 0.5% of the net sales increase.

Gross Margin – For the third quarter of 2012, gross margin increased 26 basis points as a percentage of sales. Gross margin was positively impacted 14 basis points by inflation, along with favorable distribution costs attributing 10 basis points of the increase.  Our Value Improvement Program also aided gross margin by approximately 10 basis points as we more effectively managed promotional activity and began to realize the benefits from our product line review resets.  These were slightly offset by our proprietary credit value proposition which negatively impacted gross margin by nine basis points.

In the first nine months of 2012 compared to 2011, gross margin as a percentage of sales decreased 36 basis points, primarily due to the impact of our proprietary credit value proposition, along with pricing and promotional activity.  These items were slightly offset by increases associated with product mix and favorable distribution costs.

SG&A – For the third quarter of 2012, SG&A expense leveraged 224 basis points as a percentage of sales compared to the third quarter of 2011.  This was primarily driven by leverage of 257 basis points due to long-lived asset impairments and other costs associated with the 27 store closures and discontinued projects in the prior year.  We also experienced nine basis points of leverage associated with our proprietary credit program, which was driven by higher portfolio income.  These were slightly offset by 22 basis points of deleverage in contract labor associated with information technology projects to improve customer experiences.  In addition, we experienced 19 basis points of deleverage associated with casualty insurance, primarily driven by a reduction in the discount rate applied by 100 basis points in the quarter, along with 13 basis points of deleverage associated with incentive compensation, due to higher attainment levels compared to targets for store-based employees relative to last year.

In the first nine months of 2012 compared to 2011, SG&A as a percentage of sales decreased 93 basis points, driven primarily by 101 basis points of leverage due to long-lived asset impairments and other costs associated with the 27 store closures and discontinued projects in the prior year.  We also experienced 36 basis points of leverage associated with our proprietary credit program, offset by 12 basis points of deleverage in contract labor, 10 basis points of deleverage in casualty insurance, and 10 basis points of deleverage in incentive compensation for store-based employees, for similar reasons as described above.

Depreciation – Depreciation expense deleveraged three basis points for the third quarter compared to the prior year due to IT capital investments made to improve customer experiences.  Property, less accumulated depreciation, decreased to $21.6 billion at November 2, 2012 compared to $21.9 billion at October 28, 2011.  As of November 2, 2012 and October 28, 2011, we owned 89% of our stores, which included stores on leased land.

Depreciation expense leveraged three basis points in the first nine months of 2012 compared to 2011 primarily due to increased sales, offset by higher depreciation associated with IT capital investments made to improve customer experiences.

Interest – Net – Interest expense was $114 million and deleveraged 18 basis points as a percentage of sales for the third quarter compared to the prior year primarily due to the issuance of $1 billion and $2 billion of unsecured notes in November 2011 and April 2012, respectively.

Interest expense deleveraged nine basis points as a percentage of sales for the first nine months of 2012 as compared to 2011.  The increase in expense was due to many of the same factors that impacted interest expense in the third quarter, partially offset by tax settlements that resulted in a reduced interest accrual of $22 million in the second quarter of 2012.

Income Tax Provision – Our effective income tax rates was 37.6% and 37.7% for the three and nine months ended November 2, 2012, respectively, and 36.0% and 37.3% for the three and nine months ended October 28, 2011, respectively.  The lower effective tax rates for the three and nine months ended October 28, 2011 were attributable to the benefit of a one-time federal employee retention tax credit and the favorable settlement of certain state tax matters in the third quarter of 2011.  Our effective income tax rate was 36.7% for fiscal 2011.

LOWE’S BUSINESS OUTLOOK

All comparisons are with fiscal 2011, a 53-week year.

As of November 19, 2012, the date of our third quarter 2012 earnings release, our fiscal year 2012 guidance expected total sales to be flat, which includes the 53rd week in fiscal 2011.  We expected to open approximately 10 stores during 2012.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 40 basis points.  In addition, depreciation expense was expected to be approximately $1.5 billion and the effective income tax rate was expected to be approximately 37.7%.  Diluted earnings per share of $1.64 were expected for fiscal 2012.

On a 52 versus 52-week basis, total sales were expected to increase approximately 2%. We expected comparable store sales to increase approximately 1% in fiscal 2012.

We repurchased $3.6 billion under our share repurchase program in the first nine months of fiscal 2012.  Our guidance assumed approximately $550 million in additional share repurchases for a total of $4.15 billion for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  However, net cash provided by operating activities for the nine months ended November 2, 2012 decreased from the nine months ended October 28, 2011, primarily due to changes in working capital. The change in working capital was primarily driven by the timing of tax payments. The decrease in net cash used in investing activities for the nine months ended November 2, 2012, versus the nine months ended October 28, 2011, was driven by a decrease in capital expenditures in addition to an increase in proceeds received from the sale of property and other long-term assets, partially offset by a decrease in net sale activity related to investments.  The decrease in net cash used in financing activities for the nine months ended November 2, 2012, versus the nine months ended October 28, 2011 was driven primarily by the issuance of $2.0 billion of unsecured notes in April 2012. This was partially offset by an increase in repayments of long-term debt and cash used to repurchase shares, which included shares repurchased under our share repurchase program and shares withheld from employees to satisfy statutory tax withholding liabilities upon vesting of restricted stock awards.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in October 2016.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at November 2, 2012.  Thirteen banking institutions are participating in the senior credit facility.  There were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under our commercial paper program at November 2, 2012.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.

The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of December 4, 2012, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Senior Debt Outlook	Negative	Stable

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

Cash Requirements

Capital expenditures
Our fiscal 2012 capital expenditures budget is approximately $1.35 billion, inclusive of approximately $50 million of lease commitments, resulting in planned net cash outflow of $1.3 billion.  Approximately 40% of the planned net cash outflow is for investments to enhance the customer experience, inclusive of enhancements in information technology.  Existing stores account for approximately 30% of planned net cash outflow including investments in store resets and remerchandising.  In addition, approximately 20% of the planned net cash outflow is for store expansion.  Our expansion plans for 2012 consist of approximately 10 stores, all of which are expected to be owned. Approximately 40% of the stores are expected to be on leased land.  Other planned capital expenditures, accounting for approximately 10% of planned net cash outflow, are for investments in our distribution network, including one additional regional distribution center.

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

We have a share repurchase program that is executed through purchases made from time to time in the open market or through private transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of November 2, 2012, we had a remaining repurchase authorization of $900 million with no expiration date.  We expect to utilize $550 million of the remaining authorization by the end of fiscal 2012, and the remaining $350 million in fiscal 2013.

During the third quarter of 2012, $550 million of unsecured debt matured and was re-paid with cash from operations and investing activities.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2012, we issued $2.0 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes long-term debt, excluding capital leases and other, at November 2, 2012.  The unsecured notes are further described in Note 7 to the consolidated financial statements (unaudited) included herein.

	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discount)	$8,702	$2	$510	$1,778	$6,412
Long-term debt (interest payments)	$6,829	$414	$828	$729	$4,858
Total	$15,531	$416	$1,338	$2,507	$11,270

As of November 2, 2012, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2011.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements of the Company's expectations for sales growth, comparable store sales, earnings and performance, shareholder value, capital expenditures, cash flows, store openings, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices, the pending combination of expiring tax cuts and mandatory reductions in federal spending at the end of 2012 and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of lower home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) to maintain, improve, upgrade and protect our critical information systems; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 2, 2012, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended November 2, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2012.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of 2012:

(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 2	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
August 4, 2012 - August 31, 2012	11.4	$27.85	11.4	$1,430
September 1, 2012 - October 5, 2012	18.2	29.20	18.2	900
October 6, 2012 - November 2, 2012	0.1	32.08	-	900
As of November 2, 2012	29.7	$28.68	29.6	$900

1 During the third quarter of fiscal 2012, the Company repurchased an aggregate of 29.7 million shares of its common stock.  The total number of shares purchased also includes 0.1 million shares withheld from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

2 Authorization for up to $5.0 billion of share repurchases with no expiration was approved on August 19, 2011 by the Company’s Board of Directors. Although the repurchase authorization has no expiration, the Company expects to execute $550 million of the program by the end of fiscal 2012 and the remaining $350 million in fiscal 2013 through purchases made from time to time either in the open market or through private transactions in accordance with SEC regulations.

Item 6. - Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	August 27, 2012

10.1	Amendment No. 9 to the Lowe's Companies, Inc 401(k) Plan.*‡

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

December 4, 2012 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer