Form 10-K
period 2013-02-01
LOWES COMPANIES INC
filed 2013-04-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2013
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

As of August 3, 2012, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29.3 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 28, 2013
Common Stock, $0.50 par value	1,088,511,808

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2013 Annual Meeting of Shareholders	Part III

 LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I
Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 100 company and the world’s second largest home improvement retailer.  As of February 1, 2013, we operated 1,754 stores, comprised of 1,715 stores across 50 U.S. states, 34 stores in Canada and five stores in Mexico.  These stores represent approximately 197 million square feet of retail selling space.  In 2013, we expect to open approximately 10 stores.

Lowe’s was incorporated in North Carolina in 1952 and has been publicly held since 1961. The Company’s common stock is listed on the New York Stock Exchange - ticker symbol “LOW”.

See Item 6, “Selected Financial Data”, of this Annual Report on Form 10-K, for historical revenues, profits and identifiable assets.  For additional information about the Company’s performance and financial condition, see also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report on Form 10-K.

Our Promise

We strive to be customers’ first choice for home improvement.  Customers expect that we will not only sell the products they need and want, but also deliver a full solution by being a partner through each step of the home improvement process, from inspiration and planning to completion and enjoyment.  Our goal is to make the process of home improvement as seamless and simple as possible, while ensuring we remain relevant to our customers.  We have several initiatives designed to deliver seamless and simple experiences, which include evolving our sales culture across all selling channels, upgrading and continuously enhancing our information technology infrastructure, and allowing access to customers’ project and product status at all relevant touch points.

Customers, Market and Competition

Our Customers

We serve homeowners, renters and commercial business customers (Pro customer).  Individual homeowners and renters complete a wide array of projects and vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM).  The Pro customer consists of two broad categories, construction trade and maintenance & repair organizations.

Based on our analysis of the market we have identified various types of home improvement customer mindsets.  Our target customer mindset is the “creator”, whether they are a homeowner, renter, or Pro customer.  Creators seek quality tailored experiences, and are on the lookout for new ideas to improve homes.  The creator is the most active in the home improvement category in terms of visits and amount of spend.  We believe that if we focus on the needs of these more discerning customers we will meet or exceed the needs of other customers.

Our Market

We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.  The total annual revenue reported for businesses included in NAICS 444 in 2012 was $294 billion, which represented an increase of 5.4% from the total amount reported in 2011.  The total annual revenue reported for businesses included in NAICS 444 in 2011 was $279 billion, which represented an increase of 4.1% over the amount reported for 2010.

NAICS 444 represents less than half of what we consider the total market for our products and services.  The broader market in which Lowe’s operates includes home-related sales through a variety of companies beyond those in NAICS 444.  These include other companies in the retail sector, including mass retailers, home furnishings stores, and online retailers, as well as wholesalers that provide home-related products and services to homeowners, businesses, and the government.  Based on our analysis of the most recent comprehensive data available, we estimate the size of the U.S. home improvement market at $645 billion in 2012, comprised of $499 billion of product sales and $146 billion of installed labor sales.

There are many variables that affect consumer demand for the home improvement products and services Lowe’s offers.  Key indicators we monitor include real disposable personal income, employment, home prices, housing turnover, and home ownership levels.  We also monitor demographic and societal trends that shape home improvement industry growth.

•
Real disposable personal income is projected to grow at a slower pace in 2013 than in 2012, pulled lower by tax increases and the acceleration of dividend and bonus payments into 2012 that were made to allow recipients to avoid higher tax rates in 2013.  Real disposable personal income is forecasted to increase 0.9% in calendar 2013, down from the 1.5% gain recorded in 2012, based on the March 2013 Blue Chip Economic Indicators®. *

•
The average unemployment rate for 2013 is forecasted to decline to 7.7% in 2013, according to the March 2013 Blue Chip Economic Indicators.  While it is an improvement from the 8.1% average recorded in 2012, the rate remains elevated, suggesting that Americans will continue to face challenging employment prospects this year.

•
Recent evidence suggests that home prices are stabilizing.  In 2012, home prices recorded their first year-to-year gains since 2007, according to the Federal Home Finance Agency purchase-only index.  The gains were driven by strengthening demand and lower inventories of homes for sale.  Economists generally expect home prices to continue to increase at a modest single-digit pace in 2013, but remain well below their peak level reached in 2007.

•
Housing turnover increased 8.9% in 2012 from low levels, according to The National Association of Realtors and U.S. Census Bureau, but remains 40% below its peak in 2005.  Turnover is generally expected to continue to increase in 2013, though at a more moderate rate.

•
According to the U.S. Census Bureau, U.S. homeownership rates leveled off at approximately 65.5% in 2012, cushioned by the increase in home buying.  That compares with a peak of about 69% in 2004.  However, homeownership rates are expected to remain under downward pressure in the coming years as lending standards remain tight and delinquency and foreclosure activity remains elevated.

These indicators are important to our business because they impact income available to purchase our products and services, or define a key customer base for home maintenance, repair, and upgrade projects.  Currently, these indicators suggest moderately improving consumer demand for the home improvement products and services we sell.  However, in this uncertain economic environment, we continue to balance implementation of our long-term growth plans with our near-term focus on improving performance and maintaining adequate liquidity.

Our Competition

The home improvement retailing business includes many competitors.  We compete with other home improvement warehouse chains and lumberyards in most of our trade areas.  We also compete with traditional hardware, plumbing, electrical and home supply retailers.  In addition, we compete, with respect to some of our products, with general merchandise retailers, mail order firms, warehouse clubs, online and other specialty retailers.  Our customers value reputation, customer experience, quality and price of merchandise, and range and availability of products and services.  Location of stores also continues to be a key competitive factor in our industry. However, the increasing use of technology and the simplicity of online shopping also underline the importance of multi-channel presence as a competitive factor.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.

*Blue Chip Economic Indicators® (ISSN: 0193-4600) is published monthly by Aspen Publishers, 76 Ninth Avenue, New York, NY 10011, a division of Wolters Kluwer Law and Business.   Printed in the U.S.A.

Products and Services

Our Products

Product Selection
To meet customers’ varying home improvement needs, we offer a complete line of products for maintenance, repair, remodeling, and home decorating.  We offer home improvement products in the following categories: Plumbing; Appliances; Tools & Outdoor Power Equipment; Lawn & Garden; Fashion Electrical; Lumber; Seasonal Living; Paint; Home Fashions, Storage & Cleaning; Flooring; Millwork; Building Materials; Hardware; and Cabinets & Countertops.  A typical Lowe's store stocks approximately 40,000 items, with hundreds of thousands of items available through our Special Order Sales system, Lowes.com, Lowes.ca and ATGstores.com.  In 2012, Lowe’s implemented flexible fulfillment, which allows the customer to order parcel post eligible products that are stocked in a regional distribution center (RDC), a store, or in a vendor's distribution center, and have them shipped directly to a home or place of business.  Most items can be ordered and delivered within two days.  See Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand name merchandise, as well as building long-term value for Lowe’s through the development of private brands.  In addition, we are dedicated to ensuring product is sourced in a responsible, efficient, and cost effective manner through our supply chain.

National Brand Name Merchandise
In many product categories, customers look for a brand they know and trust to instill confidence in their purchase.  Each Lowe’s store carries a wide selection of national brand-name merchandise such as Whirlpool® appliances and water heaters, GE® and Samsung® appliances, Stainmaster® carpets, Valspar® paints and stains, Pella® windows and doors, Sylvania® light bulbs, Dewalt® power tools, Owens Corning® roofing, Johns Manville® insulation, James Hardie® fiber cement siding, Husqvarna® outdoor power equipment, Werner® ladders and many more.  Our merchandise selection provides the DIY, DIFM and Pro customer a one-stop shop for a wide variety of national brand name merchandise needed to complete home improvement, repair, maintenance or construction projects.

Private Brands
Private brands are an important element of our overall portfolio, helping to differentiate us from the competition with unique innovations and designs and providing a value alternative to national brands.  We sell private brands throughout our stores including Tools, Seasonal Living, Home Fashions, Storage & Cleaning, Paint, Fashion Plumbing, Flooring, Millwork, Hardware, Fashion Electrical and Lumber.  Some of Lowe’s most important private brands include Kobalt® tools, allen+roth® home décor products, Blue Hawk® home improvement products, Portfolio® lighting products, Garden Treasures® lawn and patio products, Utilitech® electrical and utility products, Reliabilt® doors and windows, Aquasource® faucets, sinks and toilets, Harbor Breeze® ceiling fans, Top Choice® lumber products and Iris® home automation and management products.

Supply Chain
We source our products from over 7,000 vendors worldwide with no single vendor accounting for more than 7% of total purchases.  We believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 14 highly-automated RDCs in the United States, with a fifteenth RDC expected to open in the first quarter of 2013.  On average, each domestic RDC currently serves approximately 120 stores.  In addition, we lease and operate a distribution facility to serve our Canadian stores.

We also operate 15 flatbed distribution centers to distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, pipe, siding, ladders and building materials.  Additionally, we operate four facilities to support our import business and flexible fulfillment capabilities.  We also utilize three third-party transload facilities, which are the first point of receipt for imported products.  The transload facilities sort and allocate products to RDCs based on individual store demand and forecasts.

On average, in fiscal 2012, approximately 75% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to our stores from vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Flooring, Millwork and Cabinets & Countertops accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to maintain their focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 7% of total sales in fiscal 2012.

Pro Services
During 2012, we rebranded our commercial business program as Pro Services with the intent of re-energizing our focus on the Pro customer.  Pro Services employees are a dedicated team that supports the Pro customer.  To meet the needs of our Pro customer, we provide job lot quantities in categories such as Building Materials, Plumbing, Electrical, Hardware, Paint, and Tools & Outdoor Power Equipment that are critical to the success of the Pro customer.  In addition, we provide Pro customers 5% off their purchases every day when they use Lowe's proprietary credit.

Extended Protection Plans and Repair Services
We offer extended protection plans in Appliances and Tools & Outdoor Power Equipment.  Lowe’s extended protection plans provide customers with product protection that enhances or extends the manufacturer’s warranty.  We provide in-warranty and out-of-warranty repair services for major appliances, outdoor power equipment and tools through our stores or in the home through our Lowe’s Authorized Service Repair Network.  Our contact center takes the calls, diagnoses the problems, and facilitates the resolutions making after-sales service simpler for customers because we manage the entire process.

Credit Financing
We offer a proprietary consumer credit card for retail customers under an agreement with GE Capital Retail Bank.  This program provides Lowe's consumer credit cardholders with 5% off their purchases every day.  For purchases above $299, customers have their choice of short-term no-interest financing or the 5% off value.  For purchases above $3,500, customers have their choice of 5.99% interest for 84 months or the 5% off value.

We also offer proprietary credit programs for Pro customers.  They include a Lowe’s Business Account, which is ideal for small to medium size businesses and offers minimum monthly payments, and Lowe’s Accounts Receivable, which is ideal for medium to large size businesses that pay in full each month.  These programs provide a 5% discount to Pro customers when they use their Lowe’s commercial credit account.  We also offer the Lowe’s Business Rewards Card from American Express®, which also offers 5% off everyday purchases.

For additional information regarding our credit programs, see the summary of our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

MyLowes
In 2011, we introduced MyLowes, a new online tool that is unique in the home improvement industry and makes managing, maintaining and improving homes simpler and more intuitive.  Using the capabilities provided by MyLowes, customers can create home profiles, save room dimensions and paint colors, organize owners' manuals and product warranties, create shopping, to-do and wish lists for projects on the horizon, set recurring reminders for common maintenance items and store purchase history from across all Lowe's channels.  Since the introduction in 2011, there have been over 18 million unique key fob swipes, and over 5 million registered users on MyLowes.

Selling Channels

We have multiple channels through which we engage customers and sell our products and services, including in-store, online, on-site and contact centers.  Although we sell through all of these channels, our primary channel to fulfill customer orders continues to be our retail home improvement stores.  Regardless of the channel through which customers choose to engage with us, we strive to provide them with a seamless experience and an endless aisle of products, enabled by our flexible fulfillment capabilities.

In-Store
Our 1,754 retail home improvement stores are generally open seven days per week and average approximately 113,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  Our stores offer similar products and services, with certain variations based on local market factors.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our stores now have Wi-Fi capabilities that provide customers with internet access, making information available quickly to further simplify the shopping experience.

Online
Through Lowes.com, Lowes.ca, ATGstores.com and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience and helping reduce the complexity of product decisions and home improvement projects by providing online product information, customer ratings and reviews, online buying guides and how-to videos and information.  These tools help consumers make more informed purchasing decisions and give them confidence as they undertake home improvement projects.  Providing mobile technology and applications to customers and to our associates is an important first step towards seamless and simple experiences, and allows us to participate in the evolution to mobile technology.  Lowes.com accounted for approximately 1.5% of our total sales, and our consumer facing mobile properties have grown to represent 20% of overall Lowes.com traffic.  We also enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store as well as parcel shipment to their homes.

On-Site
We have on-site specialists available to retail and Pro customers to assist them in selecting products and services for their projects.  Account Executives ProServices meet with Pro customers in their place of business or on a job site and leverage stores within the area to ensure we meet customer needs for products and resources.  Our Project Specialist Exteriors (PSE) program is available in most Lowe’s stores to discuss exterior projects such as roofing, siding, fencing, and windows, whose characteristics lend themselves to an in-home consultative sales approach.  In addition, our Project Specialist Interiors (PSI) program, launched in 2012, is available in certain locations to provide similar consultative services on interior projects such as kitchens and bathrooms.  PSE and PSI employees take the measurements, produce a quote, and tender the sale in the customer's home.

Contact Centers
Lowe’s has two contact centers which are located in Wilkesboro, NC, and Albuquerque, NM.  These contact centers provide direct support, including sales tendering, to customers who contact them via phone, e-mail or letter.  They also provide store support, online sales support, and facilitate repair services.

Employees

As of February 1, 2013, we employed approximately 160,000 full-time and 85,000 part-time employees.  No employees in the U.S. or Canada are subject to collective bargaining agreements.  Certain employees in Mexico are subject to collective bargaining agreements.  Management considers its relations with employees to be good.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries.  We consider this mark and the accompanying name recognition to be valuable to our business.  This subsidiary has various additional trademarks, trade names and service marks, many of which are used in our private brand program.  The subsidiary also maintains various Internet domain names that are important to our business.  We also own registered and unregistered copyrights, and maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Environmental Stewardship

Lowe’s environmental stewardship has been defined by addressing our company’s environmental footprint and helping our customers do the same.

Lowe’s recognizes how efficient operations can help protect the environment and our bottom line.  We examine our operations to deliver efficiencies in energy and water use, fuel consumption, and waste and recycling.  We annually track our carbon footprint and participate in the Carbon Disclosure Project, an independent nonprofit organization hosting the largest database of primary corporate climate change information in the world. To further reduce our footprint, we design energy-efficient features (energy-efficient lighting, white membrane cool roofs and HVAC units that meet or exceed ENERGY STAR® qualifications) into new stores and during retrofits of existing stores and participate in demand response programs where we voluntarily reduce our lighting and HVAC loads during peak electrical demand periods.

We also strive to deliver products to our stores in an environmentally responsible manner.  We achieve that through participation in the SmartWay® Transport Partnership, an innovative program launched by the EPA in 2004 that promotes environmentally cleaner, more fuel-efficient transportation options.  Lowe’s received a 2012 SmartWay Excellence Award, our fourth consecutive SmartWay honor, for initiatives that resulted in reduced emissions, greater fuel efficiency and less overall highway congestion.  Our efforts included increasing shipping by rail, increasing efficiency of truckload shipments and continuing to use a higher percentage of SmartWay carriers.

We are also focused on helping consumers reduce their energy and water use and their environmental footprint while saving money through our products and services.  We offer a wide selection of environmentally responsible and energy-efficient products for the home, including ENERGY STAR appliances, WaterSense® labeled toilets, paint with no volatile organic compounds (VOC), indoor and outdoor LED lighting, and, in certain states, electric vehicle charging stations.  Through our in-home sales specialists we offer customers installation of insulation and energy efficient windows.   Additionally, we offer in-store customer recycling for plastic bags, CFLs, plastic plant containers and rechargeable batteries.

Our role in helping consumers with their conservation was recognized by the U.S. Environmental Protection Agency (EPA) with our third consecutive ENERGY STAR Sustained Excellence Award (2010-2012), which honors our long-standing leadership as a retailer of energy-efficient products.  Lowe’s has received 10 consecutive ENERGY STAR awards (2003-2012), including four ENERGY STAR Partner of the Year awards for educating consumers about the benefits of energy efficiency.  In 2012, the EPA WaterSense program also honored Lowe’s with our fourth consecutive award for employee training, consumer education and national efforts to promote water conservation.

For more information on Lowe’s environmental leadership efforts, please visit Lowes.com/SocialResponsibility.

Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  These laws and regulations may increase our costs of doing business in a variety of ways, including indirectly through increased energy costs, as utilities, refineries, and other major emitters of greenhouse gases are subjected to additional regulation or legislation that results in greater control over greenhouse gas emissions.  We do not anticipate any material capital expenditures during fiscal 2013 for environmental control facilities or other costs of compliance with such laws or regulations.

Reaching Out / Our Community

Lowe’s has a long and proud history of supporting local communities through public education and community improvement projects. In 2012, Lowe's and Lowe's Charitable and Educational Foundation (LCEF) contributed more than $30 million to schools and community organizations in the United States, Canada and Mexico.  LCEF was created in 1957 to assist communities through financial contributions while also encouraging employees to become involved through volunteerism.  In 2012, Lowe’s and LCEF supported more than 8,000 community and education projects.  LCEF funds our signature education grant program, Lowe’s Toolbox for Education®, and national partnerships such as SkillsUSA® and the Boys & Girls Clubs of America.  Lowe’s Toolbox for Education grants totaling more than $34 million have benefited approximately 4 million schoolchildren since 2006.  Lowe’s has worked with Habitat for Humanity® since 2003 to combat substandard housing.  Our commitment through 2013 will bring Lowe's Habitat contributions to nearly $40 million since the partnership began.  We also partner with customers to support the American Red Cross, contributing more than $24 million since 1999.  Lowe’s encourages employee volunteerism through the Lowe’s Heroes program, a companywide initiative.  Lowe's Heroes participated in more than 1,300 projects across North America in 2012.  For more information on our community involvement, please see the Lowe’s Social Responsibility Report at Lowes.com/SocialResponsibility.

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

Item 1A - Risk Factors

We have developed a risk management process using periodic surveys, external research, planning processes, risk mapping, analytics and other tools to identify and evaluate the operational, financial, environmental, reputational, strategic and other risks that could adversely affect our business.  For more information about our risk management process, which is administered by our Chief Risk Officer and includes developing risk mitigation controls and procedures for the material risks we identify, see the description included in the proxy statement for our annual meeting of shareholders (as defined in Item 10 of Part III of this Annual Report on Form 10-K) under “Board’s Role in the Risk Management Process”.

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
General economic factors and other conditions, both domestically and internationally, may adversely affect the U.S. economy, the global economy and our financial performance.  These include, but are not limited to, periods of slow economic growth or recession, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, the “sequester” and related governmental spending and budget matters, slower rates of growth in real disposable personal income, sustained high rates of unemployment, high consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, acts of terrorism and developments in the war against terrorism in Asia, the Middle East and other parts of the world.  The continuing sluggish pace of the recovery from the deep global recession could continue to have an adverse effect on the rate of growth of discretionary spending by consumers and the share of such discretionary spending on home improvement products and services.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable sales.
Sales of many of our product categories and services are driven by the activity level of home improvement projects.  Slowly recovering home prices, the large number of households that continue to have little or negative equity, slowly declining mortgage delinquency and foreclosure rates, restrictions on the availability of mortgage financing, slower household formation growth rates, and lower housing turnover through existing home sales, have limited, and may continue to limit, consumers’ discretionary spending, particularly on larger home improvement projects that are important to our business.

Changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business.
Laws and regulations at the local, regional, state, federal and international levels change frequently and the changes can impose significant costs and other burdens of compliance on our business and our vendors.  Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affect employment/labor, trade, product safety, transportation/logistics, energy costs, health care, cyber-security, tax or environmental issues, could have an adverse impact, directly or indirectly, on our financial condition and results of operations.  Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations can increase our cost of doing business. In addition, we are subject to various procurement regulations applicable to our contracts for sales to the U.S Government and could be adversely affected by changes in those regulations or any negative findings from an audit or investigation.

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
Part of our strategy includes continued differentiation from competitors.  To better distinguish our product offering, we form strategic relationships with selected suppliers to market and develop products under a variety of recognized and respected national brand names.  The inability to effectively and efficiently manage and maintain the relationships with these suppliers could negatively impact our business plan and financial results.

Operating internationally presents unique challenges that have required us to adapt our store operations, merchandising, marketing and distribution functions to serve customers in Canada and Mexico and to work effectively with our joint venture partner in Australia.
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
We source, stock, and sell products from over 7,000 domestic and international vendors.  We source a large number of those products from foreign manufacturers with China being the largest source.  Financial instability among key vendors, political instability or labor unrest in source countries, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs, currency exchange rates and transport capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs.

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
Access to the internet from computers, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them.  Our website, Lowes.com, is a sales channel for our products, and is also a method of making product, project and other relevant information available to them that influences our in-store sales.  In addition to Lowes.com, we have multiple affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among and otherwise interact with our customers.  Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable online vendor and source of information about home improvement products and services.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with evolving regulations relating to our obligation to protect our systems and assets and such data from the threat of cyber-attacks.
Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other individually identifiable customer, employee and vendor data provided to us, a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including for possible punitive damages.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  In addition, as the regulatory environment relating to retailers and other company’s obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

If we fail to hire, train, manage and retain qualified sales associates and specialists, or contract with qualified installers and repair technicians, with expanded skill sets who can work effectively and collaboratively in an increasingly culturally diverse environment, we could lose sales to our competitors.
Our customers, whether they are homeowners or commercial businesses, expect our sales associates and specialists to be well trained and knowledgeable about the products we sell and the home improvement services we provide.  Our customers also expect the independent contractors who install products they purchase from us to perform the installation in a timely and capable manner.  Increasingly, our sales associates and specialists must have expanded skill sets, including in some instances the ability to do in-home or telephone sales. In addition, in many of our stores our employees and third-party contractors must be able to serve customers whose primary language and cultural traditions are different from their own.  Also, as our employees become increasingly culturally diverse, our managers and sales associates must be able to manage and work collaboratively with employees whose primary language and cultural traditions are different from their own.

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
We are, and in the future will become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. None of the legal proceedings in which we are currently involved, individually or collectively, is considered material.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At February 1, 2013, our properties consisted of 1,754 stores in the U.S., Canada and Mexico with a total of approximately 197 million square feet of selling space.  Of the total stores operating at February 1, 2013, approximately 89% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

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

In addition to these matters, we are also a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, is considered material.

Item 4 - Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

Set forth below is a list of names and ages of the executive officers and certain significant employees of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years. Each executive officer of the registrant is elected by the board of directors at its first meeting after the annual meeting of shareholders and thereafter as appropriate. Each executive officer of the registrant holds office from the date of election until the first meeting of the directors held after the next annual meeting of shareholders or until a successor is elected.

Name	Age	Title
Robert A. Niblock	50
Chairman of the Board, President and Chief Executive Officer since 2011; Chairman of the Board and Chief Executive Officer, 2006 – 2011; Chairman of the Board, President and Chief Executive Officer, 2005 – 2006.

Maureen K. Ausura	57	Chief Human Resources Officer since 2012; Executive Vice President, Human Resources, 2011 – 2012; Senior Vice President, Human Resources, 2005 – 2011.

Gregory M. Bridgeford	58	Chief Customer Officer since 2012, Executive Vice President, Business Development, 2004 – 2012.

Marshall A. Croom	52	Chief Risk Officer since 2012; Senior Vice President and Chief Risk Officer, 2009 – 2012; Senior Vice President, Merchandising and Store Support, 2006 – 2009.
Rick D. Damron	50
Chief Operating Officer since 2012; Executive Vice President, Store Operations, 2011 – 2012; Senior Vice President, Logistics, 2009 – 2011; Senior Vice President, Store Operations – North Central Division, 2008 – 2009.

Matthew V. Hollifield	46	Senior Vice President and Chief Accounting Officer since 2005.

Robert F. Hull, Jr.	48	Chief Financial Officer since 2012; Executive Vice President and Chief Financial Officer since 2004.

Gaither M. Keener, Jr.	63
Chief Legal Officer, Chief Compliance Officer and Secretary since 2012; Executive Vice President, General Counsel, Secretary and Chief Compliance Officer, 2011 – 2012; Senior Vice President, General Counsel, Secretary and Chief Compliance Officer, 2006 – 2011.

Richard D. Maltsbarger	37	Business Development Executive since 2012; Senior Vice President, Strategy, 2011– 2012; Vice President, Strategic Planning 2010 – 2011; Vice President, Research, 2006 – 2010.
N. Brian Peace	47	Corporate Administration Executive since 2012; Senior Vice President, Corporate Affairs, 2006 – 2012.
William D. Robinson	53
Head of International Operations and Development since 2012; Senior Vice President, International Operations and Customer Support Services, 2011 – 2012; Vice President, Store Operations and Special Projects, 2008 – 2010.

Kevin V. Summers	43	Chief Information Officer since 2012; Senior Vice President and Global Chief Information Officer, Whirlpool Corporation, 2007 – 2012.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”.  As of March 28, 2013, there were 27,259 holders of record of Lowe's common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

	Fiscal 2012			Fiscal 2011
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$32.29	$26.58	$0.14	$27.45	$24.13	$0.11
2nd Quarter	31.37	24.76	0.16	26.60	21.31	0.14
3rd Quarter	33.63	25.34	0.16	22.48	18.07	0.14
4th Quarter	$39.26	$31.23	$0.16	$27.57	$20.34	$0.14

Total Return to Shareholders

The following information in Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company's common stock, the S&P 500 Index and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on February 1, 2008 in the Company's common stock and each of the indices.

	2/1/2008	1/30/2009	1/29/2010	1/28/2011	2/3/2012	2/1/2013
Lowe’s	$100.00	$72.71	$87.62	$104.10	$114.68	$165.83
S&P 500	100.00	60.63	80.72	97.88	105.38	121.25
S&P Retail Index	$100.00	$62.28	$96.88	$123.20	$141.07	$177.59

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of 2012:

(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 2	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
November 3, 2012 – November 30, 2012	4.3	$35.15	4.3	$750
December 1, 2012 – January 4, 2013	17.0	35.20	17.0	150
January 5, 2013 – February 1, 2013	-	-	-	5,000
As of February 1, 2013	21.3	$35.19	21.3	$5,000

1
During the fourth quarter of fiscal 2012, the Company repurchased an aggregate of 21.3 million shares of its common stock. The total number of shares purchased also includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted stock awards.

2
Authorization for up to $5.0 billion of share repurchases with no expiration was approved on August 19, 2011 by the Company's Board of Directors. On February 1, 2013, the Company’s Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. The remaining prior authorization of $150 million was simultaneously terminated.  Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal 2014 through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations.

Item 6 - Selected Financial Data

Selected Statement of Earnings Data
(In millions, except per share data)	2012	2011	1	2010	2009	2008
Net sales	$50,521	$50,208		$48,815	$47,220	$48,230
Gross margin	17,327	17,350		17,152	16,463	16,501
Net earnings	1,959	1,839		2,010	1,783	2,195
Basic earnings per common share	1.69	1.43		1.42	1.21	1.50
Diluted earnings per common share	1.69	1.43		1.42	1.21	1.49
Dividends per share	$0.620	$0.530		$0.420	$0.355	$0.335
Selected Balance Sheet Data
Total assets	$32,666	$33,559		$33,699	$33,005	$32,625
Long-term debt, excluding current maturities	$9,030	$7,035		$6,537	$4,528	$5,039

1 Fiscal 2011 contained 53 weeks, while all other years contained 52 weeks.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended February 1, 2013 (our fiscal years 2012, 2011 and 2010).  Fiscal year 2011 contains 53 weeks of operating results compared to fiscal years 2012 and 2010 which contain 52 weeks.  Unless otherwise noted, all references herein for the years 2012, 2011 and 2010 represent the fiscal years ended February 1, 2013, February 3, 2012 and January 28, 2011, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

During 2012, we made progress on our key initiatives, continuing our journey to become the customer’s first choice in home improvement.  The economic environment showed signs of improvement as fiscal 2012 represented the first year of growth across all of the core housing metrics: housing turnover, single-family starts, and median home prices.  These recent positive trends helped consumers regain confidence in both the local housing markets and their home values.  Consequently, we were able to deliver solid results for the year.  Net earnings for 2012 increased 6.5% to $2.0 billion and diluted earnings per share increased 18.2% to $1.69.  Net sales for 2012 increased 0.6% to $50.5 billion.  Fiscal 2011 contained an extra week which contributed $766 million to 2011 net sales or $0.05 to diluted earnings per share. Comparable sales were 1.4%, driven by a 0.9% increase in comparable average ticket and a 0.5% increase in comparable transactions.

For 2012, cash flows from operating activities were approximately $3.8 billion, with $1.2 billion used for capital expenditures.  Our strong financial position and positive cash flows provided us with the ability to make strategic investments in our core business and to return cash to shareholders through both dividends and share repurchases.  During fiscal 2012, we paid $704 million in dividends and repurchased approximately 146 million shares of common stock for a total of $4.35 billion under our share repurchase program.

Continuing our journey

In 2012, we continued to deliver on our commitment to retail excellence by building on our core strengths, while developing capabilities to provide seamless support across channels and a simplified home improvement experience.

To further deliver a seamless and simple experience, we continued to upgrade our IT infrastructure and gave customers and associates greater access to information and products through enhanced mobile technology, MyLowes, and flexible fulfillment.  In 2012, we made additional improvements to our associates’ iPhone® capabilities to enable them to deliver better customer experiences in the aisle by giving them immediate access to the information they need, such as the ability to identify available rebates.  Our MyLowes customer base also continues to grow.  Since the launch of MyLowes in late

2011, there have been over 18 million unique key fob swipes and over 5 million cardholders have registered their cards on MyLowes.  We also experienced strong customer response to our iPhone® and AndroidTM mobile applications which have grown to represent approximately 20% of overall Lowes.com traffic.  In addition, flexible fulfillment now allows us to deliver in-stock Lowes.com parcel orders to customers in over 90% of US markets within 24 hours at standard shipping rates.

As we redefine our business to become more seamless and simple, we must also continue to protect retail relevance.  In 2012, our focus was on two key initiatives: Value Improvement and Product Differentiation.  Value Improvement is designed to enhance our ability to offer compelling products and value while Product Differentiation is designed to help us drive excitement and flexibility in our stores by highlighting innovative products through better display techniques.  These strategic initiatives build on Lowe’s core strengths and are expected to deliver comparable transaction growth, better gross margins, and greater inventory productivity by localizing assortments and driving excitement in our stores.

Value Improvement enhances our ability to offer compelling products and value by having the right product, at the right quantity, at the right place, at the right time.  In 2012, we leveraged our Integrated Planning and Execution tool to create clusters of stores, based on specific differences and customer buying preferences, which enhanced the assortment strategy that was used to guide the line review process.  For each cluster, the product assortments were designed to reduce duplication of features and functions within price points to improve the customer experience.  We are also working to reduce unit costs by negotiating lower first costs from vendors by eliminating funds set aside for promotional and marketing support.  The result is a more localized assortment of products and simpler price point progression within the category.  As SKUs are rationalized, the teams are reinvesting the inventory dollars in greater depth of high volume SKUs.  In addition, we are increasing our in-stock targets for these new lines to ensure items are available when needed by customers.  By the end of 2012, we completed product line reviews and product line resets of approximately 80% and 30% of our business, respectively.

Through our Product Differentiation initiative, we revised many of our end-cap locations to highlight innovative products, significant values, or to showcase specific private or national brands.  In addition, we redesigned promotional spaces to better promote seasonally relevant, high value items to drive sales and to provide more open sight lines to navigate and shop at our stores.  During 2012, our product differentiation resets were rolled out to approximately 1,250 stores, and we expect to roll the resets out to an additional 160 stores in 2013.

In conjunction with our progress on Value Improvement and Product Differentiation, in 2012 we also initiated sales training programs for store and contact center employees to further develop our sales culture and pave the way for the next phase of our transformation.

Where we go from here – 2013 and beyond

While the housing market is slowly improving, consumers are still coping with the lingering effects of the recession as mortgage delinquency rates remain at historic highs.  While we are optimistic about a housing recovery and near-term personal consumption expenditures are expected to grow faster than personal income, employment and income are expected to continue to grow slowly.  Consumers will need to continue to prioritize how and where they spend their discretionary income and therefore our outlook for 2013 assumes modest growth in the home improvement market.  However we have confidence in our vision and have laid the foundation to continue improving our core business as we move into fiscal year 2013.

In 2013, our Value Improvement initiative will remain the primary focus of the organization.  As we improve our product offerings by localizing assortments we expect to drive improved close rates.  We also have an opportunity to improve close rates through additional labor in our stores.  We expect to add approximately 150 hours per store per week to the staffing model for nearly two-thirds of our stores to help reduce the gap between our weekend versus weekday close rate.  Our goal is to better serve customers and close more sales during peak weekday hours by increasing assistance available in the aisles.  We believe the increased labor hours and higher in-stock service levels will help us further capitalize on traffic during the week which will result in an improvement in close rates.

In 2013 and beyond, we will further develop our flexible fulfillment capability by deploying Central Dispatch (CDO) and Central Production Offices (CPO).  The CDO will allow for centralized delivery scheduling and better route planning, resulting in lower fuel cost, greater fleet utilization, and more productive overall delivery.  The CPO will provide operational efficiencies through the consolidation of labor.  Today each store has its own installed sales office, whereas, in the future, that labor will be consolidated into our contact centers resulting in a significant reduction of labor hours.  The customer’s experience will be enhanced through better coordination and consistency.

We will also build trust by partnering with customers to recommend solutions that fit their needs and to help them make the right decisions based on their individual home improvement goals.  Beyond 2013, we will further enhance our sales culture by providing our associates the ability to sell seamlessly across channels and to introduce improved project management tools that expand fulfillment capabilities to cultivate personal and simple connections with customers.  Associates across selling channels will be provided with a single-view of the customer; one record per customer, from lead capture to project completion.  These changes will enable us to improve close rates and capitalize on the momentum of the improving economy and increases in consumer discretionary spending.

By building on core strengths, we have laid the foundation to deliver on our commitment to retail excellence, and will continue to focus on developing the capabilities to provide our customers a seamless and simple home improvement experience going forward.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 1	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year 1
	2012	2011	2012 vs. 2011	2012 vs. 2011
Net sales	100.00%	100.00%	N/A	0.6%
Gross margin	34.30	34.56	(26)	(0.1)
Expenses:
Selling, general and administrative	24.24	25.08	(84)	(2.8)
Depreciation	3.01	2.95	6	2.9
Interest - net	0.84	0.74	10	13.9
Total expenses	28.09	28.77	(68)	(1.8)
Pre-tax earnings	6.21	5.79	42	7.9
Income tax provision	2.33	2.13	20	10.4
Net earnings	3.88%	3.66%	22	6.5%
EBIT margin 2	7.05%	6.53%	52	8.6%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 1	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year 1
	2011	2010	2011 vs. 2010	2011 vs. 2010
Net sales	100.00%	100.00%	N/A	2.9%
Gross margin	34.56	35.14	(58)	1.2
Expenses:
Selling, general and administrative	25.08	24.60	48	4.9
Depreciation	2.95	3.25	(30)	(6.7)
Interest - net	0.74	0.68	6	11.7
Total expenses	28.77	28.53	24	3.7
Pre-tax earnings	5.79	6.61	(82)	(10.0)
Income tax provision	2.13	2.49	(36)	(12.4)
Net earnings	3.66%	4.12%	(46)	(8.5	) %
EBIT margin 2	6.53%	7.29%	(76)	(7.9	) %

Other Metrics	2012	2011	2010
Comparable sales increase 3, 4	1.4%	0.0%	1.3%
Total customer transactions (in millions) 1	804	810	786
Average ticket 5	$62.82	$62.00	$62.07
At end of year:
Number of stores	1,754	1,745	1,749
Sales floor square feet (in millions)	197	197	197
Average store size selling square feet (in thousands) 6	113	113	113
Return on average assets 7	5.7%	5.4%	5.8%
Return on average shareholders' equity 8	13.1%	10.7%	10.7%
Return on invested capital 9	9.3%	8.7%	9.0%

1 Fiscal year ended 2011 had 53 weeks.  Fiscal years 2012 and 2010 had 52 weeks.
2 EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
3 A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing.
 4 Comparable sales are based on comparable 52-week periods for 2012 and 2010 and comparable 53-week periods for 2011.
5 Average ticket is defined as net sales divided by the total number of customer transactions.
6 Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
7 Return on average assets is defined as net earnings divided by average total assets for the last five quarters.
8 Return on average shareholders’ equity is defined as net earnings divided by average shareholders’ equity for the last five quarters.
9 Return on invested capital is a non-GAAP financial measure. See below for additional information.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)
Calculation of Return on Invested Capital	2012	2011	2010
Numerator
Net earnings	$1,959	$1,839	$2,010
Plus:
Interest expense - net	423	371	332
Provision for income taxes	1,178	1,067	1,218
Earnings before interest and taxes	3,560	3,277	3,560
Less:
Income tax adjustment 1	1,337	1,203	1,343
Net operating profit after tax	$2,223	$2,074	$2,217

Effective tax rate	37.6%	36.7%	37.7%
Denominator
Average debt and equity 2	$23,921	$23,940	$24,634
Return on invested capital	9.3%	8.7%	9.0%

Calculation of Return on Average Debt and Equity
Numerator
Net earnings	$1,959	$1,839	$2,010
Denominator
Average debt and equity 2	$23,921	$23,940	$24,634
Return on average debt and equity	8.2%	7.7%	8.2%

1 Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

2 Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Fiscal 2012 Compared to Fiscal 2011

For the purpose of the following discussion, comparable sales, comparable average ticket and comparable customer transactions are based on comparable 52-week periods.

Net sales – Net sales increased 0.6% to $50.5 billion in 2012.  The additional week in 2011 and resulting week shift in 2012 negatively impacted sales comparisons by $692 million, or 1.4%.  Comparable sales increased 1.4% in 2012, driven by a 0.9% increase in comparable average ticket and a 0.5% increase in comparable customer transactions.  Our key initiatives, Value Improvement and Product Differentiation, drove 40 basis points of the increase in sales.  In addition, our proprietary credit value proposition, which offers customers the choice of 5% off every day or promotional financing, contributed 65 basis points to the increase in sales.  Geographically, all operating divisions in the U.S. delivered positive comparable sales for the year as sales performance was well balanced in 2012.  Furthermore, we continued to see strength in our Pro Services business, which outperformed the company average.

We experienced comparable sales above the company average in the following product categories during 2012:  Lumber, Tools & Outdoor Power Equipment, Paint, Seasonal Living, Cabinets & Countertops, and Home Fashions, Storage & Cleaning.  In addition, Fashion Electrical, Hardware, Flooring and Plumbing performed at approximately the overall company average.  Inflation aided comparable sales throughout the year in both the Lumber and Paint categories.

Comparable sales for Paint also benefited from new product offerings.  Hurricane Sandy also contributed to comparable sale increases for Lumber, as a result of storm response efforts, and for Tools & Outdoor Power Equipment, due to increased generator sales.  In addition, Tools & Outdoor Power Equipment comparable sales were also positively impacted by favorable weather in the first half of the year combined with effective promotions.

Comparable sales were below the company average in Building Materials, Millwork, Appliances, and Lawn & Garden. The timing of storm recovery and repair efforts in 2012 as compared to 2011 resulted in decreased comparable sales in Building Materials.  In addition, difficult comparisons to prior year promotional activity led to decreased comparable sales in Millwork and Appliances.  Lawn & Garden was impacted by extreme heat and drought conditions in the first half of the year, slightly offset by improved inventory planning and attachment rates in the second half of the year.

Gross margin – Gross margin of 34.3% for 2012 represented a 26 basis point decrease from 2011, primarily driven by an unfavorable 19 basis point impact related to our proprietary credit value proposition.  In addition, we experienced a seven basis point unfavorable impact to margin related to pricing and promotional activity.

SG&A – The 84 basis point decrease in SG&A expense as a percentage of sales from 2011 to 2012 was primarily driven by 81 basis points of leverage due to long-lived asset impairment and other costs associated with the 27 store closures and discontinued projects in 2011.  We also experienced approximately 35 basis points of leverage associated with our proprietary credit program, which was driven by increased portfolio income as a result of continued growth in the program.  These were partially offset by deleverage of approximately 15 basis points associated with incentive compensation, due to higher attainment levels compared to targets for store-based employees relative to last year.  In addition, we experienced nine basis points of deleverage in contract labor associated with information technology projects to improve customer experiences.

Depreciation – Depreciation expense deleveraged six basis points for 2012 compared to 2011 primarily due to higher depreciation associated with IT capital investments made to improve customer experiences, which have shorter average useful lives.  Property, less accumulated depreciation, decreased to $21.5 billion at February 1, 2013 compared to $22.0 billion at February 3, 2012.  At February 1, 2013 and February 3, 2012, we owned 89% of our stores, which included stores on leased land.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2012	2011
Interest expense, net of amount capitalized	$427	$379
Amortization of original issue discount and loan costs	5	4
Interest income	(9)	(12)
Interest - net	$423	$371

Net interest expense increased primarily as a result of the issuance of $1.0 billion and $2.0 billion of unsecured notes in November 2011 and April 2012, respectively, partially offset by favorable tax settlements that resulted in a reduced interest accrual during 2012.

Income tax provision – Our effective income tax rate was 37.6% in 2012 compared to 36.7% in 2011.  The lower effective tax rate in 2011 was the result of the recognition of one-time federal employee retention benefits from the federal HIRE (Hiring Incentives to Restore Employment) retention tax credit, as well as the favorable settlement of certain state tax matters in the third quarter of 2011.

Fiscal 2011 Compared to Fiscal 2010

For the purpose of the following discussion, comparable sales, comparable average ticket and comparable customer transactions are based on comparable 53-week periods.

Net sales – Net sales increased 2.9% to $50.2 billion in 2011, while comparable sales were flat.  The additional week in 2011 contributed 1.6% to the increase in net sales.  Comparable customer transactions increased approximately 0.4% and comparable average ticket decreased 0.4% versus 2010.

While comparable sales were flat in 2011, we saw sequential improvement each quarter, with comparable sales of negative 3.3% in the first quarter, negative 0.3% in the second quarter, positive 0.7% in the third quarter and positive 3.4% in the fourth quarter.  Unseasonably cold, wet weather, severe storms and flooding during the first quarter as well as comparisons to the 2010 Cash for Appliances government incentive program led to lower performance during the first half of the year.  However, as comparisons to the Cash for Appliances program eased and storm recovery efforts were underway, we saw improvement in comparable sales.  In addition, strong customer response to our 5% off every-day offer to Lowe’s credit cardholders, launched in the first half of 2011, aided comparable sales for the balance of the year.

We experienced comparable sales above the company average in the following product categories during 2011: Building Materials, Fashion Electrical, Paint, Hardware, Plumbing, and Tools & Outdoor Power Equipment.  In addition, Seasonal Living, Home Fashions, Storage & Cleaning, Flooring, Lawn & Garden and Lumber performed at approximately the overall company average.  Although unfavorable weather in the early part of the year negatively impacted outdoor categories such as Building Materials, recovery efforts after severe spring storms that hit many regions of the country and hurricane Irene positively impacted comparable sales in Building Materials, with particularly strong sales of roofing products and installation services.  Plumbing also benefited from the wet weather and storm recovery efforts, with strong sales of pumps & tanks and dehumidifiers.  In addition, Tools & Outdoor Power Equipment experienced favorable comparable sales primarily driven by holiday promotions and strong customer response to new products, such as our new line of Kobalt mechanics tools.  Fashion Electrical also performed above the company average during 2011, driven by increased customer demand for energy-saving light bulbs, outdoor lighting and electrical cable.

However, difficult comparisons to prior year energy tax credits negatively impacted comparable sales in Millwork.  In addition, while we experienced strong market share gains in Cabinets & Countertops, they were not enough to offset the impact of the contracting market, leading to comparable sales below the company average for the year.  Appliances also experienced negative comparable sales for the year driven by comparisons to the prior year Cash for Appliances program, which primarily impacted the first half of the year.

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

LOWE’S BUSINESS OUTLOOK

As of February 25, 2013, the date of our fourth quarter 2012 earnings release, we expected total sales in 2013 to increase approximately 4% and comparable sales to increase approximately 3.5%.  We expected to open approximately 10 stores during 2013.  In addition, earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 60 basis points and the effective tax rate was expected to be approximately 38.1%.  Diluted earnings per share of $2.05 were expected for the fiscal year ending January 31, 2014.  Our guidance assumed approximately $4 billion in share repurchases during 2013, spread evenly across the four quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for 2012 versus 2011 was primarily driven by changes in working capital.  The change in working capital was primarily driven by the timing of tax payments during the periods.  The decrease in net cash used in investing activities for 2012 versus 2011 was primarily driven by a decrease in capital expenditures in addition to an increase in proceeds received from the sale of property and other long-term assets, partially offset by lower proceeds from the sale/maturity of investments.  The increase in net cash used in financing activities for 2012 was primarily driven by an increase in cash used to repurchase shares, which included shares repurchased under our share repurchase program and shares withheld from employees to satisfy statutory tax withholding liabilities upon vesting of restricted stock awards. This was partially offset by the net change in long-term debt and an increase in proceeds from the issuance of common stock due to options exercised.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in October 2016.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at February 1, 2013.  Thirteen banking institutions are participating in the senior credit facility.  There were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under our commercial paper program at February 1, 2013.

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of April 1, 2013, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Outlook	Negative	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for investments in information technology, investments in our existing stores, expansion plans and acquisitions, if any, and to return cash to shareholders through both dividends and share repurchases over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.  In addition, we do not have a significant amount of cash held in foreign affiliates that would not be available to fund domestic operations.

Cash Requirements

Capital expenditures
Our fiscal 2013 capital budget is approximately $1.25 billion, inclusive of approximately $50 million of lease commitments, resulting in a planned net cash outflow of $1.2 billion.  Approximately 40% of the planned net cash outflow is for investments to enhance the customer experience, including enhancements in information technology.  Investments in our existing stores are expected to account for approximately 35% of net cash outflow including investments in store equipment, resets and remerchandising.  Our expansion plans for 2013 consist of approximately 10 new stores, all of which are expected to be owned, and which will account for approximately 15% of the planned net cash outflow.  Approximately 30% of these new stores are expected to be on leased land.  Other planned capital expenditures, accounting for 10% of planned net cash outflow, are for investments in our distribution network, including one additional regional distribution center.

Debt and capital
In April 2012, we issued $2.0 billion of unsecured notes in three tranches: $500 million of 1.625% notes maturing in April 2017, $750 million of 3.12% notes maturing in April 2022 and $750 million of 4.65% notes maturing in April 2042.  Net proceeds from the 2017, 2022 and 2042 notes were approximately $498 million, $746 million, and $740 million, respectively.

During 2012, $550 million of unsecured debt matured and was re-paid with cash from operations and investing activities.

Dividends declared during fiscal 2012 totaled $708 million.  Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.  The dividend declared in the fourth quarter of 2012 was paid in fiscal 2013 and totaled $178 million.

We have an ongoing share repurchase program that is executed through purchases made from time to time in the open market or through private off-market transactions.  Shares purchased under the share repurchase program are returned to authorized and unissued status. On February 1, 2013, the Company’s Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration, simultaneously terminating the remaining previous balance of $150 million under the prior authorization.  This share repurchase authorization is expected to be used by the end of fiscal 2014.

Our ratio of debt to equity plus debt was 39.6% and 31.6% as of February 1, 2013, and February 3, 2012, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at February 1, 2013:

	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts,
excluding discount)	$8,702	$2	$510	$1,778	$6,412
Long-term debt (interest payments)	6,806	414	828	729	4,835
Capitalized lease obligations 1	708	79	144	102	383
Operating leases 1	5,520	420	821	801	3,478
Purchase obligations 2	945	477	449	19	-
Total contractual obligations	$22,681	$1,392	$2,752	$3,429	$15,108

		Amount of Commitment Expiration by Period
Commercial Commitments		Less Than	1-3	4-5	After 5
(in millions)	Total	1 Year	Years	Years	Years
Letters of Credit 3	$74	$74	$-	$-	$-

1 Amounts do not include taxes, common area maintenance, insurance or contingent rent because these amounts have historically been insignificant.
2 Represents commitments related to certain marketing and information technology programs, and purchases of merchandise inventory.
3 Letters of credit are issued primarily for insurance and construction contracts.

At February 1, 2013, our reserve for uncertain tax positions (including penalties and interest) was $75 million, of which $11 million was classified as a current liability and $64 million was classified as a noncurrent liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2012, our reserve increased approximately $10 million to $57 million as of February 1, 2013.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  During 2012, the inventory shrinkage reserve increased approximately $1 million to $142 million as of February 1, 2013.

In addition, we receive funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments or promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental and identifiable costs that we incurred to sell the vendor’s product.  Therefore, we treat these funds as a reduction in the cost of inventory as the amounts are accrued, and recognize these funds as a reduction of cost of sales when the inventory is sold.  Funds that are determined to be reimbursements of specific, incremental and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves.  A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $3 million for 2012.  A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrinkage reserve would have affected net earnings by approximately $9 million for 2012.

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

Effect if actual results differ from assumptions
During 2012, 12 operating locations experienced a triggering event and were evaluated for recoverability.  Five of the 12 operating locations were determined to be impaired.  We recorded impairment losses related to these five operating locations of $55 million during 2012, compared to impairment losses on operating locations and locations identified for closure of $309 million during 2011.

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

Seven of the 12 operating locations that experienced a triggering event during 2012 were determined to be recoverable and therefore were not impaired.  For these seven locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets.  A 10% reduction in projected sales used to estimate future cash flows at the latest date that these seven operating locations were evaluated for impairment would have resulted in the impairment of four of these locations and increased recognized impairment losses by approximately $47 million.

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

Effect if actual results differ from assumptions
During 2012, the Company relocated one store subject to an operating lease.  During 2011, 13 stores under operating lease were closed, which includes one store that was relocated.  We recorded $11 million and $76 million of expense for store closing lease obligations during 2012 and 2011, respectively.  For 2012, these charges included $9 million related to locations closed or relocated during 2012 and $2 million of adjustments related to previously closed or relocated locations.

We have not made any material changes in the methodology used to estimate the expected future cash flows of closed locations under operating leases during the past three fiscal years.  If the actual results are not consistent with the assumptions and judgments we have made in estimating expected future cash flows, our store closing lease obligation losses could vary positively or negatively from our estimated losses.  A 10% change in the store closing lease liability would have affected net earnings by approximately $5 million for 2012.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation; automobile; general and product liability; extended protection plan; and certain medical and dental claims.  Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation and $3 million per occurrence involving automobile, general or product liability.  Additionally, a corridor retention of $2 million per occurrence applies to commercial general liability and product liability claims, subject to a $6 million maximum over a three-year period. We do not have any stop loss limits for self-insured extended protection plan or medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  During 2012, our self-insurance liability increased approximately $35 million to $899 million as of February 1, 2013.  During 2012, we reduced the discount rate applied to self-insurance claims by 100 basis points, which resulted in a $20 million unfavorable impact to net earnings.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment; utilized discount rate; projected exposures including payroll, sales and vehicle units; as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years.  Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.  A 10% change in our self-insurance liability would have affected net earnings by approximately $56 million for 2012.  A 100 basis point change in our discount rate would have affected net earnings by approximately $23 million for 2012.

Revenue Recognition

Description
See Note 1 to the consolidated financial statements for a discussion of our revenue recognition policies.  The following accounting estimates relating to revenue recognition require management to make assumptions and apply judgment regarding the effects of future events that cannot be determined with certainty.

We sell separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenues from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company consistently groups and evaluates extended protection plan contracts based on the characteristics of the underlying products and the coverage provided in order to monitor for expected losses.  A loss on the overall contract would be recognized if the expected costs of performing services under the contracts exceeded the amount of unamortized acquisition costs and related deferred revenue associated with the contracts.  Deferred revenues associated with the extended protection plan contracts increased $11 million to $715 million as of February 1, 2013.

We defer revenue and cost of sales associated with settled transactions for which customers have not yet taken possession of merchandise or for which installation has not yet been completed.  Revenue is deferred based on the actual amounts received.  We use historical gross margin rates to estimate the adjustment to cost of sales for these transactions.  During 2012, deferred revenues associated with these transactions increased $11 million to $441 million as of February 1, 2013.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to recognize revenue on our extended protection plan contracts during the past three fiscal years.  We currently do not anticipate incurring any overall contract losses on our extended protection plan contracts.  Although we believe that we have the ability to adequately monitor and estimate expected losses under the extended protection plan contracts, it is possible that actual results could differ from our estimates.  In addition, if future evidence indicates that the costs of performing services under these contracts are incurred on other than a straight-line basis, the timing of revenue recognition under these contracts could change.  A 10% change in the amount of revenue recognized in 2012 under these contracts would have affected net earnings by approximately $15 million.

We have not made any material changes in the methodology used to reverse net sales and cost of sales related to amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed.  We believe we have sufficient current and historical knowledge to record reasonable estimates related to the impact to cost of sales for these transactions.  However, if actual results are not consistent with our estimates or assumptions, we may incur additional income or expense.  A 10% change in the estimate of the gross margin rates applied to these transactions would have affected net earnings by approximately $7 million in 2012.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We speak throughout this Annual Report on Form 10-K in forward-looking statements about our future, but particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The words “believe,” “expect,” “will,” “should,” and other similar expressions are intended to identify those forward-looking statements.  While we believe our expectations are reasonable, they are not guarantees of future performance.  Our actual results could differ substantially from our expectations.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of February 1, 2013.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our management’s assessment, we have concluded that, as of February 1, 2013, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this report, was engaged to audit our Internal Control. Their report appears on page 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe's Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of February 1, 2013 and February 3, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 2013. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2013 and February 3, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the "Company") as of  February 1, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1,2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 1, 2013 of the Company and our report dated April 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 1, 2013

Lowe's Companies, Inc.
Consolidated Statements of Earnings

(In millions, except per share and percentage data)	February 1, 2013%		February 3, 2012%		January 28, 2011%
Fiscal years ended on		Sales		Sales		Sales

Net sales	$50,521	100.00%	$50,208	100.00%	$48,815	100.00%

Cost of sales	33,194	65.70	32,858	65.44	31,663	64.86

Gross margin	17,327	34.30	17,350	34.56	17,152	35.14

Expenses:

Selling, general and administrative	12,244	24.24	12,593	25.08	12,006	24.60

Depreciation	1,523	3.01	1,480	2.95	1,586	3.25

Interest - net	423	0.84	371	0.74	332	0.68

Total expenses	14,190	28.09	14,444	28.77	13,924	28.53

Pre-tax earnings	3,137	6.21	2,906	5.79	3,228	6.61

Income tax provision	1,178	2.33	1,067	2.13	1,218	2.49

Net earnings	$1,959	3.88%	$1,839	3.66%	$2,010	4.12%

Basic earnings per common share	$1.69		$1.43		$1.42

Diluted earnings per common share	$1.69		$1.43		$1.42

Cash dividends per share	$0.62		$0.53		$0.42

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income

(In millions, except percentage data)	February 1, 2013%		February 3, 2012%		January 28, 2011%
Fiscal years ended on		Sales		Sales		Sales

Net earnings	$1,959	3.88%	$1,839	3.66%	$2,010	4.12%

Foreign currency translation adjustments - net of tax	6	0.01	(8)	(0.02)	28	0.06

Net unrealized investment gains/(losses) - net of tax	-	-	1	-	(2)	-

Other comprehensive income/(loss)	6	0.01	(7)	(0.02)	26	0.06

Comprehensive income	$1,965	3.89%	$1,832	3.64%	$2,036	4.18%

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Balance Sheets

		February 1, 2013%		February 3, 2012%
(In millions, except par value and percentage data)			Total		Total

Assets
Current assets:
Cash and cash equivalents		$541	1.7%	$1,014	3.0%
Short-term investments		125	0.4	286	0.9
Merchandise inventory - net		8,600	26.3	8,355	24.9
Deferred income taxes - net		217	0.7	183	0.5
Other current assets		301	0.9	234	0.7
Total current assets		9,784	30.0	10,072	30.0
Property, less accumulated depreciation		21,477	65.7	21,970	65.5
Long-term investments		271	0.8	504	1.5
Other assets		1,134	3.5	1,013	3.0
Total assets		$32,666	100.0%	$33,559	100.0%

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt		$47	0.1%	$592	1.8%
Accounts payable		4,657	14.3	4,352	13.0
Accrued compensation and employee benefits		670	2.1	613	1.8
Deferred revenue		824	2.5	801	2.4
Other current liabilities		1,510	4.6	1,533	4.5
Total current liabilities		7,708	23.6	7,891	23.5
Long-term debt, excluding current maturities		9,030	27.6	7,035	21.0
Deferred income taxes - net		455	1.4	531	1.6
Deferred revenue - extended protection plans		715	2.2	704	2.1
Other liabilities		901	2.8	865	2.5
Total liabilities		18,809	57.6	17,026	50.7

Commitments and contingencies

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
February 1, 2013	1,110
February 3, 2012	1,241	555	1.7	621	1.9
Capital in excess of par value		26	0.1	14	-
Retained earnings		13,224	40.4	15,852	47.2
Accumulated other comprehensive income		52	0.2	46	0.2
Total shareholders' equity		13,857	42.4	16,533	49.3
Total liabilities and shareholders' equity		$32,666	100.0%	$33,559	100.0%

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Shareholders' Equity

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

	Common Stock
(In millions)	Shares	Amount
Balance January 29, 2010	1,459	$729	$6	$18,307	$27	$19,069
Comprehensive income:
Net earnings				2,010
Other comprehensive income					26
Total comprehensive income						2,036
Tax effect of non-qualified stock options exercised and restricted stock vested			(6)			(6)
Cash dividends declared, $0.42 per share				(588)		(588)
Share-based payment expense			115			115
Repurchase of common stock	(113)	(56)	(204)	(2,358)		(2,618)
Issuance of common stock under share-based payment plans	8	4	100			104
Balance January 28, 2011	1,354	$677	$11	$17,371	$53	$18,112
Comprehensive income:
Net earnings				1,839
Other comprehensive loss					(7)
Total comprehensive income						1,832
Tax effect of non-qualified stock options exercised and restricted stock vested			(8)			(8)
Cash dividends declared, $0.53 per share				(672)		(672)
Share-based payment expense			106			106
Repurchase of common stock	(120)	(60)	(193)	(2,686)		(2,939)
Issuance of common stock under share-based payment plans	7	4	98			102
Balance February 3, 2012	1,241	$621	$14	$15,852	$46	$16,533
Comprehensive income:
Net earnings				1,959
Other comprehensive income					6
Total comprehensive income						1,965
Tax effect of non-qualified stock options exercised and restricted stock vested			12			12
Cash dividends declared, $0.62 per share				(708)		(708)
Share-based payment expense			97			97
Repurchase of common stock	(147)	(74)	(440)	(3,879)		(4,393)
Issuance of common stock under share-based payment plans	16	8	343			351
Balance February 1, 2013	1,110	$555	$26	$13,224	$52	$13,857

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows

(In millions)	February 1, 2013	February 3, 2012	January 28, 2011
Fiscal years ended on

Cash flows from operating activities:
Net earnings	$1,959	$1,839	$2,010
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,623	1,579	1,684
Deferred income taxes	(140)	54	(133)
Loss on property and other assets – net	83	456	103
Loss on equity method investments	48	12	4
Share-based payment expense	100	107	115
Changes in operating assets and liabilities:
Merchandise inventory – net	(244)	(33)	(64)
Other operating assets	(87)	125	(146)
Accounts payable	303	(5)	60
Other operating liabilities	117	215	219
Net cash provided by operating activities	3,762	4,349	3,852

Cash flows from investing activities:
Purchases of investments	(1,444)	(1,433)	(2,605)
Proceeds from sale/maturity of investments	1,837	2,120	1,822
Capital expenditures	(1,211)	(1,829)	(1,329)
Contributions to equity method investments – net	(219)	(232)	(83)
Proceeds from sale of property and other long-term assets	130	52	25
Other – net	4	(115)	(14)
Net cash used in investing activities	(903)	(1,437)	(2,184)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	1,984	993	1,985
Repayment of long-term debt	(591)	(37)	(552)
Proceeds from issuance of common stock under share-based payment plans	349	100	104
Cash dividend payments	(704)	(647)	(571)
Repurchase of common stock	(4,393)	(2,937)	(2,618)
Other – net	22	(21)	1
Net cash used in financing activities	(3,333)	(2,549)	(1,651)

Effect of exchange rate changes on cash	1	(1)	3

Net (decrease)/increase in cash and cash equivalents	(473)	362	20
Cash and cash equivalents, beginning of year	1,014	652	632
Cash and cash equivalents, end of year	$541	$1,014	$652

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 1, 2013, FEBRUARY 3, 2012 AND JANUARY 28, 2011

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world's second-largest home improvement retailer and operated 1,754 stores in the United States, Canada and Mexico at February 1, 2013.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Fiscal years 2012 and 2010 each contained 52 weeks and fiscal year 2011 contained 53 weeks.  All references herein for the years 2012, 2011 and 2010 represent the fiscal years ended February 1, 2013, February 3, 2012, and January 28, 2011, respectively.

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

Investments - As of February 1, 2013, investments consisted primarily of municipal obligations, money market funds and municipal floating rate obligations.  The Company classifies as investments restricted balances primarily pledged as collateral for the Company’s extended protection plan program.  At February 3, 2012, investments also included restricted balances pledged as collateral for a portion of the Company’s casualty insurance and Installed Sales program liabilities.  Investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations, are classified as short-term investments.  The Company’s trading securities are also classified as short-term investments.  All other investments are classified as long-term.

Prior to the end of 2012, the Company maintained investment securities that were previously held in conjunction with certain employee benefit plans that are classified as trading securities.  These securities were carried at fair value with unrealized gains and losses included in SG&A expense.  All other investment securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in shareholders' equity.

Merchandise Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method of inventory accounting.  The cost of inventory also includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on management’s current knowledge with respect to inventory levels, sales trends and historical experience.  Management does not believe the Company’s merchandise inventories are subject to significant risk of obsolescence in the near term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions.  However, changes in consumer purchasing patterns could result in the need for additional reserves.  The Company also records an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  Changes in the estimated shrink reserve are made based on the timing and results of physical inventories.

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments or promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental and identifiable costs incurred by the Company to sell the vendor’s product.  Therefore, we treat these funds as a reduction in the cost of inventory as the amounts are accrued, and are recognized as a reduction of cost of sales when the inventory is sold.  Funds that are determined to be reimbursements of specific, incremental and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.  The Company develops accrual rates for vendor funds based on the provisions of the agreements in place.  Due to the complexity and diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Derivative Financial Instruments - The Company occasionally utilizes derivative financial instruments to manage certain business risks.  However, the amounts were not material to the Company’s consolidated financial statements in any of the years presented.  The Company does not use derivative financial instruments for trading purposes.

Credit Programs - The majority of the Company’s accounts receivable arises from sales of goods and services to commercial business customers.  The Company has an agreement with GE Capital Retail (GE) under which GE purchases at face value commercial business accounts receivable originated by the Company and services these accounts.  This agreement expires in December 2016, unless terminated sooner by the parties.  The Company accounts for these transfers as sales of the accounts receivable.  When the Company sells its commercial business accounts receivable, it retains certain interests in those receivables, including the funding of a loss reserve and its obligation related to GE’s ongoing servicing of the receivables sold.  Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, GE’s servicing costs and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

Total commercial business accounts receivable sold to GE were $1.9 billion in 2012, $1.8 billion in 2011 and $1.7 billion in 2010.  The Company recognized losses of $30 million in 2012 and $31 million in both 2011 and 2010 on these receivable sales as SG&A expense, which primarily relates to the fair value of the obligations incurred related to servicing costs that are remitted to GE monthly.  At February 1, 2013 and February 3, 2012, the fair value of the retained interests was determined based on the present value of expected future cash flows and was insignificant.

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

The total portfolio of receivables held by GE, including both receivables originated by GE from the Company’s proprietary credit cards and commercial business accounts receivable originated by the Company and sold to GE, approximated $6.5 billion at February 1, 2013, and $6.0 billion at February 3, 2012.

Property and Depreciation - Property is recorded at cost.  Costs associated with major additions are capitalized and depreciated.  Capital assets are expected to yield future benefits and have original useful lives which exceed one year.  The total cost of a capital asset generally includes all applicable sales taxes, delivery costs, installation costs and other appropriate costs incurred by the Company, including interest in the case of self-constructed assets.  Upon disposal, the cost of properties and related accumulated depreciation is removed from the accounts, with gains and losses reflected in SG&A expense in the consolidated statements of earnings.

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

The Company recorded long-lived asset impairment losses of $77 million during 2012, including $55 million for operating locations, $17 million for excess properties classified as held-for-use and $5 million, including costs to sell, for excess properties classified as held-for-sale.  The Company recorded impairment losses of $388 million in 2011, including $40 million for operating locations, $269 million for locations identified for closure, $78 million for excess properties classified as held-for-use and $1 million, including costs to sell, for excess properties classified as held-for-sale.  The Company recorded long-lived asset impairment of $71 million during 2010, including $36 million for operating locations,

$26 million for excess properties classified as held-for-use and $9 million, including costs to sell, for excess properties classified as held-for-sale.  Impairment losses are included in SG&A expense in the consolidated statements of earnings.  Fair value measurements associated with long-lived asset impairments are further described in Note 2 to the consolidated financial statements.

During 2011, the Company closed 27 underperforming stores across the United States.  These decisions were the result of the Company’s realignment of its store operations structure and its continued efforts to focus resources in a manner that would generate the greatest shareholder value.  Total impairment losses for locations identified for closure for 2011 relate to these store closings.

The net carrying amount of excess properties that do not meet the held-for-sale criteria is included in other assets (noncurrent) on the consolidated balance sheets and totaled $218 million and $286 million at February 1, 2013 and February 3, 2012, respectively.

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

Equity Method Investments - The Company’s investments in certain unconsolidated entities are accounted for under the equity method.  The balance of these investments is included in other assets (noncurrent) in the accompanying consolidated balance sheets.  The balance is increased to reflect the Company’s capital contributions and equity in earnings of the investees.  The balance is decreased to reflect its equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments.  Equity in earnings and losses of the investees has been immaterial and is included in SG&A expense.

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

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers.  As of February 1, 2013 and February 3, 2012, $665 million and $754 million, respectively, of the Company’s outstanding payment obligations had been placed on the accounts payable tracking system, and participating suppliers had financed $400 million and $431 million, respectively, of those payment obligations to participating financial institutions.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	February 1, 2013	February 3, 2012
Self-insurance liabilities	$316	$318
Accrued dividends	178	174
Accrued interest	136	126
Accrued property taxes	112	102
Sales tax liabilities	104	158
Other	664	655
Total	$1,510	$1,533

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

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured.  Outstanding surety bonds relating to self-insurance were $216 million and $214 million at February 1, 2013, and February 3, 2012, respectively.  The total self-insurance liability, including the current and non-current portions, was $899 million and $864 million at February 1, 2013 and February 3, 2012, respectively.

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

Revenue Recognition - The Company recognizes revenues, net of sales tax, when sales transactions occur and customers take possession of the merchandise.  A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Revenues from product installation services are recognized when the installation is completed.  Deferred revenues associated with amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed were $441 million and $430 million at February 1, 2013, and February 3, 2012, respectively.

Revenues from stored-value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed.  The liability associated with outstanding stored-value cards was $383 million and $371 million at February 1, 2013, and February 3, 2012, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets.The Company recognizes income from unredeemed stored-value cards at the point at which redemption becomes remote.  The Company’s stored-value cards have no expiration date or dormancy fees.  Therefore, to determine when redemption is remote, the Company analyzes an aging of the unredeemed cards based on the date of last stored-value card use.

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

(In millions)	2012	2011
Deferred revenue - extended protection plans, beginning of year	$704	$631
Additions to deferred revenue	251	264
Deferred revenue recognized	(240)	(191)
Deferred revenue - extended protection plans, end of year	$715	$704

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $95 million and $145 million at February 1, 2013 and February 3, 2012, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

(In millions)	2012	2011
Liability for extended protection plan claims, beginning of year	$21	$20
Accrual for claims incurred	102	90
Claim payments	(103)	(89)
Liability for extended protection plan claims, end of year	$20	$21

Cost of Sales and Selling, General and Administrative Expenses - The following lists the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative
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
▪ Advertising;
▪ Costs associated with delivery of products from stores and distribution centers to customers;
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

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $809 million, $803 million and $790 million in 2012, 2011 and 2010, respectively.

Shipping and Handling Costs - The Company includes shipping and handling costs relating to the delivery of products directly from vendors to customers by third parties in cost of sales.  Shipping and handling costs, which include third-party delivery costs, salaries, and vehicle operations expenses relating to the delivery of products from stores and distribution centers to customers, are classified as SG&A expense.  Shipping and handling costs included in SG&A expense were $457 million, $461 million and $431 million in 2012, 2011 and 2010, respectively.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to expense as incurred.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ equity.  Comprehensive income represents changes in shareholders' equity from non-owner sources and is comprised primarily of net earnings plus or minus unrealized gains or losses on available-for-sale securities, as well as foreign currency translation adjustments.  Net unrealized gains, net of tax, on available-for-sale securities classified in accumulated other comprehensive income on the consolidated balance sheets were insignificant at February 1, 2013 and February 3, 2012.  Net foreign currency translation gains, net of tax, classified in accumulated other comprehensive income were $51 million and $45 million at February 1, 2013 and February 3, 2012, respectively.  The reclassification adjustments for realized gains/losses included in net earnings were insignificant during 2012, 2011 and 2010.

Segment Information - The Company’s home improvement retail operations represent a single operating segment based on the way the Company manages its business.  Key operating decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s home improvement retail stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  The amounts of long-lived assets and net sales outside of the U.S. were not significant for any of the periods presented.

Reclassifications - Certain prior period amounts have been reclassified to conform to current classifications.  Certain amounts within the consolidated statements of cash flows have been reclassified, including the loss on equity method investments and contributions to equity method investments – net, which are now presented as separate line items.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of February 1, 2013 and February 3, 2012, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	February 1, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal obligations	$56	$-	$56	$-
Money market funds	49	49	-	-
Municipal floating rate obligations	14	-	14	-
Other	6	-	6	-
Total short-term investments	$125	$49	$76	$-

Available-for-sale securities:
Municipal floating rate obligations	$230	$-	$230	$-
Municipal obligations	41	-	41	-
Total long-term investments	$271	$-	$271	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	February 3, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal obligations	$79	$-	$79	$-
Money market funds	153	153	-	-
Municipal floating rate obligations	25	-	25	-
Other	2	2	-	-
Trading securities:
Mutual funds	27	27	-	-
Total short-term investments	$286	$182	$104	$-

Available-for-sale securities:
Municipal floating rate obligations	$363	$-	$363	$-
Municipal obligations	122	-	122	-
Other	19	-	19	-
Total long-term investments	$504	$-	$504	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the years ended February 1, 2013 and February 3, 2012, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During 2012, 12 operating locations experienced a triggering event and were evaluated for recoverability.  Five of the 12 operating locations were determined to be impaired due to a decline in recent cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $55 million.  The discounted cash flow model used to estimate the fair value of the impaired operating locations assumed average annual sales growth rates ranging from 2.0% to 4.0% over the remaining life of the locations and applied discount rates of approximately 6%.

The remaining seven operating locations that experienced a triggering event during 2012 were determined to be recoverable and therefore were not impaired.  For these seven locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets.  A 10% reduction in projected sales used to estimate future cash flows at the latest date these seven operating locations were evaluated for impairment would have resulted in the impairment of four of these locations and increased recognized impairment losses by $47 million.  We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

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

During 2012, the Company incurred total impairment charges of $21 million for 22 excess property locations.  A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by approximately $4 million.

The following tables present the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale. Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 1, 2013 and February 3, 2012.

Fair Value Measurements - Nonrecurring Basis

	February 1, 2013		February 3, 2012
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets held-for-use:
Operating locations	$19	$(55)	$16	$(40)
Locations identified for closure	-	-	72	(269)
Excess properties	33	(17)	117	(78)
Assets held-for-sale:
Excess properties	8	(4)	2	(1)
Total	$60	$(76)	$207	$(388)

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  The fair values of the Company’s unsecured notes classified as Level 1 were estimated using quoted market prices.  The fair values of the Company’s mortgage notes classified as Level 2 were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable risk-free borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	February 1, 2013		February 3, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Unsecured notes (Level 1)	8,627	9,860	7,189	8,250
Mortgage notes (Level 2)	19	22	20	24
Long-term debt (excluding capitalized lease obligations)	$8,646	$9,882	$7,209	$8,274

NOTE 3: Investments

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at February 1, 2013 and February 3, 2012 are as follows:

	February 1, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In millions)	Costs	Gains	Losses	Values
Municipal obligations	$56	$-	$-	$56
Money market funds	49	-	-	49
Municipal floating rate obligations	14	-	-	14
Other	6	-	-	6
Classified as short-term	125	-	-	125
Municipal floating rate obligations	230	-	-	230
Municipal obligations	40	1	-	41
Classified as long-term	270	1	-	271
Total	$395	$1	$-	$396

	February 3, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In millions)	Costs	Gains	Losses	Values
Municipal obligations	$79	$-	$-	$79
Money market funds	153	-	-	153
Municipal floating rate obligations	25	-	-	25
Other	2	-	-	2
Classified as short-term	259	-	-	259
Municipal floating rate obligations	363	-	-	363
Municipal obligations	120	2	-	122
Other	19	-	-	19
Classified as long-term	502	2	-	504
Total	$761	$2	$-	$763

The proceeds from sales of available-for-sale securities were $1.1 billion, $1.3 billion and $814 million for 2012, 2011 and 2010, respectively.  Gross realized gains and losses on the sale of available-for-sale securities were not significant for any of the periods presented.  The investments classified as long-term at February 1, 2013, will mature in one to 37 years, based on stated maturity dates.

The Company elected the fair value option for certain investments previously maintained in conjunction with certain employee benefit plans.  These investments were reported as trading securities, which were included in short-term investments, and were $27 million at February 3, 2012.  In 2012 the Company sold these investments for proceeds of $29 million and recognized gains of $2 million.  Net unrealized gains/losses for 2011 were not significant, and net unrealized gains for 2010 totaled $6 million.  Unrealized gains and losses on trading securities were included in SG&A expense.  Cash flows from purchases, sales and maturities of trading securities are included in cash flows from investing activities in the consolidated statements of cash flows based on the nature and purpose for which the securities were acquired.

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program.  At February 3, 2012, short-term and long-term investments also included restricted balances pledged as collateral for a portion of the Company’s casualty insurance liability.  Restricted balances included in short-term investments were $123 million at February 1, 2013 and $233 million at February 3, 2012.  Restricted balances included in long-term investments were $263 million at February 1, 2013 and $262 million at February 3, 2012.

NOTE 4: Property and Accumulated Depreciation

Property is summarized by major class in the following table:

	Estimated
	Depreciable	February 1, 2013	February 3, 2012
(In millions)	Lives, In Years
Cost:
Land	N/A	$6,986	$6,936
Buildings and building improvements	5-40	16,968	16,640
Equipment	3-15	9,780	9,835
Construction in progress	N/A	932	921
Total cost		34,666	34,332
Accumulated depreciation		(13,189)	(12,362)
Property, less accumulated depreciation		$21,477	$21,970

Included in net property are assets under capital lease of $706 million, less accumulated depreciation of $418 million, at February 1, 2013, and $654 million, less accumulated depreciation of $384 million, at February 3, 2012.  The related amortization expense for assets under capital lease is included in depreciation expense.

NOTE 5: Exit Activities

When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items.  During 2012, the Company relocated one store subject to an operating lease.  During 2011, the Company closed 13 stores subject to operating leases, which included one store that was relocated.

The Company recognizes a liability in connection with one-time employee termination benefits when the Company commits to an exit plan and communicates that plan to the affected employees.  During 2011, the Company announced the closing of 27 stores, which required the accrual of one-time termination benefits.

Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Changes to the accrual for exit activities for 2012 and 2011 are summarized as follows:

(In millions)	2012	2011
Accrual for exit activities, balance at beginning of period	$86	$12
Additions to the accrual - net	11	98
Cash payments	(22)	(24)
Accrual for exit activities, balance at end of period	$75	$86

Included in the accrual for exit activities for 2011 are charges associated with one-time employee termination benefits of $15 million.  There were no charges associated with one-time employee termination benefits for 2012.

 NOTE 6: Short-Term Borrowings and Lines of Credit

The Company has a $1.75 billion senior credit facility that expires in October 2016.  The senior credit facility supports the Company’s commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  The Company was in compliance with those covenants as of February 1, 2013.  Thirteen banking institutions are participating in the senior credit facility.  As of February 1, 2013 and February 3, 2012, there were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under the Company’s commercial paper program.

NOTE 7: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at February 1, 2013	February 1, 2013	February 3, 2012
Secured debt:1
Mortgage notes due through fiscal 2027	5.94%	$19	$20
Unsecured debt:
Notes due through fiscal 2017	3.88%	2,269	2,319
Notes due fiscal 2018-2022	3.77%	2,280	1,532
Notes due fiscal 2023-2027	7.34%	117	117
Notes due fiscal 2028-2032	6.66%	695	695
Notes due fiscal 2033-20372	6.06%	1,535	1,534
Notes due fiscal 2038-2042	5.11%	1,731	991
Capitalized lease obligations due through fiscal 2035		431	419
Total long-term debt		9,077	7,627
Less current maturities		(47)	(592)
Long-term debt, excluding current maturities		$9,030	$7,035

1	Real properties with an aggregate book value of $66 million were pledged as collateral at February 1, 2013, for secured debt.
2	Amount includes $100 million of notes issued in 1997 that may be put at the option of the holder on the 20th anniversary of the issue at par value. None of these notes are currently puttable.

Debt maturities, exclusive of unamortized original issue discounts and capitalized lease obligations, for the next five years and thereafter are as follows: 2013, $2 million; 2014, $2 million; 2015, $508 million; 2016, $1.0 billion; 2017, $751 million; thereafter, $6.4 billion.

The Company’s unsecured notes are issued under indentures that have generally similar terms and therefore have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which is expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at February 1, 2013.

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

In April 2012, the Company issued $2.0 billion of unsecured notes in three tranches: $500 million of 1.625% notes maturing in April 2017, $750 million of 3.12% notes maturing in April 2022 and $750 million of 4.65% notes maturing in April 2042.  The 2017, 2022 and 2042 notes were issued at discounts of approximately $2 million, $4 million and $10 million, respectively.  Interest on these notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2012.

The discounts associated with these issuances are included in long-term debt and are being amortized over the respective terms of the notes.

The indentures governing the notes issued in 2012, 2011 and 2010 contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs.  If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue, nor is the Company required to maintain financial ratios or specified levels of net worth or liquidity.  However, the indentures contain various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

NOTE 8: Shareholders' Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at February 1, 2013 and February 3, 2012, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($.50 par value) at February 1, 2013 and February 3, 2012.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On August 19, 2011, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration.  On February 1, 2013, the Company’s Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. The remaining prior authorization of $150 million was simultaneously terminated.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for 2012 and 2011 were as follows:

	2012		2011
(In millions)	Shares	Cost1	Shares	Cost1
Share repurchase program	145.7	$4,350	118.3	$2,900
Shares withheld from employees	1.5	43	1.5	39
Total share repurchases	147.2	$4,393	119.8	$2,939

1Reductions of $3.9 billion and $2.7 billion were recorded to retained earnings, after capital in excess of par value was depleted, for 2012 and 2011, respectively.

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

Share-based awards were authorized under the Incentive Plans for grant to key employees and non-employee directors for up to 169.0 million shares of common stock.  In addition, up to 70.0 million shares were authorized under the ESPP.

At February 1, 2013, there were 14.2 million shares remaining available for grant under the Incentive Plans and 29.2 million shares available under the ESPP.

The Company recognized share-based payment expense in SG&A expense in the consolidated statements of earnings totaling $100 million, $107 million and $115 million in 2012, 2011 and 2010, respectively.  The total associated income tax benefit recognized was $33 million, $32 million and $38 million in 2012, 2011 and 2010, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $95 million at February 1, 2013, of which $59 million will be recognized in 2013, $33 million in 2014 and $3 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.7 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical performance of the Company’s stock, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Weighted-average assumptions used:
Expected volatility	38.6%	39.9%	39.4%
Dividend yield	1.76%	1.39%	1.07%
Risk-free interest rate	0.75%	1.83%	2.02%
Expected term, in years	4.41	4.44	4.42

Weighted-average grant date fair value	$7.84	$7.93	$7.68

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $84 million, $8 million and $6 million in 2012, 2011 and 2010, respectively.

Transactions related to stock options for the year ended February 1, 2013 are summarized as follows:

		Weighted-Average	Weighted-Average	Aggregate
	Shares	Exercise Price	Remaining Term	Intrinsic Value
	(In thousands)	Per Share	(In years)	(In thousands)1
Outstanding at February 3, 2012	20,531	$26.38
Granted	2,863	28.27
Canceled, forfeited or expired	(3,891)	29.66
Exercised	(10,785)	25.53
Outstanding at February 1, 2013	8,718	$26.58	4.26	$104,470
Vested and expected to vest at
February 1, 20132	8,627	$26.56	4.24	$103,482
Exercisable at February 1, 2013	4,021	$26.36	2.83	$49,041

1	Options for which the exercise price exceeded the closing market price of a share of the Company’s common stock at February 1, 2013 are excluded from the calculation of aggregate intrinsic value.
2	Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three- to five-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $28.25, $25.29 and $23.88 in 2012, 2011, and 2010, respectively. The total fair value of restricted stock awards vested was approximately $118 million, $61 million and $37 million in 2012, 2011 and 2010, respectively.

Transactions related to restricted stock awards for the year ended February 1, 2013 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2012	9,444	$21.30
Granted	2,481	28.25
Vested	(4,146)	17.17
Canceled or forfeited	(645)	25.61
Nonvested at February 1, 2013	7,134	$25.72

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2012, 2011 and 2010, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $140,000 for both 2012 and 2011, and $115,000 in 2010.  During 2012, 54,000 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $26.36, $24.25 and $24.75 in 2012, 2011 and 2010, respectively. The total fair value of deferred stock units vested was $1 million in 2012, 2011 and 2010.  During 2011, 0.3 million fully vested deferred stock units were released as a result of termination of service. During 2012, an insignificant amount of fully vested deferred stock units were released. At February 1, 2013, there were 0.6 million deferred stock units outstanding, all of which were vested.

Performance Share Units

The Company has issued two types of Performance Share Units - those based on the achievement of targeted Company return on non-cash average assets (RONCAA) and those based on targeted Company improvement in brand differentiation.  Performance share units do not have dividend rights.  In general, upon the achievement of a minimum threshold, 50% to 150% of these awards vest at the end of a three-year service period from the date of grant based upon achievement of the performance goal specified in the performance share unit agreement.

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

RONCAA Awards

Performance share units issued based on the achievement of targeted RONCAA, which is considered a performance condition, are classified as equity awards and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  The weighted-

average grant-date fair value per unit for performance share units classified as equity awards granted in 2012 and 2011 was $26.60 and $25.13, respectively.  No performance share units were granted in 2010. No performance share units vested in 2012, 2011, or 2010.

Transactions related to performance share units classified as equity awards for the year ended February 1, 2013 are summarized as follows:

	Units (In thousands)1	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at February 3, 2012	424	$25.11
Granted	418	26.60
Canceled or forfeited	(112)	23.46
Nonvested at February 1, 2013	730	$25.42

Brand Differentiation Awards

Performance share units issued based on targeted Company improvement in brand differentiation, which is not considered a market, performance, or service related condition, are classified as liability awards and are measured at fair value at each reporting date.  The awards are valued at the market price of a share of the Company’s common stock at the end of each reporting period less the present value of dividends expected to be issued during the remaining requisite service period. The weighted-average grant-date fair value per unit of performance share units classified as liability awards granted in 2012 and 2011 was $26.60 and $25.45, respectively.  No performance share units were granted in 2010. No performance share units vested in 2012, 2011, or 2010.  The total liability for performance share units classified as liability awards at February 1, 2013 was $5 million.

Transactions related to performance share units classified as liability awards for the year ended February 1, 2013 are summarized as follows:

	Units (In thousands)1	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at February 3, 2012	194	$25.45
Granted	206	26.60
Canceled or forfeited	(41)	25.26
Nonvested at February 1, 2013	359	$25.42

¹ The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of February 1, 2013, the maximum number of units that could vest under the provisions of the agreements were 1.1 million for the RONCAA awards and 0.5 million units for the brand differentiation awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $27.84, $23.97 and $22.84 in 2012, 2011 and 2010, respectively. An insignificant amount of restricted stock units vested in 2012 , 2011 and 2010.

Transactions related to restricted stock units for the year ended February 1, 2013 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2012	202	$21.44
Granted	97	27.84
Vested	(50)	15.69
Canceled or forfeited	(43)	23.55
Nonvested at February 1, 2013	206	$25.40

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. During 2012, the Company issued 2.9 million shares of common stock and recognized $13 million of share-based payment expense pursuant to the plan.

NOTE 10: Employee Retirement Plans

The Company maintains a defined contribution retirement plan for its eligible employees (the 401(k) Plan).  Employees are eligible to participate in the 401(k) Plan six months (180 days prior to January 1, 2011) after their original date of service.  Eligible employees hired or rehired prior to November 1, 2012 were automatically enrolled in the 401(k) Plan at a 1% deferral rate, unless the employee elected otherwise.  Employees hired or rehired November 1, 2012 or later must make an active election to participate in the 401(k) Plan.  The Company makes contributions to the 401(k) Plan each payroll period, based upon a matching formula applied to employee deferrals (the Company match).  Plan participants are eligible to receive the Company match pursuant to the terms of the 401(k) Plan.  The Company match varies based on how much the employee elects to defer up to a maximum of 4.25% of eligible compensation.  The Company match is invested identically to employee contributions and is immediately vested.

The Company maintains a Benefit Restoration Plan to supplement benefits provided under the 401(k) Plan to participants whose benefits are restricted as a result of certain provisions of the Internal Revenue Code of 1986.  This plan provides for employee salary deferrals and employer contributions in the form of a Company match.

The Company maintains a non-qualified deferred compensation program called the Lowe’s Cash Deferral Plan.  This plan is designed to permit certain employees to defer receipt of portions of their compensation, thereby delaying taxation on the deferral amount and on subsequent earnings until the balance is distributed.  This plan does not provide for Company contributions.

The Company recognized expense associated with employee retirement plans of $151 million, $150 million and $154 million in 2012, 2011 and 2010, respectively.

NOTE 11: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	2.8	3.0
Other, net	(0.5)	(1.1)	(0.3)
Effective tax rate	37.6%	36.7%	37.7%

The components of the income tax provision are as follows:

(In millions)	2012	2011	2010
Current:
Federal	$1,162	$891	$1,171
State	155	124	188
Total current	1,317	1,015	1,359
Deferred:
Federal	(133)	50	(117)
State	(6)	2	(24)
Total deferred	(139)	52	(141)
Total income tax provision	$1,178	$1,067	$1,218

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	February 1, 2013	February 3, 2012
Deferred tax assets:
Self-insurance	$375	$316
Share-based payment expense	73	105
Deferred rent	80	80
Net operating losses	131	100
Other, net	113	121
Total deferred tax assets	772	722
Valuation allowance	(142)	(101)
Net deferred tax assets	630	621

Deferred tax liabilities:
Property	(783)	(903)
Other, net	(85)	(66)
Total deferred tax liabilities	(868)	(969)

Net deferred tax liability	$(238)	$(348)

The Company operates as a branch in various foreign jurisdictions and cumulatively has incurred net operating losses of $474 million and $379 million as of February 1, 2013, and February 3, 2012, respectively.  The net operating losses are subject to expiration in 2017 through 2032.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of foreign net deferred tax assets, the Company recorded cumulative valuation allowances of $142 million and $101 million at February 1, 2013, and February 3, 2012, respectively.

The Company has not provided for deferred income taxes on approximately $36 million of undistributed earnings of international subsidiaries because of its intention to indefinitely reinvest these earnings outside the U.S. It is not practicable to determine the income tax liability that would be payable on these earnings.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In millions)	2012	2011	2010
Unrecognized tax benefits, beginning of year	$146	$165	$154
Additions for tax positions of prior years	20	11	22
Reductions for tax positions of prior years	(3)	(19)	(19)
Additions based on tax positions related to the current year	-	19	9
Settlements	(100)	(30)	(1)
Unrecognized tax benefits, end of year	$63	$146	$165

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $4 million and $10 million as of February 1, 2013, and February 3, 2012, respectively.

During 2012, the Company recognized $27 million of interest income and an insignificant decrease in penalties related to uncertain tax positions.  As of February 1, 2013, the Company had $12 million of accrued interest and an insignificant amount of accrued penalties.  During 2011, the Company recognized $8 million of interest expense and an insignificant decrease in penalties related to uncertain tax positions.  As of February 3, 2012, the Company had $27 million of accrued interest and an insignificant amount of accrued penalties.  During 2010, the Company recognized $7 million of interest expense and an insignificant increase in penalties related to uncertain tax positions.

The Company is subject to examination by various foreign and domestic taxing authorities. During 2012, the Company reached a settlement with the IRS for the exam periods 2004 through 2007. The Company is working to resolve federal items identified under the previous audit cycles for fiscal years 2008 through 2011. However, the Company does not believe that these items, as well as the resultant state impact, will be determined within the next 12 months. It is reasonably possible that the Company will resolve $4 million in state related audit items, within the next 12 months. There are also ongoing U.S. state audits covering tax years 2004 to 2011. The Company’s Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2008 and 2009. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for 2012, 2011 and 2010:

(In millions, except per share data)	2012	2011	2010
Basic earnings per common share:
Net earnings	$1,959	$1,839	$2,010
Less: Net earnings allocable to participating securities	(14)	(15)	(17)
Net earnings allocable to common shares	$1,945	$1,824	$1,993
Weighted-average common shares outstanding	1,150	1,271	1,401
Basic earnings per common share	$1.69	$1.43	$1.42
Diluted earnings per common share:
Net earnings	$1,959	$1,839	$2,010
Less: Net earnings allocable to participating securities	(14)	(15)	(17)
Net earnings allocable to common shares	$1,945	$1,824	$1,993
Weighted-average common shares outstanding	1,150	1,271	1,401
Dilutive effect of non-participating share-based awards	2	2	2
Weighted-average common shares, as adjusted	1,152	1,273	1,403
Diluted earnings per common share	$1.69	$1.43	$1.42

Stock options to purchase 7.5 million, 18.2 million and 19.8 million shares of common stock for 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

The future minimum rental payments required under operating leases and capitalized lease obligations having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

		Capitalized
(In millions)	Operating	Lease
Fiscal Year	Leases	Obligations	Total
2013	$420	$79	$499
2014	412	76	488
2015	409	68	477
2016	406	56	462
2017	395	46	441
Later years	3,478	383	3,861
Total minimum lease payments	$5,520	$708	$6,228
Less amount representing interest		(289)
Present value of minimum lease payments		419
Less current maturities		(44)
Present value of minimum lease payments, less current maturities		$375

Rental expenses under operating leases were $409 million, $410 million and $402 million in 2012, 2011 and 2010, respectively, and were recognized in SG&A expense.  Excluded from these amounts are rental expenses associated with closed locations which were recognized as exit costs in the period of closure.

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

As of February 1, 2013, the Company had non-cancelable commitments of $945 million related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2013, $477 million; 2014, $226 million; 2015, $223 million; 2016, $10 million; 2017, $9 million.

At February 1, 2013, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $74 million. The majority of the Company’s letters of credit were issued for insurance and construction contracts.

NOTE 15: Related Parties

A brother-in-law of the Company’s Chief Customer Officer is a senior officer and shareholder of a vendor that provides millwork and other building products to the Company.  The Company purchased products from this vendor in the amount of $78 million in 2012 and $82 million in both 2011 and 2010.  Amounts payable to this vendor were insignificant at February 1, 2013 and February 3, 2012.

NOTE 16: Other Information

Net interest expense is comprised of the following:

(In millions)	2012	2011	2010
Long-term debt	$418	$341	$312
Capitalized lease obligations	37	38	35
Interest income	(9)	(12)	(12)
Interest capitalized	(4)	(10)	(14)
Interest on tax uncertainties	(27)	8	7
Other	8	6	4
Interest - net	$423	$371	$332

Supplemental disclosures of cash flow information:

(In millions)	2012	2011	2010
Cash paid for interest, net of amount capitalized	$444	$361	$319
Cash paid for income taxes, net	$1,404	$914	$1,590
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$101	$202	$56
Cash dividends declared but not paid	$178	$174	$148

Sales by product category:

	2012		2011 1		2010 1
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Plumbing	$5,448	11%	$5,400	11%	$5,146	11%
Appliances	5,210	10	5,341	11	5,392	11
Tools & Outdoor Power Equipment	4,967	10	4,749	9	4,563	9
Lawn & Garden	4,390	9	4,411	9	4,363	9
Fashion Electrical	4,049	8	4,034	8	3,744	8
Lumber	3,448	7	3,256	6	3,205	6
Seasonal Living	3,332	7	3,239	6	3,137	6
Paint	3,306	6	3,219	6	3,068	6
Home Fashions, Storage & Cleaning	3,026	6	2,997	6	2,891	6
Flooring	2,857	6	2,857	6	2,771	6
Millwork	2,791	5	2,897	6	3,067	6
Building Materials	2,790	5	3,040	6	2,760	6
Hardware	2,702	5	2,691	5	2,561	5
Cabinets & Countertops	1,817	4	1,810	4	1,810	4
Other	388	1	267	1	337	1
Totals	$50,521	100%	$50,208	100%	$48,815	100%

1 Certain prior period amounts have been reclassified to conform to current product category classifications.

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2012 and 2011:

	2012
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$13,153	$14,249	$12,073	$11,046
Gross margin	4,564	4,834	4,143	3,785
Net earnings	527	747	396	288
Basic earnings per common share	0.43	0.64	0.35	0.26
Diluted earnings per common share	$0.43	$0.64	$0.35	$0.26

	2011
(In millions, except per share data)	First	Second	Third	Fourth 1
Net sales	$12,185	$14,543	$11,852	$11,629
Gross margin	4,319	5,016	4,037	3,979
Net earnings	461	830	225	322
Basic earnings per common share	0.35	0.65	0.18	0.26
Diluted earnings per common share	$0.34	$0.64	$0.18	$0.26

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 1, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Proposal One: Election of Directors,” “Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees,” “Information about the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive Proxy Statement which will be filed pursuant to Regulation 14A, with the SEC within 120 days after the fiscal year ended February 1, 2013 (the Proxy Statement).  The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers and Certain Significant Employees of the Registrant.”

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Companies, Inc. and Subsidiaries Code of Business Conduct and Ethics (the Code). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner.  The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints.  A full text of the Code can be found at www.Lowes.com, under the “About Lowe’s,” “Investors” and “Governance - Code of Ethics” captions.  You can also obtain a copy of the complete Code by contacting Investor Relations at 1-800-813-7613.

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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Related-Party Transactions” and “Information about the Board of Directors and Committees of the Board – Director Independence” included in the Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Information required by this item is furnished by incorporation by reference to all information under the caption entitled, “Audit Matters – Fees Paid to the Independent Registered Public Accounting Firm” included in the Proxy Statement.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a) 1. Financial Statements
See the following items and page numbers appearing in Item 8 of this Annual Report on Form 10-K:

Page(s)
Reports of Independent Registered Public Accounting Firm	36-37

Consolidated Statements of Earnings for each of the three fiscal years in the period ended February 1, 2013	38

Consolidated Statements of Comprehensive Income for each of the three fiscal years in the period ended February 1, 2013	38

Consolidated Balance Sheets at February 1, 2013 and February 3, 2012	39

Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended February 1, 2013	40

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 1, 2013	41

Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended February 1, 2013	42-65

  2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 1, 2013:
Reserve for loss on obsolete inventory	$47	$10	(1)	$-		$57
Reserve for inventory shrinkage	141	316		(315)	(2)	142
Reserve for sales returns	56	3	(3)	-		59
Deferred tax valuation allowance	101	41	(4)	-		142
Self-insurance liabilities	864	1,164		(1,129)	(5)	899
Reserve for exit activities	86	11		(22)	(6)	75

February 3, 2012:
Reserve for loss on obsolete inventory	$39	$8	(1)	$-		$47
Reserve for inventory shrinkage	127	308		(294)	(2)	141
Reserve for sales returns	52	4	(3)	-		56
Deferred tax valuation allowance	99	2	(4)	-		101
Self-insurance liabilities	835	1,126		(1,097)	(5)	864
Reserve for exit activities	12	98		(24)	(6)	86

January 28, 2011:
Reserve for loss on obsolete inventory	$49	$-		$(10)	(1)	$39
Reserve for inventory shrinkage	138	292		(303)	(2)	127
Reserve for sales returns	51	1	(3)	-		52
Deferred tax valuation allowance	65	34	(4)	-		99
Self-insurance liabilities	792	1,083		(1,040)	(5)	835
Reserve for exit activities	5	10		(3)	(6)	12

(1): Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.
(2): Represents the actual inventory shrinkage experienced at the time of physical inventories.
(3): Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of anticipated merchandise returns.
(4): Represents an increase in the required reserve based on the Company’s evaluation of deferred tax assets.
(5): Represents claim payments for self-insured claims.
(6): Represents lease payments and adjustments, net of sublease income, and payments for one-time employee termination benefits.

3.	Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	August 27, 2012

4.1	Indenture, dated as of April 15, 1992, between the Company and The Bank of New York, as successor trustee.	S-3	033-47269	4.1	April 16, 1992

4.2	Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.3	Form of the Company's 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.4	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.5	Form of the Company's 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.6	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York, as trustee, including as an exhibit thereto a form of the Company's 5.0% Notes maturing in October 2015 and the Company's 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.7	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 5.4% Notes maturing in October 2016 and the Company's 5.8% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.8	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 6.1% Notes maturing in September 2017 and the Company's 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.9	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 4.625% Notes maturing in April 2020 and the Company's 5.8% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.10	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company's 2.125% Notes maturing in April 2016 and the Company's 3.75% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.11	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company’s 3.8% Notes maturing in November 2021 and the Company’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.12	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including as an exhibit thereto a form of the Company’s 1.625% Notes maturing in April 2017, the Company’s 3.12% Notes maturing in April 2022, and the Company's 4.65% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.13	Second Amended and Restated Credit Agreement, dated as of October 25, 2011.	8-K	001-07898	10.1	October 28, 2011

10.1	Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994. *	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994. *	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe's Companies Employee Stock Purchase Plan - Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.4	Lowe's Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.5	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.6	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe's Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.7	Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.8	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-K	001-07898	10.10	March 29, 2011

10.9	Amendment No. 2 to the Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-K	001-07898	10.11	March 29, 2011

10.10	Amendment No. 3 to the Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.1	December 1, 2011

10.11	Amendment No. 4 to the Lowe's Companies Benefit Restoration Plan, as amended and restated effective January 1, 2008. *	10-Q	001-07898	10.1	September 4, 2012

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.12	Form of the Company's Management Continuity Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.2	September 4, 2012

10.13	Form of the Company's Management Continuity Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.2	September 3, 2008

10.14	Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.15	Amendment No. 1 to the Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.16	Amendment No. 2 to the Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.17	Lowe's Companies, Inc. Amended and Restated Directors' Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.18	Form of Lowe's Companies, Inc. Deferred Stock Unit Agreement for Directors.*	8-K	001-07898	10.2	June 3, 2005

10.19	Form of Lowe's Companies, Inc. Restricted Stock Award Agreement.*	10-Q	001-07898	10.1	September 1, 2005

10.20	Form of Lowe's Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	May 31, 2011

10.21	Lowe's Companies, Inc. 2011 Annual Incentive Plan.*	DEF 14A	001-07898	Appendix B	April 11, 2011

10.22	Lowe's Companies, Inc. 2006 Long-Term Incentive Plan.*	DEF 14A	001-07898	Appendix B	April 10, 2009

10.23	Form of Lowe’s Companies, Inc. 2006 Long-Term Incentive Plan Non-Qualified Stock Option Agreement.*	10-K	001-07898	10.24	March 29, 2011

10.24	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program.*	10-K	001-07898	10.25	March 29, 2011

10.25	Amendment No. 2 to the Lowe's Companies, Inc. Deferred Compensation Program.*	10-K	001-07898	10.22	March 31, 2009

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges. ‡

21	List of Subsidiaries. ‡

23	Consent of Deloitte & Touche LLP. ‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Restated Lowe's Companies, Inc. 401(k) Plan.*‡

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 1, 2013	By: /s/ Robert A. Niblock
Date	Robert A. Niblock
Chairman of the Board, President and Chief Executive Officer

April 1, 2013	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr.
Chief Financial Officer

April 1, 2013	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield
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

/s/ Robert A. Niblock	Chairman of the Board, President, Chief Executive Officer and Director	April 1, 2013
Robert A. Niblock		Date
/s/ Raul Alvarez	Director	April 1, 2013
Raul Alvarez		Date

/s/ David W. Bernauer	Director	April 1, 2013
David W. Bernauer		Date

/s/ Leonard L. Berry	Director	April 1, 2013
Leonard L. Berry		Date

/s/ Peter C. Browning	Director	April 1, 2013
Peter C. Browning		Date

/s/ Richard W. Dreiling	Director	April 1, 2013
Richard W. Dreiling		Date

/s/ Dawn E. Hudson	Director	April 1, 2013
Dawn E. Hudson		Date

/s/ Robert L. Johnson	Director	April 1, 2013
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	April 1, 2013
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	April 1, 2013
Richard K. Lochridge		Date

/s/ Eric C. Wiseman	Director	April 1, 2013
Eric C. Wiseman		Date