Form 10-Q
period 2013-05-03
LOWES COMPANIES INC
filed 2013-06-04
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 31, 2013
Common Stock, $.50 par value	1,072,416,632

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 3, 2013	May 4, 2012	February 1, 2013
Assets

Current assets:
Cash and cash equivalents		$1,081	$3,072	$541
Short-term investments		118	161	125
Merchandise inventory - net		10,274	9,786	8,600
Deferred income taxes - net		228	279	217
Other current assets		313	330	301

Total current assets		12,014	13,628	9,784

Property, less accumulated depreciation		21,257	21,821	21,477
Long-term investments		272	710	271
Other assets		1,188	1,049	1,134

Total assets		$34,731	$37,208	$32,666

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$47	$593	$47
Accounts payable		7,041	6,977	4,657
Accrued compensation and employee benefits		467	492	670
Deferred revenue		1,008	881	824
Other current liabilities		1,876	2,053	1,510

Total current liabilities		10,439	10,996	7,708

Long-term debt, excluding current maturities		9,026	9,018	9,030
Deferred income taxes - net		440	412	455
Deferred revenue - extended protection plans		717	716	715
Other liabilities		857	863	901

Total liabilities		21,479	22,005	18,809

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
May 3, 2013	1,088
May 4, 2012	1,187
February 1, 2013	1,110	544	594	555
Capital in excess of par value		38	-	26
Retained earnings		12,618	14,557	13,224
Accumulated other comprehensive income		52	52	52

Total shareholders' equity		13,252	15,203	13,857

Total liabilities and shareholders' equity		$34,731	$37,208	$32,666

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data
	Three Months Ended
	May 3, 2013		May 4, 2012
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$13,088	100.00	$13,153	100.00

Cost of sales	8,533	65.20	8,589	65.30

Gross margin	4,555	34.80	4,564	34.70

Expenses:

Selling, general and administrative	3,222	24.62	3,241	24.65

Depreciation	352	2.69	370	2.81

Interest - net	113	0.86	103	0.78

Total expenses	3,687	28.17	3,714	28.24

Pre-tax earnings	868	6.63	850	6.46

Income tax provision	328	2.50	323	2.45

Net earnings	$540	4.13	$527	4.01

Weighted average common shares outstanding - basic	1,088		1,206

Basic earnings per common share	$0.49		$0.43

Weighted average common shares outstanding - diluted	1,090		1,208

Diluted earnings per common share	$0.49		$0.43

Cash dividends per share	$0.16		$0.14

Retained Earnings
Balance at beginning of period	$13,224		$15,852
Net earnings	540		527
Cash dividends	(174)		(165)
Share repurchases	(972)		(1,657)
Balance at end of period	$12,618		$14,557

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data
	Three Months Ended
	May 3, 2013		May 4, 2012
	Amount	Percent	Amount	Percent
Net earnings	$540	4.13	$527	4.01

Foreign currency translation adjustments - net of tax	-	-	6	0.05

Net unrealized investment gains - net of tax	-	-	-	-

Other comprehensive income	-	-	6	0.05

Comprehensive income	$540	4.13	$533	4.06

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 3, 2013	May 4, 2012
Cash flows from operating activities:
Net earnings	$540	$527
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	376	396
Deferred income taxes	(26)	(230)
Loss on property and other assets - net	5	19
Loss on equity method investments	15	15
Share-based payment expense	18	25
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,674)	(1,432)
Other operating assets	(5)	(65)
Accounts payable	2,381	2,625
Other operating liabilities	362	587
Net cash provided by operating activities	1,992	2,467

Cash flows from investing activities:
Purchases of investments	(84)	(708)
Proceeds from sale/maturity of investments	89	627
Capital expenditures	(196)	(337)
Contributions to equity method investments - net	(73)	(70)
Proceeds from sale of property and other long-term assets	6	29
Other - net	(5)	(11)
Net cash used in investing activities	(263)	(470)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	1,984
Repayment of long-term debt	(11)	(10)
Proceeds from issuance of common stock under share-based payment plans	40	53
Cash dividend payments	(178)	(174)
Repurchase of common stock	(1,046)	(1,789)
Other - net	5	(4)
Net cash (used in) provided by financing activities	(1,190)	60

Effect of exchange rate changes on cash	1	1

Net increase in cash and cash equivalents	540	2,058
Cash and cash equivalents, beginning of period	541	1,014
Cash and cash equivalents, end of period	$1,081	$3,072

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 3, 2013, and May 4, 2012, and the results of operations, comprehensive income and cash flows for the three months ended May 3, 2013, and May 4, 2012.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 1, 2013 (the Annual Report).  The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of May 3, 2013, May 4, 2012, and February 1, 2013, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	May 3, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal obligations	$52	$-	$52	$-
Money market funds	51	51	-	-
Municipal floating rate obligations	15	-	15	-
Total short-term investments	$118	$51	$67	$-
Available-for-sale securities:
Municipal floating rate obligations	$231	$-	$231	$-
Municipal obligations	41	-	41	-
Total long-term investments	$272	$-	$272	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	May 4, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal obligations	$58	$-	$58	$-
Money market funds	33	33	-	-
Municipal floating rate obligations	35	-	35	-
Other	8	8	-	-
Trading securities:
Mutual funds	27	27	-	-
Total short-term investments	$161	$68	$93	$-
Available-for-sale securities:
Municipal floating rate obligations	$621	$-	$621	$-
Municipal obligations	89	-	89	-
Total long-term investments	$710	$-	$710	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	February 1, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal obligations	$56	$-	$56	$-
Money market funds	49	49	-	-
Municipal floating rate obligations	14	-	14	-
Other	6	-	6	-
Total short-term investments	$125	$49	$76	$-
Available-for-sale securities:
Municipal floating rate obligations	$230	$-	$230	$-
Municipal obligations	41	-	41	-
Total long-term investments	$271	$-	$271	$-

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 3, 2013 and May 4, 2012, the Company had no significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	May 3, 2013		May 4, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Unsecured notes (Level 1)	$8,628	$10,089	$9,174	$10,340
Mortgage notes (Level 2)	18	22	20	24
Long-term debt (excluding capitalized lease obligations)	$8,646	$10,111	$9,194	$10,364

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program.  Restricted balances included in short-term investments were $116 million at May 3, 2013, $109 million at May 4, 2012, and $123 million at February 1, 2013.  Restricted balances included in long-term investments were $265 million at May 3, 2013, $292 million at May 4, 2012, and $263 million at February 1, 2013.

Note 4: Property - Property is shown net of accumulated depreciation of $13.4 billion at May 3, 2013, $12.7 billion at May 4, 2012, and $13.2 billion at February 1, 2013.

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

	Three Months Ended
(In millions)	May 3, 2013	May 4, 2012
Deferred revenue - extended protection plans, beginning of period	$715	$704
Additions to deferred revenue	70	66
Deferred revenue recognized	(68)	(54)
Deferred revenue - extended protection plans, end of period	$717	$716

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $83 million at May 3, 2013, $133 million at May 4, 2012, and $95 million at February 1, 2013.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended
(In millions)	May 3, 2013	May 4, 2012
Liability for extended protection plan claims, beginning of period	$20	$21
Accrual for claims incurred	27	17
Claim payments	(27)	(16)
Liability for extended protection plan claims, end of period	$20	$22

Note 6: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  The current $5.0 billion share repurchase program, authorized by the Company’s Board of Directors on February 1, 2013, has no expiration and at May 3, 2013, the Company had remaining authorization under the share repurchase program of $4.0 billion.

In February 2013, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock.  At inception, pursuant to the agreement, the Company paid $1.0 billion to the financial institution, using cash on hand, and took delivery of 85% of the shares, or 23.2 million shares.  On the date of purchase, the par value of the 23.2 million shares was $12 million and was recorded as a reduction to common stock with the remaining $988 million recorded as a reduction to capital in excess of par value and retained earnings.

Under the terms of the ASR Agreement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution at the settlement date of the contract.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.  Subsequent to the end of the first quarter of fiscal 2013, on May 23, 2013, the Company finalized the transaction for an additional 2.8 million shares.  The par value of these shares was recorded as a reduction to common stock with the offsetting impact recorded to capital in excess of par value.  The final number of shares upon settlement of the agreement was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement.

The ASR agreement was accounted for as a treasury stock transaction and a forward stock purchase contract.  The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.  The forward stock purchase contract was considered indexed to the Company’s own stock and was classified as an equity instrument under accounting guidance applicable to contracts in an entity’s own equity.

Also in the first quarter of fiscal 2013, the Company repurchased 0.3 million additional shares of its common stock for $10 million through the open market.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three months ended May 3, 2013, and May 4, 2012 were as follows:

	Three Months Ended
	May 3, 2013		May 4, 2012
(In millions)	Shares	Cost 1	Shares	Cost 1
Share repurchase program	23.5	$1,010	58.0	$1,750
Shares withheld from employees	0.9	36	1.3	39
Total share repurchases	24.4	$1,046	59.3	$1,789

1 Reductions of $972 million and $1.7 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended May 3, 2013 and May 4, 2012, respectively.

Note 7: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  At May 3, 2013, the Company had unrecognized tax benefits of $64 million.  The Company is working to resolve federal items for fiscal years 2008 through 2011 identified under a previous audit cycle.  However, the Company does not believe that these items, as well as the resultant state impact, will be determined within the next 12 months.  It is reasonably possible that the Company will resolve $7 million in state related audit items, within the next 12 months.  There are also ongoing U.S. state audits covering tax years 2004 through 2011.  The Company’s Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2008 and 2009.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 8: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method.  Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.  The Company’s participating securities consist of share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three months ended May 3, 2013, and May 4, 2012.

	Three Months Ended
(In millions, except per share data)	May 3, 2013	May 4, 2012
Basic earnings per common share:
Net earnings	$540	$527
Less: Net earnings allocable to participating securities	(3)	(3)
Net earnings allocable to common shares	$537	$524
Weighted-average common shares outstanding	1,088	1,206
Basic earnings per common share	$0.49	$0.43
Diluted earnings per common share:
Net earnings	$540	$527
Less: Net earnings allocable to participating securities	(3)	(3)
Net earnings allocable to common shares	$537	$524
Weighted-average common shares outstanding	1,088	1,206
Dilutive effect of non-participating share-based awards	2	2
Weighted-average common shares, as adjusted	1,090	1,208
Diluted earnings per common share	$0.49	$0.43

Stock options to purchase 1.5 million and 7.9 million shares of common stock for the three months ended May 3, 2013, and May 4, 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 3, 2013	May 4, 2012
Long-term debt	$103	$97
Capitalized lease obligations	9	9
Interest income	(1)	(2)
Interest capitalized	(1)	(1)
Interest on tax uncertainties	-	(3)
Other	3	3
Interest - net	$113	$103

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 3, 2013	May 4, 2012
Cash paid for interest, net of amount capitalized	$193	$177
Cash paid for income taxes, net	$137	$76
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$10	$8
Cash dividends declared but not paid	$174	$165

Note 10: Recent Accounting Pronouncements - In February 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI).  Under the new guidance, entities are required to either: (i) present parenthetically significant reclassifications made into net income on the face of the financial statement where net income is presented or (ii) disclose in the notes to the financial statements significant amounts reclassified out of AOCI and the net income statement line item affected.  In addition, entities are required to disaggregate the total change in each component of AOCI by separately disclosing reclassification adjustments and current period other comprehensive income.  The guidance was effective for interim and annual periods beginning after December 15, 2012.  The adoption of the guidance by the Company did not have a material impact on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 3, 2013 and May 4, 2012, and the related consolidated statements of current and retained earnings, comprehensive income, and cash flows for the fiscal three-month periods ended May 3, 2013 and May 4, 2012. These consolidated interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 1, 2013, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of February 1, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 4, 2013

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 3, 2013, and May 4, 2012.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2012.  This discussion and analysis is presented in seven sections:

•	Executive Overview
•	Operations
•	Lowe’s Business Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net earnings for the first quarter of 2013 increased 2.5% to $540 million, and diluted earnings per share increased 14.0% to $0.49.  Net sales for the first quarter of 2013 decreased 0.5% to $13.1 billion.  Comparable sales decreased 0.7% driven by a 3.7% decrease in comparable transactions, partially offset by a 3.1% increase in comparable average ticket.  Sales during the quarter were negatively impacted by the colder, wetter weather experienced throughout the northeast, southeast, midwest and plains states, compared to the prior year which experienced better than average weather.  Although we were well-prepared and coordinated for the spring selling season with seasonal inventories built earlier and deeper in our stores, seasonal categories, such as Lawn & Garden and Seasonal Living fell short of expectations. With our indoor products accounting for approximately two-thirds of our first quarter business, comparable sales for indoor categories increased approximately 3% while comparable sales for outdoor categories decreased approximately 7%.  In addition, during the quarter, we continued to experience strength in our Pro Services business which outperformed the company average.

The upper northwest and California delivered the strongest performance in the quarter, but we also experienced strength along the Texas Gulf Coast and Florida.  While the weather was more favorable in these regions of the country, the housing recovery also created solid demand in these markets.  In the northeast, the negative impact of the weather was partially offset by the continued benefit from Hurricane Sandy recovery efforts which aided first quarter comparable sales by approximately 45 basis points.

We continue to deliver on our commitment to return excess cash to shareholders, aided by strong operating cash flows of $2.0 billion in the first quarter.  During the first quarter of 2013, we paid $178 million in dividends and repurchased approximately 23.5 million shares of common stock totaling $1.0 billion through our share repurchase program.

In addition, we continue to focus on our key initiatives:  Value Improvement, Product Differentiation, and Store Labor Investment.  The Value Improvement Program remains our most important 2013 initiative.  The goal is to enhance line designs and maintain better in-stock positions, as well as to simplify deal structures that allow us to offer competitive prices every day.  At the end of the first quarter of 2013, we completed resets representing over half of our business, with the remainder of the initial round of resets expected to be completed during 2013.  We are also leveraging compelling displays and enhanced merchandising flexibility from our Product Differentiation program.  Through Product Differentiation, stores that have completed resets have end caps that now focus on highly innovative products and significant values and showcase private and national brands.  In addition, we have revamped the promotional spaces to better promote seasonally relevant, high value items to drive sales and improve the shopping experience.

In addition, during the quarter, we added an average of 150 hours per week to the staffing model for nearly two-thirds of our stores, apart from our normal seasonal staffing increase, to provide more customer-facing hours during peak weekday times.  While initially we have experienced payroll deleverage with the addition of these hours, as these employees progress up the learning curve, we expect these hours to contribute to future sales growth.

From an economic perspective, the housing market continues to show improvement; however, growth in other key indicators, particularly employment, slowed in the first quarter.  As such, we expect growth to remain modest through mid-year as consumers adjust to higher taxes and the fiscal drag intensifies.  However, we expect that the lagged effects of recent gains in housing will benefit home improvement demand as the year progresses.  The macroeconomic transition from recovery to sustainable expansion, together with our initiatives and improving operational collaboration, give us confidence in our Business Outlook for 2013 included herein.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 3, 2013	May 4, 2012	2013 vs. 2012	2013 vs. 2012
Net sales	100.00%	100.00%	N/A	(0.5)%
Gross margin	34.80	34.70	10	(0.2)
Expenses:
Selling, general and administrative	24.62	24.65	(3)	(0.6)
Depreciation	2.69	2.81	(12)	(4.7)
Interest - net	0.86	0.78	8	10.0
Total expenses	28.17	28.24	(7)	(0.8)
Pre-tax earnings	6.63	6.46	17	2.2
Income tax provision	2.50	2.45	5	1.8
Net earnings	4.13%	4.01%	12	2.4%
EBIT margin 1	7.49%	7.24%	25	3.0%

	Three Months Ended
Other Metrics	May 3, 2013		May 4, 2012
Comparable sales (decrease)/increase 2	(0.7	) %	2.6%
Total customer transactions (in millions)	201		208
Average ticket 3	$64.99		$63.09
At end of period:
Number of stores	1,755		1,747
Sales floor square feet (in millions)	197		197
Average store size selling square feet (in thousands) 4	113		113
Return on invested capital 5	9.5%		9.0%

1	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
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

3	Average ticket is defined as net sales divided by the total number of customer transactions.
4	Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
5	Return on invested capital is a non-GAAP financial measure. See below for additional information.

Return on Invested Capital

Return on Invested Capital (ROIC) is a non-GAAP financial measure.  We believe ROIC is a meaningful metric for investors because it measures how effectively the Company uses capital to generate profits.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	May 3, 2013	May 4, 2012
Numerator 1
Net earnings	$1,972	$1,905
Plus:
Interest expense - net	433	386
Provision for income taxes	1,183	1,111
Earnings before interest and taxes	3,588	3,402
Less:
Income tax adjustment 2	1,346	1,253
Net operating profit after tax	$2,242	$2,149

Effective tax rate	37.5%	36.8%
Denominator
Average debt and equity 3	$23,554	$23,966
Return on invested capital	9.5%	9.0%

Calculation of Return on Average Debt and Equity
Numerator 1
Net earnings	$1,972	$1,905
Denominator
Average debt and equity 3	$23,554	$23,966
Return on average debt and equity	8.4%	7.9%

1 Amounts used in the calculation of the numerator are based on the trailing four quarters.
2 Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.
3 Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales decreased 0.5% to $13.1 billion in the first quarter of 2013.  Comparable sales decreased 0.7% over the same period, primarily driven by a 3.7% decrease in comparable customer transactions, offset by a 3.1% increase in comparable average ticket.

Sales during the first quarter were negatively impacted by unfavorable weather conditions due to a cold, wet spring in the current year compared to an early spring experienced in the prior year.  Over the course of the quarter, comparable sales decreased 0.6% and 9.8% in February and March, respectively, but recovered in April with an increase of 10.3% as spring began to reach most of the country.  Geographically, the upper northwest of the U.S., Texas Gulf Coast and Florida, delivered stronger results during the quarter as weather trends were more normalized and housing recovery trends generated solid demand.  The impact of the unseasonable weather was further demonstrated in product categories as comparable sales for indoor categories increased approximately 3% while comparable sales for outdoor categories decreased approximately 7%.  However, sales in areas of the northeast U.S. continued to benefit from Super Storm Sandy recovery efforts.

The negative impact of the weather was partially offset by positive results from our strategic initiatives, including Value Improvement and Product Differentiation, as well as inflation and our proprietary credit value proposition, which offers customers the choice of 5% off every day or promotional financing.

During the quarter, we experienced comparable sales increases above the company average in the following categories:  Plumbing; Kitchens & Appliances; Flooring; Home Fashions, Storage, & Cleaning; Lumber & Building Materials; Hardware; and Fashion Electrical.  Many of these products benefited from improved line designs and deeper inventory in key items after having completed their Value Improvement resets, along with strength in these products associated with our Pro Services business.  The Kitchen & Appliances category was also aided by effective promotions during the quarter.

Comparable sales were below the company average in Lawn & Garden, Seasonal Living, and Tools & Outdoor Power Equipment due to the delayed spring selling season.

Gross Margin – For the first quarter of 2013, gross margin increased 10 basis points as a percentage of sales. Gross margin was positively impacted 25 basis points by Value Improvement, offset by our proprietary credit value proposition driven by higher sales penetration of our proprietary credit program.

SG&A – For the first quarter of 2013, SG&A expense leveraged three basis points as a percentage of sales compared to the first quarter of 2012.  This was primarily driven by leverage of 31 basis points associated with casualty insurance as a result of a favorable actuarial adjustment recorded during the quarter due to improved claim closure rates.  Additionally, we experienced leverage of 19 basis points associated with incentive compensation, due to lower attainment levels compared to the prior year.  This was offset by 30 basis points of deleverage in operating salaries resulting from the Company’s store labor investment  to provide for additional staffing during peak weekday selling times.  Higher store repair and reset expenses also resulted in nine and five basis points of deleverage, respectively.

Depreciation – Depreciation expense leveraged 12 basis points for the first quarter of 2013 compared to the prior year due to a lower asset base.  Property, less accumulated depreciation, decreased to $21.3 billion at May 3, 2013 compared to $21.8 billion at May 4, 2012.  As of May 3, 2013 and May 4, 2012, we owned 89% of our stores, which included stores on leased land.

Interest – Net – Interest expense was $113 million and deleveraged eight basis points as a percentage of sales for the first quarter compared to the prior year primarily due to the issuance of $2 billion of unsecured notes in April 2012.

Income Tax Provision – Our effective income tax rates were 37.8% and 38.0% for the first quarters of 2013 and 2012, respectively. Our effective income tax rate was 37.6% for fiscal 2012.

LOWE’S BUSINESS OUTLOOK

As of May 22, 2013, the date of our first quarter 2013 earnings release, our fiscal year 2013 guidance expected total sales to increase approximately 4% and comparable sales to increase approximately 3.5%.  We expected to open approximately 10 stores during 2013.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 60 basis points.  In addition, the effective income tax rate was expected to be approximately 38.1%.  Diluted earnings per share of $2.05 were expected for fiscal 2013.

We repurchased $1.0 billion under our share repurchase program in the first quarter of fiscal 2013.  Our guidance assumed approximately $2.8 billion in additional share repurchases for a total of $3.8 billion for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  However, the decrease in net cash provided by operating activities for the three months ended May 3, 2013, versus the three months ended May 4, 2012, was primarily driven by an increase in inventory balances due to the delayed spring selling season and the change in accounts payable due to the timing of purchases.  The decrease in net cash used in investing activities for the three months ended May 3, 2013, versus the three months ended May 4, 2012, was driven primarily by a decrease in capital expenditures.  The increase in net cash used in financing activities for the three months ended May 3, 2013, versus the three months ended May 4, 2012, was driven primarily by a decrease in net proceeds from the issuance of long-term debt due to the issuance of $2.0 billion of unsecured notes in April 2012.  This was partially offset by a decrease in cash used for the repurchase of common stock, which included shares repurchased under our share repurchase program and shares withheld from employees to satisfy statutory tax withholding liabilities upon vesting of restricted stock awards.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in October 2016.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at May 3, 2013.  Thirteen banking institutions are participating in the senior credit facility.  There were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under our commercial paper program at May 3, 2013.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of June 4, 2013, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Senior Debt Outlook	Negative	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for investments in information technology, investments in our existing stores, expansion plans, and acquisitions, if any, and to return cash to shareholders through both dividends and share repurchases over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.  In addition, we do not have a significant amount of cash held in foreign affiliates that would not be available to fund domestic operations.

Cash Requirements

Capital expenditures
Our fiscal 2013 capital budget is approximately $1.25 billion, inclusive of approximately $50 million of lease commitments, resulting in a planned net cash outflow of $1.2 billion.  Approximately 40% of the planned net cash outflow is for investments to enhance the customer experience, including enhancements in information technology.  Investments in our existing stores are expected to account for approximately 35% of net cash outflow including investments in store equipment, resets and remerchandising.  In addition, approximately 15% of the planned net cash outflow is for store expansion.  Our expansion plans for 2013 consist of approximately 10 stores, which includes one leased store.  Approximately 30% of these new stores are expected to be on leased land.  Other planned capital expenditures, accounting for 10% of planned net cash outflow, are for investments in our distribution network, including one additional regional distribution center which opened during the first quarter of 2013.

Debt and capital
We have an ongoing share repurchase program that is executed through purchases made from time to time in the open market or through private off-market transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  In February 2013, we entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $1.0 billion of our common stock.  At inception, pursuant to the agreement, the Company paid $1.0 billion to the financial institution, using cash on hand, and took delivery of 85% of the shares, or 23.2 million shares.  Subsequent to the end of the first quarter of fiscal 2013, on May 23, 2013, the Company finalized the transaction for an additional 2.8 million shares.  The final number of shares upon settlement of the agreement was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement.  Also in the first quarter of fiscal 2013, the Company repurchased 0.3 million additional shares of its common stock for $10 million through the open market.  As of May 3, 2013, we had a remaining repurchase authorization of $4.0 billion with no expiration date.  Our Business Outlook included herein assumes approximately $3.8 billion in share repurchases for 2013, spread evenly across the four quarters.

On May 31, 2013, the Board of Directors declared a quarterly cash dividend of $0.18 per share, which represents a 12.5% increase over previously declared quarterly dividends of $0.16 per share.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 3, 2013, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2012.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements of the Company's expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of lower home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) to maintain, improve, upgrade and protect our critical information systems; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 3, 2013, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 3, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, including the matter described below, are believed to have a risk of having a material impact on the Company’s financial statements.

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more.  Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities.  In accordance with that requirement, we are disclosing that in March 2013, the U.S. Environmental Protection Agency (EPA) notified the Company’s principal operating subsidiaries that, after completing a review of records pertaining to work performed by independent contractors of the Company’s principle operating subsidiaries and their compliance with the EPA’s rules regarding lead-based paint renovation activities, the EPA had calculated a civil penalty in excess of $100,000.  Since this time, the EPA and the Company have reached an agreement in principal, which will include a civil penalty and possible supplemental environmental projects collectively totaling $500,000 to be incorporated into a consent decree with these subsidiaries.  Although the Company is continuing to cooperate fully with the EPA in this matter, as it has since the EPA began its review of these records, the terms of any settlement, including the amount of any civil penalty to be paid, remain subject to negotiation.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of 2013:

(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 2	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
February 2, 2013 - March 1, 2013 3	24.2	$36.66	23.3	$3,999
March 2, 2013 - April 5, 2013	-	-	-	3,999
April 6, 2013 - May 3, 2013	0.2	37.45	0.2	3,990
As of May 3, 2013	24.4	$36.67	23.5	$3,990

 1 During the first quarter of fiscal 2013, the Company repurchased an aggregate of 24.4 million shares of its common stock.  The total number of shares purchased also includes 0.9 million shares withheld from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

2 Authorization for up to $5.0 billion of share repurchases with no expiration was approved on February 1, 2013. Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal 2014 through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations.

3 In February 2013, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $1.0 billion to the financial institution and received an initial delivery of approximately 23.2 million shares in the first quarter of 2013. The average price paid per share reflected above was derived using the fair market value of the shares on the date the initial shares were delivered. See Note 6 to the Consolidated Financial Statements included in this report.

Item 5. – Other Information

Submission of Matters to a Vote of Security Holders - The Company held its annual meeting of shareholders on May 31, 2013.  For more information on the proposals, see the Company’s Proxy Statement.  Set forth below are the final voting results for each of the proposals included in the proxy statement on which a vote was taken at the annual meeting.  Because the proponent failed to comply with the advance notice provisions of the Company’s Bylaws for appointment of a representative to present his proposal, the shareholder proposal regarding executive stock retention requirements included in the Company’s proxy statement for the annual meeting was ruled ineligible for consideration at the meeting, and the Company’s shareholders did not vote on it.  Had the proposal been eligible for consideration, based solely on the proxies received by the Company, the results of the voting on such proposal would have been 192,352,873 votes for; 636,504,396 votes against; 3,925,253 abstentions; and 127,005,425 broker non-votes.

(1) Election of Director Nominees

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Raul Alvarez	817,022,677	15,759,845	127,005,425
David W. Bernauer	815,823,456	16,959,066	127,005,425
Leonard L. Berry, Ph.D.	815,876,080	16,906,442	127,005,425
Peter C. Browning	747,775,934	85,006,588	127,005,425
Richard W. Dreiling	827,118,228	5,664,294	127,005,425
Dawn E. Hudson	798,007,030	34,775,492	127,005,425
Robert L. Johnson	798,975,941	33,806,581	127,005,425
Marshall O. Larsen	807,088,835	25,693,687	127,005,425
Richard K. Lochridge	794,610,927	38,171,595	127,005,425
Robert A. Niblock	799,715,294	33,067,228	127,005,425
Eric C. Wiseman	799,743,813	33,038,709	127,005,425

(2) Proposal to Ratify the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2013

VOTES FOR	VOTES AGAINST	ABSTENTIONS
948,504,274	9,337,341	1,946,332

(3) Proposal to Approve the Company’s Executive Compensation

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
785,205,657	44,773,856	2,803,009	127,005,425

Item 6. - Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	August 27, 2012

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

‡	Filed herewith.

†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

June 4, 2013 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer