Form 10-Q
period 2013-08-02
LOWES COMPANIES INC
filed 2013-09-03
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 30, 2013
Common Stock, $.50 par value	1,051,788,452

Part I - FINANCIAL INFORMATION
Item 1. Financial Statemetns

Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		August 2, 2013	August 3, 2012	February 1, 2013
Assets

Current assets:
Cash and cash equivalents		$1,085	$1,710	$541
Short-term investments		189	586	125
Merchandise inventory - net		9,106	8,699	8,600
Deferred income taxes - net		224	279	217
Other current assets		309	325	301

Total current assets		10,913	11,599	9,784

Property, less accumulated depreciation		20,969	21,734	21,477
Long-term investments		306	485	271
Other assets		1,220	1,214	1,134

Total assets		$33,408	$35,032	$32,666

Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt		$47	$594	$47
Accounts payable		5,664	5,084	4,657
Accrued compensation and employee benefits		651	561	670
Deferred revenue		985	847	824
Other current liabilities		1,993	1,936	1,510

Total current liabilities		9,340	9,022	7,708

Long-term debt, excluding current maturities		9,015	9,008	9,030
Deferred income taxes - net		390	580	455
Deferred revenue - extended protection plans		733	726	715
Other liabilities		868	872	901

Total liabilities		20,346	20,208	18,809

Shareholders' equity:
Preferred stock - $5 par value, none issued		-	-	-
Common stock - $.50 par value;
Shares issued and outstanding
August 2, 2013	1,063
August 3, 2012	1,152
February 1, 2013	1,110	532	576	555
Capital in excess of par value		-	2	26
Retained earnings		12,504	14,199	13,224
Accumulated other comprehensive income		26	47	52

Total shareholders' equity		13,062	14,824	13,857

Total liabilities and shareholders' equity		$33,408	$35,032	$32,666

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	August 2, 2013		August 3, 2012		August 2, 2013		August 3, 2012
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$15,711	100.00	$14,249	100.00	$28,800	100.00	$27,402	100.00

Cost of sales	10,314	65.65	9,415	66.07	18,848	65.44	18,003	65.70

Gross margin	5,397	34.35	4,834	33.93	9,952	34.56	9,399	34.30

Expenses:

Selling, general and administrative	3,414	21.73	3,172	22.26	6,635	23.04	6,414	23.40

Depreciation	367	2.33	369	2.59	719	2.50	739	2.70

Interest - net	110	0.70	96	0.68	223	0.77	199	0.73

Total expenses	3,891	24.76	3,637	25.53	7,577	26.31	7,352	26.83

Pre-tax earnings	1,506	9.59	1,197	8.40	2,375	8.25	2,047	7.47

Income tax provision	565	3.60	450	3.15	893	3.11	772	2.82

Net earnings	$941	5.99	$747	5.25	$1,482	5.14	$1,275	4.65

Weighted average common shares outstanding - basic	1,067		1,157		1,077		1,182

Basic earnings per common share	$0.88		$0.64		$1.37		$1.07

Weighted average common shares outstanding - diluted	1,068		1,159		1,079		1,183

Diluted earnings per common share	$0.88		$0.64		$1.36		$1.07

Cash dividends per share	$0.18		$0.16		$0.34		$0.30

Retained Earnings
Balance at beginning of period	$12,618		$14,557		$13,224		$15,852
Net earnings	941		747		1,482		1,275
Cash dividends	(192)		(184)		(366)		(350)
Share repurchases	(863)		(921)		(1,836)		(2,578)
Balance at end of period	$12,504		$14,199		$12,504		$14,199

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	August 2, 2013		August 3, 2012		August 2, 2013		August 3, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net earnings	$941	5.99	$747	5.25	$1,482	5.14	$1,275	4.65

Foreign currency translation adjustments - net of tax	(26)	(0.17)	(8)	(0.05)	(26)	(0.09)	(1)	-

Net unrealized investment gains - net of tax	-	-	3	0.01	-	-	2	0.01

Other comprehensive (loss)/income	(26)	(0.17)	(5)	(0.04)	(26)	(0.09)	1	0.01

Comprehensive income	$915	5.82	$742	5.21	$1,456	5.05	$1,276	4.66

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 2, 2013	August 3, 2012
Cash flows from operating activities:
Net earnings	$1,482	$1,275
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	767	789
Deferred income taxes	(56)	(59)
Loss on property and other assets - net	12	36
Loss on equity method investments	27	29
Share-based payment expense	44	54
Changes in operating assets and liabilities:
Merchandise inventory - net	(517)	(345)
Other operating assets	4	(159)
Accounts payable	1,009	731
Other operating liabilities	584	445
Net cash provided by operating activities	3,356	2,796

Cash flows from investing activities:
Purchases of investments	(303)	(1,176)
Proceeds from sale/maturity of investments	224	897
Capital expenditures	(376)	(622)
Contributions to equity method investments - net	(113)	(159)
Proceeds from sale of property and other long-term assets	47	49
Other - net	3	(21)
Net cash used in investing activities	(518)	(1,032)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	1,984
Repayment of long-term debt	(22)	(20)
Proceeds from issuance of common stock under share-based payment plans	100	90
Cash dividend payments	(352)	(340)
Repurchase of common stock	(2,027)	(2,793)
Other - net	8	13
Net cash used in financing activities	(2,293)	(1,066)

Effect of exchange rate changes on cash	(1)	(2)

Net increase in cash and cash equivalents	544	696
Cash and cash equivalents, beginning of period	541	1,014
Cash and cash equivalents, end of period	$1,085	$1,710

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 2, 2013, and August 3, 2012, and the results of operations and comprehensive income for the three and six months ended August 2, 2013, and August 3, 2012 and cash flows for the six months ended August 2, 2013, and August 3, 2012.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of August 2, 2013, August 3, 2012, and February 1, 2013, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	August 2, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$105	$105	$-	$-
Municipal obligations	46	-	46	-
Municipal floating rate obligations	17	-	17	-
Certificates of deposit	21	21	-	-
Total short-term investments	$189	$126	$63	$-
Available-for-sale securities:
Municipal floating rate obligations	$288	$-	$288	$-
Municipal obligations	18	-	18	-
Total long-term investments	$306	$-	$306	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	August 3, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$61	$61	$-	$-
Municipal obligations	56	-	56	-
Municipal floating rate obligations	433	-	433	-
Certificates of deposit	2	2	-	-
Other	6	6	-	-
Trading securities:
Mutual funds	28	28	-	-
Total short-term investments	$586	$97	$489	$-
Available-for-sale securities:
Municipal floating rate obligations	$394	$-	$394	$-
Municipal obligations	80	-	80	-
Equity securities	11	11	-	-
Total long-term investments	$485	$11	$474	$-

		Fair Value Measurements at Reporting Date Using
(In millions)	February 1, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$49	$49	$-	$-
Municipal obligations	56	-	56	-
Municipal floating rate obligations	14	-	14	-
Other	6	-	6	-
Total short-term investments	$125	$49	$76	$-
Available-for-sale securities:
Municipal floating rate obligations	$230	$-	$230	$-
Municipal obligations	41	-	41	-
Total long-term investments	$271	$-	$271	$-

There were no transfers between Levels 1, 2 or 3 during any of the periods presented.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended August 2, 2013 and August 3, 2012, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During the six months ended August 2, 2013, nine operating locations experienced a triggering event and were evaluated for recoverability. These nine operating locations were determined to be recoverable and therefore were not impaired.  For seven of these nine locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets.  A 10% reduction in projected sales used to estimate future cash flows at the latest date these nine operating locations were evaluated for impairment would have resulted in the impairment of four of these locations and increased recognized impairment losses by $37 million.  We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

In the determination of impairment for excess properties held-for-use and held-for-sale, which consisted of retail outparcels and property associated with relocated or closed locations, the fair values were determined using a market approach based on estimated selling prices.  The Company determined the estimated selling prices by obtaining information from property brokers or appraisers in the specific markets being evaluated or negotiated non-binding offers to purchase.  The information obtained from property brokers or appraisers included comparable sales of similar assets and assumptions about demand in the market for these assets.

During the six months ended August 2, 2013, the Company incurred total impairment charges of $5 million, excluding costs to sell, for eight excess property locations.  A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by approximately $2 million.

The following tables present the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale.  Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at August 2, 2013, and August 3, 2012.

Fair Value Measurements - Nonrecurring Basis

	Three Months Ended
	August 2, 2013		August 3, 2012
	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
(In millions)
Assets-held-for-use:
Operating locations	$-	$-	$1	$(6)
Excess properties	10	(3)	14	(10)
Assets-held-for-sale:
Excess properties	5	-	3	(1)
Total	$15	$(3)	$18	$(17)

	Six Months Ended
	August 2, 2013		August 3, 2012
	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
(In millions)
Assets-held-for-use:
Operating locations	$-	$-	$1	$(6)
Excess properties	11	(3)	31	(15)
Assets-held-for-sale:
Excess properties	6	(2)	3	(1)
Total	$17	$(5)	$35	$(22)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	August 2, 2013		August 3, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Unsecured notes (Level 1)	$8,629	$9,459	$9,175	$10,751
Mortgage notes (Level 2)	18	20	19	23
Long-term debt (excluding capitalized lease obligations)	$8,647	$9,479	$9,194	$10,774

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program.  Restricted balances included in short-term investments were $163 million at August 2, 2013, $136 million at August 3, 2012, and $123 million at February 1, 2013.

Restricted balances included in long-term investments were $230 million at August 2, 2013, $313 million at August 3, 2012, and $263 million at February 1, 2013.

Note 4: Property - Property is shown net of accumulated depreciation of $13.8 billion at August 2, 2013, $13.0 billion at August 3, 2012, and $13.2 billion at February 1, 2013.

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

	Three Months Ended		Six Months Ended
(In millions)	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Deferred revenue - extended protection plans, beginning of period	$717	$716	$715	$704
Additions to deferred revenue	85	68	155	134
Deferred revenue recognized	(69)	(58)	(137)	(112)
Deferred revenue - extended protection plans, end of period	$733	$726	$733	$726

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $72 million at August 2, 2013, $119 million at August 3, 2012, and $95 million at February 1, 2013.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Liability for extended protection plan claims, beginning of period	$20	$22	$20	$21
Accrual for claims incurred	29	25	56	42
Claim payments	(22)	(24)	(49)	(40)
Liability for extended protection plan claims, end of period	$27	$23	$27	$23

Note 6: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  The current $5.0 billion share repurchase program, authorized by the Company’s Board of Directors on February 1, 2013, has no expiration and at August 2, 2013, the Company had remaining authorization under the share repurchase program of $3.0 billion.

In February 2013, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock.  At inception, pursuant to the agreement, the Company paid $1.0 billion to the financial institution using cash on hand, and took delivery of 23.2 million shares.  During the second quarter of fiscal 2013, the Company finalized the transaction and received an additional 2.8 million shares.

In May 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $750 million of the Company’s common stock.  At inception, pursuant to the agreement, the Company paid $750 million to the financial institution using cash on hand, and took delivery of 14.9 million shares.  Prior to the end of the second quarter of fiscal 2013, the Company finalized the transaction and received an additional 3.6 million shares.

Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

The final number of shares delivered upon settlement of each ASR agreement was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement.  The initial repurchase of shares under these agreements resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

These ASR agreements were accounted for as treasury stock transactions and forward stock purchase contracts.  The par value of the shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and retained earnings.  The forward stock purchase contract was considered indexed to the Company’s own stock and was classified as an equity instrument.  As of the end of the second quarter, there were no ASR agreements outstanding.

During the three and six months ended August 2, 2013, the Company also repurchased shares of its common stock through the open market totaling 5.9 million and 6.2 million shares, respectively, for a cost of $253 million and $263 million, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three and six months ended August 2, 2013, and August 3, 2012 were as follows:

	Three Months Ended
	August 2, 2013		August 3, 2012
(In millions)	Shares	Cost 1	Shares	Cost 1
Share repurchase program	27.1	$1,003	36.8	$1,000
Shares withheld from employees	0.1	2	0.1	3
Total share repurchases	27.2	$1,005	36.9	$1,003

	Six Months Ended
	August 2, 2013		August 3, 2012
(In millions)	Shares	Cost 2	Shares	Cost 2
Share repurchase program	50.6	$2,013	94.7	$2,750
Shares withheld from employees	1.0	38	1.5	43
Total share repurchases	51.6	$2,051	96.2	$2,793

1 Reductions of $863 million and $921 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended August 2, 2013 and August 3, 2012, respectively.

2 Reductions of $1.8 billion and $2.6 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended August 2, 2013 and August 3, 2012, respectively.

Note 7: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  At August 2, 2013, the Company had unrecognized tax benefits of $63 million.  The Company is working to resolve federal items for fiscal years 2008 through 2011 identified under a previous audit cycle.  However, the Company does not believe that these items, as well as the resultant state impact, will be determined within the next 12 months.  It is reasonably possible that the Company will resolve $5 million in state related audit items within the next 12 months.  There are also ongoing U.S. state audits covering tax years 2004 through 2011.  The Company’s Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2008 and 2009.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three and six months ended August 2, 2013, and August 3, 2012.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Basic earnings per common share:
Net earnings	$941	$747	$1,482	$1,275
Less: Net earnings allocable to participating securities	(6)	(5)	(10)	(9)
Net earnings allocable to common shares	$935	$742	$1,472	$1,266
Weighted-average common shares outstanding	1,067	1,157	1,077	1,182
Basic earnings per common share	$0.88	$0.64	$1.37	$1.07
Diluted earnings per common share:
Net earnings	$941	$747	$1,482	$1,275
Less: Net earnings allocable to participating securities	(6)	(5)	(10)	(9)
Net earnings allocable to common shares	$935	$742	$1,472	$1,266
Weighted-average common shares outstanding	1,067	1,157	1,077	1,182
Dilutive effect of non-participating share-based awards	1	2	2	1
Weighted-average common shares, as adjusted	1,068	1,159	1,079	1,183
Diluted earnings per common share	$0.88	$0.64	$1.36	$1.07

Stock options to purchase 2.1 million and 10.7 million shares of common stock for the three months ended August 2, 2013, and August 3, 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. Stock options to purchase 1.8 million and 8.6 million shares of common stock for the six months ended August 2, 2013, and August 3, 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Long-term debt	$103	$111	$207	$208
Capitalized lease obligations	9	9	19	18
Interest income	(1)	(3)	(2)	(5)
Interest capitalized	(1)	(1)	(2)	(2)
Interest on tax uncertainties	(2)	(22)	(2)	(25)
Other	2	2	3	5
Interest - net	$110	$96	$223	$199

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 2, 2013	August 3, 2012
Cash paid for interest, net of amount capitalized	$226	$207
Cash paid for income taxes - net	$746	$736
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$6	$11
Cash dividends declared but not paid	$192	$184

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

Note 11: Subsequent Event - On August 30, 2013, the Company acquired the majority of the assets of Orchard Supply Hardware (Orchard), a neighborhood hardware and backyard store primarily located in densely populated markets in California, for approximately $205 million in cash, plus the assumption of approximately $70 million of payables owed to nearly all of Orchard’s suppliers.  The acquisition will enable the Company to expand through a new store format and to reach a new customer base in California with the addition of Orchard’s smaller-format store locations.  Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 2, 2013 and August 3, 2012, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and six-month periods ended August 2, 2013 and August 3, 2012, and of cash flows for the fiscal six-month periods ended August 2, 2013 and August 3, 2012. These consolidated interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 1, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of February 1, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
September 3, 2013

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended August 2, 2013, and August 3, 2012.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2012.  This discussion and analysis is presented in seven sections:

•	Executive Overview
•	Operations
•	Lowe’s Business Outlook
•	Financial Condition, Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net earnings for the second quarter of 2013 increased 26.0% to $941 million with diluted earnings per share increasing 37.5% to $0.88 per diluted share.  Net sales for the second quarter of 2013 increased 10.3% to $15.7 billion.  Comparable sales increased 9.6% driven by a 5.0% increase in comparable transactions and a 4.4% increase in comparable average ticket.  Comparable sales were consistent throughout the second quarter as we experienced comparable sales increases above 8% for each month of the quarter.

By capitalizing on the shift from lawn maintenance activities early in the quarter to outdoor enjoyment in the mid-to-latter part of the quarter, we were able to achieve comparable sales growth of approximately 13% in outdoor product categories compared to negative 7% in the first quarter of 2013.  This was driven by strong growth in products needed to improve and maintain the yard, such as Tools & Outdoor Power Equipment and Lawn & Garden, which were among the strongest performing product categories in the second quarter.  We also experienced strength in indoor product categories, such as Kitchens & Appliances, which performed above the company average in the second quarter, primarily driven by strong appliance sales as the LG line gained further traction after its first quarter roll-out.  In addition, Hardware, Paint and Fashion Electrical, not only achieved mid-single-digit comparable sales increases, but also experienced solid growth in gross margin rates, primarily as a result of progress made in our Value Improvement initiative.

From a geographic perspective, all regions achieved mid-single digit or higher comparable sales increases for the second quarter.  We also estimate that our stores most affected by Hurricane Sandy recovery contributed approximately 30 basis points to our total comparable sales increase.  In regions that were negatively impacted by unfavorable weather in the first quarter of 2013, including most of the east coast and midwest, we were able to recapture most of those sales in the second quarter.  In addition, housing recovery markets on the west coast and Florida, as well as healthy markets along the Texas Gulf Coast, continued to show comparable sales improvement.  We expect to see continued strength in these markets and further improvement along the southeast coast and in the midwest where the recovery is now taking root.

We also continued to deliver on our commitment to return excess cash to shareholders, aided by strong operating cash flows of $3.4 billion year-to-date.  During the second quarter of 2013, we paid $174 million in dividends and repurchased approximately 27.1 million shares of common stock, which includes 2.8 million shares received in settlement of the first quarter ASR, totaling $1.0 billion through our share repurchase program.

From an economic perspective, the stronger than expected pace of home improvement industry growth during the first half of 2013 was driven by stronger gains in housing turnover and job growth than originally forecasted, further offsetting the negative effects of higher taxes.  The industry performance for the second half of 2013 will be somewhat dependent on the impact of the steep increases in mortgage rates over the last few months.  As the macro economy transitions from recovery to sustainable expansion and we further realize the benefits of our initiatives and improving execution, we are confident in our Business Outlook for 2013 included herein.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 2, 2013	August 3, 2012	2013 vs. 2012	2013 vs. 2012
Net sales	100.00%	100.00%	N/A	10.3%
Gross margin	34.35	33.93	42	11.6
Expenses:
Selling, general and administrative	21.73	22.26	(53)	7.7
Depreciation	2.33	2.59	(26)	(0.7)
Interest - net	0.70	0.68	2	14.2
Total expenses	24.76	25.53	(77)	7.0
Pre-tax earnings	9.59	8.40	119	25.8
Income tax provision	3.60	3.15	45	25.6
Net earnings	5.99%	5.25%	74	25.9%
EBIT margin1	10.29%	9.08%	121	24.9%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 2, 2013	August 3, 2012	2013 vs. 2012	2013 vs. 2012
Net sales	100.00%	100.00%	N/A	5.1%
Gross margin	34.56	34.30	26	5.9
Expenses:
Selling, general and administrative	23.04	23.40	(36)	3.5
Depreciation	2.50	2.70	(20)	(2.7)
Interest - net	0.77	0.73	4	12.0
Total expenses	26.31	26.83	(52)	3.1
Pre-tax earnings	8.25	7.47	78	16.0
Income tax provision	3.11	2.82	29	15.7
Net earnings	5.14%	4.65%	49	16.2%
EBIT margin1	9.02%	8.20%	82	15.6%

	Three Months Ended			Six Months Ended
Other Metrics	August 2, 2013	August 3, 2012		August 2, 2013	August 3, 2012
Comparable sales increase/(decrease) 2	9.6%	(0.4	) %	4.6%	1.0%
Total customer transactions (in millions)	240	227		441	436
Average ticket 3	$65.60	$62.66		$65.32	$62.87
At end of period:
Number of stores	1,758	1,748
Sales floor square feet (in millions)	198	197
Average store size selling square feet (in thousands) 4	112	113
Return on invested capital 5	10.6%	8.6%

1	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	August 2, 2013	August 3, 2012
Numerator 1
Net earnings	$2,165	$1,822
Plus:
Interest expense - net	447	392
Provision for income taxes	1,299	1,063
Earnings before interest and taxes	3,911	3,277
Less:
Income tax adjustment 2	1,466	1,207
Net operating profit after tax	$2,445	$2,070

Effective tax rate	37.5%	36.8%
Denominator
Average debt and equity 3	$23,016	$24,044
Return on invested capital	10.6%	8.6%

Calculation of Return on Average Debt and Equity
Numerator 1
Net earnings	$2,165	$1,822
Denominator
Average debt and equity 3	$23,016	$24,044
Return on average debt and equity	9.4%	7.6%

1 Amounts used in the calculation of the numerator are based on the trailing four quarters.
2 Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.
3 Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 10.3% to $15.7 billion in the second quarter of 2013.  Comparable sales increased 9.6% over the same period, driven by a 5.0% increase in comparable customer transactions and a 4.4% increase in comparable average ticket.

Sales during the second quarter benefited from growth in the home improvement industry where gains in housing turnover and job growth created increased demand.  As a result of continued improvement in our execution, we were able to capitalize on both the market growth and delayed spring, and recovered most of the sales that were missed in the first quarter due to unfavorable weather.  We also continued to realize benefits from our strategic initiatives, with many of our product categories benefiting from improved line designs and deeper inventory in key items after having completed their Value Improvement resets.

Our performance during the second quarter was strong across categories as all 12 product categories experienced comparable sales increases at or above 5%.  During the quarter, we experienced comparable sales increases above the company average in the following categories:  Tools & Outdoor Power Equipment, Lawn & Garden, Plumbing, and Kitchens & Appliances.  Our ability to capitalize on the late arrival of the spring selling season during the second quarter of 2013, along with the transition to warmer summer weather, provided for growth in Tools & Outdoor Power Equipment, Lawn & Garden, and Seasonal Living.  Plumbing also benefitted from the above average rainfall in the second quarter, which drove strong sales in pumps and drainage products, dehumidifiers, and water heaters.  In addition, effective promotions and improved market conditions, as well as positive customer response to the addition of the LG product line, aided sales in Kitchens & Appliances.

Net sales increased 5.1% to $28.8 billion for the first six months of 2013 compared to 2012.  Comparable sales increased 4.6% over the same period, primarily driven by a 3.8% increase in average ticket.  Comparable customer transactions increased 0.8% over the same period.

Gross Margin – For the second quarter of 2013, gross margin increased 42 basis points as a percentage of sales.  Gross margin was positively impacted by 55 basis points primarily due to cost reductions associated with product line reviews resulting from our Value Improvement initiative.  Additionally, gross margin increased 20 basis points as a result of more targeted and cost effective promotions this year compared to the prior year. These were slightly offset by 15 basis points related to our proprietary credit value proposition, which offers customers the choice of 5% off every day or promotional financing, due to higher sales penetration of our proprietary credit program.  In addition, product mix and inflation, specifically within Lumber, negatively impacted gross margin by 14 and 10 basis points, respectively.

Gross margin as a percentage of sales increased 26 basis points for the first six months of 2013 compared to 2012 due to the same factors that impacted gross margin in the second quarter.

SG&A – For the second quarter of 2013, SG&A expense leveraged 53 basis points as a percentage of sales compared to the second quarter of 2012.  This was driven primarily by leverage of 30 basis points in operating salaries as a result of sales increasing at a higher rate than labor hours.  During the quarter, employee and casualty insurance experienced 23 basis points of leverage due to a reduction in claims costs and higher sales.  Higher sales during the quarter also contributed to leverage in several expense lines, including advertising, utilities, and rent.  These increases were offset by 31 basis points of deleverage associated with incentive compensation, due to higher attainment levels.

SG&A expense as a percentage of sales leveraged 36 basis point in the first six months of 2013 compared to 2012 due to the same factors that impacted SG&A expense in the second quarter.

Depreciation – Depreciation expense leveraged 26 basis points for the second quarter compared to the prior year due to increased sales.  Property, less accumulated depreciation, decreased to $21.0 billion at August 2, 2013 compared to $21.7 billion at August 3, 2012.  As of August 2, 2013, and August 3, 2012, we owned 89% of our stores, which included stores on leased land.

Depreciation expense leveraged 20 basis points in the first six months of 2013 compared to 2012 due to increased sales and a lower asset base.

Interest – Net – Interest expense for the second quarter and first six months of 2013 increased compared to the prior year as the result of a favorable tax settlement that resulted in a reduced interest accrual in the second quarter of 2012.

Income Tax Provision – Our effective income tax rates were 37.5% and 37.6% for the three and six months ended August 2, 2013, respectively, and 37.6% and 37.7% for the three and six months ended August 3, 2012, respectively.  Our effective income tax rate was 37.6% for fiscal 2012.

LOWE’S BUSINESS OUTLOOK

On August 30, 2013, the Company acquired the majority of the assets of Orchard, as described in Note 11 to the consolidated financial statements included in this report.  The impact from this acquisition is not material to the Company’s financial statements as a whole, and therefore, was not included in our fiscal 2013 outlook.

As of August 21, 2013, the date of our second quarter 2013 earnings release, our fiscal year 2013 guidance expected total sales to increase approximately 5% and comparable sales to increase approximately 4.5%.  We expected to open approximately 10 stores during 2013.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 65 basis points.  In addition, the effective income tax rate was expected to be approximately 37.9%.  Diluted earnings per share of $2.10 were expected for fiscal 2013.

We repurchased $2.0 billion under our share repurchase program in the first six months of fiscal 2013.  Our guidance assumed approximately $1.6 billion in additional share repurchases for a total of $3.6 billion for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the six months ended August 2, 2013, versus the six months ended August 3, 2012, was primarily driven by an increase in net earnings and changes in working capital.  The decrease in net cash used in investing activities for the six months ended August 2, 2013, versus the six months ended August 3, 2012, was driven primarily by a decrease in capital expenditures and a decrease in net purchase activity related to investments.  The increase in net cash used in financing activities for the six months ended August 2, 2013, versus the six months ended August 3, 2012, was driven primarily by a decrease in net proceeds from the issuance of long-term debt due to the issuance of $2.0 billion of unsecured notes in April 2012.  This was partially offset by a decrease in cash used for the repurchase of common stock, which included shares repurchased under our share repurchase program and shares withheld from employees to satisfy statutory tax withholding liabilities upon vesting of restricted stock awards.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in October 2016.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at August 2, 2013.  Thirteen banking institutions are participating in the senior credit facility.  There were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under our commercial paper program at August 2, 2013.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of September 3, 2013, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Senior Debt Outlook	Stable	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for investments in our existing stores, investments in information technology, expansion plans, current and future acquisitions, if any, and to return cash to shareholders through both dividends and share repurchases over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.  In addition, we do not have a significant amount of cash held in foreign affiliates that would not be available to fund domestic operations.

Cash Requirements

Capital expenditures
Our fiscal 2013 capital forecast is approximately $1.0 billion.  Investments in our existing stores are expected to account for approximately 40% of net cash outflow including investments in store equipment, resets and remerchandising.  Approximately 30% of the planned net cash outflow is for investments to enhance the customer experience, including enhancements in information technology.  In addition, approximately 20% of the planned net cash outflow is for store expansion.  Our expansion plans for 2013 consist of approximately 10 stores, which includes two leased stores.  Three of these new stores are also expected to be on leased land.  Other planned capital expenditures, accounting for 10% of planned net cash outflow, are for investments in our distribution network, including one additional regional distribution center which opened during the first quarter of 2013.

On August 30, 2013, the Company acquired the majority of the assets of Orchard, a neighborhood hardware and backyard store primarily located in densely populated markets in California for approximately $205 million and assumed approximately $70 million of payables owed to nearly all of Orchard’s suppliers, using cash from operations.

Debt and capital
We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of August 2, 2013, we had a remaining repurchase authorization of $3.0 billion with no expiration date.  Our Business Outlook included herein assumes approximately $3.6 billion in share repurchases for 2013.  See Note 6 to the consolidated financial Statements included in this report for additional information regarding share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 2, 2013, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2012.  Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act").  Statements of the Company's expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” “confident,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in these forward-

looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of lower home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values.  For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 2, 2013, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended August 2, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

The Company is a defendant in various lawsuits, claims, disputes and investigations in the normal conduct of its operations, none of which, individually or collectively, including the matter described below, are believed to have a risk of having a material adverse effect on the Company’s financial statements as a whole.

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more.  Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities.  In accordance with that requirement, we previously disclosed that in April 2012, one of the Company’s principal operating subsidiaries, Lowe’s HIW, Inc., received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information relating to the handling, storage and disposal of hazardous waste.  In July 2013, the District Attorney and other authorities made a confidential settlement demand to resolve this matter that includes a proposed civil penalty and conceptual injunctive relief elements.  Although Lowe’s HIW, Inc. is continuing to cooperate fully with this investigation, the terms of any settlement, including the amount of any civil penalty and the elements of any injunctive relief, remain subject to negotiation.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of 2013:

(In millions, except average price paid per share)	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 2	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 2
May 4, 2013 - May 31, 2013 3, 4	17.7	$40.32	17.7	$3,240
June 1, 2013 - July 5, 2013 4	6.0	40.43	6.0	3,139
July 6, 2013 - August 2, 2013	3.5	44.20	3.4	2,987
As of August 2, 2013	27.2	$40.84	27.1	$2,987

 1 During the second quarter of fiscal 2013, the Company repurchased an aggregate of 27.2 million shares of its common stock.  The total number of shares purchased also includes 0.1 million shares withheld from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

2 Authorization for up to $5.0 billion of share repurchases with no expiration was approved on February 1, 2013. Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal

2014 through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations.

3 In February 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $1.0 billion to the financial institution and received an initial delivery of 23.2 million shares in the first quarter of 2013. In May 2013, the Company finalized the transaction and received an additional 2.8 million shares.  The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement.  See Note 6 to the consolidated financial statements included in this report.

4 In May 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $750 million of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $750 million to the financial institution and received an initial delivery of 14.9 million shares in the second quarter of 2013. In June 2013, the Company finalized the transaction and received an additional 3.6 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement.  See Note 6 to the consolidated financial statements included in this report.

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

LOWE'S COMPANIES, INC.

September 3, 2013 Date	/s/ Matthew V. Hollifield Matthew V. Hollifield Senior Vice President and Chief Accounting Officer