Form 10-Q
period 2013-11-01
LOWES COMPANIES INC
filed 2013-12-03
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT	November 29, 2013
Common Stock, $.50 par value	1,045,828,749

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		November 1, 2013	November 2, 2012	February 1, 2013
Assets
Current assets:
Cash and cash equivalents		$1,101	$1,091	$541
Short-term investments		115	209	125
Merchandise inventory - net		9,593	8,995	8,600
Deferred income taxes - net		220	235	217
Other current assets		336	300	301
Total current assets		11,365	10,830	9,784
Property, less accumulated depreciation		20,973	21,591	21,477
Long-term investments		439	350	271
Other assets		1,300	1,182	1,134
Total assets		$34,077	$33,953	$32,666
Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt		$51	$45	$47
Accounts payable		5,776	5,416	4,657
Accrued compensation and employee benefits		705	581	670
Deferred revenue		944	788	824
Other current liabilities		1,927	1,784	1,510
Total current liabilities		9,403	8,614	7,708
Long-term debt, excluding current maturities		10,090	9,004	9,030
Deferred income taxes - net		322	486	455
Deferred revenue - extended protection plans		730	720	715
Other liabilities		881	904	901
Total liabilities		21,426	19,728	18,809
Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
November 1, 2013	1,050
November 2, 2012	1,123
February 1, 2013	1,110	525	561	555
Capital in excess of par value		—	9	26
Retained earnings		12,103	13,602	13,224
Accumulated other comprehensive income		23	53	52
Total shareholders' equity		12,651	14,225	13,857
Total liabilities and shareholders' equity		$34,077	$33,953	$32,666

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	November 1, 2013		November 2, 2012		November 1, 2013		November 2, 2012
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$12,957	100.00	$12,073	100.00	$41,757	100.00	$39,475	100.00
Cost of sales	8,476	65.42	7,930	65.68	27,323	65.43	25,933	65.70
Gross margin	4,481	34.58	4,143	34.32	14,434	34.57	13,542	34.30
Expenses:
Selling, general and administrative	3,184	24.56	3,023	25.03	9,820	23.52	9,436	23.91
Depreciation	373	2.88	371	3.08	1,092	2.62	1,111	2.81
Interest - net	125	0.97	114	0.95	348	0.83	313	0.79
Total expenses	3,682	28.41	3,508	29.06	11,260	26.97	10,860	27.51
Pre-tax earnings	799	6.17	635	5.26	3,174	7.60	2,682	6.79
Income tax provision	300	2.32	239	1.98	1,194	2.86	1,012	2.56
Net earnings	$499	3.85	$396	3.28	$1,980	4.74	$1,670	4.23

Weighted average common shares outstanding - basic	1,047		1,126		1,067		1,163
Basic earnings per common share	$0.47		$0.35		$1.84		$1.43
Weighted average common shares outstanding - diluted	1,049		1,128		1,069		1,165
Diluted earnings per common share	$0.47		$0.35		$1.84		$1.42
Cash dividends per share	$0.18		$0.16		$0.52		$0.46

Retained Earnings
Balance at beginning of period	$12,504		$14,199		$13,224		$15,852
Net earnings	499		396		1,980		1,670
Cash dividends	(189)		(180)		(555)		(530)
Share repurchases	(711)		(813)		(2,546)		(3,390)
Balance at end of period	$12,103		$13,602		$12,103		$13,602

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	November 1, 2013		November 2, 2012		November 1, 2013		November 2, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net earnings	$499	3.85	$396	3.28	$1,980	4.74	$1,670	4.23
Foreign currency translation adjustments - net of tax	(4)	(0.03)	8	0.07	(29)	(0.07)	7	0.02
Net unrealized investment losses - net of tax	—	—	(2)	(0.02)	—	—	—	—
Other comprehensive (loss)/income	(4)	(0.03)	6	0.05	(29)	(0.07)	7	0.02
Comprehensive income	$495	3.82	$402	3.33	$1,951	4.67	$1,677	4.25

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	November 1, 2013	November 2, 2012
Cash flows from operating activities:
Net earnings	$1,980	$1,670
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,167	1,185
Deferred income taxes	(117)	(113)
Loss on property and other assets - net	22	69
Loss on equity method investments	41	38
Share-based payment expense	70	75
Changes in operating assets and liabilities:
Merchandise inventory - net	(847)	(640)
Other operating assets	(11)	(150)
Accounts payable	1,063	1,064
Other operating liabilities	491	310
Net cash provided by operating activities	3,859	3,508

Cash flows from investing activities:
Purchases of investments	(530)	(1,333)
Proceeds from sale/maturity of investments	391	1,563
Capital expenditures	(610)	(947)
Contributions to equity method investments - net	(137)	(157)
Proceeds from sale of property and other long-term assets	62	105
Acquisition of business - net	(203)	—
Other - net	4	(14)
Net cash used in investing activities	(1,023)	(783)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	985	1,984
Repayment of long-term debt	(34)	(580)
Proceeds from issuance of common stock under share-based payment plans	117	102
Cash dividend payments	(543)	(524)
Repurchase of common stock	(2,797)	(3,643)
Other - net	(1)	11
Net cash used in financing activities	(2,273)	(2,650)

Effect of exchange rate changes on cash	(3)	2

Net increase in cash and cash equivalents	560	77
Cash and cash equivalents, beginning of period	541	1,014
Cash and cash equivalents, end of period	$1,101	$1,091

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of November 1, 2013, and November 2, 2012, and the results of operations and comprehensive income for the three and nine months ended November 1, 2013, and November 2, 2012 and cash flows for the nine months ended November 1, 2013, and November 2, 2012.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of November 1, 2013, November 2, 2012, and February 1, 2013, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	November 1, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal obligations	$37	$—	$37	$—
Money market funds	35	35	—	—
Municipal floating rate obligations	22	—	22	—
Certificates of deposit	21	21	—	—
Total short-term investments	$115	$56	$59	$—
Available-for-sale securities:
Municipal floating rate obligations	$419	$—	$419	$—
Municipal obligations	20	—	20	—
Total long-term investments	$439	$—	$439	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	November 2, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal obligations	$51	$—	$51	—
Money market funds	63	63	—	—
Municipal floating rate obligations	61	—	61	—
Other	6	—	6	—
Trading securities:
Mutual funds	28	28	—	—
Total short-term investments	$209	$91	$118	$—
Available-for-sale securities:
Municipal floating rate obligations	$278	$—	$278	$—
Municipal obligations	72	—	72	—
Total long-term investments	$350	$—	$350	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	February 1, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal obligations	$56	$—	$56	—
Money market funds	49	49	—	—
Municipal floating rate obligations	14	—	14	—
Other	6	—	6	—
Total short-term investments	$125	$49	$76	$—
Available-for-sale securities:
Municipal floating rate obligations	$230	$—	$230	$—
Municipal obligations	41	—	41	—
Total long-term investments	$271	$—	$271	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended November 1, 2013 and November 2, 2012, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During the nine months ended November 1, 2013, 10 operating locations experienced a triggering event and were evaluated for recoverability. These 10 operating locations were determined to be recoverable and, therefore, were not impaired.  For eight of these 10 locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets.  A 10% reduction in projected sales used to estimate future cash flows at the latest date these ten operating locations were evaluated for impairment would have resulted in the impairment of five of these locations and increased recognized impairment losses by $55 million.  We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

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

During the nine months ended November 1, 2013, the Company incurred total impairment charges of $14 million, excluding costs to sell, for 26 excess property locations.  A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by approximately $4 million.

The following tables present the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale.  Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at November 1, 2013 and November 2, 2012.

Fair Value Measurements - Nonrecurring Basis

	Three Months Ended
	November 1, 2013		November 2, 2012
	Fair Value	Impairment	Fair Value	Impairment
(In millions)	Measurements	Losses	Measurements	Losses
Assets-held-for-use:
Operating locations	$—	$—	$18	$(48)
Excess properties	27	(9)	1	(2)
Assets-held-for-sale:
Excess properties	—	—	3	—
Total	$27	$(9)	$22	$(50)

	Nine Months Ended
	November 1, 2013		November 2, 2012
	Fair Value	Impairment	Fair Value	Impairment
(In millions)	Measurements	Losses	Measurements	Losses
Assets-held-for-use:
Operating locations	$—	$—	$19	$(54)
Excess properties	38	(12)	32	(17)
Assets-held-for-sale:
Excess properties	6	(2)	4	(1)
Total	$44	$(14)	$55	$(72)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	November 1, 2013		November 2, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Unsecured notes (Level 1)	$9,615	$10,488	$8,626	$10,160
Mortgage notes (Level 2)	18	19	19	23
Long-term debt (excluding capitalized lease obligations)	$9,633	$10,507	$8,645	$10,183

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program.  Restricted balances included in short-term investments were $88 million at November 1, 2013, $132 million at November 2, 2012, and $123 million at February 1, 2013.

Restricted balances included in long-term investments were $244 million at November 1, 2013, $280 million at November 2, 2012, and $263 million at February 1, 2013.

Note 4: Property - Property is shown net of accumulated depreciation of $14.0 billion at November 1, 2013, $13.3 billion at November 2, 2012, and $13.2 billion at February 1, 2013.

Note 5: Acquisitions - On August 30, 2013, the Company acquired the majority of the assets of Orchard Supply Hardware (Orchard), a neighborhood hardware and backyard store, primarily located in densely populated markets in California, for approximately $207 million in cash and assumed liabilities.  The acquisition provides a smaller store format that allows additional opportunities for growth.  Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of this acquisition was preliminarily allocated as follows:

(In millions)	August 30, 2013
Purchase Price:
Cash paid	$207

Allocation:
Cash acquired	4
Merchandise inventory	155
Property	183
Amortizable intangible assets:
Trade name	8
Other assets	37
Goodwill	26
Current liabilities assumed	(86)
Long-term liabilities assumed	(120)
Total	$207

The trade name acquired has a useful life of 10 years. The goodwill of $26 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is expected to be deductible for tax purposes.  Pro forma and historical financial information has not been provided as the acquisition was not material to our consolidated financial statements.

Note 6: Exit Activities - When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items. For the nine months ended November 1, 2013, the Company relocated one store subject to an operating lease. For the nine months ended November 2, 2012, the Company relocated one store subject to an operating lease.

Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change. Changes to the accrual for exit activities for the three and nine months ended November 1, 2013 and November 2, 2012 are summarized as follows:

	Three Months Ended		Nine months ended
(In millions)	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Accrual for exit activities, balance at beginning of period	$60	$68	$75	$86
Additions to the accrual - net	7	14	8	5
Cash payments	(11)	(5)	(27)	(14)
Accrual for exit activities, balance at end of period	$56	$77	$56	$77

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

	Three Months Ended		Nine Months Ended
(In millions)	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Deferred revenue - extended protection plans, beginning of period	$733	$726	$715	$704
Additions to deferred revenue	67	57	222	191
Deferred revenue recognized	(70)	(63)	(207)	(175)
Deferred revenue - extended protection plans, end of period	$730	$720	$730	$720

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $62 million at November 1, 2013, $110 million at November 2, 2012, and $95 million at February 1, 2013.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Liability for extended protection plan claims, beginning of period	$27	$23	$20	$21
Accrual for claims incurred	33	29	89	71
Claim payments	(39)	(29)	(88)	(69)
Liability for extended protection plan claims, end of period	$21	$23	$21	$23

Note 8: Long-Term Debt - In September 2013, the Company issued $1.0 billion of unsecured notes in two tranches: $500 million of 3.875% notes maturing in September 2023 (the 2023 Notes) and $500 million of 5.0% notes maturing in September 2043 (the 2043 Notes).  The 2023 and 2043 notes were issued at discounts of approximately $3 million and $5 million, respectively.  Interest on these notes is payable semiannually in arrears in March and September of each year until maturity, beginning in March 2014.

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

Note 9: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  The current $5.0 billion share repurchase program, authorized by the Company’s Board of Directors on February 1, 2013, has no expiration and at November 1, 2013, the Company had remaining authorization under the share repurchase program of $2.2 billion.

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

In August 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company's common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 9.0 million shares. Subsequent to the end of the third quarter, on November 21, 2013, the Company finalized the transaction for an additional 1.5 million shares.

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

During the three and nine months ended November 1, 2013, the Company also repurchased shares of its common stock through the open market totaling 5.5 million and 11.6 million shares, respectively, for a cost of $261 million and $523 million, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three and nine months ended November 1, 2013, and November 2, 2012 were as follows:

	Three Months Ended
	November 1, 2013		November 2, 2012
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	14.5	$761	29.6	$850
Shares withheld from employees	—	—	0.1	—
Total share repurchases	14.5	$761	29.7	$850

	Nine Months Ended
	November 1, 2013		November 2, 2012
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	65.1	$2,773	124.4	$3,600
Shares withheld from employees	1.0	38	1.5	43
Total share repurchases	66.1	$2,811	125.9	$3,643

1 Reductions of $711 million and $813 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended November 1, 2013 and November 2, 2012, respectively.

2 Reductions of $2.5 billion and $3.4 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended November 1, 2013 and November 2, 2012, respectively.

Note 10: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  At November 1, 2013, the Company had unrecognized tax benefits of $62 million.  The Company is working to resolve federal items for fiscal years 2008 through 2011 identified under a previous audit cycle.  However, the Company does not believe that these items, as well as the resultant state impact, will be determined within the next 12 months.  There are also ongoing U.S. state audits covering tax years 2004 through 2011.  It is reasonably possible that the Company will resolve $5 million in state related audit items within the next 12 months.  The Company’s Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2009 and 2010.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three and nine months ended November 1, 2013, and November 2, 2012.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Basic earnings per common share:
Net earnings	$499	$396	$1,980	$1,670
Less: Net earnings allocable to participating securities	(4)	(3)	(13)	(11)
Net earnings allocable to common shares	$495	$393	$1,967	$1,659
Weighted-average common shares outstanding	1,047	1,126	1,067	1,163
Basic earnings per common share	$0.47	$0.35	$1.84	$1.43
Diluted earnings per common share:
Net earnings	$499	$396	$1,980	$1,670
Less: Net earnings allocable to participating securities	(4)	(3)	(13)	(11)
Net earnings allocable to common shares	$495	$393	$1,967	$1,659
Weighted-average common shares outstanding	1,047	1,126	1,067	1,163
Dilutive effect of non-participating share-based awards	2	2	2	2
Weighted-average common shares, as adjusted	1,049	1,128	1,069	1,165
Diluted earnings per common share	$0.47	$0.35	$1.84	$1.42

An insignificant number of stock options were anti-dilutive at November 1, 2013. Stock options to purchase 8.2 million shares of common stock for the three months ended November 2, 2012, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. Stock options to purchase 2.1 million and 8.4 million shares of common stock for the nine months ended November 1, 2013, and November 2, 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Long-term debt	$110	$107	$316	$314
Capitalized lease obligations	10	9	29	28
Interest income	(1)	(3)	(3)	(7)
Interest capitalized	(1)	(1)	(3)	(3)
Interest on tax uncertainties	5	—	4	(25)
Other	2	2	5	6
Interest - net	$125	$114	$348	$313

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	November 1, 2013	November 2, 2012
Cash paid for interest, net of amount capitalized	$420	$414
Cash paid for income taxes - net	$1,130	$1,059
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$5	$25
Cash dividends declared but not paid	$189	$180

Note 13: Recent Accounting Pronouncements - In February 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI).  Under the new guidance, entities are required to either: (i) present parenthetically significant reclassifications made into net income on the face of the financial statement where net income is presented or (ii) disclose in the notes to the financial statements significant amounts reclassified out of AOCI and the net income statement line item affected.  In addition, entities are required to disaggregate the total change in each component of AOCI by separately disclosing reclassification adjustments and current period other comprehensive income.  The guidance was effective for interim and annual periods beginning after December 15, 2012.  The adoption of the guidance by the Company did not have a material impact on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 1, 2013 and November 2, 2012, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and nine-month periods ended November 1, 2013 and November 2, 2012, and of cash flows for the fiscal nine-month periods ended November 1, 2013 and November 2, 2012. These consolidated interim financial statements are the responsibility of the Company's management.

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
December 3, 2013

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended November 1, 2013, and November 2, 2012.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2012.  This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the third quarter of 2013 increased 7.3% to $13.0 billion.  Comparable sales for the third quarter of 2013 increased 6.2%, with comparable sales of 7.3% in August, 5.6% in September and 5.8% in October. Net earnings for the third quarter increased 26.0% to $499 million with diluted earnings per share increasing 34.3% to $0.47 per share.  During the third quarter of 2013, we paid $191 million in dividends and repurchased a total of $761 million of common stock through our share repurchase program. Shares repurchased through the program totaled 16.0 million, including approximately 14.5 million shares repurchased during the quarter, plus an additional 1.5 million shares received subsequent to quarter-end due to the settlement of the third quarter ASR on November 21, 2013.

During the quarter, we delivered positive comparable sales in all product categories except for Outdoor Power Equipment, which experienced difficult comparisons to prior year in the last week of the quarter due to hurricane-related sales. We also saw strength in all regions of the country with double-digit performance in Florida, as well as strong performance in California and Arizona, markets where the housing recovery continues to progress. Pro Services also continued to perform well across the country. Overall, our performance for the quarter reflected improvements in collaboration and execution, which enabled us to take advantage of growth in the home improvement market. We applied our enhanced sales and operations planning with an intent to better understand the consumer mindset season-to-season and change the way we go to market through coordinated planning across channels, binding together every function of our organization. Through this process, we addressed an opportunity to improve seasonal planning, including the cadence of product introductions, promotions and staffing.

This enhanced sales and operations planning process was made even more effective by other elements of our transformation undertaken since 2011, including the organizational changes made in fiscal 2012, our ongoing Product Differentiation and Value Improvement initiatives and the additional store labor investment. Using information provided by our Value Improvement initiative, together with our sales and operations planning process, we continue to prepare for increased demand by expanding job lot quantities, which benefit Pro customers, and by increasing overall in-stock services levels. We expect these incremental inventory investments to be completed by the end of the year and will position us to achieve greater inventory productivity. In addition, we invested in weekday labor hours to improve close rates by adding an average of approximately 150 store hours per week to the staffing model for nearly two-thirds of our stores. All of these elements are designed to work together to improve the customer experience.

Despite the recent government shutdown and decline in home affordability, the home improvement industry is still poised for     growth in the fourth quarter, and we expect further acceleration of industry growth next year. Stronger job and income growth, improving household financial conditions and the lagging benefit of the recovery in home buying will be the key drivers of acceleration.

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

	Three Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 1, 2013	November 2, 2012	2013 vs. 2012	2013 vs. 2012
Net sales	100.00%	100.00%	N/A	7.3%
Gross margin	34.58	34.32	26	8.2
Expenses:
Selling, general and administrative	24.56	25.03	(47)	5.3
Depreciation	2.88	3.08	(20)	0.5
Interest - net	0.97	0.95	2	9.5
Total expenses	28.41	29.06	(65)	5.0
Pre-tax earnings	6.17	5.26	91	25.9
Income tax provision	2.32	1.98	34	25.5
Net earnings	3.85%	3.28%	57	26.1%
EBIT margin[1]	7.14%	6.21%	93	23.4%

	Nine Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase /(Decrease) in Dollar Amounts from Prior Period
	November 1, 2013	November 2, 2012	2013 vs. 2012	2013 vs. 2012
Net sales	100.00%	100.00%	N/A	5.8%
Gross margin	34.57	34.30	27	6.6
Expenses:
Selling, general and administrative	23.52	23.91	(39)	4.1
Depreciation	2.62	2.81	(19)	(1.6)
Interest - net	0.83	0.79	4	11.1
Total expenses	26.97	27.51	(54)	3.7
Pre-tax earnings	7.60	6.79	81	18.3
Income tax provision	2.86	2.56	30	18.0
Net earnings	4.74%	4.23%	51	18.6%
EBIT margin[1]	8.43%	7.58%	85	17.6%

	Three Months Ended		Nine Months Ended
Other Metrics	November 1, 2013	November 2, 2012	November 1, 2013	November 2, 2012
Comparable sales increase [2]	6.2%	1.8%	5.1%	1.3%
Total customer transactions (in millions)	202	191	643	627
Average ticket [3]	$64.07	$63.11	$64.93	$62.94
At end of period:
Number of stores [4]	1,831	1,750
Sales floor square feet (in millions)	200	197
Average store size selling square feet (in thousands) [4,5]	109	113
Return on invested capital [6]	11.3%	9.4%

1 EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.
2 A comparable location is defined as a location that has been open longer than 13 months.  A location that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales includes online sales.
3 Average ticket is defined as net sales divided by the total number of customer transactions.
4 The number of stores as of November 1, 2013 includes 72 stores from the acquisition of the majority of assets of Orchard on August 30, 2013. The average store size selling square footage is approximately 36k for an Orchard store.
5 Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
6 Return on invested capital is a non-GAAP financial measure.  See below for additional information.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)

	For the periods ended
Calculation of Return on Invested Capital	November 1, 2013	November 2, 2012
Numerator [1]
Net earnings	$2,269	$1,993
Plus:
Interest expense - net	457	415
Provision for income taxes	1,360	1,175
Earnings before interest and taxes	4,086	3,583
Less:
Income tax adjustment [2]	1,531	1,329
Net operating profit after tax	$2,555	$2,254
Effective tax rate	37.5%	37.1%
Denominator
Average debt and equity [3]	$22,690	$24,019
Return on invested capital	11.3%	9.4%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,269	$1,993
Denominator
Average debt and equity [3]	$22,690	$24,019
Return on average debt and equity	10.0%	8.3%

1 Amounts used in the calculation of the numerator are based on the trailing four quarters.
2 Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.
3 Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 7.3% to $13.0 billion in the third quarter of 2013.  Comparable sales increased 6.2% over the same period, driven by a 3.6% increase in comparable customer transactions and a 2.5% increase in comparable average ticket.

Performance during the third quarter was strong across product categories as 11 of 12 product categories experienced positive comparable sales.  During the quarter, we experienced comparable sales increases above the company average in the following categories:  Flooring, Kitchens & Appliances, Paint, Fashion Fixtures, and Seasonal Living. We drove strong performance in large project categories such as Flooring and Kitchens & Appliances, which reflects an emerging willingness by consumers to replace worn or outdated items or to make more significant enhancements to their homes. We also performed well in Fashion Fixtures and Paint where we were prepared with the right products and advice to assist customers as they prepared for the holidays. Through our enhanced sales and operations planning process, we were able to make improvements in our seasonal planning and the timing of product introductions, which helped drive strong performance in these fall interior project categories.

We also benefited from inflation which contributed approximately 25 basis points to comparable sales. However, comparable sales for the quarter were negatively impacted 45 basis points as a result of difficult comparisons to prior year hurricane related sales, which also negatively impacted our Outdoor Power Equipment category during the last week of the third quarter.

Net sales increased 5.8% to $41.8 billion for the first nine months of 2013 compared to 2012.  Comparable sales increased 5.1% over the same period, driven by a 3.4% increase in comparable average ticket and a 1.7% increase in comparable customer transactions.

Gross Margin – For the third quarter of 2013, gross margin increased 26 basis points as a percentage of sales.  Gross margin was positively impacted by 52 basis points resulting from our Value Improvement initiative.  Gross margin was negatively impacted by 14 basis points as a result of higher penetration of our proprietary credit value proposition, which increased 145 basis points over the prior year and was approximately 26.6% of sales. In addition, promotions during the quarter negatively impacted gross margin by approximately 10 basis points.

Gross margin as a percentage of sales increased 27 basis points for the first nine months of 2013 compared to 2012 due to the same factors that impacted gross margin in the third quarter.

SG&A – For the third quarter of 2013, SG&A expense leveraged 47 basis points as a percentage of sales compared to the third quarter of 2012.  This was driven by leverage of 35 basis points due to greater long-lived asset impairments and discontinued project expenses in the prior year.  We also experienced 35 basis points of leverage associated with casualty insurance due to the reduction in the discount rate applied in the prior year. In addition, we experienced 31 basis points of leverage associated with our proprietary credit program due to lower operating costs, including costs associated with promotional financing. We also experienced 20 basis points of leverage in contract labor expense as a result of lower spending on information technology projects in the current year. These were partially offset by 41 basis points of deleverage associated with incentive compensation due to higher attainment levels and 16 basis points of deleverage in operating salaries, which includes the additional store labor investment to provide for increased staffing during peak weekday hours. We also experienced 16 basis points of deleverage as a result of reset and remerchandising activity associated with efforts to improve customer experiences.

SG&A expense as a percentage of sales leveraged 39 basis point in the first nine months of 2013 compared to 2012 due primarily to the same factors that impacted SG&A expense in the third quarter.

Depreciation – Depreciation expense leveraged 20 basis points for the third quarter compared to the prior year due to increased sales.  Property, less accumulated depreciation, decreased to $21.0 billion at November 1, 2013 compared to $21.6 billion at November 2, 2012.  As of November 1, 2013, and November 2, 2012, we owned 86% of our stores, which included stores on leased land.

Depreciation expense leveraged 19 basis points in the first nine months of 2013 compared to 2012 due to increased sales.

Interest – Net – Interest expense for the third quarter and first nine months of 2013 increased compared to the prior year primarily as a result of a favorable tax settlement that resulted in a reduced interest accrual in the second quarter of 2012.

Income Tax Provision – Our effective income tax rates were 37.6% for the three and nine months ended November 1, 2013, respectively, and 37.6% and 37.7% for the three and nine months ended November 2, 2012, respectively.  Our effective income tax rate was 37.6% for fiscal 2012.

LOWE’S BUSINESS OUTLOOK

As of November 20, 2013, the date of our third quarter 2013 earnings release, our fiscal year 2013 guidance expected total sales to increase approximately 6% and comparable sales to increase approximately 5%.  We expected to open 9 stores during 2013.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 75 basis points.  In addition, the effective income tax rate was expected to be approximately 37.8%.  Diluted earnings per share of $2.15 were expected for fiscal 2013.

We repurchased $2.8 billion under our share repurchase program in the first nine months of fiscal 2013.  Our guidance assumed a total of $3.7 billion of share repurchases for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the nine months ended November 1, 2013, versus the nine months ended November 2, 2012, was primarily driven by an increase in net earnings.  The increase in net cash used in investing activities for the nine months ended November 1, 2013, versus the nine months ended November 2, 2012, was driven by an increase in the net purchase activity of investments and cash paid for acquisitions, partially offset by a decrease in capital expenditures. The decrease in net cash used in financing activities for the nine months ended November 1, 2013, versus the nine months ended November 2, 2012, was driven primarily by a decrease in share repurchase activity, which included shares repurchased under our share repurchase program and shares withheld from employees to satisfy statutory tax withholding liabilities upon vesting of restricted stock awards, and the repayment of unsecured notes that matured in the prior year. These were partially offset by a decrease in cash provided by the issuance of long term-debt as a result of the issuance of $1.0 billion of unsecured notes in September 2013 versus the issuance of $2.0 billion of unsecured notes in April 2012.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in October 2016.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at November 1, 2013.  Thirteen banking institutions are participating in the senior credit facility.  There were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under our commercial paper program at November 1, 2013.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of December 3, 2013, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Senior Debt Outlook	Stable	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for investments in our existing stores, investments in information technology, expansion plans, acquisitions, if any, and to return cash to shareholders through both dividends and share repurchases over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.  In addition, we do not have a significant amount of cash held in foreign affiliates that would not be available to fund domestic operations.

Cash Requirements

Capital expenditures
Our fiscal 2013 capital forecast is approximately $900 million.  Investments in our existing stores are expected to account for approximately 35% of net cash outflow including investments in store equipment, resets and remerchandising.  Approximately 35% of the planned net cash outflow is for investments to enhance the customer experience, including enhancements in information technology.  In addition, approximately 20% of the planned net cash outflow is for store expansion.  Our expansion plans for 2013 consist of 9 stores, which includes two leased stores.  Three of these new stores are also expected to be on leased land.  Other planned capital expenditures, accounting for 10% of planned net cash outflow, are for investments in our distribution network, including one additional regional distribution center which opened during the first quarter of 2013.

On August 30, 2013, the Company acquired the majority of the assets of Orchard, a neighborhood hardware and backyard store, primarily located in densely populated markets in California, for approximately $207 million in cash and assumed liabilities.

Debt and capital
In September 2013, we issued $1.0 billion of unsecured notes in two tranches: $500 million of 3.875% notes maturing in September 2023 (the 2023 Notes) and $500 million of 5.0% notes maturing in September 2043 (the 2043 Notes).  Net proceeds from the 2023 and 2043 notes were approximately $497 million and $495 million, respectively.

We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of November 1, 2013, we had a remaining repurchase authorization of $2.2 billion with no expiration date.  Our Business Outlook included herein assumes approximately $3.7 billion in share repurchases for 2013.  See Note 9 to the consolidated financial Statements included in this report for additional information regarding share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In September 2013, we issued $1.0 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes long-term debt, excluding capitalized lease obligations, at November 1, 2013.  The unsecured notes are further described in Note 8 to the consolidated financial statements (unaudited) included herein.

	Payments Due by Period
Contractual Obligations		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discount)	$9,700	$2	$1,534	$753	$7,411
Long-term debt (interest payments)	$7,338	$459	$887	$759	$5,233
Total	$17,038	$461	$2,421	$1,512	$12,644

In addition, as a result of its acquisition of the majority of the assets of Orchard on August 30, 2013, Lowe's assumed operating and capitalized leases with total future payment obligations of $477 million as of November 1, 2013. The acquisition of Orchard is described in Note 5 to the consolidated financial statements (unaudited) included herein.

As of November 1, 2013, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2012. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act").  Statements of the Company's expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.  Such forward-looking statements are found in, among other places, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Statements containing words such as “expects,” “plans,” “strategy,” “projects,” “believes,” “opportunity,” “anticipates,” “desires,” “confident,” and similar expressions are intended to highlight or indicate “forward-looking statements.”  Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct.  A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as continued high rates of unemployment, interest rate and currency fluctuations, fluctuating fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of lower home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values.  For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 1, 2013, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended November 1, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2013.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of 2013:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 3, 2013 - August 30, 2013 [3]	11.4	$46.91	11.4	$2,375
August 31, 2013 - October 4, 2013	0.9	47.99	0.9	2,333
October 5, 2013 - November 1, 2013	2.2	48.52	2.2	2,226
As of November 1, 2013	14.5	$47.22	14.5	$2,226

1 During the third quarter of fiscal 2013, the Company repurchased an aggregate of 14.5 million shares of its common stock, including shares repurchased under an ASR agreement as described in Note 3 below. The total number of shares purchased also includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

2 Authorization for up to $5.0 billion of share repurchases with no expiration was approved on February 1, 2013. Although the repurchase authorization has no expiration, the Company expects to execute the program by the end of fiscal
2014 through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations.

3 In August 2013, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the ASR agreement, the Company paid $500 million to the financial institution and received an initial delivery of 9.0 million shares in the third quarter of 2013. In November 2013, the Company finalized the transaction and received an additional 1.5 million shares. The average price paid per share reflected in the table above was derived using the fair market value of the shares on the date the initial 9.0 million shares were delivered.  See Note 9 to the consolidated financial statements included in this report.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	August 27, 2012

10.1	Amendment No. 5 to the Lowe's Companies Benefit Restoration Plan, as amended and restated effective January 1, 2008. *‡

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
‡    Filed herewith.
†    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

December 3, 2013	/s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer