Form 10-Q
period 2014-05-02
LOWES COMPANIES INC
filed 2014-06-03
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT May 30, 2014
Common Stock, $.50 par value	997,316,166

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 2, 2014	May 3, 2013	January 31, 2014
Assets
Current assets:
Cash and cash equivalents		$658	$1,081	$391
Short-term investments		110	118	185
Merchandise inventory - net		10,515	10,274	9,127
Deferred income taxes - net		283	228	252
Other current assets		386	313	341
Total current assets		11,952	12,014	10,296
Property, less accumulated depreciation		20,617	21,257	20,834
Long-term investments		360	272	279
Other assets		1,300	1,188	1,323
Total assets		$34,229	$34,731	$32,732

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	$—	$386
Current maturities of long-term debt		47	47	49
Accounts payable		7,051	7,041	5,008
Accrued compensation and employee benefits		501	467	785
Deferred revenue		1,055	1,008	892
Other current liabilities		2,160	1,876	1,756
Total current liabilities		10,814	10,439	8,876
Long-term debt, excluding current maturities		10,080	9,026	10,086
Deferred income taxes - net		261	440	291
Deferred revenue - extended protection plans		730	717	730
Other liabilities		862	857	896
Total liabilities		22,747	21,479	20,879

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
May 2, 2014	1,012
May 3, 2013	1,088
January 31, 2014	1,030	506	544	515
Capital in excess of par value		—	38	—
Retained earnings		10,985	12,618	11,355
Accumulated other comprehensive (loss)/income		(9)	52	(17)
Total shareholders' equity		11,482	13,252	11,853
Total liabilities and shareholders' equity		$34,229	$34,731	$32,732

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 2, 2014		May 3, 2013
Current Earnings	Amount	Percent	Amount	Percent
Net sales	$13,403	100.00	$13,088	100.00
Cost of sales	8,645	64.50	8,533	65.20
Gross margin	4,758	35.50	4,555	34.80
Expenses:
Selling, general and administrative	3,319	24.76	3,222	24.62
Depreciation	373	2.78	352	2.69
Interest - net	124	0.93	113	0.86
Total expenses	3,816	28.47	3,687	28.17
Pre-tax earnings	942	7.03	868	6.63
Income tax provision	318	2.37	328	2.50
Net earnings	$624	4.66	$540	4.13

Weighted average common shares outstanding - basic	1,015		1,088
Basic earnings per common share	$0.61		$0.49
Weighted average common shares outstanding - diluted	1,017		1,090
Diluted earnings per common share	$0.61		$0.49
Cash dividends per share	$0.18		$0.16

Retained Earnings
Balance at beginning of period	$11,355		$13,224
Net earnings	624		540
Cash dividends	(183)		(174)
Share repurchases	(811)		(972)
Balance at end of period	$10,985		$12,618

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 2, 2014		May 3, 2013
	Amount	Percent	Amount	Percent
Net earnings	$624	4.66	$540	4.13
Foreign currency translation adjustments - net of tax	8	0.06	—	—
Other comprehensive income	8	0.06	—	—
Comprehensive income	$632	4.72	$540	4.13

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 2, 2014	May 3, 2013
Cash flows from operating activities:
Net earnings	$624	$540
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	398	376
Deferred income taxes	(67)	(26)
Loss on property and other assets - net	24	5
Loss on equity method investments	17	15
Share-based payment expense	28	18
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,384)	(1,674)
Other operating assets	44	(5)
Accounts payable	2,041	2,381
Other operating liabilities	269	362
Net cash provided by operating activities	1,994	1,992

Cash flows from investing activities:
Purchases of investments	(163)	(84)
Proceeds from sale/maturity of investments	157	89
Capital expenditures	(194)	(196)
Contributions to equity method investments - net	(91)	(73)
Proceeds from sale of property and other long-term assets	16	6
Other - net	(5)	(5)
Net cash used in investing activities	(280)	(263)

Cash flows from financing activities:
Net decrease in short-term borrowings	(386)	—
Repayment of long-term debt	(12)	(11)
Proceeds from issuance of common stock under share-based payment plans	24	40
Cash dividend payments	(186)	(178)
Repurchase of common stock	(910)	(1,046)
Other - net	23	5
Net cash used in financing activities	(1,447)	(1,190)

Effect of exchange rate changes on cash	—	1

Net increase in cash and cash equivalents	267	540
Cash and cash equivalents, beginning of period	391	541
Cash and cash equivalents, end of period	$658	$1,081

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 2, 2014, and May 3, 2013, and the results of operations, comprehensive income and cash flows for the three months ended May 2, 2014, and May 3, 2013.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the Annual Report).  The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of May 2, 2014, May 3, 2013, and January 31, 2014, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	May 2, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$51	$51	$—	$—
Certificates of deposit	21	21	—	—
Municipal floating rate obligations	20	—	20	—
Municipal obligations	18	—	18	—
Total short-term investments	$110	$72	$38	$—
Available-for-sale securities:
Municipal floating rate obligations	$347	$—	$347	$—
Municipal obligations	13	—	13	—
Total long-term investments	$360	$—	$360	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	May 3, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$51	$51	$—	$—
Municipal floating rate obligations	15	—	15	—
Municipal obligations	52	—	52	—
Total short-term investments	$118	$51	$67	$—
Available-for-sale securities:
Municipal floating rate obligations	$231	$—	$231	$—
Municipal obligations	41	—	41	—
Total long-term investments	$272	$—	$272	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	January 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$128	$128	$—	$—
Certificates of deposit	21	21	—	—
Municipal floating rate obligations	18	—	18	—
Municipal obligations	18	—	18	—
Total short-term investments	$185	$149	$36	$—
Available-for-sale securities:
Municipal floating rate obligations	$265	$—	$265	$—
Municipal obligations	14	—	14	—
Total long-term investments	$279	$—	$279	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 2, 2014 and May 3, 2013, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During the three months ended May 2, 2014, four operating locations experienced a triggering event and were evaluated for recoverability. Two of these four operating locations were determined to be impaired due to a decline in cash flow trends and an unfavorable sales outlook at these two locations, resulting in an impairment loss of $23 million. The discounted cash flow model used to estimate the fair value of the two impaired operating locations assumed average annual sales growth rates ranging from 3.5% to 6.0% over the remaining lives of the locations and applied a discount rate of approximately 6.5%.

The other two operating locations that experienced a triggering event during 2014 were determined to be recoverable and, therefore, were not impaired. For these two locations, the expected undiscounted cash flows substantially exceeded the net book value of each location's assets. A 10% reduction in projected sales used to estimate future cash flows at the latest date these two operating locations were evaluated for impairment would have resulted in their impairment and increased recognized impairment losses by $28 million.  We analyzed other assumptions made in estimating the future cash flows of these other two operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings.  Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at May 2, 2014 and May 3, 2013.

Fair Value Measurements - Nonrecurring Basis

	Three Months Ended
	May 2, 2014		May 3, 2013
	Fair Value	Impairment	Fair Value	Impairment
(In millions)	Measurements	Losses	Measurements	Losses
Assets-held-for-use:
Operating locations	$9	$(23)	$—	$—
Total	$9	$(23)	$—	$—

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	May 2, 2014		May 3, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Unsecured notes (Level 1)	$9,617	$10,777	$8,628	$10,089
Mortgage notes (Level 2)	17	19	18	22
Long-term debt (excluding capitalized lease obligations)	$9,634	$10,796	$8,646	$10,111

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program.  Restricted balances included in short-term investments were $87 million at May 2, 2014, $116 million at May 3, 2013, and $162 million at January 31, 2014.
Restricted balances included in long-term investments were $328 million at May 2, 2014, $265 million at May 3, 2013, and $268 million at January 31, 2014.

Note 4: Property - Property is shown net of accumulated depreciation of $14.6 billion at May 2, 2014, $13.4 billion at May 3, 2013, and $14.2 billion at January 31, 2014.

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

	Three Months Ended
(In millions)	May 2, 2014	May 3, 2013
Deferred revenue - extended protection plans, beginning of period	$730	$715
Additions to deferred revenue	75	70
Deferred revenue recognized	(75)	(68)
Deferred revenue - extended protection plans, end of period	$730	$717

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $46 million at May 2, 2014, $83 million at May 3, 2013, and $53 million at January 31, 2014.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets.  Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended
(In millions)	May 2, 2014	May 3, 2013
Liability for extended protection plan claims, beginning of period	$18	$20
Accrual for claims incurred	29	27
Claim payments	(30)	(27)
Liability for extended protection plan claims, end of period	$17	$20

Note 6: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On February 1, 2013, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On January 31, 2014, the Company's Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration. As of May 2, 2014, the Company had total share repurchase authorization remaining available of $5.4 billion. We expect to repurchase $3.4 billion in shares during fiscal year 2014, spread evenly across the quarters.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three months ended May 2, 2014, and May 3, 2013 were as follows:

	Three Months Ended
	May 2, 2014		May 3, 2013
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	17.9	$850	23.5	$1,010
Shares withheld from employees	0.9	42	0.9	36
Total share repurchases	18.8	$892	24.4	$1,046

1 Reductions of $811 million and $972 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended May 2, 2014 and May 3, 2013, respectively.

Note 7: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities.  During the three months ended May 2, 2014, the Company began participating in the Internal Revenue Service (IRS) Compliance Assurance Program, which enables the Company to work with the IRS in an effort to resolve issues relating to the Company’s current federal tax liability prior to the filing of the Company’s federal tax return.

During the three months ended May 2, 2014, the Company resolved various federal items identified through a previous audit cycle, which resulted in the reduction of its unrecognized tax benefit by $57 million.  At May 2, 2014, the Company had remaining unrecognized tax benefits of $5 million.  The Company’s Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2009 and 2010.  The Company also has ongoing U.S. state audits covering tax years 2006 through 2012.  It is reasonably possible that the Company will resolve $5 million in state related audit items within the next 12 months.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for the three months ended May 2, 2014, and May 3, 2013.

	Three Months Ended
(In millions, except per share data)	May 2, 2014	May 3, 2013
Basic earnings per common share:
Net earnings	$624	$540
Less: Net earnings allocable to participating securities	(4)	(3)
Net earnings allocable to common shares	$620	$537
Weighted-average common shares outstanding	1,015	1,088
Basic earnings per common share	$0.61	$0.49
Diluted earnings per common share:
Net earnings	$624	$540
Less: Net earnings allocable to participating securities	(4)	(3)
Net earnings allocable to common shares	$620	$537
Weighted-average common shares outstanding	1,015	1,088
Dilutive effect of non-participating share-based awards	2	2
Weighted-average common shares, as adjusted	1,017	1,090
Diluted earnings per common share	$0.61	$0.49

An insignificant number of stock options were anti-dilutive at May 2, 2014. Stock options to purchase 1.5 million shares of common stock for the three months ended May 3, 2013, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 2, 2014	May 3, 2013
Long-term debt	$114	$103
Capitalized lease obligations	11	9
Interest income	(1)	(1)
Interest capitalized	—	(1)
Interest on tax uncertainties	(2)	—
Other	2	3
Interest - net	$124	$113

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 2, 2014	May 3, 2013
Cash paid for interest, net of amount capitalized	$215	$193
Cash paid for income taxes - net	$33	$137
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$4	$10
Cash dividends declared but not paid	$183	$174

Note 10: Recent Accounting Pronouncements - In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation.  Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale.

The guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of the guidance by the Company is not expected to have a material impact on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 2, 2014 and May 3, 2013, and the related consolidated statements of current and retained earnings, comprehensive income, and cash flows for the fiscal three-month periods ended May 2, 2014 and May 3, 2013. These consolidated interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2014, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 31, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of January 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 3, 2014

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 2, 2014, and May 3, 2013.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.  Unless otherwise specified, all comparisons made are to the corresponding period of 2013.  This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the first quarter of 2014 increased 2.4% to $13.4 billion with comparable sales increasing 0.9%. Net earnings for the first quarter increased 15.6% to $624 million with diluted earnings per share increasing 24.5% to $0.61 per share.  During the first quarter of 2014, we paid $186 million in dividends and repurchased a total of $850 million of common stock through our share repurchase program.

We delivered comparable sales growth of 0.9% for the quarter, driven primarily by an increase in comparable average ticket. In the southern and western parts of the country, where weather was more favorable, we experienced comparable sales in the mid-single digits. In the northeastern part of the country, which experienced the greatest impact of poor weather conditions, we experienced negative comparable sales. Some areas in the northeast also faced difficult comparisons to the prior year due to last year’s Hurricane Sandy recovery activity. We did, however, continue to see strength in our Pro Services business, which outperformed the company average comparable sales during the quarter.

We are focused in fiscal year 2014 on three main priorities to drive further top-line growth. First, we continue to use our enhanced Sales & Operations Planning process to improve seasonal planning, which helped us to drive ticket growth and support traffic despite unfavorable weather conditions in the first quarter. We built operating plans by climatic zones in order to get the most from our investments in inventory, staffing and marketing, which helped alleviate some of the pressure on our business during the quarter due to the prolonged winter weather. Second, we are improving our product and service offerings for the Pro customer, which includes having the types of products and brands Pros demand. Third, we are building customer experience design capabilities. Our customer experience design team is working with customers to better understand how they approach specific home improvement projects, from planning, shopping and buying, to completing and enjoying. Based on these insights, the team is designing entire experiences, from inspiration and product assortment, to purchase and fulfillment.

From a macroeconomic perspective, home improvement industry growth remains positive despite the slow start to spring with economic forecasts suggesting a moderate improvement in growth for the year. Growth in key indicators such as employment, income, and consumer spending has recently begun to improve from earlier in the year. Although signals from the housing market have been mixed, we believe stronger job and income growth and gradually loosening credit conditions indicate that the environment for home improvement spending should remain favorable. Continuing improvement in the macroeconomic landscape and consumer sentiment, together with our strengthening execution, strategic priorities and keen focus on productivity and flow through, continue to give us confidence in our Business Outlook for 2014.

OPERATIONS

The following tables set forth the percentage relationship to net sales of each line item of the consolidated statements of earnings (unaudited), as well as the percentage change in dollar amounts from the prior period.  These tables should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited)

	Three Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 2, 2014	May 3, 2013	2014 vs. 2013	2014 vs. 2013
Net sales	100.00%	100.00%	N/A	2.4%
Gross margin	35.50	34.80	70	4.5
Expenses:
Selling, general and administrative	24.76	24.62	14	3.0
Depreciation	2.78	2.69	9	5.9
Interest - net	0.93	0.86	7	10.2
Total expenses	28.47	28.17	30	3.5
Pre-tax earnings	7.03	6.63	40	8.5
Income tax provision	2.37	2.50	(13)	(3.0)
Net earnings	4.66%	4.13%	53	15.5%
EBIT margin [1]	7.96%	7.49%	47	8.7%

	Three Months Ended
Other Metrics	May 2, 2014	May 3, 2013
Comparable sales increase/(decrease) [2]	0.9%	(0.7)%
Total customer transactions (in millions)	207	201
Average ticket [3]	$64.68	$64.99
At end of period:
Number of stores [4]	1,836	1,755
Sales floor square feet (in millions)	201	197
Average store size selling square feet (in thousands) [4,5]	109	113
Return on invested capital [6]	12.0%	9.5%

[1]	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.

[2]
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

[3]	Average ticket is defined as net sales divided by the total number of customer transactions.

[4]	The number of stores as of May 2, 2014 includes 73 Orchard Supply Hardware (Orchard) stores.

[5]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe's home improvement store has approximately 112,000 square feet of retail selling space, while the average Orchard store has approximately 36,000 square feet of retail selling space.

[6]	Return on invested capital is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	May 2, 2014	May 3, 2013
Numerator [1]
Net earnings	$2,370	$1,972
Plus:
Interest expense - net	488	433
Provision for income taxes	1,377	1,183
Earnings before interest and taxes	4,235	3,588
Less:
Income tax adjustment [2]	1,560	1,346
Net operating profit after tax	$2,675	$2,242
Effective tax rate	36.8%	37.5%
Denominator
Average debt and equity [3]	$22,245	$23,554
Return on invested capital	12.0%	9.5%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,370	$1,972
Denominator
Average debt and equity [3]	$22,245	$23,554
Return on average debt and equity	10.7%	8.4%

1 Amounts used in the calculation of the numerator are based on the trailing four quarters.
2 Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.
3 Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 2.4% to $13.4 billion in the first quarter of 2014.  Comparable sales increased 0.9% over the same period, driven by a 0.8% increase in comparable average ticket, and a 0.1% increase in comparable customer transactions.

For the first quarter, seven of our 12 product categories had comparable sales increases. Overall, indoor product categories, which accounted for approximately 65% of sales, experienced solid performance with a comparable sales increase of approximately 2% and mid-single digit increases in areas of the country where weather was more cooperative. However, comparable sales in outdoor product categories declined approximately 1.5% overall, with Outdoor Power Equipment, Lumber & Building Materials, and Lawn & Garden having experienced the greatest impact of unfavorable weather. Although the prolonged winter in many areas of the country reduced demand for outdoor products, we were able to mitigate the impact in seasonal categories by positioning weather relevant products at our regional distribution centers, which enabled quick deliveries to our stores in areas hardest hit by winter weather.

During the quarter, we experienced comparable sales increases above the company average in the following categories: Kitchens & Appliances, Fashion Fixtures, Rough Plumbing & Electrical, Tools & Hardware, and Millwork. Comparable sales increases in Kitchens & Appliances were primarily driven by our extensive offering of major appliance brands. In Fashion Fixtures, we experienced particular strength in light bulbs driven by LED and other energy-efficient products, as well as in fashion plumbing products where we are providing compelling new styles and coordinated sets for customers refreshing or remodeling their bathrooms. Likewise, in Rough Plumbing & Electrical we were able to generate strong sales by ensuring that stores had ample supplies of products customers needed to repair pipes damaged by the severe cold, as well as to prepare their HVAC systems for spring.

Gross Margin – For the first quarter of 2014, gross margin increased 70 basis points as a percentage of sales.  Gross margin was positively impacted by 40 basis points resulting from our Value Improvement program.  In addition, the mix of products sold during the quarter positively impacted gross margin by 20 basis points primarily due to lower sales of seasonal products.

SG&A – For the first quarter of 2014, SG&A expense deleveraged 14 basis points as a percentage of sales compared to the first quarter of 2013.  This was driven by deleverage of 18 basis points in employee insurance primarily due to the Affordable Care Act, which drove a 10% increase in enrollment. In addition, we experienced 17 basis points of deleverage associated with long-lived asset impairments. These were partially offset by 23 basis points of leverage associated with our proprietary credit program due to continued growth in the program and lower operating costs.

Depreciation – Depreciation expense deleveraged nine basis points for the first quarter of 2014 compared to the prior year due to information technology assets being placed in service.  Property, less accumulated depreciation, decreased to $20.6 billion at May 2, 2014 compared to $21.3 billion at May 3, 2013.  As of May 2, 2014 and May 3, 2013, we owned 86% and 89% of our stores, respectively, which included stores on leased land.

Interest – Net – Interest expense was $124 million and deleveraged seven basis points as a percentage of sales for the first quarter compared to the prior year primarily due to the issuance of $1 billion of unsecured notes in September 2013.

Income Tax Provision – Our effective income tax rates were 33.8% and 37.8% for the first quarters of 2014 and 2013, respectively.  The lower effective income tax rate for the three months ended May 2, 2014, was attributable to the favorable settlement of certain federal tax matters during the quarter. Our effective income tax rate was 37.8% for fiscal 2013.

LOWE’S BUSINESS OUTLOOK

As of May 21, 2014, the date of our first quarter 2014 earnings release, our fiscal year 2014 guidance expected total sales to increase approximately 5% and comparable sales to increase approximately 4%.  We expected to open approximately 10 home improvement and five Orchard stores during 2014.  Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 65 basis points, and the effective income tax rate was expected to be approximately 37.2%.  Diluted earnings per share of approximately $2.63 were expected for fiscal 2014.

We repurchased 17.9 million shares for $850 million under our share repurchase program in the first three months of fiscal 2014.  Our guidance assumed a total of $3.4 billion of share repurchases for the fiscal year, spread evenly across the quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash used in investing activities for the three months ended May 2, 2014, versus the three months ended May 3, 2013, was primarily driven by an increase in contributions to equity method investments. The increase in net cash used in financing activities for the three months ended May 2, 2014, versus the three months ended May 3, 2013, was driven primarily by an increase in repayments of short-term borrowings, partially offset by a decrease in share repurchase activity, which included shares repurchased under our share repurchase program and shares withheld from employees to satisfy statutory tax withholding liabilities upon vesting of restricted stock awards.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities.  We have a $1.75 billion senior credit facility that expires in October 2016.  The senior credit facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the senior credit facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the senior credit facility.  The senior credit facility contains certain restrictive covenants, which include maintenance of a debt leverage ratio as defined by the senior credit facility.  We were in compliance with those covenants at May 2, 2014.  Thirteen banking institutions are participating in the senior credit facility.  There were no outstanding borrowings or letters of credit under the senior credit facility and no outstanding borrowings under our commercial paper program at May 2, 2014.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of June 3, 2014, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2014 capital forecast is approximately $1.2 billion.  Investments in our existing stores are expected to account for approximately 45% of net cash outflow including investments in store equipment, resets and remerchandising.  Approximately 30% of the planned net cash outflow is for investments to enhance the customer experience, including enhancements in information technology.  In addition, approximately 20% of the planned net cash outflow is for store expansion.  Our expansion plans for 2014 consist of approximately 10 new home improvement stores, approximately half of which will be leased, and five new Orchard stores, all of which will be leased. Other planned capital expenditures, accounting for 5% of planned net cash outflow, are for investments in our distribution network.

Debt and capital
We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status.  As of May 2, 2014, we had a remaining repurchase authorization of $5.4 billion with no expiration date.  Our Business Outlook included above assumed approximately $3.4 billion in share repurchases for 2014, spread evenly across the quarters. See Note 6 to the consolidated financial statements included in this report for additional information regarding share repurchases.

On May 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.23 per share, which represents a 27.8% increase over previously declared quarterly dividends of $0.18 per share.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 2, 2014, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2013. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Statements of the company's expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute "forward-looking statements" under the Act.   Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability and increasing regulation of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of lower home prices, and in the level of repairs, remodeling, and additions to existing homes, as well as a general reduction in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the "Risk Factors" and "Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the SEC) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

The forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this release or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf about any of the matters covered in this release are qualified by these cautionary statements and the “Risk Factors” included in our Annual Report on Form 10-K to the SEC and the description of material changes, if any, therein included in our Quarterly Reports on Form 10-Q.  We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2014, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 2, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

We are a defendant in legal proceedings considered to be in the normal course of business, none of which, individually or collectively, including the matters described below, are believed to have a risk of having a material adverse effect on the Company's financial statements as a whole.

In our Report on Form 10-Q for the quarterly period ended August 2, 2012, we disclosed that one of the Company’s principal operating subsidiaries, Lowe’s Home Centers, LLC, formerly known as Lowe’s HIW, Inc., received a subpoena in April 2012 from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the State of California (the California Regulatory Authorities), seeking documents and information relating to the subsidiary’s handling, storage and disposal of hazardous materials and hazardous wastes.  We have recently resolved this matter, without admitting any issue of law or fact or any violation of law, by entering into a stipulation with the California Regulatory Authorities for entry of final judgment and permanent injunction effective April 1, 2014, whereby we paid approximately $14.9 million upon entry of final judgment and agreed to spend over the next five years a total of approximately $3.2 million on various remedial measures to minimize hazardous waste generation in California.

In our Report on Form 10-Q for the quarterly period ended May 3, 2013, we disclosed that the Company’s principal operating subsidiaries, now known as Lowe’s Home Centers, LLC, and the U.S. Environmental Protection Agency (the EPA) had reached an agreement in principle to resolve allegations of non-compliance with the EPA’s rules regarding lead-based paint renovation activities.  We have recently resolved this matter, without admitting any liability or wrongdoing, by consent decree which was filed in the U.S. District Court for the Southern District of Illinois on April 17, 2014.  The consent decree requires us to pay a civil settlement amount of $500,000 and also imposes various future compliance requirements related to the EPA's lead renovation rule.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of 2014:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
February 1, 2014 - February 28, 2014	6.5	$46.33	6.5	$5,968
March 1, 2014 - April 4, 2014	6.6	49.43	5.8	5,682
April 5, 2014 - May 2, 2014	5.7	46.74	5.6	5,418
As of May 2, 2014	18.8	$47.54	17.9	$5,418

1 During the first quarter of fiscal 2014, the Company repurchased an aggregate of 18.8 million shares of its common stock. The total number of shares purchased included 0.9 million shares withheld from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

2 On February 1, 2013, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On January 31, 2014, the Company's Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. As of May 2, 2014, the Company had total share repurchase authorization remaining available of $5.4 billion. In fiscal 2014, the Company expects to repurchase shares totaling $3.4 billion through purchases made from time to time either in the open market, including through pre-set trading plans, or through private off market transactions in accordance with SEC regulations.

Item 5. - Other Information

Submission of Matters to a Vote of Security Holders - The Company held its annual meeting of shareholders on May 30, 2014. For more information on the proposals, see the Company’s Proxy Statement. Set forth below are the final voting results for each of the proposals included in the proxy statement on which a vote was taken at the annual meeting.

(1) Election of Director Nominees

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Raul Alvarez	763,222,540	10,121,317	122,440,171
David W. Bernauer	767,537,753	5,806,104	122,440,171
Leonard L. Berry, Ph.D.	761,234,159	12,109,698	122,440,171
Angela F. Braly	768,478,382	4,865,475	122,440,171
Richard W. Dreiling	769,711,456	3,632,401	122,440,171
Dawn E. Hudson	762,421,574	10,922,283	122,440,171
Robert L. Johnson	696,671,730	76,672,127	122,440,171
Marshall O. Larsen	767,064,668	6,279,189	122,440,171
Richard K. Lochridge	761,686,136	11,657,721	122,440,171
Robert A. Niblock	750,814,001	22,529,856	122,440,171
Eric C. Wiseman	754,209,535	19,134,322	122,440,171

(2) Proposal to Approve the Lowe's Companies, Inc. 2006 Long Term Incentive Plan, as Amended and Restated Effective March 21, 2014

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
739,776,178	31,738,486	1,829,193	122,440,171

(3) Proposal to Approve the Company’s Executive Compensation

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
748,208,845	22,806,403	2,328,609	122,440,171

(4) Ratify the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2014

VOTES FOR	VOTES AGAINST	ABSTENTIONS
885,507,806	8,769,011	1,507,211

(5) Proposal Regarding Report on Impact of Sustainability Policy

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
15,254,457	707,614,190	50,475,210	122,440,171

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated.	8-K	001-07898	3.1	August 27, 2012

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
‡    Filed herewith.
†    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.

June 3, 2014	/s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer