Form 10-Q
period 2014-08-01
LOWES COMPANIES INC
filed 2014-09-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT August 29, 2014
Common Stock, $.50 par value	987,110,345

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		August 1, 2014	August 2, 2013	January 31, 2014
Assets
Current assets:
Cash and cash equivalents		$1,039	$1,085	$391
Short-term investments		90	189	185
Merchandise inventory - net		9,315	9,106	9,127
Deferred income taxes - net		276	224	252
Other current assets		355	309	341
Total current assets		11,075	10,913	10,296
Property, less accumulated depreciation		20,368	20,969	20,834
Long-term investments		382	306	279
Other assets		1,312	1,220	1,323
Total assets		$33,137	$33,408	$32,732

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	$—	$386
Current maturities of long-term debt		54	47	49
Accounts payable		6,191	5,664	5,008
Accrued compensation and employee benefits		635	651	785
Deferred revenue		1,039	985	892
Other current liabilities		2,094	1,993	1,756
Total current liabilities		10,013	9,340	8,876
Long-term debt, excluding current maturities		10,063	9,015	10,086
Deferred income taxes - net		187	390	291
Deferred revenue - extended protection plans		743	733	730
Other liabilities		891	868	896
Total liabilities		21,897	20,346	20,879

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
August 1, 2014	991
August 2, 2013	1,063
January 31, 2014	1,030	496	532	515
Capital in excess of par value		—	—	—
Retained earnings		10,749	12,504	11,355
Accumulated other comprehensive (loss)/income		(5)	26	(17)
Total shareholders' equity		11,240	13,062	11,853
Total liabilities and shareholders' equity		$33,137	$33,408	$32,732

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	August 1, 2014		August 2, 2013		August 1, 2014		August 2, 2013
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$16,599	100.00	$15,711	100.00	$30,001	100.00	$28,800	100.00
Cost of sales	10,864	65.45	10,314	65.65	19,508	65.02	18,848	65.44
Gross margin	5,735	34.55	5,397	34.35	10,493	34.98	9,952	34.56
Expenses:
Selling, general and administrative	3,541	21.33	3,414	21.73	6,859	22.87	6,635	23.04
Depreciation	375	2.26	367	2.33	748	2.49	719	2.50
Interest - net	126	0.76	110	0.70	250	0.83	223	0.77
Total expenses	4,042	24.35	3,891	24.76	7,857	26.19	7,577	26.31
Pre-tax earnings	1,693	10.20	1,506	9.59	2,636	8.79	2,375	8.25
Income tax provision	654	3.94	565	3.60	973	3.25	893	3.11
Net earnings	$1,039	6.26	$941	5.99	$1,663	5.54	$1,482	5.14

Weighted average common shares outstanding - basic	995		1,067		1,005		1,077
Basic earnings per common share	$1.04		$0.88		$1.65		$1.37
Weighted average common shares outstanding - diluted	996		1,068		1,007		1,079
Diluted earnings per common share	$1.04		$0.88		$1.64		$1.36
Cash dividends per share	$0.23		$0.18		$0.41		$0.34

Retained Earnings
Balance at beginning of period	$10,985		$12,618		$11,355		$13,224
Net earnings	1,039		941		1,663		1,482
Cash dividends	(229)		(192)		(411)		(366)
Share repurchases	(1,046)		(863)		(1,858)		(1,836)
Balance at end of period	$10,749		$12,504		$10,749		$12,504

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	August 1, 2014		August 2, 2013		August 1, 2014		August 2, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net earnings	$1,039	6.26	$941	5.99	$1,663	5.54	$1,482	5.14
Foreign currency translation adjustments - net of tax	4	0.02	(26)	(0.17)	12	0.04	(26)	(0.09)
Other comprehensive income/(loss)	4	0.02	(26)	(0.17)	12	0.04	(26)	(0.09)
Comprehensive income	$1,043	6.28	$915	5.82	$1,675	5.58	$1,456	5.05

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 1, 2014	August 2, 2013
Cash flows from operating activities:
Net earnings	$1,663	$1,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	798	767
Deferred income taxes	(137)	(56)
Loss on property and other assets - net	29	12
Loss on equity method investments	31	27
Share-based payment expense	53	44
Changes in operating assets and liabilities:
Merchandise inventory - net	(182)	(517)
Other operating assets	90	4
Accounts payable	1,180	1,009
Other operating liabilities	398	584
Net cash provided by operating activities	3,923	3,356

Cash flows from investing activities:
Purchases of investments	(300)	(303)
Proceeds from sale/maturity of investments	293	224
Capital expenditures	(384)	(376)
Contributions to equity method investments - net	(151)	(113)
Proceeds from sale of property and other long-term assets	24	47
Other - net	(7)	3
Net cash used in investing activities	(525)	(518)

Cash flows from financing activities:
Net change in short-term borrowings	(386)	—
Repayment of long-term debt	(25)	(22)
Proceeds from issuance of common stock under share-based payment plans	68	100
Cash dividend payments	(369)	(352)
Repurchase of common stock	(2,051)	(2,027)
Other - net	12	8
Net cash used in financing activities	(2,751)	(2,293)

Effect of exchange rate changes on cash	1	(1)

Net increase in cash and cash equivalents	648	544
Cash and cash equivalents, beginning of period	391	541
Cash and cash equivalents, end of period	$1,039	$1,085

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 1, 2014, and August 2, 2013, and the results of operations and comprehensive income for the three and six months ended August 1, 2014, and August 2, 2013 and cash flows for the six months ended August 1, 2014, and August 2, 2013.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of August 1, 2014, January 31, 2014, and August 2, 2013, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	August 1, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$55	$55	$—	$—
Certificates of deposit	21	21	—	—
Municipal floating rate obligations	7	—	7	—
Municipal obligations	7	—	7	—
Total short-term investments	$90	$76	$14	$—
Available-for-sale securities:
Municipal floating rate obligations	$375	$—	$375	$—
Municipal obligations	7	—	7	—
Total long-term investments	$382	$—	$382	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	January 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$128	$128	$—	$—
Certificates of deposit	21	21	—	—
Municipal floating rate obligations	18	—	18	—
Municipal obligations	18	—	18	—
Total short-term investments	$185	$149	$36	$—
Available-for-sale securities:
Municipal floating rate obligations	$265	$—	$265	$—
Municipal obligations	14	—	14	—
Total long-term investments	$279	$—	$279	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	August 2, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$105	$105	$—	$—
Certificates of deposit	21	21	—	—
Municipal floating rate obligations	17	—	17	—
Municipal obligations	46	—	46	—
Total short-term investments	$189	$126	$63	$—
Available-for-sale securities:
Municipal floating rate obligations	$288	$—	$288	$—
Municipal obligations	18	—	18	—
Total long-term investments	$306	$—	$306	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended August 1, 2014 and August 2, 2013, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During the six months ended August 1, 2014, eight operating locations experienced a triggering event and were evaluated for recoverability. Three of these eight operating locations were determined to be impaired due to a decline in cash flow trends and an unfavorable sales outlook at these three locations, resulting in an impairment loss of $26 million. The discounted cash flow model used to estimate the fair value of the three impaired operating locations assumed average annual sales growth rates ranging from 4.0% to 9.4% over the remaining lives of the locations and applied a discount rate of approximately 6.6%.

The other five operating locations that experienced a triggering event during 2014 were determined to be recoverable and, therefore, were not impaired. For these five locations, the expected undiscounted cash flows substantially exceeded the net book value of each location's assets. A 10% reduction in projected sales used to estimate future cash flows at the latest date these five operating locations were evaluated for impairment would have resulted in their impairment and increased recognized impairment losses by $62 million. We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at August 1, 2014 and August 2, 2013.

Fair Value Measurements - Nonrecurring Basis

	August 1, 2014	Three Months Ended August 1, 2014	Six Months Ended August 1, 2014
(In millions)	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$9	$(3)	$(26)
Total	$9	$(3)	$(26)

	August 2, 2013	Three Months Ended August 2, 2013	Six Months Ended August 2, 2013
(In millions)	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Excess properties	$11	$(3)	$(3)
Assets-held-for-sale:
Excess properties	6	—	(2)
Total	$17	$(3)	$(5)

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. The fair values of the Company’s unsecured notes classified as Level 1 were estimated using quoted market prices. The fair values of the Company’s mortgage notes classified as Level 2 were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	August 1, 2014		August 2, 2013		January 31, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value	Amount	Value
Unsecured notes (Level 1)	$9,619	$10,823	$8,629	$9,459	$9,617	$10,630
Mortgage notes (Level 2)	16	18	18	20	17	19
Long-term debt (excluding capitalized lease obligations)	$9,635	$10,841	$8,647	$9,479	$9,634	$10,649

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $66 million at August 1, 2014, $163 million at August 2, 2013, and $162 million at January 31, 2014.

Restricted balances included in long-term investments were $300 million at August 1, 2014, $230 million at August 2, 2013, and $268 million at January 31, 2014.

Note 4: Property - Property is shown net of accumulated depreciation of $14.9 billion at August 1, 2014, $13.8 billion at August 2, 2013, and $14.2 billion at January 31, 2014.

Note 5: Extended Protection Plans - The Company sells separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is self-insured. The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term. Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Changes in deferred revenue for extended protection plan contracts are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Deferred revenue - extended protection plans, beginning of period	$730	$717	$730	$715
Additions to deferred revenue	90	85	165	155
Deferred revenue recognized	(77)	(69)	(152)	(137)
Deferred revenue - extended protection plans, end of period	$743	$733	$743	$733

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $40 million at August 1, 2014, $72 million at August 2, 2013, and $53 million at January 31, 2014. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets. Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Liability for extended protection plan claims, beginning of period	$17	$20	$18	$20
Accrual for claims incurred	32	29	61	56
Claim payments	(32)	(22)	(62)	(49)
Liability for extended protection plan claims, end of period	$17	$27	$17	$27

Note 6: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On February 1, 2013, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On January 31, 2014, the Company's Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration. As of August 1, 2014, the Company had $4.3 billion remaining in its share repurchase program.

In May 2014, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $750 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $750 million to the financial institution using cash on hand, and took delivery of 13.6 million shares. Subsequent to the end of the second fiscal quarter, on August 21, 2014, the Company finalized the transaction and received an additional 2.3 million shares.

Under the terms of the ASR agreement, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution. The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

The final number of shares delivered upon settlement of the ASR agreement was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. The initial repurchase of shares under the agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

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

During the three and six months ended August 1, 2014, the Company also repurchased shares of its common stock through the open market totaling 8.1 million and 26.0 million shares, respectively, for a cost of $380 million and $1.2 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three and six months ended August 1, 2014, and August 2, 2013 were as follows:

	Three Months Ended
	August 1, 2014		August 2, 2013
(In millions)	Shares	Cost (1)	Shares	Cost (1)
Share repurchase program	21.7	$1,130	27.1	$1,003
Shares withheld from employees	—	2	0.1	2
Total share repurchases	21.7	$1,132	27.2	$1,005

	Six Months Ended
	August 1, 2014		August 2, 2013
(In millions)	Shares	Cost (2)	Shares	Cost (2)
Share repurchase program	39.6	$1,980	50.6	$2,013
Shares withheld from employees	0.9	44	1.0	38
Total share repurchases	40.5	$2,024	51.6	$2,051

(1)
Reductions of $1.0 billion and $863 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended August 1, 2014 and August 2, 2013, respectively.

(2)
Reductions of $1.9 billion and $1.8 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended August 1, 2014 and August 2, 2013, respectively.

Note 7: Income Taxes - The Company is subject to examination by various foreign and domestic taxing authorities. During fiscal 2014, the Company began participating in the Internal Revenue Service (IRS) Compliance Assurance Program, which enables the Company to work with the IRS in an effort to resolve issues relating to the Company’s current federal tax liability prior to the filing of the Company’s federal tax return.

During the six months ended August 1, 2014, the Company resolved various federal items identified through a previous audit cycle, which resulted in the reduction of its unrecognized tax benefits by $57 million. The Company's federal return for fiscal year 2012 is currently under examination by the IRS. The Company’s Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2009 and 2010. The Company also has ongoing U.S. state audits covering tax years 2006 through 2012.

At August 1, 2014, the Company had remaining unrecognized tax benefits of $5 million. It is reasonably possible that the Company will resolve $5 million in unrecognized tax benefits within the next 12 months. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended August 1, 2014, and August 2, 2013.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Basic earnings per common share:
Net earnings	$1,039	$941	$1,663	$1,482
Less: Net earnings allocable to participating securities	(6)	(6)	(9)	(10)
Net earnings allocable to common shares	$1,033	$935	$1,654	$1,472
Weighted-average common shares outstanding	995	1,067	1,005	1,077
Basic earnings per common share	$1.04	$0.88	$1.65	$1.37
Diluted earnings per common share:
Net earnings	$1,039	$941	$1,663	$1,482
Less: Net earnings allocable to participating securities	(6)	(6)	(9)	(10)
Net earnings allocable to common shares	$1,033	$935	$1,654	$1,472
Weighted-average common shares outstanding	995	1,067	1,005	1,077
Dilutive effect of non-participating share-based awards	1	1	2	2
Weighted-average common shares, as adjusted	996	1,068	1,007	1,079
Diluted earnings per common share	$1.04	$0.88	$1.64	$1.36

Stock options to purchase 0.1 million and 2.1 million shares of common stock for the three months ended August 1, 2014, and August 2, 2013, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. No stock options were anti-dilutive for the six months ended August 1, 2014. Stock options to purchase 1.8 million shares of common stock for the six months ended August 2, 2013, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Long-term debt	$114	$103	$229	$207
Capitalized lease obligations	11	9	21	19
Interest income	(1)	(1)	(1)	(2)
Interest capitalized	—	(1)	(1)	(2)
Interest on tax uncertainties	—	(2)	(2)	(2)
Other	2	2	4	3
Interest - net	$126	$110	$250	$223

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 1, 2014	August 2, 2013
Cash paid for interest, net of amount capitalized	$248	$226
Cash paid for income taxes - net	$797	$746
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$4	$6
Cash dividends declared but not paid	$229	$192

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU in the first quarter of fiscal year 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the standard on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 1, 2014 and August 2, 2013, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and six-month periods ended August 1, 2014 and August 2, 2013, and of cash flows for the fiscal six-month periods ended August 1, 2014 and August 2, 2013. These consolidated interim financial statements are the responsibility of the Company's management.

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
September 2, 2014

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended August 1, 2014, and August 2, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2013. This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the second quarter of fiscal 2014 increased 5.7% to $16.6 billion with comparable sales increasing 4.4%. Net earnings for the second quarter increased 10.4% to $1.0 billion with diluted earnings per share increasing 18.2% to $1.04 per share. Delivering on our commitment to return excess cash to shareholders, during the second quarter, we paid $183 million in dividends and repurchased a total of $1.1 billion of common stock through our share repurchase program.

We delivered solid results for the second quarter with comparable sales increases across all regions and product categories. We were able to recover most of the outdoor product sales that were missed in the first quarter due to unfavorable weather conditions. Performance in outdoor products was strong with a comparable sales increase of approximately 6.5% for the second quarter, while comparable sales of indoor products increased approximately 3%. Through our enhanced Sales & Operations Planning process we were able to improve seasonal planning, which helped us to effectively manage inventory and staffing needed to recover sales while ensuring we addressed key summer holidays.

During the second quarter, we continued to develop customer experience design capabilities that differentiate Lowe’s from other home improvement retailers by working with customers to better understand their purchase drivers. For example, within Seasonal Living, performance in patio & outdoor fashion products exceeded strong first quarter results and generated a double-digit comparable sales increase, which we attribute to the Outdoor Living Experience that was rolled out to two-thirds of our stores in advance of the spring selling season. To help customers envision and create their outdoor space we displayed patio sets with coordinating rugs, umbrellas, and accessories, along with grills and other outdoor products just as they would have expected in their own backyard.

We continued to see strength in our Pro Services business, which outperformed the company comparable sales average for the 12th consecutive quarter. Increased consumer willingness to complete refresh projects, coupled with our strong product offering, led to notable strength in Pro sales. During 2014, we will continue to invest in our core product and service offering for Pros, a segment that is growing faster than the rest of the home improvement market.

From a macroeconomic perspective, economic forecasts suggest continued growth in the home improvement market, as employment, income, and consumer spending levels continue to improve. Indicators from the housing market appear to be mixed as home values have increased moderately while existing home sales in total have declined in the current year. However, existing home sales excluding distressed sales, which we believe is a more appropriate indicator of the long-term health of our industry, have shown a slight increase through the first half of the year revealing a more positive and sustainable trend. In light of these factors, we believe home improvement spending will continue to progress in tandem with strengthening job and income growth. Continued improvement in the macroeconomic landscape together with our strengthening execution, strategic priorities, and focus on productivity and flow through, give us confidence in our Business Outlook for 2014.

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

	Three Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 1, 2014	August 2, 2013	2014 vs. 2013	2014 vs. 2013
Net sales	100.00%	100.00%	N/A	5.7%
Gross margin	34.55	34.35	20	6.3
Expenses:
Selling, general and administrative	21.33	21.73	(40)	3.7
Depreciation	2.26	2.33	(7)	2.2
Interest - net	0.76	0.70	6	14.1
Total expenses	24.35	24.76	(41)	3.9
Pre-tax earnings	10.20	9.59	61	12.4
Income tax provision	3.94	3.60	34	15.8
Net earnings	6.26%	5.99%	27	10.4%
EBIT margin [1]	10.96%	10.29%	67	12.5%

	Six Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 1, 2014	August 2, 2013	2014 vs. 2013	2014 vs. 2013
Net sales	100.00%	100.00%	N/A	4.2%
Gross margin	34.98	34.56	42	5.4
Expenses:
Selling, general and administrative	22.87	23.04	(17)	3.4
Depreciation	2.49	2.50	(1)	4.0
Interest - net	0.83	0.77	6	12.1
Total expenses	26.19	26.31	(12)	3.7
Pre-tax earnings	8.79	8.25	54	11.0
Income tax provision	3.25	3.11	14	8.9
Net earnings	5.54%	5.14%	40	12.2%
EBIT margin [1]	9.62%	9.02%	60	11.1%

	Three Months Ended		Six Months Ended
Other Metrics	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Comparable sales increase (2)	4.4%	9.6%	2.8%	4.6%
Total customer transactions (in millions)	253	240	460	441
Average ticket (3)	$65.65	$65.60	$65.21	$65.32
At end of period:
Number of stores (4)	1,837	1,758
Sales floor square feet (in millions)	201	198
Average store size selling square feet (in thousands) (4), (5)	109	112
Return on invested capital (6)	12.6%	10.6%

(1)	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.

(2)
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales includes online sales, which did not have a meaningful impact for the periods presented.

(3)	Average ticket is defined as net sales divided by the total number of customer transactions.

(4)	The number of stores as of August 1, 2014 includes 73 Orchard Supply Hardware (Orchard) stores.

(5)
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe's home improvement store has approximately 112,000 square feet of retail selling space, while the average Orchard store has approximately 36,000 square feet of retail selling space.

(6)	Return on invested capital is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	August 1, 2014	August 2, 2013
Numerator (1)
Net earnings	$2,467	$2,165
Plus:
Interest expense - net	503	447
Provision for income taxes	1,467	1,299
Earnings before interest and taxes	4,437	3,911
Less:
Income tax adjustment (2)	1,657	1,466
Net operating profit after tax	$2,780	$2,445
Effective tax rate	37.3%	37.5%
Denominator
Average debt and equity (3)	$22,051	$23,016
Return on invested capital	12.6%	10.6%

Calculation of Return on Average Debt and Equity
Numerator (1)
Net earnings	$2,467	$2,165
Denominator
Average debt and equity (3)	$22,051	$23,016
Return on average debt and equity	11.2%	9.4%

(1)    Amounts used in the calculation of the numerator are based on the trailing four quarters.
(2)    Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

(3)	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 5.7% to $16.6 billion in the second quarter of 2014. Comparable sales increased 4.4% over the same period, driven by a 3.1% increase comparable customer transactions and a 1.3% increase in comparable average ticket.

During the second quarter, we experienced comparable sales increases in all 12 product categories with comparable sales increases above the company average in the following: Lawn & Garden, Millwork, Paint, and Tools & Hardware. Customers took advantage of improved weather during the quarter to refresh the interiors and exteriors of their homes, which was evidenced by strong performance in Lawn & Garden, Millwork and Paint. In addition, within Paint, we experienced strong customer response to our Valspar Reserve exterior and interior paints, which were introduced at the end of the first quarter. Within Tools & Hardware, our enhanced Sales and Operations Planning Process helped us drive strong performance in power tools.

Net sales increased 4.2% to $30.0 billion for the first six months of 2014 compared to 2013. Comparable sales increased 2.8% over the same period, primarily driven by a 1.8% increase in comparable average ticket. Comparable customer transactions increased 1.0% over the same period.

Gross Margin – For the second quarter of 2014, gross margin increased 20 basis points as a percentage of sales, primarily driven by our Value Improvement program.

Gross margin as a percentage of sales increased 42 basis points in the first six months of 2014 compared to 2013, which was also driven primarily by our Value Improvement program.

SG&A – For the second quarter of 2014, SG&A expense leveraged 40 basis points as a percentage of sales compared to the second quarter of 2013. This was driven by leverage of 28 basis points in incentive compensation, due to lower attainment levels compared to the prior year. We also experienced 11 basis points of leverage in operating salaries and nine basis points of leverage in advertising expense, primarily due to the increase in sales. These were partially offset by 17 basis points of deleverage in employee insurance costs, primarily due to additional costs associated with the Affordable Care Act, which drove a 10% increase in enrollment.

SG&A expense as a percentage of sales leveraged 17 basis points in the first six months of 2014 compared to 2013 due to the same factors that impacted SG&A expense in the second quarter, partially offset by deleverage associated with long-lived asset impairments.

Depreciation – Depreciation expense leveraged seven basis points for the second quarter of 2014 compared to the prior year due to increased sales. Property, less accumulated depreciation, decreased to $20.4 billion at August 1, 2014 compared to $21.0 billion at August 2, 2013. As of August 1, 2014 and August 2, 2013, we owned 86% and 89% of our stores, respectively, which included stores on leased land.

Interest – Net – Interest expense for the second quarter and first six months of 2014 increased compared to the prior year primarily due to the issuance of $1 billion of unsecured notes in September 2013.

Income Tax Provision – Our effective income tax rates were 38.6% and 36.9% for the three and six months ended August 1, 2014, respectively, and 37.5% and 37.6% for the three and six months ended August 2, 2013, respectively. The higher effective income tax rate for the three months ended August 1, 2014, was attributable to the expiration of certain federal tax statutes.

The lower effective income tax rate for the six months ended August 1, 2014, was attributable to the favorable settlement of certain federal tax matters during the year, partially offset by the expiration of certain federal tax statutes. Our effective income tax rate was 37.8% for fiscal 2013.

LOWE’S BUSINESS OUTLOOK

As of August 20, 2014, the date of our second quarter 2014 earnings release, our fiscal year 2014 guidance expected total sales to increase approximately 4.5% and comparable sales to increase approximately 3.5%. We expected to open approximately 10 home improvement and five Orchard stores during 2014. Earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase approximately 65 basis points, and the effective income tax rate was expected to be approximately 37.2%. Diluted earnings per share of approximately $2.63 were expected for fiscal 2014.

We repurchased 39.6 million shares for $2.0 billion under our share repurchase program in the first six months of fiscal 2014. Our guidance assumed a total of $3.4 billion of share repurchases for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity. The increase in net cash provided by operating activities for the six months ended August 1, 2014, versus the six months ended August 2, 2013, was primarily driven by changes in working capital and an increase in net earnings. The increase in net cash used in financing activities for the six months ended August 1, 2014, versus the six months ended August 2, 2013, was driven primarily by repayments of short-term borrowings.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities. On August 29, 2014, we entered into a new five year unsecured revolving credit agreement (the 2014 Credit Facility) to replace the amended and restated senior credit agreement dated October 2011 (the Second Amended and Restated Credit Agreement). The 2014 Credit Facility provides for borrowings up to $1.75 billion and expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability under the facility by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the 2014 Credit Facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the 2014 Credit Facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. Thirteen banking institutions are participating in the 2014 Credit Facility. For additional information about the 2014 Credit Facility, see the Current Report on Form 8-K we filed on September 2, 2014 with the Securities and Exchange Commission.

The 2011 Second Amended and Restated Credit Agreement also contained certain restrictive covenants, which included maintenance of a debt leverage ratio as defined by the 2011 Second Amended and Restated Credit Agreement. At August 1, 2014, we were in compliance with those covenants. In addition, there were no outstanding borrowings or letters of credit under the 2011 Second Amended and Restated Credit Agreement and no outstanding borrowings under our commercial paper program at August 1, 2014.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of September 2, 2014, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2014 capital forecast is approximately $1.2 billion. Investments in our existing stores are expected to account for approximately 45% of net cash outflow including investments in store equipment, resets and remerchandising. Approximately 25% of the planned net cash outflow is for investments to enhance the customer experience, including enhancements in information technology. In addition, approximately 20% of the planned net cash outflow is for store expansion. Our expansion plans for 2014 consist of approximately 10 new home improvement stores, approximately half of which will be leased, and five new Orchard stores, all of which will be leased. Other planned capital expenditures, accounting for 10% of planned net cash outflow, are for investments in our distribution network.

Debt and capital
We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of August 1, 2014, we had a remaining repurchase authorization of $4.3 billion with no expiration date. Our Business Outlook included above assumed approximately $3.4 billion in share repurchases for 2014. See Note 6 to the consolidated financial statements included in this report for additional information regarding share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 1, 2014, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2013. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the

Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2014, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended August 1, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of fiscal 2014:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
May 3, 2014 - May 30, 2014[3]	14.6	$46.81	14.6	$4,623
May 31, 2014 - July 4, 2014	2.6	46.89	2.6	4,503
July 5, 2014 - August 1, 2014	4.5	47.75	4.5	4,288
As of August 1, 2014	21.7	$47.02	21.7	$4,288

[1]
During the second quarter of fiscal 2014, the Company repurchased an aggregate of 21.7 million shares of its common stock. The total number of shares purchased also includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

[2]
On February 1, 2013, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On January 31, 2014, the Company's Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. As of August 1, 2014, the Company had total share repurchase authorization remaining available of $4.3 billion. In fiscal 2014, the Company expects to repurchase shares totaling $3.4 billion through purchases made from time to time either in the open market, including through pre-set trading plans, or through private off market transactions in accordance with SEC regulations.

[3]
In May 2014, the Company entered into an ASR agreement with a third-party financial institution to repurchase $750 million of the Company’s common stock. Pursuant to the agreement, the Company paid $750 million to the financial institution and received an initial delivery of 13.6 million shares in the second quarter of fiscal 2014. In August 2014, the Company finalized the transaction and received an additional 2.3 million shares. The average price paid per share reflected in the table above was derived using the fair market value of the shares on the date the initial 13.6 million shares were delivered. See Note 6 to the consolidated financial statements included in this report.

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

LOWE'S COMPANIES, INC.

September 2, 2014	/s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer