Form 10-Q
period 2014-10-31
LOWES COMPANIES INC
filed 2014-12-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 28, 2014
Common Stock, $.50 par value	972,908,668

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		October 31, 2014	November 1, 2013	January 31, 2014
Assets
Current assets:
Cash and cash equivalents		$1,562	$1,101	$391
Short-term investments		211	115	185
Merchandise inventory - net		9,762	9,593	9,127
Deferred income taxes - net		261	220	252
Other current assets		334	336	341
Total current assets		12,130	11,365	10,296
Property, less accumulated depreciation		20,180	20,973	20,834
Long-term investments		395	439	279
Other assets		1,327	1,300	1,323
Total assets		$34,032	$34,077	$32,732

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	$—	$386
Current maturities of long-term debt		551	51	49
Accounts payable		6,459	5,776	5,008
Accrued compensation and employee benefits		676	705	785
Deferred revenue		1,029	944	892
Other current liabilities		2,089	1,927	1,756
Total current liabilities		10,804	9,403	8,876
Long-term debt, excluding current maturities		10,806	10,090	10,086
Deferred income taxes - net		92	322	291
Deferred revenue - extended protection plans		736	730	730
Other liabilities		864	881	896
Total liabilities		23,302	21,426	20,879

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
October 31, 2014	974
November 1, 2013	1,050
January 31, 2014	1,030	487	525	515
Capital in excess of par value		—	—	—
Retained earnings		10,271	12,103	11,355
Accumulated other comprehensive (loss)/income		(28)	23	(17)
Total shareholders' equity		10,730	12,651	11,853
Total liabilities and shareholders' equity		$34,032	$34,077	$32,732

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	October 31, 2014		November 1, 2013		October 31, 2014		November 1, 2013
Current Earnings	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$13,681	100.00	$12,957	100.00	$43,682	100.00	$41,757	100.00
Cost of sales	8,963	65.51	8,476	65.42	28,471	65.18	27,323	65.43
Gross margin	4,718	34.49	4,481	34.58	15,211	34.82	14,434	34.57
Expenses:
Selling, general and administrative	3,255	23.80	3,184	24.56	10,115	23.15	9,820	23.52
Depreciation	375	2.74	373	2.88	1,123	2.57	1,092	2.62
Interest - net	134	0.98	125	0.97	384	0.88	348	0.83
Total expenses	3,764	27.52	3,682	28.41	11,622	26.60	11,260	26.97
Pre-tax earnings	954	6.97	799	6.17	3,589	8.22	3,174	7.60
Income tax provision	369	2.69	300	2.32	1,341	3.07	1,194	2.86
Net earnings	$585	4.28	$499	3.85	$2,248	5.15	$1,980	4.74

Weighted average common shares outstanding - basic	978		1,047		996		1,067
Basic earnings per common share	$0.59		$0.47		$2.24		$1.84
Weighted average common shares outstanding - diluted	980		1,049		998		1,069
Diluted earnings per common share	$0.59		$0.47		$2.24		$1.84
Cash dividends per share	$0.23		$0.18		$0.64		$0.52

Retained Earnings
Balance at beginning of period	$10,749		$12,504		$11,355		$13,224
Net earnings	585		499		2,248		1,980
Cash dividends	(225)		(189)		(636)		(555)
Share repurchases	(838)		(711)		(2,696)		(2,546)
Balance at end of period	$10,271		$12,103		$10,271		$12,103

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	October 31, 2014		November 1, 2013		October 31, 2014		November 1, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net earnings	$585	4.28	$499	3.85	$2,248	5.15	$1,980	4.74
Foreign currency translation adjustments - net of tax	(23)	(0.17)	(4)	(0.03)	(11)	(0.03)	(29)	(0.07)
Other comprehensive loss	(23)	(0.17)	(4)	(0.03)	(11)	(0.03)	(29)	(0.07)
Comprehensive income	$562	4.11	$495	3.82	$2,237	5.12	$1,951	4.67

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 31, 2014	November 1, 2013
Cash flows from operating activities:
Net earnings	$2,248	$1,980
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,199	1,167
Deferred income taxes	(201)	(117)
Loss on property and other assets - net	24	22
Loss on equity method investments	47	41
Share-based payment expense	84	70
Changes in operating assets and liabilities:
Merchandise inventory - net	(641)	(847)
Other operating assets	105	(11)
Accounts payable	1,452	1,063
Other operating liabilities	367	491
Net cash provided by operating activities	4,684	3,859

Cash flows from investing activities:
Purchases of investments	(600)	(530)
Proceeds from sale/maturity of investments	458	391
Capital expenditures	(587)	(610)
Contributions to equity method investments - net	(196)	(137)
Proceeds from sale of property and other long-term assets	44	62
Acquisition of business - net	—	(203)
Other - net	(6)	4
Net cash used in investing activities	(887)	(1,023)

Cash flows from financing activities:
Net change in short-term borrowings	(386)	—
Net proceeds from issuance of long-term debt	1,239	985
Repayment of long-term debt	(36)	(34)
Proceeds from issuance of common stock under share-based payment plans	90	117
Cash dividend payments	(597)	(543)
Repurchase of common stock	(2,950)	(2,797)
Other - net	16	(1)
Net cash used in financing activities	(2,624)	(2,273)

Effect of exchange rate changes on cash	(2)	(3)

Net increase in cash and cash equivalents	1,171	560
Cash and cash equivalents, beginning of period	391	541
Cash and cash equivalents, end of period	$1,562	$1,101

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of October 31, 2014, and November 1, 2013, and the results of operations and comprehensive income for the three and nine months ended October 31, 2014, and November 1, 2013 and cash flows for the nine months ended October 31, 2014, and November 1, 2013.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of October 31, 2014, January 31, 2014, and November 1, 2013, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	October 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$156	$156	$—	$—
Municipal obligations	34	—	34	—
Certificates of deposit	18	18	—	—
Municipal floating rate obligations	3	—	3	—
Total short-term investments	$211	$174	$37	$—
Available-for-sale securities:
Municipal floating rate obligations	$385	$—	$385	$—
Municipal obligations	7	—	7	—
Certificates of deposit	3	$3	$—	$—
Total long-term investments	$395	$3	$392	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	January 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$128	$128	$—	$—
Municipal obligations	18	—	18	—
Certificates of deposit	21	21	—	—
Municipal floating rate obligations	18	—	18	—
Total short-term investments	$185	$149	$36	$—
Available-for-sale securities:
Municipal floating rate obligations	$265	$—	$265	$—
Municipal obligations	14	—	14	—
Total long-term investments	$279	$—	$279	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	November 1, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$35	$35	$—	$—
Municipal obligations	37	—	37	—
Certificates of deposit	21	21	—	—
Municipal floating rate obligations	22	—	22	—
Total short-term investments	$115	$56	$59	$—
Available-for-sale securities:
Municipal floating rate obligations	$419	$—	$419	$—
Municipal obligations	20	—	20	—
Total long-term investments	$439	$—	$439	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended October 31, 2014 and November 1, 2013, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During the nine months ended October 31, 2014, nine operating locations experienced a triggering event and were evaluated for recoverability. Three of these nine operating locations were determined to be impaired due to a decline in cash flow trends and an unfavorable sales outlook at these three locations, resulting in an impairment loss of $26 million. The discounted cash flow model used to estimate the fair value of the three impaired operating locations assumed average annual sales growth rates ranging from 4.0% to 9.4% over the remaining lives of the locations and applied a discount rate of approximately 6.6%.

The other six operating locations that experienced a triggering event during 2014 were determined to be recoverable and, therefore, were not impaired. For these six locations, the expected undiscounted cash flows substantially exceeded the net book value of each location's assets. A 10% reduction in projected sales used to estimate future cash flows at the latest date these six operating locations were evaluated for impairment would have resulted in their impairment and increased recognized impairment losses by $71 million. We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

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

During the nine months ended October 31, 2014, the Company incurred total impairment charges of $2 million for 10 excess property locations. A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by approximately $1 million.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 31, 2014 and November 1, 2013.

Fair Value Measurements - Nonrecurring Basis

	October 31, 2014	Three Months Ended October 31, 2014	Nine Months Ended October 31, 2014
(In millions)	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$9	$—	$(26)
Excess properties	11	(2)	(2)
Total	$20	$(2)	$(28)

	November 1, 2013	Three Months Ended November 1, 2013	Nine Months Ended November 1, 2013
(In millions)	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Excess properties	$38	$(9)	$(12)
Assets-held-for-sale:
Excess properties	6	—	(2)
Total	$44	$(9)	$(14)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	October 31, 2014		November 1, 2013		January 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$10,859	$12,147	$9,615	$10,488	$9,617	$10,630
Mortgage notes (Level 2)	16	17	18	19	17	19
Long-term debt (excluding capitalized lease obligations)	$10,875	$12,164	$9,633	$10,507	$9,634	$10,649

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $180 million at October 31, 2014, $88 million at November 1, 2013, and $162 million at January 31, 2014.

Restricted balances included in long-term investments were $272 million at October 31, 2014, $244 million at November 1, 2013, and $268 million at January 31, 2014.

Note 4: Property - Property is shown net of accumulated depreciation of $15.2 billion at October 31, 2014, $14.0 billion at November 1, 2013, and $14.2 billion at January 31, 2014.

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

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Deferred revenue - extended protection plans, beginning of period	$743	$733	$730	$715
Additions to deferred revenue	75	67	240	222
Deferred revenue recognized	(82)	(70)	(234)	(207)
Deferred revenue - extended protection plans, end of period	$736	$730	$736	$730

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $35 million at October 31, 2014, $62 million at November 1, 2013, and $53 million at January 31, 2014. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets. Changes in the liability for extended protection plan claims are summarized as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Liability for extended protection plan claims, beginning of period	$17	$27	$18	$20
Accrual for claims incurred	31	33	92	89
Claim payments	(31)	(39)	(93)	(88)
Liability for extended protection plan claims, end of period	$17	$21	$17	$21

Note 6: Short-term Borrowings and Lines of Credit - On August 29, 2014, the Company entered into a new unsecured revolving credit agreement (the 2014 Credit Facility) to replace the amended and restated senior credit agreement dated October 2011. The 2014 Credit Facility provides for borrowings up to $1.75 billion and expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability under the facility by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the 2014 Credit Facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the 2014 Credit Facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. The Company was in compliance with those covenants at October 31, 2014. Thirteen banking institutions are participating in the 2014 Credit Facility. As of October 31, 2014, there were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the Company’s commercial paper program.

Note 7: Long-Term Debt - In September 2014, the Company issued $1.25 billion of unsecured notes in three tranches: $450 million of floating rate notes maturing in September 2019 (the 2019 Notes); $450 million of 3.125% notes maturing in September 2024 (the 2024 Notes); and $350 million of 4.25% notes maturing in September 2044 (the 2044 Notes, and together with the 2019 and 2024 Notes, the Notes). The 2019, 2024, and 2044 Notes were issued at discounts of approximately $2 million, $6 million, and $4 million, respectively. The discounts associated with these issuances are included in long-term debt and are being amortized over the respective terms of the notes. The 2019 Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.420% (0.654% as of October 31, 2014). Interest on the 2019 Notes is payable quarterly in arrears in March, June, September, and December of each year until maturity, beginning in December 2014. Interest on the 2024 and 2044 Notes is payable semiannually in arrears in March and September of each year until maturity, beginning in March 2015.

We do not have the right to redeem the 2019 Notes prior to maturity. The indentures governing the 2024 and 2044 Notes contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption. The indentures also contain a provision that allows the holders of the Notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the Indenture) occurs. If elected under the change of control provisions, the repurchase of the Notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase. The indentures governing the Notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indentures include various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 8: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On February 1, 2013, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On January 31, 2014, the Company's Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration. As of October 31, 2014, the Company had $3.4 billion remaining in its share repurchase program.

In May 2014, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $750 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $750 million to the financial institution using cash on hand, and took delivery of 13.6 million shares. During the third quarter of fiscal 2014, the Company finalized the transaction and received an additional 2.3 million shares.

In September 2014, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 8.0 million shares. Prior to the end of the third quarter of fiscal 2014, the Company finalized the transaction and received an additional 1.4 million shares.

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

During the three and nine months ended October 31, 2014, the Company also repurchased shares of its common stock through the open market totaling 7.6 million and 33.6 million shares, respectively, for a cost of $400 million and $1.6 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for the three and nine months ended October 31, 2014, and November 1, 2013 were as follows:

	Three Months Ended
	October 31, 2014		November 1, 2013
(In millions)	Shares	Cost (1)	Shares	Cost (1)
Share repurchase program	19.3	$900	14.5	$761
Shares withheld from employees	0.1	3	—	—
Total share repurchases	19.4	$903	14.5	$761

	Nine Months Ended
	October 31, 2014		November 1, 2013
(In millions)	Shares	Cost (2)	Shares	Cost (2)
Share repurchase program	58.9	$2,880	65.1	$2,773
Shares withheld from employees	0.9	47	1.0	38
Total share repurchases	59.8	$2,927	66.1	$2,811

(1)
Reductions of $838 million and $711 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended October 31, 2014 and November 1, 2013, respectively.

(2)
Reductions of $2.7 billion and $2.5 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended October 31, 2014 and November 1, 2013, respectively.

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

During the nine months ended October 31, 2014, the Company resolved various federal items identified through a previous audit cycle, which resulted in the reduction of its unrecognized tax benefits by $57 million. The Company's federal return for fiscal year 2012 is currently under examination by the IRS. The Company’s Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2009 and 2010. The Company also has ongoing U.S. state audits covering tax years 2008 through 2012.

At October 31, 2014, the Company had remaining unrecognized tax benefits of $7 million. It is reasonably possible that the Company will resolve $7 million in unrecognized tax benefits within the next 12 months. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended October 31, 2014, and November 1, 2013.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Basic earnings per common share:
Net earnings	$585	$499	$2,248	$1,980
Less: Net earnings allocable to participating securities	(3)	(4)	(13)	(13)
Net earnings allocable to common shares, basic	$582	$495	$2,235	$1,967
Weighted-average common shares outstanding	978	1,047	996	1,067
Basic earnings per common share	$0.59	$0.47	$2.24	$1.84
Diluted earnings per common share:
Net earnings	$585	$499	$2,248	$1,980
Less: Net earnings allocable to participating securities	(3)	(4)	(13)	(13)
Net earnings allocable to common shares, diluted	$582	$495	$2,235	$1,967
Weighted-average common shares outstanding	978	1,047	996	1,067
Dilutive effect of non-participating share-based awards	2	2	2	2
Weighted-average common shares, as adjusted	980	1,049	998	1,069
Diluted earnings per common share	$0.59	$0.47	$2.24	$1.84

Stock options to purchase 0.8 million shares of common stock for the three months ended October 31, 2014, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. An insignificant number of stock options were anti-dilutive for the three months ended November 1, 2013. Stock options to purchase 0.5 million and 2.1 million shares of common stock for the nine months ended October 31, 2014 and November 1, 2013, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Long-term debt	$119	$110	$348	$316
Capitalized lease obligations	10	10	31	29
Interest income	(1)	(1)	(2)	(3)
Interest capitalized	—	(1)	(1)	(3)
Interest on tax uncertainties	—	5	(2)	4
Other	6	2	10	5
Interest - net	$134	$125	$384	$348

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 31, 2014	November 1, 2013
Cash paid for interest, net of amount capitalized	$469	$420
Cash paid for income taxes - net	$1,185	$1,130
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$19	$5
Cash dividends declared but not paid	$225	$189

Note 12: Recent Accounting Pronouncements - In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale. The guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of the guidance by the Company is not expected to have a material impact on its consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 31, 2014 and November 1, 2013, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and nine-month periods ended October 31, 2014 and November 1, 2013, and of cash flows for the fiscal nine-month periods ended October 31, 2014 and November 1, 2013. These consolidated interim financial statements are the responsibility of the Company's management.

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
December 2, 2014

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 31, 2014, and November 1, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2013. This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the third quarter of 2014 increased 5.6% to $13.7 billion. Comparable sales for the third quarter of 2014 increased 5.1%, with comparable sales of 3.5% in August, 5.2% in September, and 6.6% in October. Net earnings for the third quarter increased 17.3% to $585 million with diluted earnings per share increasing 25.5% to $0.59 per share. Continuing to deliver on our commitment to return excess cash to shareholders, during the third quarter, we paid $229 million in dividends and repurchased a total of $900 million of common stock through our share repurchase program.

During the third quarter, we experienced balanced performance across the country with all regions generating comparable sales increases for the quarter, while all product categories also generated positive comparable sales. We also continued to experience strength within Pro Services, which outperformed the company comparable sales average for the 13th consecutive quarter.

During the third quarter, we capitalized on the improving macroeconomic landscape through the use of our enhanced Sales & Operations Planning process and changes made to improve our relevance with the Pro. Through our enhanced Sales & Operations Planning process, we were able to improve seasonal planning, which helped us to effectively manage inventory and staffing necessary to address customer needs for the fall such as planting, home winterization, and exterior maintenance projects. We are also committed to improving our service and product offerings for the Pro customer by making it as quick and convenient as possible to do business with us, and we continue to work with vendors to add the brands to our assortments that our Pro customers know and trust.

We continue to be cautiously optimistic about the home improvement landscape. Disposable income and revolving credit usage, which are key drivers of discretionary consumer spending, appear to be improving from the relatively weak levels experienced during most of the recovery to date. Existing home sales remain on a modest uptrend, and home price appreciation in small- to mid-sized markets continues. Our strengthening execution, strategic priorities, and keen focus on productivity and flow through, combined with continued improvement in the macroeconomic landscape, give us confidence in our Business Outlook for 2014.

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

	Three Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 31, 2014	November 1, 2013	2014 vs. 2013	2014 vs. 2013
Net sales	100.00%	100.00%	N/A	5.6%
Gross margin	34.49	34.58	(9)	5.3
Expenses:
Selling, general and administrative	23.80	24.56	(76)	2.2
Depreciation	2.74	2.88	(14)	0.5
Interest - net	0.98	0.97	1	7.3
Total expenses	27.52	28.41	(89)	2.2
Pre-tax earnings	6.97	6.17	80	19.4
Income tax provision	2.69	2.32	37	22.8
Net earnings	4.28%	3.85%	43	17.3%
EBIT margin [1]	7.95%	7.14%	81	17.7%

	Nine Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 31, 2014	November 1, 2013	2014 vs. 2013	2014 vs. 2013
Net sales	100.00%	100.00%	N/A	4.6%
Gross margin	34.82	34.57	25	5.4
Expenses:
Selling, general and administrative	23.15	23.52	(37)	3.0
Depreciation	2.57	2.62	(5)	2.8
Interest - net	0.88	0.83	5	10.4
Total expenses	26.60	26.97	(37)	3.2
Pre-tax earnings	8.22	7.60	62	13.1
Income tax provision	3.07	2.86	21	12.4
Net earnings	5.15%	4.74%	41	13.5%
EBIT margin [1]	9.10%	8.43%	67	12.8%

	Three Months Ended		Nine Months Ended
Other Metrics	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
Comparable sales increase (2)	5.1%	6.2%	3.5%	5.1%
Total customer transactions (in millions)	207	202	667	643
Average ticket (3)	$65.97	$64.07	$65.45	$64.93
At end of period:
Number of stores	1,836	1,831
Sales floor square feet (in millions)	201	200
Average store size selling square feet (in thousands) (4)	109	109
Return on invested capital (5)	13.0%	11.3%

(1)	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.

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

(5)	Return on invested capital is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	October 31, 2014	November 1, 2013
Numerator (1)
Net earnings	$2,554	$2,269
Plus:
Interest expense - net	512	457
Provision for income taxes	1,534	1,360
Earnings before interest and taxes	4,600	4,086
Less:
Income tax adjustment (2)	1,729	1,531
Net operating profit after tax	$2,871	$2,555
Effective tax rate	37.5%	37.5%
Denominator
Average debt and equity (3)	$22,044	$22,690
Return on invested capital	13.0%	11.3%

Calculation of Return on Average Debt and Equity
Numerator (1)
Net earnings	$2,554	$2,269
Denominator
Average debt and equity (3)	$22,044	$22,690
Return on average debt and equity	11.6%	10.0%

(1)    Amounts used in the calculation of the numerator are based on the trailing four quarters.
(2)    Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

(3)	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 5.6% to $13.7 billion in the third quarter of 2014. Comparable sales increased 5.1% over the same period, driven by a 3.4% increase in comparable average ticket and a 1.7% increase in comparable customer transactions.

During the third quarter, we experienced comparable sales increases in all 12 product categories with comparable sales increases above the company average in the following categories: Outdoor Power Equipment, Millwork, Kitchens & Appliances, and Fashion Fixtures. Outdoor Power Equipment experienced the strongest growth in the quarter with a double-digit increase in comparable sales, as we were prepared to meet strong demand for mowers and trimmers with our offering of national brands and our Kobalt® line of battery powered, handheld outdoor power equipment. Sales in Outdoor Power Equipment also benefited from customer concerns about another cold, wet winter, which drove earlier demand for snow throwers and other winter weather products. In addition, sales in Millwork, Fashion Fixtures, and Kitchens & Appliances benefited from customers’ increasing interest in refreshing both the interior and exterior of their homes. Sales in Fashion Fixtures were also driven by strong demand in light bulbs, particularly our home center exclusive line of Osram Sylvania® LED bulbs.

Net sales increased 4.6% to $43.7 billion for the first nine months of 2014 compared to 2013. Comparable sales increased 3.5% over the same period, driven by a 1.8% increase in comparable average ticket and a 1.7% increase in comparable customer transactions.

Gross Margin – For the third quarter of 2014, gross margin decreased 9 basis points as a percentage of sales. Gross margin was negatively impacted by approximately 25 basis points due to targeted promotional activity and by approximately 20 basis points due to the mix of products sold across categories. These were partially offset by the benefit of our Value Improvement program and better seasonal sell through.

Gross margin as a percentage of sales increased 25 basis points in the first nine months of 2014 compared to 2013, driven primarily by our Value Improvement program.

SG&A – For the third quarter of 2014, SG&A expense leveraged 76 basis points as a percentage of sales compared to the third quarter of 2013. This was driven by leverage of 48 basis points in operating salaries as we optimized payroll hours against customer traffic and 24 basis points of leverage in incentive compensation due to lower attainment levels compared to the prior year. We also leveraged expenses associated with resets due to higher activity in the prior year. These were partially offset by deleverage in employee insurance costs, primarily due to higher costs associated with the Affordable Care Act. In addition, we experienced deleverage associated with our proprietary credit program driven by higher operating costs.

SG&A expense as a percentage of sales leveraged 37 basis points in the first nine months of 2014 compared to 2013 due primarily to leverage in incentive compensation, operating salaries, and advertising expense, partially offset by deleverage in employee insurance costs.

Depreciation – Depreciation expense leveraged 14 basis points for the third quarter of 2014 compared to the prior year due to increased sales. Property, less accumulated depreciation, decreased to $20.2 billion at October 31, 2014 compared to $21.0 billion at November 1, 2013. As of October 31, 2014 and November 1, 2013, we owned 86% of our stores, which included stores on leased land.

Depreciation expense leveraged five basis points in the first nine months of 2014 compared to 2013 due to increased sales.

Interest – Net – Interest expense for the third quarter and first nine months of 2014 increased compared to the prior year primarily due to the issuances of $1 billion and $1.25 billion of unsecured notes in September 2013 and September 2014, respectively.

Income Tax Provision – Our effective income tax rates were 38.6% and 37.4% for the three and nine months ended October 31, 2014, respectively, and 37.6% for the three and nine months ended November 1, 2013. The higher effective income tax rate for the three months ended October 31, 2014, was attributable to the expiration of certain federal tax statutes.

The lower effective income tax rate for the nine months ended October 31, 2014, was attributable to the favorable settlement of certain federal tax matters during the year, partially offset by the expiration of certain federal tax statutes. Our effective income tax rate was 37.8% for fiscal 2013.

LOWE’S BUSINESS OUTLOOK

As of November 19, 2014, the date of our third quarter 2014 earnings release, our fiscal year 2014 guidance expected total sales to increase 4.5% to 5% and comparable sales to increase 3.5% to 4%. We expected to open approximately six home improvement and four Orchard stores during 2014. Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase 70 to 75 basis points, and the effective income tax rate was expected to be approximately 37.2%. Diluted earnings per share of approximately $2.68 were expected for fiscal 2014.

We repurchased 58.9 million shares for $2.9 billion under our share repurchase program in the first nine months of fiscal 2014. Our guidance assumed a total of $3.7 billion of share repurchases for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity. The increase in net cash provided by operating activities for the nine months ended October 31, 2014, versus the nine months ended November 1, 2013, was primarily driven by changes in working capital and an increase in net earnings. The decrease in net cash used in investing activities for the nine months ended October 31, 2014, versus the nine months ended November 1, 2013, was driven by the acquisition of Orchard in the prior year, partially offset by an increase in net contributions to equity method investments. The increase in net cash used in financing activities for the nine months ended October 31, 2014, versus the nine months ended November 1, 2013, was driven primarily by repayments of short-term borrowings.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities. On August 29, 2014, we entered into a new five year unsecured revolving credit agreement (the 2014 Credit Facility) to replace the amended and restated senior credit agreement dated October 2011 (the Second Amended and Restated Credit Agreement). The 2014 Credit Facility provides for borrowings up to $1.75 billion and expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability under the facility by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the 2014 Credit Facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the 2014 Credit Facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. Thirteen banking institutions are participating in the 2014 Credit Facility. For additional information about the 2014 Credit Facility, see the summary of certain terms thereof that is included in the Current Report on Form 8-K we filed on September 2, 2014 with the Securities and Exchange Commission.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of December 2, 2014, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2014 capital forecast is approximately $1.0 billion. Investments in our existing stores are expected to account for approximately 45% of net cash outflow including investments in store equipment, resets and remerchandising. Approximately 30% of the planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure. In addition, approximately 15% of the planned net cash outflow is for store expansion. Our expansion plans for 2014 consist of six new home improvement stores, approximately half of which will be leased, and four new Orchard stores, all of which will be leased. Other planned capital expenditures, accounting for 10% of planned net cash outflow, are for investments in our distribution network.

Debt and capital
We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of October 31, 2014, we had a remaining repurchase authorization of $3.4 billion with no expiration date. Our fiscal year 2014 guidance described under Business Outlook above assumed approximately $3.7 billion in share repurchases for the fiscal year. See Note 8 to the consolidated financial statements included in this report for additional information regarding share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In September 2014, we issued $1.25 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes our contractual obligations relating to long-term debt, excluding capitalized lease obligations, at October 31, 2014. Interest payments included in the table below are calculated based on the rates in effect at October 31, 2014. The unsecured notes are further described in Note 7 to the consolidated financial statements (unaudited) included herein.

	Payments Due by Period
Contractual Obligations (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discounts)	$10,949	$508	$1,779	$451	$8,211
Long-term debt (interest payments)	7,500	491	881	803	5,325
Total	$18,449	$999	$2,660	$1,254	$13,536

As of October 31, 2014, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2013. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in our Annual Report. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.

FORWARD-LOOKING STATEMENTS

This 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements of the company's expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute “forward-looking statements” under the Act.  Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, higher fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as the psychological effects of lower home prices, and moderating rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes designed to enhance our efficiency and competitiveness; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Critical Accounting Policies and Estimates”

included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2014, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of fiscal 2014:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 2, 2014 - August 29, 2014 [3]	4.4	$48.82	4.4	$4,183
August 30, 2014 - October 3, 2014 [4]	8.9	52.96	8.9	3,634
October 4, 2014 - October 31, 2014 [4]	6.1	53.80	6.0	3,388
As of October 31, 2014	19.4	$52.29	19.3	$3,388

[1]
During the third quarter of fiscal 2014, the Company repurchased an aggregate of 19.4 million shares of its common stock. The total number of shares repurchased includes 0.1 million shares withheld from employees to satisfy either the exercise price of stock options or their statutory withholding tax liability upon the vesting of restricted share-based awards.

[2]
On February 1, 2013, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On January 31, 2014, the Company's Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. As of October 31, 2014, the Company had total share repurchase authorization remaining available of $3.4 billion. In fiscal 2014, the Company expects to repurchase shares totaling $3.7 billion through purchases made from time to time either in the open market, including through pre-set trading plans, or through private off market transactions in accordance with SEC regulations.

[3]
In May 2014, the Company entered into an ASR agreement with a third-party financial institution to repurchase $750 million of the Company’s common stock. Pursuant to the agreement, the Company paid $750 million to the financial institution and received an initial delivery of 13.6 million shares in the second quarter of fiscal 2014. In August 2014, the Company finalized the transaction and received an additional 2.3 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included in this report.

[4]
In September 2014, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 8.0 million shares in the third quarter of fiscal 2014. In October 2014, the Company finalized the transaction and received an additional 1.4 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included in this report.

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

LOWE'S COMPANIES, INC.

December 2, 2014	/s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer