Form 10-K
period 2015-01-30
LOWES COMPANIES INC
filed 2015-03-31
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of August 1, 2014, the last business day of the Company's most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47.1 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT March 27, 2015
Common Stock, $0.50 par value	951,704,640

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2015 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I
Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 100 company and the world’s second largest home improvement retailer.  As of January 30, 2015, Lowe's operated 1,840 home improvement and hardware stores, representing approximately 201 million square feet of retail selling space. Lowe's is comprised of 1,793 stores located across 50 U.S. states, including 74 Orchard Supply Hardware (Orchard) stores in California and Oregon, as well as 37 stores in Canada, and 10 stores in Mexico.

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

Customers, Market and Competition

Our Customers

We serve homeowners, renters, and professional customers (Pro customers).  Retail customers, comprised of individual homeowners and renters, complete a wide array of projects and vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM).  The Pro customer consists of two broad categories: construction trades; and maintenance, repair & operations.

Our Market

We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.  The total annual revenue reported for businesses included in NAICS 444 in 2014 was $328 billion, which represented an increase of 5.1% over the amount reported for the same category in 2013.  The total annual revenue reported for businesses included in NAICS 444 in 2013 was $312 billion, which represented an increase of 6.0% over the amount reported for the same category in 2012.

NAICS 444 represents less than half of what we consider the total market for our products and services.  The broader market in which Lowe’s operates includes home-related sales through a variety of companies beyond those in NAICS 444.  These consist of other companies in the retail sector, including mass retailers, home furnishings stores, and online retailers, as well as wholesalers that provide home-related products and services to homeowners, businesses, and the government.  Based on our analysis of the most recent comprehensive data available, we estimate the size of the U.S. home improvement market at $690 billion in 2014, comprised of $520 billion of product sales and $170 billion of installed labor sales. That compares with $640 billion total market sales in 2013, comprised of $480 billion of product sales and $160 billion of installed labor sales.

There are many variables that affect consumer demand for the home improvement products and services Lowe’s offers.  Key indicators we monitor include real disposable personal income, employment, home prices, and housing turnover.  We also monitor demographic and societal trends that shape home improvement industry growth.

•
Real disposable personal income is projected to grow at a stronger pace in 2015 than in 2014. Real disposable personal income is forecasted to increase 3.5% in calendar 2015, up from the 2.5% gain recorded in 2014, based on the March 2015 Blue Chip Economic Indicators®. *

*Blue Chip Economic Indicators® (ISSN: 0193-4600) is published monthly by Aspen Publishers, 76 Ninth Avenue, New York, NY 10011, a division of Wolters Kluwer Law and Business.   Printed in the U.S.A.

•
The average unemployment rate for 2015 is forecasted to decline to 5.4%, according to the March 2015 Blue Chip Economic Indicators, which would be an improvement from the 6.2% average in 2014.  The unemployment rate should continue to trend lower as the job market continues to expand at a moderate pace.

•
Recent evidence suggests that home prices will continue to increase.  In 2014, home price appreciation improved to an estimated 5.7%, according to the Federal Housing Finance Agency index.  Economists generally expect the rate of home price growth to moderate in 2015 but to remain positive.

•
Housing turnover decreased 2.8% in 2014 after a 9.0% increase in 2013, according to The National Association of Realtors and U.S. Census Bureau. Growth in 2014 was restrained by an increase in mortgage rates and harsh winter weather. Turnover is generally expected to increase in 2015, supported by a strengthening jobs market, rising incomes and historically low mortgage rates.

These indicators are important to our business because they signal a customer's willingness to engage in home maintenance, repair, and upgrade projects and favorably impact income available to purchase our products and services.  Currently, these indicators suggest moderately improving consumer demand for the home improvement products and services we sell.

Our Competition

The home improvement retailing business includes a broad competitive landscape.  We compete with other home improvement warehouse chains and lumberyards in most of our trade areas.  We also compete with traditional hardware, plumbing, electrical and home supply retailers.  In addition, we compete with general merchandise retailers, warehouse clubs, and online and other specialty retailers. Location of stores continues to be a key competitive factor in our industry; however, the increasing use of technology and the simplicity of online shopping also underscore the importance of omni-channel capabilities as a competitive factor.  We differentiate ourselves from our competitors by providing better customer experiences that make us the project authority while delivering value to our customers. See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.

Products and Services

Our Products

Product Selection
To meet customers’ varying home improvement needs, we offer a complete line of products for maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Kitchens & Appliances; Lumber & Building Materials; Tools & Hardware; Fashion Fixtures; Rough Plumbing & Electrical; Lawn & Garden; Seasonal Living; Paint; Home Fashions, Storage & Cleaning; Flooring; Millwork; and Outdoor Power Equipment.  A typical Lowe's home improvement store stocks approximately 36,000 items, with hundreds of thousands of additional items available through our Special Order Sales system, Lowes.com, Lowes.ca, and ATGstores.com. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of private brands.  In addition, we are dedicated to ensuring the products we sell are sourced in a socially responsible, efficient, and cost effective manner.

National Brand-Name Merchandise
In many product categories, customers look for a familiar and trusted national brand to instill confidence in their purchase.  Each Lowe’s home improvement store carries a wide selection of national brand-name merchandise such as Whirlpool® appliances and water heaters, GE®, LG®, and Samsung® appliances, Stainmaster® carpets, Valspar® paints and stains, Pella® windows and doors, Sylvania® light bulbs, Dewalt® power tools, Owens Corning® roofing, Johns Manville® insulation, James Hardie® fiber cement siding, Husqvarna® outdoor power equipment, Werner® ladders, and many more.  In 2014, we added brand name merchandise such as Henry® coatings, Hubbell® wiring devices, GRK Fasteners™, and Progress® Lighting to our portfolio. Our merchandise selection provides the retail and Pro customer a one-stop shop for a wide variety of national brand-name merchandise needed to complete home improvement, repair, maintenance, or construction projects.

Private Brands
Private brands are an important element of our overall portfolio, helping to provide significant value and coordinated style across core categories.  We sell private brands in several product categories including Tools & Hardware, Seasonal Living,

Home Fashions, Storage & Cleaning, Paint, Fashion Fixtures, Flooring, Millwork, Rough Plumbing & Electrical, and Lumber & Building Materials.  Some of Lowe’s most important private brands include Kobalt® tools, allen+roth® home décor products, Blue Hawk® home improvement products, Project Source® basic value products, Portfolio® lighting products, Garden Treasures® lawn and patio products, Utilitech® electrical and utility products, Reliabilt® doors and windows, Aquasource® faucets, sinks and toilets, Harbor Breeze® ceiling fans, Top Choice® lumber products and Iris® home automation and management products.

Supply Chain
We source our products from over 7,000 vendors worldwide with no single vendor accounting for more than 6% of total purchases.  We believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate 15 highly-automated Regional Distribution Centers (RDC) in the United States.  Through our RDCs, products are received from vendors, stored and picked, or cross-docked, and then shipped to our retail locations or directly to customers. On average, each domestic RDC serves approximately 115 stores.  We also lease and operate a distribution facility to serve our Canadian stores. Additionally, we have a service agreement with a third party logistics provider to manage a distribution facility to serve our stores in Mexico.

In addition to the RDCs, we also operate coastal holding facilities, transload facilities, and flatbed distribution centers. The flatbed distribution centers distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, pipe, siding, ladders, and building materials. Collectively, our facilities enable our import and e-commerce, as well as parcel post eligible products, to get to their destination as efficiently as possible. Most parcel post items can be ordered by a customer and delivered within two business days at standard shipping rates.

On average, in fiscal 2014, approximately 80% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to our stores from vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Flooring, Millwork and Kitchens & Appliances accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 8% of total sales in fiscal 2014.

Extended Protection Plans and Repair Services
We offer extended protection plans in Kitchens & Appliances, Tools & Hardware, Outdoor Power Equipment, Seasonal Living, and Rough Plumbing.  Lowe’s Protection Plans provide customers with product protection that enhances or extends coverage previously offered by the manufacturer’s warranty.  We provide in-warranty and out-of-warranty repair services for major appliances, outdoor power equipment, tools, grills, fireplaces, and water heaters through our stores or in the home through our Lowe’s Authorized Service Repair Network.  We offer replacement plans in products in these categories priced below $200. Our contact center takes customers' calls, assesses the problems, and facilitates a resolution, making after-sales service easier for our customers because we manage the entire process.

Selling Channels

We are continuing our progress towards becoming an omni-channel retail company, which allows our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, more than half of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, approximately 60% are picked up in-store, 10% are delivered from a store, and 30% are parcel shipped.  Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an endless aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our ability to leverage our existing infrastructure with the omni-channel capabilities we are introducing.

In-Store
Our 1,766 home improvement stores are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  In addition, we operate 74 Orchard stores located throughout California and Oregon that also serve home improvement customers. Our home improvement stores offer similar products and services, with certain variations based on local market factors; however, Orchard stores are primarily focused on paint, repair, and backyard products.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with internet access, making information available quickly to further simplify the shopping experience.

Online
Through Lowes.com, Lowes.ca, ATGstores.com and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, online product information, customer ratings and reviews, online buying guides and how-to videos and other information.  These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects.  In 2014, sales through our online selling channels, which include Lowes.com, Lowes.ca and ATGstores.com, accounted for approximately 2.5% of our total sales.  We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store as well as delivery or parcel shipment to their homes.

On-Site
We have on-site specialists available to retail and Pro customers to assist them in selecting products and services for their projects.  Our Account Executives ProServices meet with Pro customers at their place of business or on a job site and leverage stores within the area to ensure we meet customer needs for products and resources.  Our Project Specialist Exteriors (PSE) program is available in all Lowe’s stores to discuss exterior projects such as roofing, siding, fencing, and windows, whose characteristics lend themselves to an in-home consultative sales approach.  In addition, our Project Specialist Interiors (PSI) program is available in seven of our 14 regions to provide similar consultative services on interior projects such as kitchens and bathrooms.

Contact Centers
Lowe’s operates two contact centers which are located in Wilkesboro, NC and Albuquerque, NM. In addition, we are opening an additional facility in Indianapolis, IN. These contact centers help enable an omni-channel experience by providing the ability to tender sales, coordinate deliveries, manage after-sale installations, facilitate repair services for Appliances and Outdoor Power Equipment, and answer general customer questions via phone, e-mail, letters, or social media.

Employees

As of January 30, 2015, we employed approximately 175,000 full-time and 91,000 part-time employees.  Our employees in Mexico are subject to collective bargaining agreements.  No other employees are subject to collective bargaining agreements.  Management considers its relations with employees to be good.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries.  We consider this mark and the accompanying name recognition to be valuable to our business.  This subsidiary has various additional trademarks, trade names and service marks, many of which are used in our private brand program.  The subsidiary also maintains various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Environmental Stewardship

Lowe’s recognizes how efficient operations can help protect the environment and our bottom line. We examine our operations regularly to deliver energy efficiency, reduce fuel consumption, and minimize waste generation through increased recycling. We also install technology that will help us operate our facilities more efficiently and environmentally responsibly. For example, our RDC in Rome, GA was designed to use high-efficiency, light-emitting diode (LED) fixtures, and our Pittston RDC was retrofitted with interior and exterior LED fixtures, significantly reducing this facility's total energy use.

We strive to deliver products to our stores in a fuel-efficient and an environmentally responsible manner through participation in the SmartWay® Transport Partnership, an innovative program launched by the U.S. Environmental Protection Agency (EPA) in 2004 that promotes cleaner, more fuel-efficient transportation options. Lowe’s received a 2014 SmartWay Excellence Award from the EPA, our sixth consecutive SmartWay honor, for our commitment to environmental excellence in freight management operations and reduction of carbon dioxide emissions and other harmful pollutants. We have also increased shipping of products by rail and increased the efficiency of truckload shipments to and from our RDCs.

We continue to take steps to improve our recycling programs and reduce the amount of waste we generate. Through these efforts, we are able to reduce our disposal costs and minimize the impact on the environment of the operation of our stores and other facilities. We also offer convenient recycling for our customers at many of our stores for items such as rechargeable batteries, plastic bags and compact fluorescent light bulbs.

We annually track our carbon footprint and participate in the Carbon Disclosure Project, an independent nonprofit organization hosting the largest database of primary corporate climate change information in the world. To further reduce our carbon footprint, we incorporate energy-efficient technologies and architectural systems into new stores and retrofits of existing stores, such as energy-efficient lighting, white membrane cool roofs, and HVAC units that meet or exceed ENERGY STAR qualifications. We also participate in demand response programs by voluntarily reducing our lighting and HVAC loads during peak demand periods to support electric grid reliability.

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

For more information on Lowe’s environmental efforts, please visit Lowes.com/SocialResponsibility.

Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  These laws and regulations may increase our costs of doing business in a variety of ways, including indirectly through increased energy costs, as utilities, refineries, and other major emitters of greenhouse gases are subjected to additional regulation or legislation that seeks to better control greenhouse gas emissions.  We do not anticipate any material capital expenditures during fiscal 2015 for environmental control facilities or other costs of compliance with such laws or regulations.

Reaching Out / Our Community

Lowe’s has a long and proud history of supporting local communities through public education and community improvement projects, beginning with the creation of the Lowe’s Charitable and Educational Foundation in 1957. In 2014, Lowe’s and the Lowe’s Charitable and Educational Foundation contributed $28 million to schools and community organizations in the United States, Canada, and Mexico.
Our commitment to improving educational opportunities is best exemplified by our signature education grant program, Lowe’s Toolbox for Education®. The program has benefited more than five million schoolchildren since 2006, funding improvements at 1,103 schools across the United States in 2014.
For more than a decade, we’ve been working with national nonprofit partners to strengthen and stabilize neighborhoods in the communities we serve. In 2014, Lowe’s contributed more than $6 million and teamed with Habitat for Humanity and Rebuilding Together to bring housing solutions and hope to families across the country. We also continued to build on our longstanding partnerships with SkillsUSA, the Boys & Girls Clubs of America, and Keep America Beautiful to improve communities and build tomorrow’s leaders.
Lowe’s is also committed to helping residents of the communities we serve by being there when we’re needed most - when a natural disaster threatens and in the recovery that follows. In 2014, Lowe’s committed more than $2 million and mobilized hundreds of Lowe’s Heroes employee volunteers to help families recover from disasters in 12 states from the Pacific Northwest to New York, while helping others prepare for the threat of hurricanes in Alabama, Florida, Louisiana, New Jersey, and Texas.

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

We describe below certain risks that could adversely affect our results of operations, financial condition, business reputation or business prospects.  These risk factors may change from time to time and may be amended, supplemented or superseded by updates to the risk factors contained in our future periodic reports on Form 10-K, Form 10-Q and reports on other forms we file with the Securities and Exchange Commission.  All forward-looking statements about our future results of operations or other matters made by us in this Annual Report on Form 10-K, in our Annual Report to Lowe’s Shareholders and in our subsequently filed reports to the Securities and Exchange Commission, as well as in our press releases and other public communications, are qualified by the risks described below.

You should read these Risk Factors in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

We may be unable to adapt our business concept in a rapidly changing retailing environment to address the changing shopping habits and demands and demographics of our customers.
The home improvement retailing environment, like the retailing environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. In addition to our traditional large format brick and mortar retail stores, many of which are located in or near suburban communities, we are also increasing our urban market presence with smaller format stores and investing extensively in on-line sales, content marketing and information searching technology capabilities. Failure to adapt our business concept successfully could negatively affect our relationship with our customers, the demand for the home improvement products and services we sell, the rate of growth of our business and our market share.

We may not be able to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence if we fail to deliver the capabilities required to execute on them.
The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics will require us to deliver large, complex programs requiring different skill sets and capabilities than were required by our management, employees and contractors in the past to achieve our objectives. They will also require more integrated planning, initiative prioritization and program sequencing. Our leadership development program for our managers at all levels is focused on aligning processes for corporate strategy, business unit strategy and integrated planning to drive alignment, execution and delivery of solutions, including timely delivery and functionality of new technology solutions. Our strategic initiatives will require new competencies in many positions, and our management, employees and contractors will have to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Our results of operations, financial condition, or business prospects could also be adversely affected if we are unable to attract and retain additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retailing environment.

As customer-facing technology systems become an increasingly important part of our omni-channel sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
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
Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive customer information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods. Despite our continued vigilance and investment in information security, we may be unable to adequately anticipate or prevent a breach in our systems that results in the unauthorized release of sensitive data. Should this occur, it may have a material adverse effect on our reputation, drive customers away and lead to financial losses from remedial actions, or potential liability, including possible punitive damages.  A security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.  In addition, as the regulatory environment relating to retailers and other companies' obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit card, debit card, credit accounts, gift cards, direct debit from a customer’s bank account, consumer invoicing, and physical bank check. These payment options subject us to many compliance requirements, including, but not limited to, compliance with the Payment Card Industry Data Security Standards, which represents a common set of industry tools and measurements to help ensure the safe handling of sensitive information. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. We also offer co-branded credit card programs, which could adversely affect our operating results if terminated.

Our sales are dependent upon the health and stability of the general economy.
Many U.S. and global economic factors may adversely affect our financial performance.  These include, but are not limited to, periods of slow economic growth or recession, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, high rates of unemployment, consumer debt levels, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, and acts of both domestic and international terrorism.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable sales.
Sales of many of our product categories and services are driven by the activity level of home improvement projects.  Although the housing market has been strengthened by favorable interest rates and increasing home prices, the large number of households that continue to have little available equity, mortgage delinquency and foreclosure rates that remain high, tight restrictions on the availability of mortgage financing, slow household formation growth rates, and decreases in housing turnover through existing home sales, have limited, and may continue to limit, consumers’ discretionary spending, particularly on larger home improvement projects that are important to the growth of our business. Another risk to the continued recovery of the home improvement industry is that consumer interest rates will rise when the Federal Reserve System begins withdrawing the extraordinary economic stimulus it has provided in recent years.

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

We have many competitors who could take sales and market share from us if we fail to execute our merchandising, marketing and distribution strategies effectively, or if they develop a substantially more effective or lower cost means of meeting customer needs.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors.  The principal competitive factors in our industry include convenience, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation.  Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance.  Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

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

If the domestic or international supply chain for our products is disrupted for any reason, our sales and gross margin would be adversely impacted.
We source, stock, and sell products from over 7,000 domestic and international vendors and their ability to reliably and efficiently fulfill our orders is critical to our business success.  We source a large number of those products from foreign manufacturers with China continuing to be the dominant import source.  Financial instability among key vendors, political instability and labor unrest in source countries or elsewhere in our supply chain, port labor disputes, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs, currency exchange rates and transport availability, capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs.

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

We must comply with multiple laws and regulations that differ substantially in each country where we operate.
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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At January 30, 2015, our properties consisted of 1,840 stores in the U.S., Canada, and Mexico with a total of approximately 201 million square feet of selling space.  Of the total stores operating at January 30, 2015, approximately 86% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

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

Name	Age	Title
Robert A. Niblock	52	Chairman of the Board, President and Chief Executive Officer since 2011; Chairman of the Board and Chief Executive Officer, 2006 – 2011.

Maureen K. Ausura	59	Chief Human Resources Officer since 2012; Executive Vice President, Human Resources, 2011 – 2012; Senior Vice President, Human Resources, 2005 – 2011.

Marshall A. Croom	54	Chief Risk Officer since 2012; Senior Vice President and Chief Risk Officer, 2009 – 2012.

Rick D. Damron	52	Chief Operating Officer since 2012; Executive Vice President, Store Operations, 2011 – 2012; Senior Vice President, Logistics, 2009 – 2011.

Matthew V. Hollifield	48	Senior Vice President and Chief Accounting Officer since 2005.

Robert F. Hull, Jr.	50	Chief Financial Officer since 2012; Executive Vice President and Chief Financial Officer since 2004.

Michael A. Jones	52	Chief Customer Officer since 2014; Chief Merchandising Officer 2013 – 2014; President, North and Latin America, The Husqvarna Group, 2009 – 2013.

Richard D. Maltsbarger	39
Chief Development Officer and President of International since 2015; Chief Development Officer, 2014 – 2015; Business Development Executive, 2012 – 2014; Senior Vice President, Strategy, 2011 – 2012; Vice President, Strategic Planning 2010 – 2011; Vice President, Research, 2006 – 2010.

Ross W. McCanless	57
General Counsel, Secretary and Chief Compliance Officer since 2015; Chief Legal Officer, Extended Stay America, Inc. and ESH Hospitality, Inc., 2013 – 2014; Chief Legal Officer, HVM, L.L.C.; Private Investor, 2006 – 2012.

N. Brian Peace	49	Corporate Administration Executive since 2012; Senior Vice President, Corporate Affairs, 2006 – 2012.

Paul D. Ramsay	50	Chief Information Officer since 2014; Senior Vice President, Information Technology, 2011 – 2014; Vice President, Information Technology, Exploration and Production, Hess Corporation, 2010 – 2011

Part II
Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe's common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe's is “LOW”.  As of March 27, 2015, there were 25,065 holders of record of Lowe's common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

	Fiscal 2014			Fiscal 2013
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$51.28	$44.45	$0.18	$39.98	$35.86	$0.16
2nd Quarter	48.54	44.13	0.23	45.30	38.87	0.18
3rd Quarter	57.41	47.52	0.23	50.74	43.52	0.18
4th Quarter	71.11	56.76	0.23	52.08	45.62	0.18

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company's common stock, the S&P 500 Index and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on January 29, 2010 in the Company's common stock and each of the indices.

	1/29/2010	1/28/2011	2/3/2012	2/1/2013	1/31/2014	1/30/2015
Lowe’s	$100.00	$118.81	$130.87	$189.25	$230.81	$343.42
S&P 500	100.00	121.26	130.55	150.20	180.70	206.41
S&P Retail Index	$100.00	$127.17	$145.61	$183.31	$229.70	$275.85

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of 2014:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
November 1, 2014 – November 28, 2014	1.4	$63.20	1.4	$3,300
November 29, 2014 – January 2, 2015	6.0	66.21	6.0	2,904
January 3, 2015 – January 30, 2015	7.5	68.33	7.5	2,388
As of January 30, 2015	14.9	$67.00	14.9	$2,388

[1]
During the fourth quarter of fiscal 2014, the Company repurchased an aggregate of 14.9 million shares of its common stock. The total number of shares purchased also includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted stock awards.

[2]
On February 1, 2013, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On January 31, 2014, the Company’s Board of Directors authorized an additional $5.0 billion under the repurchase program with no expiration, following which, the Company had an available share repurchase authorization of $6.3 billion. As of January 30, 2015, the Company had $2.4 billion remaining available under the program. On March 20, 2015, the Company's Board of Directors authorized an additional $5.0 billion under the repurchase program with no expiration. In fiscal 2015, the Company expects to repurchase shares totaling $3.8 billion through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations.

Item 6 - Selected Financial Data

Selected Statement of Earnings Data (In millions, except per share data)	2014	2013	2012	2011	[1]	2010
Net sales	$56,223	$53,417	$50,521	$50,208		$48,815
Gross margin	19,558	18,476	17,327	17,350		17,152
Net earnings	2,698	2,286	1,959	1,839		2,010
Basic earnings per common share	2.71	2.14	1.69	1.43		1.42
Diluted earnings per common share	2.71	2.14	1.69	1.43		1.42
Dividends per share	$0.87	$0.70	$0.62	$0.53		$0.42
Selected Balance Sheet Data
Total assets	$31,827	$32,732	$32,666	$33,559		$33,699
Long-term debt, excluding current maturities	$10,815	$10,086	$9,030	$7,035		$6,537

[1]	Fiscal 2011 contained 53 weeks, while all other years contained 52 weeks.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended January 30, 2015 (our fiscal years 2014, 2013 and 2012).   Unless otherwise noted, all references herein for the years 2014, 2013 and 2012 represent the fiscal years ended January 30, 2015, January 31, 2014 and February 1, 2013, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net earnings increased 18.0% to $2.7 billion during fiscal year 2014, and diluted earnings per share increased 26.6% to $2.71. Net sales for 2014 were $56.2 billion, a 5.3% increase over fiscal year 2013. Comparable sales increased 4.3%, driven by a comparable average ticket increase of 2.4% and a comparable transaction increase of 1.8%.
For 2014, cash flows from operating activities were approximately $4.9 billion, with $880 million used for capital expenditures. Our strong financial position and positive cash flows allowed us to deliver on our commitment to return excess cash to shareholders. During 2014, the company repurchased 74.7 million shares of stock for $3.9 billion and paid $822 million in dividends.
Throughout 2014, we continued to build momentum as we further optimized our business model. We were focused on three priorities to drive further top line growth including our enhanced Sales & Operations Planning process, building on our customer experience design capabilities, and improving our relevance with the Pro customer. In addition, in order to provide not just the products, but also the services, information, and advice to help our customers improve their homes, we are continuing to transform from a single-channel, home improvement retailer to an omni-channel home improvement company. This allows us to sell products from a store, online, on-site, or through one of our contact centers and fulfill orders in the most convenient manner for our customers.
Through our Sales & Operations Planning process, we have improved seasonal planning, including the cadence of product introductions, promotions and staffing. Our Sales & Operations process is anchored in the customer mindset for the season. The process ensures collaboration from all functions, including logistics, merchandising and marketing, to make certain we have relevant products available to customers at the right time and those products are effectively advertised and strategically promoted to drive customer traffic.
In addition, during 2014, we continued to build customer experience design capabilities. We now have a dedicated customer experience design team that coordinates the creation of customer experiences that encompass the entire project from inspiration, to purchase, to fulfillment. These experiences are rooted in research around customers' shopping preferences and mindset about specific home improvement projects. Any experience we design has to meet three critical criteria: it must be desirable to our target customer; feasible - fitting within the organization's competencies; and viable - or something we can deliver in a profitable and sustainable way. For example, during 2014, we rolled out an Outdoor Living Experience to two-thirds of our stores in advance of the spring selling season. To help customers envision and create their outdoor space, we displayed patio sets with coordinating rugs, umbrellas, and accessories, along with grills and other outdoor products just as they would have expected in their own backyard. This space was re-purposed for the Holiday Décor Experience in the second half of the year which inspired customers to decorate, raised awareness of the breadth of holiday décor and gift offerings, and provided project solutions relevant to the holiday micro seasons. By providing an integrative and cohesive assortment of products, inspiring and intuitive presentation and display, and optimal service components across all selling channels, we are able to provide better customer experiences that differentiate us in the marketplace.

We continued to experience strength with our Pro customers, which have performed at or above the company average comparable sales increase for 14 consecutive quarters. We have a strong foundation for doing business with Pro customers with our dedicated service in the stores, inventory depth, job lot quantities and a strong value proposition. We are enhancing our product and service offering with this important customer, including ensuring we have the types of products and brands the Pros demand. For example, during 2014, we added brands such as Henry® coatings, Hubbell® wiring devices, GRK Fasteners™, and Progress® Lighting, all of which help make Lowe’s the destination for the Pro. In addition, we have been working to relaunch Lowesforpros.com, a dedicated platform which provides Pro customers with the ability to transact with us online and provides Pros the ability to develop requisition lists, access to purchase history, and customized product catalogs.
Looking Forward

Economic forecasts for 2015 suggest moderately stronger growth in the home improvement industry. Stronger job and income growth and improving household financial conditions are expected to build on the momentum gained in 2014. In addition, an increase in revolving credit usage should allow customers to be more willing and able to take on discretionary home improvement projects. Improvements in the housing market should also persist in 2015 with moderating home price growth and mortgage rates that remain historically low.

As we move into 2015, we will focus on capitalizing on market opportunities and driving profitability within an improving economy. We will continue to differentiate ourselves through better customer experiences and improving our product and service offering for the Pro customer. We have made progress over the past few years to meet customers on their terms whenever and wherever they choose to engage, and we will continue to invest in omni-channel capabilities to ensure that we are convenient and easy to do business with. We also remain committed to improving our productivity and profitability in areas including store payroll, marketing and efforts to leverage our scale to achieve cost savings on indirect spend.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net sales	100.00%	100.00%	N/A	5.3%
Gross margin	34.79	34.59	20	5.9
Expenses:
Selling, general and administrative	23.62	24.08	(46)	3.2
Depreciation	2.64	2.74	(10)	1.6
Interest - net	0.92	0.89	3	8.3
Total expenses	27.18	27.71	(53)	3.2
Pre-tax earnings	7.61	6.88	73	16.4
Income tax provision	2.81	2.60	21	13.8
Net earnings	4.80%	4.28%	52	18.0%
EBIT margin [1]	8.53%	7.77%	76	15.5%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net sales	100.00%	100.00%	N/A	5.7%
Gross margin	34.59	34.30	29	6.6
Expenses:
Selling, general and administrative	24.08	24.24	(16)	5.1
Depreciation	2.74	3.01	(27)	(4.0)
Interest - net	0.89	0.84	5	12.7
Total expenses	27.71	28.09	(38)	4.3
Pre-tax earnings	6.88	6.21	67	17.1
Income tax provision	2.60	2.33	27	17.7
Net earnings	4.28%	3.88%	40	16.7%
EBIT margin [1]	7.77%	7.05%	72	16.6%

Other Metrics	2014	2013	2012
Comparable sales increase [2]	4.3%	4.8%	1.4%
Total customer transactions (in millions)	857	828	804
Average ticket [3]	$65.61	$64.52	$62.82
At end of year:
Number of stores	1,840	1,832	1,754
Sales floor square feet (in millions)	201	200	197
Average store size selling square feet (in thousands) [4]	109	109	113
Return on average assets [5]	8.1%	6.8%	5.7%
Return on average shareholders' equity [6]	24.4%	17.7%	13.1%
Return on invested capital [7]	13.9%	11.5%	9.3%

[1]	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.

[2]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which did not have a meaningful impact for the periods presented.

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

[5]	Return on average assets is defined as net earnings divided by average total assets for the last five quarters.

[6]	Return on average shareholders’ equity is defined as net earnings divided by average shareholders’ equity for the last five quarters.

[7]	Return on invested capital is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)
Calculation of Return on Invested Capital	2014	2013	2012
Numerator
Net earnings	$2,698	$2,286	$1,959
Plus:
Interest expense - net	516	476	423
Provision for income taxes	1,578	1,387	1,178
Earnings before interest and taxes	4,792	4,149	3,560
Less:
Income tax adjustment [1]	1,769	1,567	1,337
Net operating profit after tax	$3,023	$2,582	$2,223
Effective tax rate	36.9%	37.8%	37.6%
Denominator
Average debt and equity [2]	$21,752	$22,510	$23,921
Return on invested capital	13.9%	11.5%	9.3%
Calculation of Return on Average Debt and Equity	2014	2013	2012
Numerator
Net earnings	$2,698	$2,286	$1,959
Denominator
Average debt and equity [2]	$21,752	$22,510	$23,921
Return on average debt and equity	12.4%	10.2%	8.2%

[1]	Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

[2]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Fiscal 2014 Compared to Fiscal 2013

Net sales – Net sales increased 5.3% to $56.2 billion in 2014.  The increase in total sales was driven primarily by the comparable sales increase of 4.3%, the acquisition of Orchard, and new stores.  The comparable sales increase of 4.3% in 2014 was driven by a 2.4% increase in comparable average ticket and a 1.8% increase in comparable customer transactions. Comparable sales increased during each quarter of the fiscal year as we reported 0.9% in the first quarter, 4.4% in the second quarter, 5.1% in the third quarter, and 7.3% in the fourth quarter.

All of our product categories experienced comparable sales increases for the year. During 2014, we experienced comparable sales above the company average in the following product categories: Millwork, Kitchens & Appliances, Tools & Hardware, and Fashion Fixtures. Targeted promotions coupled with the expansion of our Project Specialist programs drove comparable sales increases, especially within Millwork, Kitchens & Appliances, and Fashion Fixtures, as we continued to benefit from customers' increasing interest in refreshing both the interior and exterior of their homes. Within Tools & Hardware, our enhanced Sales & Operations Planning process helped us drive strong performance in power and pneumatic tools. In addition, Flooring and Outdoor Power Equipment performed at approximately the overall company average. Geographically, 13 of the 14 U.S. regions experienced increases in comparable store sales, as sales performance was well balanced across the country.

Gross margin – Gross margin of 34.79% for 2014 represented a 20 basis point increase from 2013 and was primarily driven by cost reductions associated with our Value Improvement initiative, which consisted of improved line review and product reset processes to better position us to meet customers' product needs and drive better inventory productivity.

During the fourth quarter of 2014, gross margin decreased one basis point as a percentage of sales. Gross margin was negatively impacted by mix of products sold and price actions on specific categories, partially offset by our Value Improvement program and better seasonal sell-through.

SG&A – SG&A expense for 2014 leveraged 46 basis points as a percentage of sales compared to 2013. This was primarily driven by 21 basis points of leverage associated with operating salaries as we optimized payroll hours against customer traffic. We also experienced 16 basis points of leverage associated with incentive compensation due to lower attainment levels compared to the prior year and seven basis points of leverage in property taxes due to favorability in property valuations recognized in the current year. In addition, we experienced six basis points of leverage in advertising expense due to increased sales and five basis points of leverage in utilities due to decreased consumption due to favorable weather experienced in the current year. These were partially offset by 23 basis points of deleverage in employee insurance costs, due to increased claims as well as additional costs associated with the Affordable Care Act.

SG&A expense during the fourth quarter leveraged 88 basis points due primarily to long-lived asset impairments recorded in the prior year, as well as leverage in operating salaries, and property taxes.

Depreciation – Depreciation expense leveraged 10 basis points for 2014 compared to 2013 primarily due to the increase in sales.  Property, less accumulated depreciation, decreased to $20.0 billion at January 30, 2015 compared to $20.8 billion at January 31, 2014.  At January 30, 2015 and January 31, 2014, we owned 86% of our stores, which included stores on leased land.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2014	2013
Interest expense, net of amount capitalized	$515	$474
Amortization of original issue discount and loan costs	7	6
Interest income	(6)	(4)
Interest - net	$516	$476

Net interest expense increased primarily as a result of the issuance of $1.25 billion and $1.0 billion of unsecured notes in September 2014 and 2013, respectively.

Income tax provision - Our effective income tax rate was 36.9% in 2014 compared to 37.8% in 2013. The lower effective tax rate in 2014 was the result of the favorable settlement of certain federal tax matters during the year.

Fiscal 2013 Compared to Fiscal 2012

Net sales – Net sales increased 5.7% to $53.4 billion in 2013.  Comparable sales increased 4.8% in 2013, driven by a 3.2% increase in comparable average ticket and a 1.6% increase in comparable customer transactions. Performance for the year was strong across product categories as all of our product categories experienced comparable sales increases for the year. During 2013, we experienced comparable sales above the company average in the following product categories: Outdoor Power Equipment, Kitchens & Appliances, Flooring, and Fashion Fixtures.  Sales to Pro customers also performed well during the year and experienced comparable sales above the company average.

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

Depreciation – Depreciation expense leveraged 27 basis points for 2013 compared to 2012 primarily due to the increase in sales as well as assets becoming fully depreciated.  Property, less accumulated depreciation, decreased to $20.8 billion at January 31, 2014 compared to $21.5 billion at February 1, 2013.  At January 31, 2014 and February 1, 2013 we owned 86% and 89% of our stores, respectively, which included stores on leased land.

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

LOWE’S BUSINESS OUTLOOK

As of February 25, 2015, the date of our fourth quarter 2014 earnings release, we expected total sales in 2015 to increase 4.5% to 5% and comparable sales to increase 4% to 4.5%.  We expected to open 15 to 20 home improvement and hardware stores during 2015.  In addition, earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase 80 to 100 basis points, and the effective tax rate was expected to be approximately 38.1%.  Diluted earnings per share of approximately $3.29 were expected for the fiscal year ending January 29, 2016.  Our guidance assumed approximately $3.8 billion in share repurchases during 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for 2014 versus 2013 was primarily driven by changes in working capital and an increase in net earnings.  The decrease in net cash used in investing activities for 2014 versus 2013 was primarily driven by the acquisition of Orchard in the prior year and a reduction in capital expenditures, partially offset by an increase in net contributions to equity method investments in the current year. The increase in net cash used in financing activities for 2014 versus 2013 was driven primarily by repayments of short-term borrowings.
Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities. On August 29, 2014, we entered into a new five year unsecured revolving credit agreement (the 2014 Credit Facility) to replace the 2011 Second Amended and Restated Credit Agreement dated October 2011. The 2014 Credit Facility provides for borrowings up to $1.75 billion and expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability under the facility by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the 2014 Credit Facility reduce the amount available for borrowing under its terms.

Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the 2014 Credit Facility.  Thirteen banking institutions are participating in the 2014 Credit Facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement.  We were in compliance with those covenants at January 30, 2015.  In addition, there were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the commercial paper program at January 30, 2015. For additional information about the 2014 Credit Facility, see the summary of certain terms thereof that is included in the Current Report on Form 8-K we filed on September 2, 2014 with the Securities and Exchange Commission.

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 31, 2015, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2015 capital forecast is approximately $1.4 billion, inclusive of approximately $200 million of lease commitments, resulting in a planned net cash outflow of $1.2 billion.  Investments in our existing stores are expected to account for approximately 40% of net cash outflow, including investments in store equipment, resets, and remerchandising. Approximately 30% of the planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure.  In addition, approximately 30% of the planned net cash outflow is for store expansion. Our expansion plans for 2015 consist of 15 to 20 new home improvement and hardware stores, approximately half of which will be leased.

Debt and capital
In September 2014, the Company issued $1.25 billion of unsecured notes in three tranches: $450 million of floating rate notes maturing in September 2019, $450 million of 3.125% notes maturing in September 2024, and $350 million of 4.25% notes maturing in September 2044. The 2019, 2024, and 2044 Notes were issued at discounts of approximately $2 million, $6 million, and $4 million, respectively. The 2019 Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.420% (0.658% as of January 30, 2015). Interest on the 2019 Notes is payable quarterly in arrears in March, June, September, and December of each year until maturity, beginning in December 2014. Interest on the 2024 and 2044 Notes is payable semiannually in arrears in March and September of each year until maturity, beginning in March 2015.

The discounts associated with these issuances, which include the underwriting and issuance discounts, are recorded in long-term debt and are being amortized over the respective terms of the notes.

Dividends declared during fiscal 2014 totaled $858 million.  Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.  The dividend declared in the fourth quarter of 2014 was paid in fiscal 2015 and totaled $222 million.

We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 31, 2014, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration. As of January 30, 2015, the Company had $2.4 billion remaining available under this authorization with no expiration date. On March 20, 2015, the Company's Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration. In fiscal 2015, the Company expects to repurchase shares totaling $3.8 billion through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations.

Our ratio of debt to equity plus debt was 53.3% and 47.0% as of January 30, 2015, and January 31, 2014, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at January 30, 2015:

	Payments Due by Period
Contractual Obligations (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discount)	$10,949	$508	$1,779	$451	$8,211
Long-term debt (interest payments)	7,477	491	881	802	5,303
Capitalized lease obligations [1]	795	85	133	110	467
Operating leases [1]	5,479	464	931	850	3,234
Purchase obligations [2]	847	745	100	2	—
Total contractual obligations	$25,547	$2,293	$3,824	$2,215	$17,215
	Amount of Commitment Expiration by Period
Commercial Commitments (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit [3]	$66	$63	$3	$—	$—

[1]	Amounts do not include taxes, common area maintenance, insurance or contingent rent because these amounts have historically been insignificant.

[2]	Represents commitments related to certain marketing and information technology programs, and purchases of merchandise inventory.

[3]	Letters of credit are issued primarily for insurance and construction contracts.

At January 30, 2015, our reserve for uncertain tax positions (including penalties and interest) was $9 million, all of which was classified as a current liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2014, our reserve decreased approximately $16 million to $52 million as of January 30, 2015, primarily due to a reduction in obsolete inventory.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  During 2014, the inventory shrinkage reserve increased approximately $4 million to $162 million as of January 30, 2015.

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

Judgments and uncertainties involved in the estimate
We do not believe that our merchandise inventories are subject to significant risk of obsolescence in the near term, and we have the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns or a deterioration in product quality could result in the need for additional reserves.  Likewise, changes in the estimated shrink reserve may be necessary, based on the timing and results of physical inventories.  We also apply judgment in the determination of levels of obsolete inventory and assumptions about net realizable value.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $3 million for 2014. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrinkage reserve would have affected net earnings by approximately $10 million for 2014.

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

Effect if actual results differ from assumptions
During 2014, 10 operating locations experienced a triggering event and were evaluated for recoverability. Three of the 10 operating locations were determined to be impaired. We recorded impairment losses related to these three operating locations of $26 million during 2014, compared to impairment losses of $26 million related to one operating location impaired during 2013.

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

Seven of the 10 operating locations that experienced a triggering event during 2014 were determined to be recoverable and therefore were not impaired. For all of these seven locations, the expected undiscounted cash flows substantially exceeded the net book value of the location’s assets. For these seven locations, a 10% reduction in projected sales used to estimate future cash flows at the latest date these operating locations were evaluated for impairment would have resulted in the impairment of six of these locations and increased recognized impairment losses by $71 million.

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

Effect if actual results differ from assumptions
During 2014, the Company did not close or relocate any stores subject to operating leases.  During 2013, the Company relocated two stores subject to operating leases.  Expenses for store closing lease obligations included $12 million and $6 million in 2014 and 2013, respectively, related to adjustments for previously closed or relocated locations.

We have not made any material changes in the methodology used to estimate the expected future cash flows of closed locations under operating leases during the past three fiscal years.  If the actual results are not consistent with the assumptions and judgments we have made in estimating expected future cash flows, our store closing lease obligation losses could vary positively or negatively from our estimated losses.  A 10% change in the store closing lease liability would have affected net earnings by approximately $3 million for 2014.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation; automobile; general and product liability; extended protection plan; and certain medical and dental claims. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $5 million per occurrence involving general or product liability, and $10 million per occurrence involving automobile. We do not have any insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2014, our self-insurance liability increased approximately $1 million to $905 million as of January 30, 2015.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment; utilized discount rate; projected exposures including payroll, sales and vehicle units; as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $55 million for 2014. A 100 basis point change in our discount rate would have affected net earnings by approximately $19 million for 2014.

Revenue Recognition

Description
See Note 1 to the consolidated financial statements for a discussion of our revenue recognition policies. The following accounting estimates relating to revenue recognition require management to make assumptions and apply judgment regarding the effects of future events that cannot be determined with certainty.

We sell separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenues from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company consistently groups and evaluates extended protection plan contracts based on the characteristics of the underlying products and the coverage provided in order to monitor for expected losses.  A loss on the overall contract would be recognized if the expected costs of performing services under the contracts exceeded the amount of unamortized acquisition costs and related deferred revenue associated with the contracts. Deferred revenues associated with the extended protection plan contracts were $730 million as of January 30, 2015 and January 31, 2014.

We defer revenue and cost of sales associated with settled transactions for which customers have not yet taken possession of merchandise or for which installation has not yet been completed.  Revenue is deferred based on the actual amounts received.  We use historical gross margin rates to estimate the adjustment to cost of sales for these transactions.  During 2014, deferred revenues associated with these transactions increased $84 million to $545 million as of January 30, 2015.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to recognize revenue on our extended protection plan contracts during the past three fiscal years. We currently do not anticipate incurring any overall contract losses on our extended protection plan contracts. Although we believe that we have the ability to adequately monitor and estimate expected losses under the extended protection plan contracts, it is possible that actual results could differ from our estimates. In addition, if future evidence indicates that the costs of performing services under these contracts are incurred on other than a straight-line basis, the timing of revenue recognition under these contracts could change. A 10% change in the amount of revenue recognized in 2014 under these contracts would have affected net earnings by approximately $19 million.

We have not made any material changes in the methodology used to reverse net sales and cost of sales related to amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed. We believe we have sufficient current and historical knowledge to record reasonable estimates related to the impact to cost of sales for these transactions. However, if actual results are not consistent with our estimates or assumptions, we may incur additional income or expense. A 10% change in the estimate of the gross margin rates applied to these transactions would have affected net earnings by approximately $9 million in 2014.

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

Interest Rate Risk

Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because our long-term debt is carried at amortized cost and consists primarily of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful for our financial instruments.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of January 30, 2015.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of January 30, 2015, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this report, was engaged to audit our Internal Control. Their report appears on page 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lowe's Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of January 30, 2015 and January 31, 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2015 and January 31, 2014, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the "Company") as of  January 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2015 of the Company and our report dated March 31, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 31, 2015

Lowe's Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

Fiscal years ended on	January 30, 2015	% Sales	January 31, 2014	% Sales	February 1, 2013	% Sales
Net sales	$56,223	100.00%	$53,417	100.00%	$50,521	100.00%
Cost of sales	36,665	65.21	34,941	65.41	33,194	65.70
Gross margin	19,558	34.79	18,476	34.59	17,327	34.30
Expenses:
Selling, general and administrative	13,281	23.62	12,865	24.08	12,244	24.24
Depreciation	1,485	2.64	1,462	2.74	1,523	3.01
Interest - net	516	0.92	476	0.89	423	0.84
Total expenses	15,282	27.18	14,803	27.71	14,190	28.09
Pre-tax earnings	4,276	7.61	3,673	6.88	3,137	6.21
Income tax provision	1,578	2.81	1,387	2.60	1,178	2.33
Net earnings	$2,698	4.80%	$2,286	4.28%	$1,959	3.88%

Basic earnings per common share	$2.71		$2.14		$1.69
Diluted earnings per common share	$2.71		$2.14		$1.69
Cash dividends per share	$0.87		$0.70		$0.62

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	January 30, 2015	% Sales	January 31, 2014	% Sales	February 1, 2013	% Sales
Fiscal years ended on
Net earnings	$2,698	4.80%	$2,286	4.28%	$1,959	3.88%
Foreign currency translation adjustments - net of tax	(86)	(0.15)	(68)	(0.13)	6	0.01
Net unrealized investment losses - net of tax	—	—	(1)	—	—	—
Other comprehensive income/(loss)	(86)	(0.15)	(69)	(0.13)	6	0.01
Comprehensive income	$2,612	4.65%	$2,217	4.15%	$1,965	3.89%

See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value and percentage data)

		January 30, 2015	% Total	January 31, 2014	% Total
Assets
Current assets:
Cash and cash equivalents		$466	1.5%	$391	1.2%
Short-term investments		125	0.4	185	0.6
Merchandise inventory - net		8,911	28.0	9,127	27.9
Deferred income taxes - net		230	0.7	252	0.8
Other current assets		348	1.1	341	1.0
Total current assets		10,080	31.7	10,296	31.5
Property, less accumulated depreciation		20,034	62.9	20,834	63.6
Long-term investments		354	1.1	279	0.9
Other assets		1,359	4.3	1,323	4.0
Total assets		$31,827	100.0%	$32,732	100.0%

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	—%	$386	1.2%
Current maturities of long-term debt		552	1.7	49	0.1
Accounts payable		5,124	16.1	5,008	15.3
Accrued compensation and employee benefits		773	2.4	785	2.4
Deferred revenue		979	3.1	892	2.7
Other current liabilities		1,920	6.0	1,756	5.4
Total current liabilities		9,348	29.3	8,876	27.1
Long-term debt, excluding current maturities		10,815	34.0	10,086	30.8
Deferred income taxes - net		97	0.3	291	0.9
Deferred revenue - extended protection plans		730	2.3	730	2.2
Other liabilities		869	2.8	896	2.8
Total liabilities		21,859	68.7%	20,879	63.8%

Commitments and contingencies

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
January 30, 2015	960
January 31, 2014	1,030	480	1.5	515	1.6
Capital in excess of par value		—	—	—	—
Retained earnings		9,591	30.3	11,355	34.7
Accumulated other comprehensive loss		(103)	(0.5)	(17)	(0.1)
Total shareholders' equity		9,968	31.3	11,853	36.2
Total liabilities and shareholders' equity		$31,827	100.0%	$32,732	100.0%
See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Shareholders' Equity
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Shares	Amount
Balance February 3, 2012	1,241	$621	$14	$15,852	$46	$16,533
Comprehensive income:
Net earnings				1,959
Other comprehensive income					6
Total comprehensive income						1,965
Tax effect of non-qualified stock options exercised and restricted stock vested			12			12
Cash dividends declared, $0.62 per share				(708)		(708)
Share-based payment expense			97			97
Repurchase of common stock	(147)	(74)	(440)	(3,879)		(4,393)
Issuance of common stock under share-based payment plans	16	8	343			351
Balance February 1, 2013	1,110	$555	$26	$13,224	$52	$13,857
Comprehensive income:
Net earnings				2,286
Other comprehensive loss					(69)
Total comprehensive income						2,217
Tax effect of non-qualified stock options exercised and restricted stock vested			25			25
Cash dividends declared, $0.70 per share				(741)		(741)
Share-based payment expense			102			102
Repurchase of common stock	(88)	(44)	(312)	(3,414)		(3,770)
Issuance of common stock under share-based payment plans	8	4	159			163
Balance January 31, 2014	1,030	$515	$—	$11,355	$(17)	$11,853
Comprehensive income:
Net earnings				2,698
Other comprehensive loss					(86)
Total comprehensive income						2,612
Tax effect of non-qualified stock options exercised and restricted stock vested			41			41
Cash dividends declared, $0.87 per share				(858)		(858)
Share-based payment expense			111			111
Repurchase of common stock	(75)	(37)	(286)	(3,604)		(3,927)
Issuance of common stock under share-based payment plans	5	2	134			136
Balance January 30, 2015	960	$480	$—	$9,591	$(103)	$9,968
See accompanying notes to consolidated financial statements.

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

Fiscal years ended on	January 30, 2015	January 31, 2014	February 1, 2013
Cash flows from operating activities:
Net earnings	$2,698	$2,286	$1,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,586	1,562	1,623
Deferred income taxes	(124)	(162)	(140)
Loss on property and other assets – net	25	64	83
Loss on equity method investments	57	52	48
Share-based payment expense	119	100	100
Changes in operating assets and liabilities:
Merchandise inventory – net	170	(396)	(244)
Other operating assets	83	(5)	(87)
Accounts payable	127	291	303
Other operating liabilities	188	319	117
Net cash provided by operating activities	4,929	4,111	3,762

Cash flows from investing activities:
Purchases of investments	(820)	(759)	(1,444)
Proceeds from sale/maturity of investments	805	709	1,837
Capital expenditures	(880)	(940)	(1,211)
Contributions to equity method investments – net	(241)	(173)	(219)
Proceeds from sale of property and other long-term assets	52	75	130
Acquisition of business - net	—	(203)	—
Other – net	(4)	5	4
Net cash used in investing activities	(1,088)	(1,286)	(903)

Cash flows from financing activities:
Net change in short-term borrowings	(386)	386	—
Net proceeds from issuance of long-term debt	1,239	985	1,984
Repayment of long-term debt	(48)	(47)	(591)
Proceeds from issuance of common stock under share-based payment plans	137	165	349
Cash dividend payments	(822)	(733)	(704)
Repurchase of common stock	(3,905)	(3,710)	(4,393)
Other – net	24	(15)	22
Net cash used in financing activities	(3,761)	(2,969)	(3,333)

Effect of exchange rate changes on cash	(5)	(6)	1

Net increase/(decrease) in cash and cash equivalents	75	(150)	(473)
Cash and cash equivalents, beginning of year	391	541	1,014
Cash and cash equivalents, end of year	$466	$391	$541
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 30, 2015, JANUARY 31, 2014 AND FEBRUARY 1, 2013

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world's second-largest home improvement retailer and operated 1,840 stores in the United States, Canada and Mexico at January 30, 2015.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Each of the fiscal years presented contained 52 weeks. All references herein for the years 2014, 2013 and 2012 represent the fiscal years ended January 30, 2015, January 31, 2014, and February 1, 2013, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries.  All intercompany accounts and transactions have been eliminated.

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive loss.  Gains and losses from foreign currency transactions, which are included in selling, general and administrative (SG&A) expense, have not been significant.

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

Investments - As of January 30, 2015, investments consisted primarily of money market funds, municipal obligations, certificates of deposit, and municipal floating rate obligations.  The Company classifies as investments restricted balances primarily pledged as collateral for the Company's extended protection plan program.  Investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations, are classified as short-term investments.  All other investments are classified as long-term.

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

Credit Programs - The majority of the Company’s accounts receivable arises from sales of goods and services to commercial business customers.  The Company has an agreement with Synchrony Bank (Synchrony), formerly GE Capital Retail, under which Synchrony purchases at face value commercial business accounts receivable originated by the Company and services these accounts.  This agreement expires in December 2023, unless terminated sooner by the parties.  The Company primarily accounts for these transfers as sales of the accounts receivable.  When the Company transfers its commercial business accounts receivable, it retains certain interests in those receivables, including the funding of a loss reserve and its obligation related to Synchrony's ongoing servicing of the receivables sold.  Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, Synchrony's servicing costs and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

Total commercial business accounts receivable sold to Synchrony were $2.4 billion in 2014, $2.2 billion in 2013 and $1.9 billion in 2012.  The Company recognized losses of $38 million in 2014, $38 million in 2013 and $30 million in 2012 on these receivable sales as SG&A expense, which primarily relates to the fair value of the obligations incurred related to servicing costs that are remitted to Synchrony monthly.  At January 30, 2015 and January 31, 2014, the fair value of the retained interests was determined based on the present value of expected future cash flows and was insignificant.

Sales generated through the Company’s proprietary credit cards are not reflected in receivables.  Under an agreement with Synchrony, credit is extended directly to customers by Synchrony.  All credit program-related services are performed and controlled directly by Synchrony.  The Company has the option, but no obligation, to purchase the receivables at the end of the agreement in December 2023.  Tender costs, including amounts associated with accepting the Company’s proprietary credit cards, are included in SG&A expense in the consolidated statements of earnings.

The total portfolio of receivables held by Synchrony, including both receivables originated by Synchrony from the Company’s proprietary credit cards and commercial business accounts receivable originated by the Company and sold to Synchrony, approximated $7.9 billion at January 30, 2015, and $7.2 billion at January 31, 2014.

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

The Company recorded long-lived asset impairment losses of $28 million during 2014, including $26 million for operating locations and $2 million for excess properties classified as held-for-use.  The Company recorded impairment losses of $46 million in 2013, including $26 million for operating locations, $17 million for excess properties classified as held-for-use and $3 million, including costs to sell, for excess properties classified as held-for-sale.  The Company recorded long-lived asset impairment of $77 million during 2012, including $55 million for operating locations, $17 million for excess properties classified as held-for-use and $5 million, including costs to sell, for excess properties classified as held-for-sale.  Impairment losses are included in SG&A expense in the consolidated statements of earnings.  Fair value measurements associated with long-lived asset impairments are further described in Note 2 to the consolidated financial statements.

The net carrying amount of excess properties that do not meet the held-for-sale criteria is included in other assets (noncurrent) on the consolidated balance sheets and totaled $152 million and $204 million at January 30, 2015 and January 31, 2014, respectively.

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

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers.  As of January 30, 2015, and January 31, 2014, $1 billion and $735 million, respectively, of the Company’s outstanding payment obligations had been placed on the accounts payable tracking system, and participating suppliers had financed $724 million and $443 million, respectively, of those payment obligations to participating financial institutions.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	January 30, 2015	January 31, 2014
Self-insurance liabilities	$346	$324
Accrued dividends	222	186
Accrued interest	165	153
Sales tax liabilities	131	122
Accrued property taxes	124	121
Other	932	850
Total	$1,920	$1,756

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has insurance coverage to limit the exposure arising from these claims.  The Company is also self-insured for certain losses relating to extended protection plan and medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. The total self-insurance liability, including the current and non-current portions, was $905 million and $904 million at January 30, 2015, and January 31, 2014, respectively.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured.  Outstanding surety bonds relating to self-insurance were $234 million and $228 million at January 30, 2015, and January 31, 2014, respectively.

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

Revenue Recognition - The Company recognizes revenues, net of sales tax, when sales transactions occur and customers take possession of the merchandise.  A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Revenues from product installation services are recognized when the installation is completed.  Deferred revenues associated with amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed were $545 million and $461 million at January 30, 2015, and January 31, 2014, respectively.

Revenues from stored-value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed.  The liability associated with outstanding stored-value cards was $434 million and $431 million at January 30, 2015, and January 31, 2014, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards at the point at which redemption becomes remote.  The Company’s stored-value cards have no expiration date or dormancy fees.  Therefore, to determine when redemption is remote, the Company analyzes an aging of the unredeemed cards based on the date of last stored-value card use. The amount of revenue recognized from unredeemed stored-value cards for which redemption was deemed remote was not significant for 2014, 2013, and 2012.

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

(In millions)	2014	2013
Deferred revenue - extended protection plans, beginning of year	$730	$715
Additions to deferred revenue	318	294
Deferred revenue recognized	(318)	(279)
Deferred revenue - extended protection plans, end of year	$730	$730

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $30 million and $53 million at January 30, 2015, and January 31, 2014, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the years presented.  Expenses for claims are recognized when incurred and totaled $123 million and $114 million for 2014 and 2013, respectively.

Cost of Sales and Selling, General and Administrative Expenses - The following lists the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative

■ Total cost of products sold, including:
- Purchase costs, net of vendor funds;
- Freight expenses associated with moving merchandise inventories from vendors to retail stores;
- Costs associated with operating the Company's distribution network, including payroll and benefit costs and occupancy costs;
■ Costs of installation services provided;
■ Costs associated with delivery of products directly from vendors to customers by third parties;
■ Costs associated with inventory shrinkage and obsolescence.
■ Costs of services performed under the extended protection plan.

■ Payroll and benefit costs for retail and corporate employees;
■ Occupancy costs of retail and corporate facilities;
■ Advertising;
■ Costs associated with delivery of products from stores and distribution centers to customers;
■ Third-party, in-store service costs;
■ Tender costs, including bank charges, costs associated with credit card interchange fees and amounts associated with accepting the Company's proprietary credit cards;
■ Costs associated with self-insured plans, and premium costs for stop-loss coverage and fully insured plans;
■ Long-lived asset impairment losses and gains/losses on disposal of assets;
■ Other administrative costs, such as supplies, and travel and entertainment.

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $819 million, $811 million and $809 million in 2014, 2013 and 2012, respectively.

Shipping and Handling Costs - The Company includes shipping and handling costs relating to the delivery of products directly from vendors to customers by third parties in cost of sales.  Shipping and handling costs, which include third-party delivery costs, salaries, and vehicle operations expenses relating to the delivery of products from stores and distribution centers to customers, are classified as SG&A expense.  Shipping and handling costs included in SG&A expense were $548 million, $501 million and $457 million in 2014, 2013 and 2012, respectively.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to expense as incurred.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders' equity. Comprehensive income represents changes in shareholders' equity from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments. Net foreign currency translation losses, net of tax, classified in accumulated other comprehensive loss were $103 million and $17 million at January 30, 2015, and January 31, 2014, respectively. Net foreign currency translation gains, net of tax, classified in accumulated other comprehensive income were $51 million at February 1, 2013.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU in the first quarter of fiscal year 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the standard on its consolidated financial statements.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of January 30, 2015 and January 31, 2014, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In millions)	January 30, 2015	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$81	$81	$—	$—
Municipal obligations	21	—	21	—
Certificates of deposit	17	17	—	—
Municipal floating rate obligations	6	—	6	—
Total short-term investments	$125	$98	$27	$—

Available-for-sale securities:
Municipal floating rate obligations	$348	$—	$348	$—
Certificates of deposit	4	4	—	—
Municipal obligations	2	—	2	—
Total long-term investments	$354	$4	$350	$—

		Fair Value Measurements at Reporting Date Using
(In millions)	January 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
Money market funds	$128	$128	$—	$—
Municipal obligations	18	—	18	—
Certificates of deposit	21	21	—	—
Municipal floating rate obligations	18	—	18	—
Total short-term investments	$185	$149	$36	$—

Available-for-sale securities:
Municipal floating rate obligations	$265	$—	$265	$—
Municipal obligations	14	—	14	—
Total long-term investments	$279	$—	$279	$—
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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the years ended January 30, 2015, and January 31, 2014, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During 2014, 10 operating locations experienced a triggering event and were evaluated for recoverability.  Three of the 10 operating locations were determined to be impaired due to a decline in recent cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $26 million.  The discounted cash flow model used to estimate the fair value of the three impaired operating locations assumed average annual sales growth rates ranging from 4.0% to 9.4% over the remaining life of the locations and applied a discount rate of approximately 6.6%.

The remaining seven operating locations that experienced a triggering event during 2014 were determined to be recoverable and, therefore, were not impaired.  For these seven locations, the expected undiscounted cash flows substantially exceeded the net book value of each location’s assets.  A 10% reduction in projected sales used to estimate future cash flows at the latest date these seven operating locations were evaluated for impairment would have resulted in the impairment of six of these locations and increased recognized impairment losses by $71 million.  We analyzed other assumptions made in estimating the future cash flows of the operating locations evaluated for impairment, but the sensitivity of those assumptions was not significant to the estimates.

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

During 2014, the Company incurred total impairment charges of $2 million for 10 excess property locations.  A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by approximately $1 million.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale. Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at January 30, 2015 and January 31, 2014.

Fair Value Measurements - Nonrecurring Basis

	January 30, 2015		January 31, 2014
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$9	$(26)	$13	$(26)
Excess properties	11	(2)	56	(17)
Assets-held-for-sale:
Excess properties	—	—	4	(2)
Total	$20	$(28)	$73	$(45)

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  The fair values of the Company’s unsecured notes classified as Level 1 were estimated using quoted market prices.  The fair values of the Company’s mortgage notes classified as Level 2 were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	January 30, 2015		January 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$10,860	$12,739	$9,617	$10,630
Mortgage notes (Level 2)	16	17	17	19
Long-term debt (excluding capitalized lease obligations)	$10,876	$12,756	$9,634	$10,649

NOTE 3: Investments

The amortized costs, gross unrealized holding gains and losses, and fair values of the Company’s investment securities classified as available-for-sale at January 30, 2015, and January 31, 2014 are as follows:

	January 30, 2015
(In millions)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Money market funds	$81	$—	$—	$81
Municipal obligations	21	—	—	21
Certificates of deposit	17	—	—	17
Municipal floating rate obligations	6	—	—	6
Classified as short-term	125	—	—	125
Municipal floating rate obligations	348	—	—	348
Certificates of deposit	4	—	—	4
Municipal obligations	2	—	—	2
Classified as long-term	354	—	—	354
Total	$479	$—	$—	$479

	January 31, 2014
(In millions)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Money market funds	$128	$—	$—	$128
Municipal obligations	18	—	—	18
Certificates of deposit	21	—	—	21
Municipal floating rate obligations	18	—	—	18
Classified as short-term	185	—	—	185
Municipal floating rate obligations	265	—	—	265
Municipal obligations	14	—	—	14
Classified as long-term	279	—	—	279
Total	$464	$—	$—	$464

The proceeds from sales of available-for-sale securities were $283 million, $276 million and $1.1 billion for 2014, 2013 and 2012, respectively.  Gross realized gains and losses on the sale of available-for-sale securities were not significant for any of the periods presented.  The investments classified as long-term at January 30, 2015, will mature in one to 37 years, based on stated maturity dates.

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program.  Restricted balances included in short-term investments were $99 million at January 30, 2015, and $162 million at January 31, 2014.  Restricted balances included in long-term investments were $305 million at January 30, 2015, and $268 million at January 31, 2014.

NOTE 4: Property and Accumulated Depreciation

Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	January 30, 2015	January 31, 2014
Cost:
Land	N/A	$7,040	$7,016
Buildings and building improvements	5-40	17,247	17,161
Equipment	3-15	10,426	10,063
Construction in progress	N/A	730	834
Total cost		35,443	35,074
Accumulated depreciation		(15,409)	(14,240)
Property, less accumulated depreciation		$20,034	$20,834

Included in net property are assets under capital lease of $744 million, less accumulated depreciation of $494 million, at January 30, 2015, and $732 million, less accumulated depreciation of $455 million, at January 31, 2014.  The related amortization expense for assets under capital lease is included in depreciation expense.

NOTE 5: Exit Activities

When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items.  During 2014, the Company did not close or relocate any stores subject to operating leases. In 2013, the Company relocated two stores subject to operating leases.

Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Changes to the accrual for exit activities for 2014 and 2013 are summarized as follows:

(In millions)	2014	2013
Accrual for exit activities, balance at beginning of year	$54	$75
Additions to the accrual - net	14	11
Cash payments	(15)	(32)
Accrual for exit activities, balance at end of year	$53	$54

NOTE 6: Short-Term Borrowings and Lines of Credit

On August 29, 2014, the Company entered into a new five year unsecured revolving credit agreement (the 2014 Credit Facility) to replace the 2011 Second Amended and Restated Credit Agreement dated October 2011. The 2014 Credit Facility provides for borrowings up to $1.75 billion and expires in August 2019.  Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability under the facility by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the 2014 Credit Facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the 2014 Credit Facility.  The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement.  The Company was in compliance with those covenants as of January 30, 2015.  Thirteen banking institutions are participating in the 2014 Credit Facility.  As of January 30, 2015, there were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the Company’s commercial paper program. As of January 31, 2014, there were $386 million outstanding borrowings under the commercial paper program with a weighted average interest rate of 0.20% and no outstanding borrowings or letters of credit under the senior credit facility.

NOTE 7: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at January 30, 2015	January 30, 2015	January 31, 2014
Secured debt:
Mortgage notes due through fiscal 2027[1]	5.65%	$16	$17
Unsecured debt:
Notes due through fiscal 2019	3.35%	2,721	2,271
Notes due fiscal 2020-2024	3.70%	3,221	2,776
Notes due fiscal 2025-2029	6.76%	813	813
Notes due fiscal 2030-2034	—%	—	—
Notes due fiscal 2035-2039[2]	6.06%	1,536	1,535
Notes due fiscal 2040-2044	4.98%	2,569	2,222
Capitalized lease obligations due through fiscal 2035		491	501
Total long-term debt		11,367	10,135
Less current maturities		(552)	(49)
Long-term debt, excluding current maturities		$10,815	$10,086

[1]	Real properties with an aggregate book value of $53 million were pledged as collateral at January 30, 2015, for secured debt.

[2]	Amount includes $100 million of notes issued in 1997 that may be put at the option of the holder on the 20th anniversary of the issue at par value. None of these notes are currently puttable.

Debt maturities, exclusive of unamortized original issue discounts and capitalized lease obligations, for the next five years and thereafter are as follows: 2015, $508 million; 2016, $1.0 billion; 2017, $751 million; 2018, $1 million; 2019, $450 million; thereafter, $8.2 billion.

The Company’s unsecured notes are issued under indentures that have generally similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which is expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at January 30, 2015.

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

In September 2014, the Company issued $1.25 billion of unsecured notes in three tranches: $450 million of floating rate notes maturing in September 2019; $450 million of 3.125% notes maturing in September 2024; and $350 million of 4.25% notes maturing in September 2044. The 2019, 2024, and 2044 Notes were issued at discounts of approximately $2 million, $6 million, and $4 million, respectively. The 2019 Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.420% (0.658% as of January 30, 2015). Interest on the 2019 Notes is payable quarterly in arrears in March, June, September, and December of each year until maturity, beginning in December 2014. Interest on the 2024 and 2044 Notes is payable semiannually in arrears in March and September of each year until maturity, beginning in March 2015.

The discounts associated with these issuances, which include the underwriting and issuance discounts, are recorded in long-term debt and are being amortized over the respective terms of the notes.

The indentures governing the notes issued in 2014, 2013 and 2012 contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption, with the exception of the 2019 Notes issued in 2014. We do not have the right to redeem the 2019 Notes prior to maturity. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the indentures) occurs.  If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

NOTE 8: Shareholders' Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at January 30, 2015, and January 31, 2014, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($.50 par value) at January 30, 2015, and January 31, 2014.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On February 1, 2013, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On January 31, 2014, the Company’s Board of Directors authorized an additional $5.0 billion under the repurchase program with no expiration, following which, the Company had an available share repurchase authorization of $6.3 billion. As of January 30, 2015, the Company had $2.4 billion remaining available under the program.

During the year ended January 30, 2015, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 25.3 million shares of the Company's common stock for $1.25 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

During the year ended January 30, 2015, the Company also repurchased shares of its common stock through the open market totaling 48.5 million shares for a cost of $2.6 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards.

Shares repurchased for 2014 and 2013 were as follows:

	2014		2013
(In millions)	Shares	Cost[1]	Shares	Cost[1]
Share repurchase program	73.8	$3,880	86.6	$3,732
Shares withheld from employees	0.9	47	1.0	38
Total share repurchases	74.7	$3,927	87.6	$3,770

[1]	Reductions of $3.6 billion and $3.4 billion were recorded to retained earnings, after capital in excess of par value was depleted, for 2014 and 2013, respectively.

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

A total of 199.0 million shares have been previously authorized for grant to key employees and non-employee directors under all of the Company's Incentive Plans, but only 80.0 million of those shares were authorized for grants of share-based awards under the Company's currently active Incentive Plans. In addition, a total of 70.0 million shares have been previously authorized for purchases by employees participating in the ESPP.

At January 30, 2015, there were 37.2 million shares remaining available for grants under the currently active Incentive Plans and 25.5 million shares remaining available for purchases under the ESPP.

The Company recognized share-based payment expense in SG&A expense in the consolidated statements of earnings of $119 million in 2014 and $100 million in both 2013 and 2012.  The total associated income tax benefit recognized was $39 million, $32 million and $33 million in 2014, 2013 and 2012, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $151 million at January 30, 2015, of which $86 million will be recognized in 2015, $46 million in 2016 and $19 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.9 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical performance of the Company’s stock, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Weighted-average assumptions used:
Expected volatility	34.2%	34.2%	38.6%
Dividend yield	1.73%	1.45%	1.76%
Risk-free interest rate	2.26%	1.31%	0.75%
Expected term, in years	7.00	7.39	4.41

Weighted-average grant date fair value	$17.00	$12.24	$7.84

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $62 million, $48 million and $84 million in 2014, 2013 and 2012, respectively.

Transactions related to stock options for the year ended January 30, 2015 are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 31, 2014	7,356	$29.42
Granted	1,507	53.13
Canceled, forfeited or expired	(237)	34.35
Exercised	(2,315)	26.45
Outstanding at January 30, 2015	6,311	$35.98	6.10	$200,560
Vested and expected to vest at January 30, 2015[1]	6,207	$35.74	6.05	$198,725
Exercisable at January 30, 2015	2,949	$28.20	4.03	$116,669

[1]	Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $53.13, $41.78 and $28.25 in 2014, 2013, and 2012, respectively. The total fair value of restricted stock awards vested was approximately $114 million, $98 million and $118 million in 2014, 2013 and 2012, respectively.

Transactions related to restricted stock awards for the year ended January 30, 2015 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 31, 2014	7,048	$32.74
Granted	1,290	53.13
Vested	(2,300)	26.04
Canceled or forfeited	(464)	36.61
Nonvested at January 30, 2015	5,574	$39.91

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2014, 2013 and 2012, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $150,000 for both 2014 and 2013, and $140,000 for 2012.  During 2014, 32,000 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $47.08, $42.11 and $26.36 in 2014, 2013 and 2012, respectively. The total fair value of deferred stock units vested was $1.5 million, $1.5 million and $1 million in 2014, 2013, and 2012, respectively.  During 2014, 0.1 million of fully vested deferred stock units were released as a result of termination of service. At January 30, 2015, there were 0.5 million deferred stock units outstanding, all of which were vested.

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

RONCAA Awards

Performance share units issued based on the achievement of targeted RONCAA, which is considered a performance condition, are classified as equity awards and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $47.05, $36.48 and $26.60 in 2014, 2013 and 2012, respectively.  No performance share units vested in 2014, 2013 or 2012.

Transactions related to performance share units classified as equity awards for the year ended January 30, 2015 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 31, 2014	1,001	$28.85
Granted	378	47.05
Canceled or forfeited	(422)	26.68
Nonvested at January 30, 2015	957	$37.00

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of January 30, 2015, the maximum number of units that could vest under the provisions of the agreements was 1.4 million for the RONCAA awards.

Brand Differentiation Awards

Performance share units issued based on targeted Company improvement in brand differentiation, which is not considered a market, performance, or service related condition, are classified as liability awards and are measured at fair value at each reporting date.  The awards are valued at the market price of a share of the Company’s common stock at the end of each reporting period less the present value of dividends expected to be issued during the remaining requisite service period. No performance share units classified as liability awards were granted in 2014. The weighted-average grant-date fair value per unit of performance share units classified as liability awards granted was $36.48 and $26.60 in 2013 and 2012, respectively.

No performance share units vested in 2014, 2013 or 2012.  The total liability for performance share units classified as liability awards at January 30, 2015 was $9 million.

Transactions related to performance share units classified as liability awards for the year ended January 30, 2015 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 31, 2014	493	$28.85
Granted	—	—
Canceled or forfeited	(193)	25.18
Nonvested at January 30, 2015	300	$31.20

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of January 30, 2015, the maximum number of units that could vest under the provisions of the agreements were 0.5 million units for the brand differentiation awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $50.48, $41.53 and $27.84 in 2014, 2013 and 2012, respectively. The total fair value of restricted stock units vesting was approximately $1.6 million and $3.4 million in 2014 and 2013, respectively. An insignificant amount of restricted stock units vested in 2012.

Transactions related to restricted stock units for the year ended January 30, 2015 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 31, 2014	228	$35.99
Granted	120	50.48
Vested	(33)	24.17
Canceled or forfeited	(30)	40.20
Nonvested at January 30, 2015	285	$43.00

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. During 2014, the Company issued 1.6 million shares of common stock and recognized $13 million of share-based payment expense pursuant to the plan.

NOTE 10: Employee Retirement Plans

The Company maintains a defined contribution retirement plan for its eligible employees (the 401(k) Plan).  Employees are eligible to participate in the 401(k) Plan six months after their original date of service.  Eligible employees hired or rehired prior to November 1, 2012, were automatically enrolled in the 401(k) Plan at a contribution rate of 1% of their pre-tax annual compensation unless they elected otherwise.  Eligible employees hired or rehired November 1, 2012, or later must make an active election to participate in the 401(k) Plan.  The Company makes contributions to the 401(k) Plan each payroll period, based upon a matching formula applied to employee deferrals (the Company Match).  Participants are eligible to receive the Company Match pursuant to the terms of the 401(k) Plan.  The Company Match varies based on how much the employee elects to defer up to a maximum of 4.25% of eligible compensation.  The Company Match is invested identically to employee contributions and is immediately vested.

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

The Company recognized expense associated with employee retirement plans of $154 million, $160 million and $151 million in 2014, 2013 and 2012, respectively.

NOTE 11: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	2.9	3.1
Other, net	(1.4)	(0.1)	(0.5)
Effective tax rate	36.9%	37.8%	37.6%

The components of the income tax provision are as follows:

(In millions)	2014	2013	2012
Current:
Federal	$1,475	$1,342	$1,162
State	221	203	155
Total current	1,696	1,545	1,317
Deferred:
Federal	(112)	(133)	(133)
State	(6)	(25)	(6)
Total deferred	(118)	(158)	(139)
Total income tax provision	$1,578	$1,387	$1,178

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	January 30, 2015	January 31, 2014
Deferred tax assets:
Self-insurance	$378	$384
Share-based payment expense	81	70
Deferred rent	88	80
Foreign currency translation	62	8
Net operating losses	152	148
Other, net	131	130
Total deferred tax assets	892	820
Valuation allowance	(170)	(164)
Net deferred tax assets	722	656

Deferred tax liabilities:
Property	(534)	(646)
Other, net	(55)	(49)
Total deferred tax liabilities	(589)	(695)

Net deferred tax asset (liability)	$133	$(39)

The Company operates as a branch in various foreign jurisdictions and cumulatively has incurred net operating losses of $557 million and $547 million as of January 30, 2015, and January 31, 2014, respectively.  These net operating losses are subject to expiration in 2017 through 2034.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of the foreign net deferred tax assets, including these foreign net operating losses, the Company recorded cumulative valuation allowances of $170 million and $164 million as of January 30, 2015, and January 31, 2014, respectively.

The Company has not provided for deferred income taxes on accumulated but undistributed earnings of the Company's foreign operations of approximately $112 million and $51 million as of January 30, 2015, and January 31, 2014, respectively, due to its intention to permanently reinvest these earnings outside the U.S. It is not practicable to determine the income tax liability that would be payable on these earnings. The Company will provide for deferred or current income taxes on such earnings in the period it determines requisite to remit those earnings.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In millions)	2014	2013	2012
Unrecognized tax benefits, beginning of year	$62	$63	$146
Additions for tax positions of prior years	2	—	20
Reductions for tax positions of prior years	(57)	—	(3)
Settlements	—	(1)	(100)
Unrecognized tax benefits, end of year	$7	$62	$63

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $4 million and $62 million as of January 30, 2015, and January 31, 2014, respectively.

During 2014, the Company recognized $1 million of interest income and an insignificant decrease in penalties related to uncertain tax positions.  As of January 30, 2015, the Company had $2 million of accrued interest and an insignificant amount of accrued penalties.  During 2013, the Company recognized $6 million of interest expense and an insignificant decrease in penalties related to uncertain tax positions.  As of January 31, 2014, the Company had $6 million of accrued interest and an insignificant amount of accrued penalties.  During 2012, the Company recognized $27 million of interest income and an insignificant decrease in penalties related to uncertain tax positions.

The Company is subject to examination by various foreign and domestic taxing authorities. During 2014, the Company was notified by the Internal Revenue Service (IRS) that its 2012 Federal tax return would be subjected to a limited scope audit. In addition, the Company was accepted into the IRS's Compliance Assistance Program for the 2014 tax year; this program enables the Company to work with the IRS in an effort to resolve issues relating to the Company's federal tax liability prior to the filing of the Company's federal tax return. It is reasonably possible that the Company will resolve $7 million in state related audit items within the next 12 months. There are ongoing U.S. state audits covering tax years 2007 to 2013. The Company’s Canadian operations are currently under audit by the Canada Revenue Agency for fiscal years 2009 and 2010. The Company remains subject to income tax examinations for international income taxes for fiscal years 2007 through 2013. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2014, 2013 and 2012:

(In millions, except per share data)	2014	2013	2012
Basic earnings per common share:
Net earnings	$2,698	$2,286	$1,959
Less: Net earnings allocable to participating securities	(16)	(16)	(14)
Net earnings allocable to common shares, basic	$2,682	$2,270	$1,945
Weighted-average common shares outstanding	988	1,059	1,150
Basic earnings per common share	$2.71	$2.14	$1.69
Diluted earnings per common share:
Net earnings	$2,698	$2,286	$1,959
Less: Net earnings allocable to participating securities	(16)	(16)	(14)
Net earnings allocable to common shares, diluted	$2,682	$2,270	$1,945
Weighted-average common shares outstanding	988	1,059	1,150
Dilutive effect of non-participating share-based awards	2	2	2
Weighted-average common shares, as adjusted	990	1,061	1,152
Diluted earnings per common share	$2.71	$2.14	$1.69

Stock options to purchase 0.6 million, 1.9 million and 7.5 million shares of common stock for 2014, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

The future minimum rental payments required under operating leases and capitalized lease obligations having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In millions) Fiscal Year	Operating Leases	Capitalized Lease Obligations	Total
2015	$464	$85	$549
2016	470	72	542
2017	461	61	522
2018	440	57	497
2019	410	53	463
Later years	3,234	467	3,701
Total minimum lease payments	$5,479	$795	$6,274
Less amount representing interest		(395)
Present value of minimum lease payments		400
Less current maturities		(44)
Present value of minimum lease payments, less current maturities		$356

Rental expenses under operating leases were $445 million, $421 million and $409 million in 2014, 2013 and 2012, respectively, and were recognized in SG&A expense.  Excluded from these amounts are rental expenses associated with closed locations which were recognized as exit costs in the period of closure.

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

As of January 30, 2015, the Company had non-cancelable commitments of $847 million related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2015, $745 million; 2016, $61 million; 2017, $39 million; 2018, $1 million; 2019, $1 million.

At January 30, 2015, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $66 million. The majority of the Company’s letters of credit were issued for insurance contracts.

NOTE 15: Related Parties

A brother-in-law of the Company’s former Chief Customer Officer is a senior officer and shareholder of a vendor that provides millwork and other building products to the Company.  The Company purchased products from this vendor in the amount of $80 million in 2014, $70 million in 2013, and $78 million in 2012.  Amounts payable to this vendor were $11 million at January 30, 2015, and were not significant at January 31, 2014.

A member appointed to the Company's Board of Directors during fiscal year 2013 also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $151 million in 2014 and $145 million in 2013. Amounts payable to this vendor were not significant at January 30, 2015, and were $11 million at January 31, 2014.

A member of the Company's Board of Directors also serves on the Board of Directors of a vendor that provides certain services to the Company related to health and welfare benefit plans. The Company made payments to this vendor in the amount of $56 million in 2014, $15 million in 2013, and $2 million in 2012. Amounts payable to this vendor were insignificant at January 30, 2015, and January 31, 2014.

NOTE 16: Other Information

Net interest expense is comprised of the following:

(In millions)	2014	2013	2012
Long-term debt	$470	$431	$418
Capitalized lease obligations	42	40	37
Interest income	(6)	(4)	(9)
Interest capitalized	(2)	(4)	(4)
Interest on tax uncertainties	(1)	6	(27)
Other	13	7	8
Interest - net	$516	$476	$423

Supplemental disclosures of cash flow information:

(In millions)	2014	2013	2012
Cash paid for interest, net of amount capitalized	$504	$454	$444
Cash paid for income taxes, net	$1,534	$1,505	$1,404
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$44	$15	$101
Cash dividends declared but not paid	$222	$186	$178

Sales by product category:

	2014		2013 [1]		2012 [1]
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Kitchens & Appliances	$8,007	14%	$7,527	14%	$6,973	14%
Lumber & Building Materials	6,884	12	6,596	12	6,276	12
Tools & Hardware	6,263	11	5,873	11	5,633	11
Fashion Fixtures	5,591	10	5,271	10	4,964	10
Rough Plumbing & Electrical	4,928	9	4,684	9	4,356	9
Lawn & Garden	4,639	8	4,423	8	4,340	9
Seasonal Living	3,717	7	3,615	7	3,433	7
Paint	3,614	6	3,471	7	3,306	6
Home Fashions, Storage & Cleaning	3,263	6	3,176	6	3,050	6
Flooring	3,219	6	3,066	6	2,864	6
Millwork	3,135	6	2,926	5	2,793	5
Outdoor Power Equipment	2,339	4	2,224	4	2,046	4
Other	624	1	565	1	487	1
Totals	$56,223	100%	$53,417	100%	$50,521	100%

[1]	Certain prior period amounts have been reclassified to conform to current product category classifications.

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2014 and 2013:

	2014
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$13,403	$16,599	$13,681	$12,540
Gross margin	4,758	5,735	4,718	4,346
Net earnings	624	1,039	585	450
Basic earnings per common share	0.61	1.04	0.59	0.46
Diluted earnings per common share	$0.61	$1.04	$0.59	$0.46
	2013
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$13,088	$15,711	$12,957	$11,660
Gross margin	4,555	5,397	4,481	4,042
Net earnings	540	941	499	306
Basic earnings per common share	0.49	0.88	0.47	0.29
Diluted earnings per common share	$0.49	$0.88	$0.47	$0.29

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Part III
Item 10 - Directors, Executive Officers and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions entitled, “Proposal One: Election of Directors,” “Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees,” “Information about the Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive Proxy Statement, which will be filed pursuant to Regulation 14A, with the SEC within 120 days after the fiscal year ended January 30, 2015 (the Proxy Statement).  The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers and Certain Significant Employees of the Registrant”.

All employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to abide by the Lowe's Code of Business Conduct and Ethics (the Code). The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner.  The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints.  The full text of the Code can be found on our website at www.Lowes.com, under the “About Lowe’s,” “Investors” and “Governance - Code of Ethics” captions.  You can also obtain a copy of the complete Code by contacting Investor Relations at 1-800-813-7613.

We will disclose information pertaining to amendments or waivers to provisions of the Code that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to the elements of the Code enumerated in the SEC rules and regulations by posting this information on our website at www.Lowes.com.  The information on our website is not a part of this Annual Report on Form 10-K and is not incorporated by reference in this report or any of our other filings with the SEC.

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

Part IV
Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 30, 2015:
Reserve for loss on obsolete inventory	$68	$—		$(16)	[1]	$52
Reserve for inventory shrinkage	158	326		(322)	[2]	162
Reserve for sales returns	58	7	[3]	—		65
Deferred tax valuation allowance	164	6	[4]	—		170
Self-insurance liabilities	904	1,323		(1,322)	[5]	905
Reserve for exit activities	54	14		(15)	[6]	53

January 31, 2014:
Reserve for loss on obsolete inventory	$57	$11	[1]	$—		$68
Reserve for inventory shrinkage	142	325		(309)	[2]	158
Reserve for sales returns	59	—		(1)	[3]	58
Deferred tax valuation allowance	142	22	[4]	—		164
Self-insurance liabilities	899	1,164		(1,159)	[5]	904
Reserve for exit activities	75	11		(32)	[6]	54

February 1, 2013:
Reserve for loss on obsolete inventory	$47	$10	[1]	$—		$57
Reserve for inventory shrinkage	141	316		(315)	[2]	142
Reserve for sales returns	56	3	[3]	—		59
Deferred tax valuation allowance	101	41	[4]	—		142
Self-insurance liabilities	864	1,164		(1,129)	[5]	899
Reserve for exit activities	86	11		(22)	[6]	75

[1]	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.

[2]	Represents the actual inventory shrinkage experienced at the time of physical inventories.

[3]	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of anticipated merchandise returns.

[4]	Represents an increase in the required reserve based on the Company’s evaluation of deferred tax assets.

[5]	Represents claim payments for self-insured claims.

[6]	Represents lease payments, net of sublease income.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated August 24, 2012.	8-K	001-07898	3.1	August 27, 2012

4.1	Indenture, dated as of April 15, 1992, between Lowe's Companies, Inc. and The Bank of New York, as successor trustee.	S-3	033-47269	4.1	April 16, 1992

4.2	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.3	Form of Lowe's Companies, Inc.'s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.4	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.5	Form of Lowe's Companies, Inc.'s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.6	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York, as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.'s 5.0% Notes maturing in October 2015 and a form of Lowe's Companies, Inc.'s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.'s 5.40% Notes maturing in October 2016 and a form of Lowe's Companies, Inc.'s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

4.8	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.'s 6.10% Notes maturing in September 2017 and a form of Lowe's Companies, Inc.'s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.9	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.'s 4.625% Notes maturing in April 2020 and a form of Lowe's Companies, Inc.'s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.10	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.'s 2.125% Notes maturing in April 2016 and a form of Lowe's Companies, Inc.'s 3.750% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.11	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe's Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.12	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe's Companies, Inc.’s 3.120% Notes maturing in April 2022, and a form of Lowe's Companies, Inc.'s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

4.13	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe's Companies, Inc.’s 5.0% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.14	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe's Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe's Companies, Inc.'s Floating Rate Notes maturing in September 2019, a form of Lowe's Companies, Inc.'s 3.125% Notes maturing in September 2024 and a form of Lowe's Companies, Inc.'s 5.000% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.15	Second Amended and Restated Credit Agreement, dated as of October 25, 2011, by and among Lowe's Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer, Wells Fargo Bank, National Association, as syndication agent and an l/c issuer, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	October 28, 2011

4.16	Credit Agreement, dated as of August 29, 2014, by and among Lowe's Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer, Wells Fargo Bank, National Association, as syndication agent and an l/c issuer, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 2, 2014

10.1	Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective July 1, 1994.*	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe's Companies, Inc. Directors' Deferred Compensation Plan, effective January 31, 2009.*	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe's Companies Employee Stock Purchase Plan – Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.4	Lowe's Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.5	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan, dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.6	Amendments to the Lowe's Companies, Inc. 1997 Incentive Plan, dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe's Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.7	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of January 1, 2005.*	10-K	001-07898	10.25	March 29, 2011

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8	Amendment No. 2 to the Lowe's Companies, Inc. Deferred Compensation Program, effective as of December 31, 2008.*	10-K	001-07898	10.22	March 31, 2009

10.9	Lowe's Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.10	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.11	Amendment No. 2 to the Lowe's Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.12	Amendment No. 3 to the Lowe's Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.13	Amendment No. 4 to the Lowe's Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.14	Amendment No. 5 to the Lowe's Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.15	Amendment No. 6 to the Lowe's Companies Benefit Restoration Plan.*‡

10.16	Form of Lowe's Companies, Inc. Management Continuity Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.2	September 4, 2012

10.17	Form of Lowe's Companies, Inc. Management Continuity Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.2	September 3, 2008

10.18	Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.19	Amendment No. 1 to the Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.20	Amendment No. 2 to the Lowe's Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.21	Lowe's Companies, Inc. Amended and Restated Directors' Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22	Form of Lowe's Companies, Inc. Deferred Stock Unit Agreement for Directors.*	8-K	001-07898	10.2	June 3, 2005

10.23	Form of Lowe's Companies, Inc. Restricted Stock Award Agreement.*	10-Q	001-07898	10.1	September 1, 2005

10.24	Form of Lowe's Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	May 31, 2011

10.25	Lowe's Companies, Inc. 2011 Annual Incentive Plan, effective as of January 29, 2011.*	DEF 14A	001-07898	Appendix B	April 11, 2011

10.26	Lowe's Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of March 21, 2014.*	DEF 14A	001-07898	Appendix B	April 14, 2014

10.27	Form of Lowe’s Companies, Inc. 2006 Long Term Incentive Plan Non-Qualified Stock Option Agreement.*	10-K	001-07898	10.24	March 29, 2011

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
99.1	Amendment No. 1 to the Lowe's 401(k) Plan, effective as of January 1, 2013 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).‡

99.2	Amendment No. 2 to the Lowe's 401(k) Plan, effective as of January 1, 2015 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).*‡

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 31, 2015	By: /s/ Robert A. Niblock
Date	Robert A. Niblock Chairman of the Board, President and Chief Executive Officer

March 31, 2015	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr. Chief Financial Officer

March 31, 2015	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

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

/s/ Robert A. Niblock	Chairman of the Board, President, Chief Executive Officer and Director	March 31, 2015
Robert A. Niblock		Date

/s/ Raul Alvarez	Director	March 31, 2015
Raul Alvarez		Date

/s/ David W. Bernauer	Director	March 31, 2015
David W. Bernauer		Date

/s/ Leonard L. Berry	Director	March 31, 2015
Leonard L. Berry		Date

/s/ Angela F. Braly	Director	March 31, 2015
Angela F. Braly		Date

/s/ Richard W. Dreiling	Director	March 31, 2015
Richard W. Dreiling		Date

/s/ Dawn E. Hudson	Director	March 31, 2015
Dawn E. Hudson		Date

/s/ Robert L. Johnson	Director	March 31, 2015
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	March 31, 2015
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	March 31, 2015
Richard K. Lochridge		Date

/s/ James H. Morgan	Director	March 31, 2015
James H. Morgan		Date

/s/ Eric C. Wiseman	Director	March 31, 2015
Eric C. Wiseman		Date