Form 10-Q
period 2015-05-01
LOWES COMPANIES INC
filed 2015-06-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT May 29, 2015
Common Stock, $.50 par value	932,685,656

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe's Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 1, 2015	May 2, 2014	January 30, 2015
Assets
Current assets:
Cash and cash equivalents		$1,434	$658	$466
Short-term investments		95	110	125
Merchandise inventory - net		10,614	10,515	8,911
Deferred income taxes - net		255	283	230
Other current assets		393	386	348
Total current assets		12,791	11,952	10,080
Property, less accumulated depreciation		19,892	20,617	20,034
Long-term investments		384	360	354
Other assets		1,355	1,300	1,359
Total assets		$34,422	$34,229	$31,827

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt		$1,026	$47	$552
Accounts payable		8,023	7,051	5,124
Accrued compensation and employee benefits		555	501	773
Deferred revenue		1,153	1,055	979
Other current liabilities		2,213	2,160	1,920
Total current liabilities		12,970	10,814	9,348
Long-term debt, excluding current maturities		10,334	10,080	10,815
Deferred income taxes - net		98	261	97
Deferred revenue - extended protection plans		727	730	730
Other liabilities		816	862	869
Total liabilities		24,945	22,747	21,859

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
May 1, 2015	947
May 2, 2014	1,012
January 30, 2015	960	473	506	480
Capital in excess of par value		—	—	—
Retained earnings		9,085	10,985	9,591
Accumulated other comprehensive loss		(81)	(9)	(103)
Total shareholders' equity		9,477	11,482	9,968
Total liabilities and shareholders' equity		$34,422	$34,229	$31,827

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 1, 2015		May 2, 2014
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$14,129	100.00	$13,403	100.00
Cost of sales	9,117	64.53	8,645	64.50
Gross margin	5,012	35.47	4,758	35.50
Expenses:
Selling, general and administrative	3,415	24.16	3,319	24.76
Depreciation	365	2.59	373	2.78
Interest - net	134	0.95	124	0.93
Total expenses	3,914	27.70	3,816	28.47
Pre-tax earnings	1,098	7.77	942	7.03
Income tax provision	425	3.01	318	2.37
Net earnings	$673	4.76	$624	4.66

Weighted average common shares outstanding - basic	950		1,015
Basic earnings per common share	$0.70		$0.61
Weighted average common shares outstanding - diluted	952		1,017
Diluted earnings per common share	$0.70		$0.61
Cash dividends per share	$0.23		$0.18

Retained Earnings
Balance at beginning of period	$9,591		$11,355
Net earnings	673		624
Cash dividends	(218)		(183)
Share repurchases	(961)		(811)
Balance at end of period	$9,085		$10,985

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 1, 2015		May 2, 2014
	Amount	% Sales	Amount	% Sales
Net earnings	$673	4.76	$624	4.66
Foreign currency translation adjustments - net of tax	22	0.16	8	0.06
Other comprehensive income	22	0.16	8	0.06
Comprehensive income	$695	4.92	$632	4.72

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 1, 2015	May 2, 2014
Cash flows from operating activities:
Net earnings	$673	$624
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	391	398
Deferred income taxes	(38)	(67)
Loss on property and other assets - net	7	24
Loss on equity method investments	17	17
Share-based payment expense	29	28
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,687)	(1,384)
Other operating assets	(48)	44
Accounts payable	2,893	2,041
Other operating liabilities	241	269
Net cash provided by operating activities	2,478	1,994

Cash flows from investing activities:
Purchases of investments	(65)	(163)
Proceeds from sale/maturity of investments	64	157
Capital expenditures	(232)	(194)
Contributions to equity method investments - net	(11)	(91)
Proceeds from sale of property and other long-term assets	3	16
Other - net	—	(5)
Net cash used in investing activities	(241)	(280)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(386)
Repayment of long-term debt	(10)	(12)
Proceeds from issuance of common stock under share-based payment plans	21	24
Cash dividend payments	(222)	(186)
Repurchase of common stock	(1,109)	(910)
Other - net	50	23
Net cash used in financing activities	(1,270)	(1,447)

Effect of exchange rate changes on cash	1	—

Net increase in cash and cash equivalents	968	267
Cash and cash equivalents, beginning of period	466	391
Cash and cash equivalents, end of period	$1,434	$658

See accompanying notes to the consolidated financial statements (unaudited).

Lowe's Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 1, 2015, and May 2, 2014, and the results of operations, comprehensive income and cash flows for the three months ended May 1, 2015, and May 2, 2014.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe's Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of May 1, 2015, May 2, 2014, and January 30, 2015:

		Fair Value Measurements at
(In millions)	Measurement Level	May 1, 2015	May 2, 2014	January 30, 2015
Available-for-sale securities:
Money market funds	Level 1	$59	$51	$81
Municipal obligations	Level 2	20	18	21
Certificates of deposit	Level 1	16	21	17
Municipal floating rate obligations	Level 2	—	20	6
Total short-term investments		$95	$110	$125
Available-for-sale securities:
Municipal floating rate obligations	Level 2	$377	$347	$348
Certificates of deposit	Level 1	5	$—	$4
Municipal obligations	Level 2	2	13	2
Total long-term investments		$384	$360	$354

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 1, 2015 and May 2, 2014, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During the three months ended May 1, 2015, one operating location experienced a triggering event and was determined to be impaired due to a decline in cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $5 million. The discounted cash flow model used to estimate the fair value of the impaired operating location assumed annual sales growth rates ranging from 2.7% to 7.0% over the remaining life of the location and applied a discount rate of approximately 6.2%.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at May 1, 2015 and May 2, 2014.

Fair Value Measurements - Nonrecurring Basis

	Three Months Ended
	May 1, 2015		May 2, 2014
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$4	$(5)	$9	$(23)
Total	$4	$(5)	$9	$(23)

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	May 1, 2015		May 2, 2014		January 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$10,861	$12,231	$9,617	$10,777	$10,860	$12,739
Mortgage notes (Level 2)	16	17	17	19	16	17
Long-term debt (excluding capitalized lease obligations)	$10,877	$12,248	$9,634	$10,796	$10,876	$12,756

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $74 million at May 1, 2015, $87 million at May 2, 2014, and $99 million at January 30, 2015.

Restricted balances included in long-term investments were $311 million at May 1, 2015, $328 million at May 2, 2014, and $305 million at January 30, 2015.

Note 4: Property - Property is shown net of accumulated depreciation of $15.8 billion at May 1, 2015, $14.6 billion at May 2, 2014, and $15.4 billion at January 30, 2015.

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

	Three Months Ended
(In millions)	May 1, 2015	May 2, 2014
Deferred revenue - extended protection plans, beginning of period	$730	$730
Additions to deferred revenue	82	75
Deferred revenue recognized	(85)	(75)
Deferred revenue - extended protection plans, end of period	$727	$730

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $27 million at May 1, 2015, $46 million at May 2, 2014, and $30 million at January 30, 2015. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the years presented. Expenses for claims are recognized when incurred and totaled $29 million for the three months ended May 1, 2015 and May 2, 2014.

Note 6: Shareholders' Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 31, 2014, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On March 20, 2015, the Company's Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration. As of May 1, 2015, the Company had $6.4 billion remaining in its share repurchase program.

In March 2015, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 5.7 million shares. Prior to the end of the first quarter of fiscal 2015, the Company finalized the transaction and received an additional 1.1 million shares.

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

The ASR agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The par value of the shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and retained earnings. The forward stock purchase contract was considered indexed to the Company’s own stock and was classified as an equity instrument.

During the three months ended May 1, 2015, the Company also repurchased shares of its common stock through the open market totaling 6.8 million shares for a cost of $500 million.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three months ended May 1, 2015, and May 2, 2014 were as follows:

	Three Months Ended
	May 1, 2015		May 2, 2014
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	13.6	$1,000	17.9	$850
Shares withheld from employees	0.8	62	0.9	42
Total share repurchases	14.4	$1,062	18.8	$892

[1]	Reductions of $961 million and $811 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended May 1, 2015 and May 2, 2014, respectively.

Note 7: Income Taxes - The Company's effective income tax rates were 38.7% and 33.8% for the three months ended May 1, 2015 and May 2, 2014, respectively. The lower effective income tax rate for the three months ended May 2, 2014, was primarily attributable to the favorable settlement of certain federal tax matters.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended May 1, 2015, and May 2, 2014.

	Three Months Ended
(In millions, except per share data)	May 1, 2015	May 2, 2014
Basic earnings per common share:
Net earnings	$673	$624
Less: Net earnings allocable to participating securities	(3)	(4)
Net earnings allocable to common shares, basic	$670	$620
Weighted-average common shares outstanding	950	1,015
Basic earnings per common share	$0.70	$0.61
Diluted earnings per common share:
Net earnings	$673	$624
Less: Net earnings allocable to participating securities	(3)	(4)
Net earnings allocable to common shares, diluted	$670	$620
Weighted-average common shares outstanding	950	1,015
Dilutive effect of non-participating share-based awards	2	2
Weighted-average common shares, as adjusted	952	1,017
Diluted earnings per common share	$0.70	$0.61

No stock options were anti-dilutive for the three months ended May 1, 2015. An insignificant number of stock options were anti-dilutive for the three months ended May 2, 2014.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 1, 2015	May 2, 2014
Long-term debt	$122	$114
Capitalized lease obligations	11	11
Interest income	—	(1)
Interest capitalized	(1)	—
Interest on tax uncertainties	—	(2)
Other	2	2
Interest - net	$134	$124

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 1, 2015	May 2, 2014
Cash paid for interest, net of amount capitalized	$233	$215
Cash paid for income taxes - net	$166	$33
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$4	$4
Cash dividends declared but not paid	$218	$183

Note 10: Recent Accounting Pronouncements - Effective January 31, 2015, the Company adopted ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale. The adoption of the guidance by the Company did not have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of the guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Currently, the guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. However, the FASB issued an Exposure Draft proposing the deferral of the effective date for one year, with the option to adopt as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the standard on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 1, 2015 and May 2, 2014, and the related consolidated statements of current and retained earnings, comprehensive income, and cash flows for the fiscal three-month periods ended May 1, 2015 and May 2, 2014. These consolidated interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 30, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 31, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of January 30, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 2, 2015

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 1, 2015, and May 2, 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2014. This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the first quarter of 2015 increased 5.4% to $14.1 billion. Comparable sales for the first quarter of 2015 increased 5.2%, with comparable sales of 5.1% in February, 6.6% in March, and 3.8% in April. Net earnings for the first quarter increased 7.8% to $673 million, and diluted earnings per share increased 14.8% to $0.70 per share. Continuing to deliver on our commitment to return excess cash to shareholders, during the first quarter, we paid $222 million in dividends and repurchased a total of $1.0 billion of common stock through our share repurchase program.

During the first quarter, we experienced strongest performance in areas of the country where weather was more favorable, specifically in the West and Florida. However, all 14 regions generated comparable sales increases for the quarter. In addition, all 13 product categories generated positive comparable sales, with particular strength in Appliances, Outdoor Power Equipment, and Seasonal Living.

Through the use of our enhanced Sales & Operations Planning process, we coordinated inventory flow, advertising, product displays, and training to ensure our stores were ready to provide inspiration, information, and products to meet customers’ needs for the season. In order to drive traffic to the stores, we staggered our Spring Black Friday events with a controlled cadence to align to the expected arrival of spring from the Deep South to the North. While the disruption at the west coast ports added complexity to the spring preparation, our transportation and logistics teams successfully collaborated to re-route product to other ports, minimizing the impact these challenges created. We also continued to focus on driving productivity and profitability during the quarter by effectively managing payroll hours on solid comparable sales growth, and improving productivity in advertising through targeted reductions in the number of product categories supported, as well as changes in the media mix.

From an economic perspective, key indicators of the home improvement industry's outlook, including job and income growth, home buying, and home price appreciation remain aligned for modestly stronger industry growth. In addition, lower energy prices should fuel stronger consumer spending in 2015. We also continue to see steady recovery within the housing market, including positive trends in turnover and moderate home price appreciation as measured by the Federal Housing Finance Agency. The execution of our strategic priorities and focus on productivity and profitability, combined with an improving macroeconomic landscape, continue to give us confidence in our Business Outlook for 2015.

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

	Three Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 1, 2015	May 2, 2014	2015 vs. 2014	2015 vs. 2014
Net sales	100.00%	100.00%	N/A	5.4%
Gross margin	35.47	35.50	(3)	5.3
Expenses:
Selling, general and administrative	24.16	24.76	(60)	2.9
Depreciation	2.59	2.78	(19)	(2.1)
Interest - net	0.95	0.93	2	7.9
Total expenses	27.70	28.47	(77)	2.6
Pre-tax earnings	7.77	7.03	74	16.5
Income tax provision	3.01	2.37	64	33.4
Net earnings	4.76%	4.66%	10	7.8%
EBIT margin [1]	8.72%	7.96%	76	15.5%

	Three Months Ended
Other Metrics	May 1, 2015	May 2, 2014
Comparable sales increase [2]	5.2%	0.9%
Total customer transactions (in millions)	212	207
Average ticket [3]	$66.63	$64.68
At end of period:
Number of stores	1,843	1,836
Sales floor square feet (in millions)	201	201
Average store size selling square feet (in thousands) [4]	109	109
Return on invested capital [5]	14.3%	12.0%

[1]	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.

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

[4]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe's home improvement store has approximately 112,000 square feet of retail selling space, while the average Orchard store has approximately 37,000 square feet of retail selling space.

[5]	Return on invested capital is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	May 1, 2015	May 2, 2014
Numerator [1]
Net earnings	$2,747	$2,370
Plus:
Interest expense - net	526	488
Provision for income taxes	1,685	1,377
Earnings before interest and taxes	4,958	4,235
Less:
Income tax adjustment [2]	1,883	1,560
Net operating profit after tax	$3,075	$2,675
Effective tax rate	38.0%	36.8%
Denominator
Average debt and equity [3]	$21,445	$22,245
Return on invested capital	14.3%	12.0%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,747	$2,370
Denominator
Average debt and equity [3]	$21,445	$22,245
Return on average debt and equity	12.8%	10.7%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.
2    Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 5.4% to $14.1 billion in the first quarter of 2015. Comparable sales increased 5.2% over the same period, driven by a 2.9% increase in comparable average ticket and a 2.2% increase in comparable customer transactions.

During the first quarter, we experienced comparable sales increases in all 13 product categories, with comparable sales increases above the company average in Appliances, Outdoor Power Equipment, and Seasonal Living. Appliances experienced a double-digit increase in comparable sales as we further strengthened our brand offerings and continued to provide service advantages with next-day delivery and haul away. We also experienced double digit increases in comparable sales in Outdoor

Power Equipment as walk behind and riding mowers drove strong performance in the west and south. The Outdoor Living Experience introduced last year drove high single digit comparable sales in our Seasonal Living category during the quarter, where we continued to see strong sales in patio furniture, replacement cushions, and other outdoor fashion accessories.

Gross Margin – For the first quarter of 2015, gross margin decreased 3 basis points as a percentage of sales. Gross margin was positively impacted by insignificant rate movement from value improvement, offset by insignificant negative impacts related to targeted promotional activity and mix of products sold.

SG&A – For the first quarter of 2015, SG&A expense leveraged 60 basis points as a percentage of sales compared to the first quarter of 2014. This was primarily driven by 25 basis points of leverage in advertising costs due to efforts to improve productivity, 13 basis points in operating salaries as we continued to optimize our staffing model, and 11 basis points due to lower long-lived asset impairment. In addition, we leveraged approximately 30 basis points associated with contract labor, utilities, and risk insurance. These were partially offset by 35 basis points of deleverage in bonus expense, primarily due to higher expected attainment levels cycling against lower performance last year.

Depreciation – Depreciation expense leveraged 19 basis points for the first quarter of 2015 compared to the prior year due to the increase in sales as well as assets becoming fully depreciated. Property, less accumulated depreciation, decreased to $19.9 billion at May 1, 2015, compared to $20.6 billion at May 2, 2014. As of May 1, 2015 and May 2, 2014, we owned 86% of our stores, which included stores on leased land.

Interest – Net – Interest expense for the first quarter of 2015 increased compared to the prior year primarily due to the issuance of $1.25 billion of unsecured notes in September 2014.

Income Tax Provision – Our effective income tax rates were 38.7% and 33.8% for the first quarter of 2015 and 2014, respectively. The lower effective income tax rate for the three months ended May 2, 2014, was primarily attributable to the benefit of the reversal of uncertain tax positions related to the resolution of certain federal tax matters.

LOWE’S BUSINESS OUTLOOK

As of May 20, 2015, the date of our first quarter 2015 earnings release, our fiscal year 2015 guidance expected total sales to increase 4.5% to 5% and comparable sales to increase 4% to 4.5%. We expected to open 15 to 20 home improvement and hardware stores during 2015. Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase 80 to 100 basis points, and the effective income tax rate was expected to be approximately 38.1%. Diluted earnings per share of approximately $3.29 were expected for fiscal 2015.

We repurchased 13.6 million shares for $1 billion under our share repurchase program in the first three months of fiscal 2015. Our guidance assumed a total of $3.8 billion of share repurchases for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows from operating activities continued to provide the primary source of our liquidity. The increase in net cash provided by operating activities for the three months ended May 1, 2015, versus the three months ended May 2, 2014, was primarily driven by changes in working capital and an increase in net earnings. The decrease in net cash used in investing activities for the three months ended May 1, 2015, versus the three months ended May 2, 2014, was driven primarily by a decrease in net contributions to equity method investments, partially offset by an increase in capital expenditures. The decrease in net cash used in financing activities for the three months ended May 1, 2015, versus the three months ended May 2, 2014, was driven primarily by repayments of short-term borrowings in the prior year, partially offset by an increase in share repurchase activity, which included shares repurchased under our share repurchase program and shares withheld from employees to satisfy either the exercise price of stock options or the satisfy statutory tax withholding liabilities upon vesting of share-based awards.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities. We have a $1.75 billion unsecured revolving credit agreement (the 2014 Credit Facility) with a syndicate of banks that expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. We were in compliance with those covenants at May 1, 2015. There were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the commercial paper program at May 1, 2015.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of June 2, 2015, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2015 capital forecast is approximately $1.4 billion, inclusive of approximately $200 million of lease commitments, resulting in a planned net cash outflow of $1.2 billion. Investments in our existing stores are expected to account for approximately 40% of net cash outflow, including investments in store equipment, resets, and remerchandising. Approximately 30% of the planned net cash outflow is for store expansion. Our expansion plans for 2015 consist of 15 to 20 new home improvement and hardware stores, approximately half of which will be leased. In addition, approximately 25% of the planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure. Other planned capital expenditures, accounting for 5% of planned net cash outflow, are for investments in our distribution network.

Debt and capital
We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of May 1, 2015, we had a remaining repurchase authorization of $6.4 billion with no expiration date. Our fiscal year 2015 guidance described under Business Outlook above assumed approximately $3.8 billion in share repurchases for the fiscal year. See Note 6 to the consolidated financial statements included in this report for additional information regarding share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 1, 2015, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2014. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which the words “believe”, “expect”, “project”, “will”, “should”, “could”, and similar expressions are intended to imply. Statements of the company's expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute “forward-looking statements” under the Act. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as a demographic shift from single family to multi-family housing, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond to unanticipated weather conditions that could adversely affect sales. In addition, we could experience additional impairment losses if the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

Item 4. - Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 1, 2015, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 1, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of fiscal 2015:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 31, 2015 - February 27, 2015	—	$—	—	$2,388
February 28, 2015 - April 3, 2015 [3]	10.0	73.83	9.2	6,624
April 4, 2015 - May 1, 2015 [3]	4.4	73.18	4.4	6,388
As of May 1, 2015	14.4	$73.63	13.6	$6,388

[1]
During the first quarter of fiscal 2015, the Company repurchased an aggregate of 14.4 million shares of its common stock. The total number of shares repurchased includes 0.8 million shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On January 31, 2014, the Company's Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On March 20, 2015, the Company's Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. As of May 1, 2015, the Company had total share repurchase authorization remaining available of $6.4 billion. In fiscal 2015, the Company expects to repurchase shares totaling $3.8 billion through purchases made from time to time either in the open market, including through pre-set trading plans, or through private off market transactions in accordance with SEC regulations.

[3]
In March 2015, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 5.7 million shares. In April 2015, the Company finalized the transaction and received an additional 1.1 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 6 to the consolidated financial statements included in this report.

Item 5. - Other Information

Submission of Matters to a Vote of Security Holders - The Company held its annual meeting of shareholders on May 29, 2015. For more information on the proposals, see the Company’s Proxy Statement. Set forth below are the final voting results for each of the proposals included in the proxy statement on which a vote was taken at the annual meeting.

(1) Election of Director Nominees

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Raul Alvarez	581,397,904	149,817,946	114,000,532
David W. Bernauer	724,545,532	6,670,318	114,000,532
Angela F. Braly	727,429,037	3,786,813	114,000,532
Laurie Z. Douglas	727,610,474	3,605,376	114,000,532
Richard W. Dreiling	727,273,909	3,941,941	114,000,532
Robert L. Johnson	636,287,414	94,928,436	114,000,532
Marshall O. Larsen	724,121,056	7,094,794	114,000,532
Richard K. Lochridge	722,253,211	8,962,639	114,000,532
James H. Morgan	727,049,898	4,165,952	114,000,532
Robert A. Niblock	709,429,206	21,786,644	114,000,532
Eric C. Wiseman	713,901,304	17,314,546	114,000,532

(2) Proposal to Approve the Company’s Executive Compensation

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
693,543,058	35,408,050	2,264,742	114,000,532

(3) Ratify the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2015

VOTES FOR	VOTES AGAINST	ABSTENTIONS
835,549,882	8,337,687	1,328,813

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated Charter of Lowe's Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe's Companies, Inc., as amended and restated August 24, 2012.	8-K	001-07898	3.1	August 27, 2012

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
‡    Filed herewith.
†    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE'S COMPANIES, INC.
(Registrant)

June 2, 2015	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer