Form 10-Q
period 2015-07-31
LOWES COMPANIES INC
filed 2015-09-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to  ______
Commission File Number 1-7898
LOWE’S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe’s Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(704) 758-1000

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/28/2015
Common Stock, $.50 par value	925,232,550

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		July 31, 2015	August 1, 2014	January 30, 2015
Assets
Current assets:
Cash and cash equivalents		$901	$1,039	$466
Short-term investments		188	90	125
Merchandise inventory - net		9,704	9,315	8,911
Deferred income taxes - net		251	276	230
Other current assets		322	355	348
Total current assets		11,366	11,075	10,080
Property, less accumulated depreciation		19,751	20,368	20,034
Long-term investments		412	382	354
Other assets		1,216	1,312	1,359
Total assets		$32,745	$33,137	$31,827

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt		$1,014	$54	$552
Accounts payable		7,123	6,191	5,124
Accrued compensation and employee benefits		667	635	773
Deferred revenue		1,146	1,039	979
Other current liabilities		2,191	2,094	1,920
Total current liabilities		12,141	10,013	9,348
Long-term debt, excluding current maturities		10,345	10,063	10,815
Deferred income taxes - net		—	187	97
Deferred revenue - extended protection plans		739	743	730
Other liabilities		833	891	869
Total liabilities		24,058	21,897	21,859

Shareholders’ equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
July 31, 2015	928
August 1, 2014	991
January 30, 2015	960	464	496	480
Capital in excess of par value		—	—	—
Retained earnings		8,533	10,749	9,591
Accumulated other comprehensive loss		(310)	(5)	(103)
Total shareholders’ equity		8,687	11,240	9,968
Total liabilities and shareholders’ equity		$32,745	$33,137	$31,827

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	July 31, 2015		August 1, 2014		July 31, 2015		August 1, 2014
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$17,348	100.00	$16,599	100.00	$31,478	100.00	$30,001	100.00
Cost of sales	11,367	65.53	10,864	65.45	20,486	65.08	19,508	65.02
Gross margin	5,981	34.47	5,735	34.55	10,992	34.92	10,493	34.98
Expenses:
Selling, general and administrative	3,634	20.94	3,541	21.33	7,047	22.39	6,859	22.87
Depreciation	375	2.16	375	2.26	741	2.35	748	2.49
Interest - net	133	0.77	126	0.76	267	0.85	250	0.83
Total expenses	4,142	23.87	4,042	24.35	8,055	25.59	7,857	26.19
Pre-tax earnings	1,839	10.60	1,693	10.20	2,937	9.33	2,636	8.79
Income tax provision	713	4.11	654	3.94	1,138	3.62	973	3.25
Net earnings	$1,126	6.49	$1,039	6.26	$1,799	5.71	$1,663	5.54

Weighted average common shares outstanding - basic	931		995		940		1,005
Basic earnings per common share	$1.20		$1.04		$1.90		$1.65
Weighted average common shares outstanding - diluted	933		996		942		1,007
Diluted earnings per common share	$1.20		$1.04		$1.90		$1.64
Cash dividends per share	$0.28		$0.23		$0.51		$0.41

Retained Earnings
Balance at beginning of period	$9,085		$10,985		$9,591		$11,355
Net earnings	1,126		1,039		1,799		1,663
Cash dividends	(260)		(229)		(478)		(411)
Share repurchases	(1,418)		(1,046)		(2,379)		(1,858)
Balance at end of period	$8,533		$10,749		$8,533		$10,749

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	July 31, 2015		August 1, 2014		July 31, 2015		August 1, 2014
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,126	6.49	$1,039	6.26	$1,799	5.71	$1,663	5.54
Foreign currency translation adjustments - net of tax	(229)	(1.32)	4	0.02	(207)	(0.66)	12	0.04
Other comprehensive income/(loss)	(229)	(1.32)	4	0.02	(207)	(0.66)	12	0.04
Comprehensive income	$897	5.17	$1,043	6.28	$1,592	5.05	$1,675	5.58

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 31, 2015	August 1, 2014
Cash flows from operating activities:
Net earnings	$1,799	$1,663
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	791	798
Deferred income taxes	(102)	(137)
Loss on property and other assets - net	17	29
Loss on equity method investments	31	31
Share-based payment expense	57	53
Changes in operating assets and liabilities:
Merchandise inventory - net	(804)	(182)
Other operating assets	27	90
Accounts payable	2,005	1,180
Other operating liabilities	343	398
Net cash provided by operating activities	4,164	3,923

Cash flows from investing activities:
Purchases of investments	(488)	(300)
Proceeds from sale/maturity of investments	366	293
Capital expenditures	(570)	(384)
Contributions to equity method investments - net	(39)	(151)
Proceeds from sale of property and other long-term assets	20	24
Other - net	(25)	(7)
Net cash used in investing activities	(736)	(525)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(386)
Repayment of long-term debt	(31)	(25)
Proceeds from issuance of common stock under share-based payment plans	62	68
Cash dividend payments	(440)	(369)
Repurchase of common stock	(2,629)	(2,051)
Other - net	50	12
Net cash used in financing activities	(2,988)	(2,751)

Effect of exchange rate changes on cash	(5)	1

Net increase in cash and cash equivalents	435	648
Cash and cash equivalents, beginning of period	466	391
Cash and cash equivalents, end of period	$901	$1,039

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of July 31, 2015, and August 1, 2014, and the results of operations and comprehensive income for the three and six months ended July 31, 2015, and August 1, 2014, and cash flows for the six months ended July 31, 2015, and August 1, 2014.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of July 31, 2015, August 1, 2014, and January 30, 2015:

		Fair Value Measurements at
(In millions)	Measurement Level	July 31, 2015	August 1, 2014	January 30, 2015
Available-for-sale securities:
Certificates of deposit	Level 1	$116	$21	$17
Money market funds	Level 1	57	55	81
Municipal obligations	Level 2	12	7	21
Municipal floating rate obligations	Level 2	3	7	6
Total short-term investments		$188	$90	$125
Available-for-sale securities:
Municipal floating rate obligations	Level 2	$402	$375	$348
Certificates of deposit	Level 1	5	—	4
Municipal obligations	Level 2	5	7	2
Total long-term investments		$412	$382	$354

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended July 31, 2015 and August 1, 2014, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During the six months ended July 31, 2015, two operating locations experienced a triggering event and were determined to be impaired due to a decline in cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $8 million. The discounted cash flow model used to estimate the fair value of the impaired operating locations assumed average annual sales growth rates ranging from 3.9% to 4.3% over the remaining life of the locations and applied a discount rate of approximately 6.3%.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at July 31, 2015 and August 1, 2014.

Fair Value Measurements - Nonrecurring Basis

	Fair Value Measurements	Impairment Losses
(In millions)	July 31, 2015	Three Months Ended July 31, 2015	Six Months Ended July 31, 2015
Assets-held-for-use:
Operating locations	$4	$(3)	$(8)
Total	$4	$(3)	$(8)

	Fair Value Measurements	Impairment Losses
(In millions)	August 1, 2014	Three Months Ended August 1, 2014	Six Months Ended August 1, 2014
Assets-held-for-use:
Operating locations	$9	$(3)	$(26)
Total	$9	$(3)	$(26)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	July 31, 2015		August 1, 2014		January 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$10,863	$12,017	$9,619	$10,823	$10,860	$12,739
Mortgage notes (Level 2)	7	8	16	18	16	17
Long-term debt (excluding capitalized lease obligations)	$10,870	$12,025	$9,635	$10,841	$10,876	$12,756

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $67 million at July 31, 2015, $66 million at August 1, 2014, and $99 million at January 30, 2015.

Restricted balances included in long-term investments were $294 million at July 31, 2015, $300 million at August 1, 2014, and $305 million at January 30, 2015.

Note 4: Property - Property is shown net of accumulated depreciation of $15.9 billion at July 31, 2015, $14.9 billion at August 1, 2014, and $15.4 billion at January 30, 2015.

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

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Deferred revenue - extended protection plans, beginning of period	$727	$730	$730	$730
Additions to deferred revenue	100	90	182	165
Deferred revenue recognized	(88)	(77)	(173)	(152)
Deferred revenue - extended protection plans, end of period	$739	$743	$739	$743

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $24 million at July 31, 2015, $40 million at August 1, 2014, and $30 million at January 30, 2015. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented. Expenses for claims are recognized when incurred and totaled $30 million and $59 million for the three and six months ended July 31, 2015, respectively, and $32 million and $61 million for the three and six months ended August 1, 2014, respectively.

Note 6: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 31, 2014, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On March 20, 2015, the Company’s Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration. As of July 31, 2015, the Company had $4.9 billion remaining in its share repurchase program.

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

In May 2015, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $1.0 billion to the financial institution using cash on hand, and took delivery of 12.2 million shares. Subsequent to the end of the second fiscal quarter, in August 2015, the Company finalized the transaction and received an additional 2.3 million shares.

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

The ASR agreements were accounted for as treasury stock transactions and forward stock purchase contracts. The par value of the shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and retained earnings. The forward stock purchase contracts were considered indexed to the Company’s own stock and were classified as equity instruments.

During the three and six months ended July 31, 2015, the Company also repurchased shares of its common stock through the open market totaling 7.2 million and 14.0 million shares, respectively, for a cost of $500 million and $1.0 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and six months ended July 31, 2015, and August 1, 2014 were as follows:

	Three Months Ended
	July 31, 2015		August 1, 2014
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	19.4	$1,500	21.7	$1,130
Shares withheld from employees	—	—	—	2
Total share repurchases	19.4	$1,500	21.7	$1,132

[1]
Reductions of $1.4 billion and $1.0 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended July 31, 2015 and August 1, 2014, respectively.

	Six Months Ended
	July 31, 2015		August 1, 2014
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	33.0	$2,500	39.6	$1,980
Shares withheld from employees	0.8	63	0.9	44
Total share repurchases	33.8	$2,563	40.5	$2,024

[2]
Reductions of $2.4 billion and $1.9 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended July 31, 2015 and August 1, 2014, respectively.

Note 7: Income Taxes - The Company’s effective income tax rates were 38.8% for the three and six months ended July 31, 2015, and 38.6% and 36.9% for the three and six months ended August 1, 2014, respectively. The higher effective income tax rate for the six months ended July 31, 2015, was primarily attributable to the favorable settlement of certain federal tax matters in the prior year.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended July 31, 2015, and August 1, 2014.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Basic earnings per common share:
Net earnings	$1,126	$1,039	$1,799	$1,663
Less: Net earnings allocable to participating securities	(5)	(6)	(9)	(9)
Net earnings allocable to common shares, basic	$1,121	$1,033	$1,790	$1,654
Weighted-average common shares outstanding	931	995	940	1,005
Basic earnings per common share	$1.20	$1.04	$1.90	$1.65
Diluted earnings per common share:
Net earnings	$1,126	$1,039	$1,799	$1,663
Less: Net earnings allocable to participating securities	(5)	(6)	(9)	(9)
Net earnings allocable to common shares, diluted	$1,121	$1,033	$1,790	$1,654
Weighted-average common shares outstanding	931	995	940	1,005
Dilutive effect of non-participating share-based awards	2	1	2	2
Weighted-average common shares, as adjusted	933	996	942	1,007
Diluted earnings per common share	$1.20	$1.04	$1.90	$1.64

No stock options were anti-dilutive for the three months ended July 31, 2015. Stock options to purchase 0.1 million shares of common stock for the three months ended August 1, 2014 were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. No stock options were anti-dilutive for the six months ended July 31, 2015 and August 1, 2014.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Long-term debt	$122	$114	$245	$229
Capitalized lease obligations	11	11	21	21
Interest income	(2)	(1)	(2)	(1)
Interest capitalized	—	—	(1)	(1)
Interest on tax uncertainties	—	—	—	(2)
Other	2	2	4	4
Interest - net	$133	$126	$267	$250

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 31, 2015	August 1, 2014
Cash paid for interest, net of amount capitalized	$266	$248
Cash paid for income taxes - net	$1,068	$797
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$51	$4
Cash dividends declared but not paid	$260	$229

Note 10: Recent Accounting Pronouncements - Effective January 31, 2015, the Company adopted Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale. The adoption of the guidance by the Company did not have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the standard on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 31, 2015 and August 1, 2014, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and six-month periods ended July 31, 2015 and August 1, 2014, and of cash flows for the fiscal six-month periods ended July 31, 2015, and August 1, 2014. These consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 30, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 31, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of January 30, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
September 1, 2015

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 31, 2015, and August 1, 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2014. This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the second quarter of 2015 increased 4.5% to $17.3 billion. Comparable sales for the second quarter of 2015 increased 4.3%, with comparable sales of 3.6% in May, 4.6% in June, and 4.6% in July. Net earnings for the second quarter increased 8.4% to $1.1 billion, and diluted earnings per share increased 15.4% to $1.20 per share. Continuing to deliver on our commitment to return excess cash to shareholders, during the second quarter, we paid $218 million in dividends and repurchased a total of $1.5 billion of common stock through our share repurchase program.

During the second quarter, all 14 regions generated comparable sales increases despite challenges that included severe drought conditions in California and historic flooding in Texas. We recorded our strongest performance in big-ticket discretionary categories such as Appliances, Outdoor Power Equipment, Seasonal Living, and Kitchens which is a reflection of consumers’ increasing desire to invest in their homes. Strength in Outdoor Power Equipment and Seasonal Living offset the softness in Lawn & Garden, which was most pronounced in the West.

Our key priorities in 2015 should allow us to capitalize on opportunities within an improving economy as we pursue further top line growth through continued development of omni-channel capabilities, differentiating ourselves through better customer experiences, and improving our product and service offering for the Pro customer. During the second quarter, we continued to advance our omni-channel capabilities through enhancements to Lowes.com including integration of improved functionality and product search tools. Our in-home selling networks, including both interior and exterior project specialists, continued to expand with exterior specialists available across all US stores and interior specialists expected to reach over three-fourths of our stores by the end of the year. The Outdoor Living Experience that was rolled out to our stores in 2014 continued to resonate with customers and drove solid comparable sales for the second quarter. We remain committed to building a strong foundation with the Pro customer through the addition of several national and local brands as well as our recent relaunch of lowesforpros.com. We drove productivity and profitability during the quarter by continuing to effectively manage payroll hours and improving productivity in advertising through targeted spend.

From an economic perspective, key indicators of the home improvement industry’s outlook remain supportive for industry growth. Economists continue to forecast a modest acceleration in both incomes and consumer spending. In addition, we continue to see steady recovery within the housing market, supported by moderate home price appreciation and stronger gains in housing turnover. The execution of our strategic priorities and focus on productivity and profitability, combined with an improving macroeconomic landscape, continue to give us confidence in our Business Outlook for 2015.

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

	Three Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 31, 2015	August 1, 2014	2015 vs. 2014	2015 vs. 2014
Net sales	100.00%	100.00%	N/A	4.5%
Gross margin	34.47	34.55	(8)	4.3
Expenses:
Selling, general and administrative	20.94	21.33	(39)	2.6
Depreciation	2.16	2.26	(10)	0.1
Interest - net	0.77	0.76	1	5.9
Total expenses	23.87	24.35	(48)	2.5
Pre-tax earnings	10.60	10.20	40	8.6
Income tax provision	4.11	3.94	17	9.0
Net earnings	6.49%	6.26%	23	8.4%
EBIT margin [1]	11.37%	10.96%	41	8.4%

	Six Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 31, 2015	August 1, 2014	2015 vs. 2014	2015 vs. 2014
Net sales	100.00%	100.00%	N/A	4.9%
Gross margin	34.92	34.98	(6)	4.8
Expenses:
Selling, general and administrative	22.39	22.87	(48)	2.7
Depreciation	2.35	2.49	(14)	(1.0)
Interest - net	0.85	0.83	2	6.9
Total expenses	25.59	26.19	(60)	2.5
Pre-tax earnings	9.33	8.79	54	11.4
Income tax provision	3.62	3.25	37	17.0
Net earnings	5.71%	5.54%	17	8.2%
EBIT margin [1]	10.18%	9.62%	56	11.0%

	Three Months Ended		Six Months Ended
Other Metrics	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Comparable sales increase [2]	4.3%	4.4%	4.7%	2.8%
Total customer transactions (in millions)	256	253	468	460
Average ticket [3]	$67.23	$65.65	$66.97	$65.21
At end of period:
Number of stores	1,846	1,837
Sales floor square feet (in millions)	201	201
Average store size selling square feet (in thousands) [4]	109	109
Return on invested capital [5]	15.0%	12.6%

[1]	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	July 31, 2015	August 1, 2014
Numerator [1]
Net earnings	$2,834	$2,467
Plus:
Interest expense - net	533	503
Provision for income taxes	1,743	1,467
Earnings before interest and taxes	5,110	4,437
Less:
Income tax adjustment [2]	1,944	1,657
Net operating profit after tax	$3,166	$2,780
Effective tax rate	38.1%	37.3%
Denominator
Average debt and equity [3]	$21,133	$22,051
Return on invested capital	15.0%	12.6%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,834	$2,467
Denominator
Average debt and equity [3]	$21,133	$22,051
Return on average debt and equity	13.4%	11.2%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.
2    Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 4.5% to $17.3 billion in the second quarter of 2015. Comparable sales increased 4.3% over the same period, driven by a 3.3% increase in comparable average ticket and a 1.0% increase in comparable customer transactions.

During the second quarter, we experienced comparable sales increases in 11 of 13 product categories, with comparable sales increases above the company average in Appliances, Outdoor Power Equipment, Seasonal Living, and Kitchens. We experienced slightly negative comparable sales decreases in Lawn & Garden due primarily to unfavorable weather conditions in the West, and in Paint which performed in line with the overall industry. Appliances experienced the strongest growth with a double-digit increase in comparable sales for the third consecutive quarter as we further strengthened our brand offerings and continued to provide service advantages with next-day delivery and haul away. Within Outdoor Power Equipment, we drove strong performance in walk behind and riding mowers as well as pressure washers. We drove comparable sales in Kitchens through a combination of targeted promotions, improved product displays, and our investment in interior project specialists.

Net sales increased 4.9% to $31.5 billion for the first six months of 2015 compared to 2014. Comparable sales increased 4.7% over the same period, primarily driven by a 3.1% increase in comparable average ticket and a 1.5% increase in comparable customer transactions.

Gross Margin – For the second quarter of 2015, gross margin decreased eight basis points as a percentage of sales. Gross margin was negatively impacted by targeted promotional activity and mix of products sold, partially offset by value improvement.

Gross margin as a percentage of sales decreased six basis points in the first six months of 2015 compared to 2014 due to the same factors that impacted gross margin in the second quarter.

SG&A – For the second quarter of 2015, SG&A expense leveraged 39 basis points as a percentage of sales compared to the second quarter of 2014. This was primarily driven by 14 basis points of leverage in operating salaries as total payroll hours were managed flat to the prior year. We also experienced nine basis points of leverage associated with incentive compensation due primarily to lower attainment levels in corporate bonus programs and eight basis points of leverage in building and site repairs due to decrease in the number of repairs during the quarter. In addition, we experienced seven basis points of leverage in utilities driven by a decrease in rates in deregulated markets, six basis points of leverage in advertising expense due to increased sales, and six basis points of leverage in payroll taxes. These were partially offset by six basis points of deleverage in store closing costs due primarily to a lease termination for a recent relocation.

SG&A expense as a percentage of sales leveraged 48 basis points in the first six months of 2015 compared to 2014 due primarily to leverage in advertising expense, operating salaries, utilities, long-lived asset impairments, and payroll taxes, partially offset by deleverage in incentive compensation.

Depreciation – Depreciation expense leveraged 10 basis points for the second quarter of 2015 compared to the prior year due to increased sales. Property, less accumulated depreciation, decreased to $19.8 billion at July 31, 2015, compared to $20.4 billion at August 1, 2014. As of July 31, 2015 and August 1, 2014, we owned 86% of our stores, which included stores on leased land.

Depreciation expense leveraged 14 basis points in the first six months of 2015 compared to 2014 due to increased sales as well as assets becoming fully depreciated.

Interest – Net – Interest expense for the second quarter and first six months of 2015 increased compared to the prior year primarily due to the issuance of $1.25 billion of unsecured notes in September 2014.

Income Tax Provision – Our effective income tax rates were 38.8% for the three and six months ended July 31, 2015, and 38.6% and 36.9% for the three and six months ended August 1, 2014, respectively.

The higher effective income tax rate for the six months ended July 31, 2015 was primarily attributable to favorable settlements of certain federal tax matters in the prior year.

LOWE’S BUSINESS OUTLOOK

As of August 19, 2015, the date of our second quarter 2015 earnings release, our fiscal year 2015 guidance expected total sales to increase 4.5% to 5% and comparable sales to increase 4% to 4.5%. We expected to open 15 to 20 home improvement and hardware stores during 2015. Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase 80 to 100 basis points, and the effective income tax rate was expected to be approximately 38.1%. Diluted earnings per share of approximately $3.29 were expected for fiscal 2015.

We repurchased 33.0 million shares for $2.5 billion under our share repurchase program in the first six months of fiscal 2015. Our guidance assumed a total of $3.8 billion of share repurchases for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for the six months ended July 31, 2015 and August 1, 2014:

	Six Months Ended
(In millions)	July 31, 2015	August 1, 2014
Net cash provided by (used in):
Operating activities	4,164	3,923
Investing activities	(736)	(525)
Financing activities	(2,988)	(2,751)

Cash flows from operating activities provided the primary source of our liquidity. The net cash provided by operating activities for the six months ended July 31, 2015, was primarily driven by $1.8 billion of net earnings, the net change in operating assets and liabilities of $1.6 billion, and $791 million of non-cash adjustments to net earnings for depreciation and amortization expense. The net cash used in investing activities for the six months ended July 31, 2015, was driven by capital expenditures of $570 million and $122 million in net purchases of investments. The net cash used in financing activities for the six months ended July 31, 2015, was driven by $2.6 billion of share repurchases and cash dividend payments of $440 million.

The net cash provided by operating activities for the six months ended August 1, 2014, was primarily driven by $1.7 billion of net earnings, the net change in operating assets and liabilities of $1.5 billion, and $798 million of non-cash adjustments to net earnings for depreciation and amortization expense. The net cash used in investing activities for the six months ended August 1, 2014, was driven by capital expenditures of $384 million and contributions to equity method investments of $151 million. The net cash used in financing activities for the six months ended August 1, 2014, was driven by $2.1 billion of share repurchases, $386 million in repayments of short-term borrowings, and cash dividend payments of $369 million.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities. We have a $1.75 billion unsecured revolving credit agreement (the 2014 Credit Facility) with a syndicate of banks that expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. We were in compliance with those covenants at July 31, 2015. There were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the commercial paper program at July 31, 2015.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of September 1, 2015, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Senior Debt Outlook	Stable	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for investments in our existing stores, investments in information technology, expansion plans, acquisitions, if any, and to return cash to shareholders through both dividends and share repurchases over the next 12 months. There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price. In addition, we do not believe it will be necessary to repatriate cash and cash equivalents and short-term investments held in foreign affiliates to fund domestic operations.

Cash Requirements

Capital expenditures
Our fiscal 2015 capital forecast is approximately $1.3 billion. Investments in our existing stores are expected to account for approximately 40% of our net cash outflow, including investments in remerchandising, store equipment, and technology. Approximately 35% of the planned net cash outflow is for store and distribution network expansion. In addition, approximately 20% of the planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure. Other planned capital expenditures, accounting for 5% of planned net cash outflow, are for investments in our existing distribution network.

Debt and capital
We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of July 31, 2015, we had a remaining repurchase authorization of $4.9 billion with no expiration date. Our fiscal year 2015 guidance described under Business Outlook above assumed approximately $3.8 billion in share repurchases for the fiscal year. See Note 6 to the consolidated financial statements included in this report for additional information regarding share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of July 31, 2015, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2014. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which the words “believe”, “expect”, “project”, “will”, “should”, “could”, and similar expressions are intended to imply. Statements of the company’s expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute “forward-looking statements” under the Act. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as a demographic shift from single family to multi-family housing, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales. In addition, we could experience additional impairment losses if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities that are accounted for under the equity method. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2015, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of fiscal 2015:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
May 2, 2015 - May 29, 2015 [3]	14.2	$69.84	14.2	$5,249
May 30, 2015 - July 3, 2015	3.6	69.39	3.6	4,997
July 4, 2015 - July 31, 2015	1.6	67.54	1.6	4,888
As of July 31, 2015	19.4	$69.57	19.4	$4,888

[1]
During the second quarter of fiscal 2015, the Company repurchased an aggregate of 19.4 million shares of its common stock. The total number of shares repurchased includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On January 31, 2014, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On March 20, 2015, the Company’s Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. As of July 31, 2015, the Company had total share repurchase authorization remaining available of $4.9 billion. In fiscal 2015, the Company expects to repurchase shares totaling $3.8 billion through purchases made from time to time either in the open market, including through pre-set trading plans, or through private off market transactions in accordance with SEC regulations.

[3]
In May 2015, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the agreement, the Company paid $1.0 billion to the financial institution and received an initial delivery of 12.2 million shares. In August 2015, the Company finalized the transaction and received an additional 2.3 million shares. The average price paid per share reflected in the table above was derived using the fair market value of the shares on the date the initial 12.2 million shares were delivered. See Note 6 to the consolidated financial statements included in this report.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated August 24, 2012.	8-K	001-07898	3.1	August 27, 2012

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
‡    Filed herewith.
†    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

September 1, 2015	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer