Form 10-Q
period 2015-10-30
LOWES COMPANIES INC
filed 2015-12-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/27/2015
Common Stock, $.50 par value	915,104,607

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		October 30, 2015	October 31, 2014	January 30, 2015
Assets
Current assets:
Cash and cash equivalents		$1,227	$1,562	$466
Short-term investments		158	211	125
Merchandise inventory - net		10,434	9,762	8,911
Deferred income taxes - net		255	261	230
Other current assets		321	334	348
Total current assets		12,395	12,130	10,080
Property, less accumulated depreciation		19,655	20,180	20,034
Long-term investments		382	395	354
Other assets		1,223	1,327	1,359
Total assets		$33,655	$34,032	$31,827

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt		$1,058	$551	$552
Accounts payable		7,338	6,459	5,124
Accrued compensation and employee benefits		685	676	773
Deferred revenue		1,084	1,029	979
Other current liabilities		1,997	2,089	1,920
Total current liabilities		12,162	10,804	9,348
Long-term debt, excluding current maturities		11,541	10,806	10,815
Deferred income taxes - net		—	92	97
Deferred revenue - extended protection plans		731	736	730
Other liabilities		843	864	869
Total liabilities		25,277	23,302	21,859

Shareholders’ equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
October 30, 2015	917
October 31, 2014	974
January 30, 2015	960	459	487	480
Capital in excess of par value		—	—	—
Retained earnings		8,298	10,271	9,591
Accumulated other comprehensive loss		(379)	(28)	(103)
Total shareholders’ equity		8,378	10,730	9,968
Total liabilities and shareholders’ equity		$33,655	$34,032	$31,827

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	October 30, 2015		October 31, 2014		October 30, 2015		October 31, 2014
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$14,360	100.00	$13,681	100.00	$45,838	100.00	$43,682	100.00
Cost of sales	9,370	65.25	8,963	65.51	29,856	65.13	28,471	65.18
Gross margin	4,990	34.75	4,718	34.49	15,982	34.87	15,211	34.82
Expenses:
Selling, general and administrative	3,287	22.89	3,255	23.80	10,334	22.55	10,115	23.15
Depreciation	375	2.61	375	2.74	1,115	2.43	1,123	2.57
Interest - net	141	0.98	134	0.98	409	0.89	384	0.88
Total expenses	3,803	26.48	3,764	27.52	11,858	25.87	11,622	26.60
Pre-tax earnings	1,187	8.27	954	6.97	4,124	9.00	3,589	8.22
Income tax provision	451	3.14	369	2.69	1,589	3.47	1,341	3.07
Net earnings	$736	5.13	$585	4.28	$2,535	5.53	$2,248	5.15

Weighted average common shares outstanding - basic	918		978		933		996
Basic earnings per common share	$0.80		$0.59		$2.70		$2.24
Weighted average common shares outstanding - diluted	921		980		935		998
Diluted earnings per common share	$0.80		$0.59		$2.70		$2.24
Cash dividends per share	$0.28		$0.23		$0.79		$0.64

Retained Earnings
Balance at beginning of period	$8,533		$10,749		$9,591		$11,355
Net earnings	736		585		2,535		2,248
Cash dividends	(257)		(225)		(736)		(636)
Share repurchases	(714)		(838)		(3,092)		(2,696)
Balance at end of period	$8,298		$10,271		$8,298		$10,271

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	October 30, 2015		October 31, 2014		October 30, 2015		October 31, 2014
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$736	5.13	$585	4.28	$2,535	5.53	$2,248	5.15
Foreign currency translation adjustments - net of tax	(69)	(0.48)	(23)	(0.17)	(275)	(0.60)	(11)	(0.03)
Other comprehensive loss	(69)	(0.48)	(23)	(0.17)	(275)	(0.60)	(11)	(0.03)
Comprehensive income	$667	4.65	$562	4.11	$2,260	4.93	$2,237	5.12

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 30, 2015	October 31, 2014
Cash flows from operating activities:
Net earnings	$2,535	$2,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,192	1,199
Deferred income taxes	(140)	(201)
Loss on property and other assets - net	19	24
Loss on equity method investments	46	47
Share-based payment expense	84	84
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,536)	(641)
Other operating assets	38	105
Accounts payable	2,218	1,452
Other operating liabilities	90	367
Net cash provided by operating activities	4,546	4,684

Cash flows from investing activities:
Purchases of investments	(650)	(600)
Proceeds from sale/maturity of investments	588	458
Capital expenditures	(844)	(587)
Contributions to equity method investments - net	(106)	(196)
Proceeds from sale of property and other long-term assets	51	44
Other - net	(25)	(6)
Net cash used in investing activities	(986)	(887)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(386)
Net proceeds from issuance of long-term debt	1,718	1,239
Repayment of long-term debt	(541)	(36)
Proceeds from issuance of common stock under share-based payment plans	69	90
Cash dividend payments	(700)	(597)
Repurchase of common stock	(3,382)	(2,950)
Other - net	46	16
Net cash used in financing activities	(2,790)	(2,624)

Effect of exchange rate changes on cash	(9)	(2)

Net increase in cash and cash equivalents	761	1,171
Cash and cash equivalents, beginning of period	466	391
Cash and cash equivalents, end of period	$1,227	$1,562

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of October 30, 2015, and October 31, 2014, and the results of operations and comprehensive income for the three and nine months ended October 30, 2015, and October 31, 2014, and cash flows for the nine months ended October 30, 2015, and October 31, 2014.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of October 30, 2015, October 31, 2014, and January 30, 2015:

		Fair Value Measurements at
(In millions)	Measurement Level	October 30, 2015	October 31, 2014	January 30, 2015
Available-for-sale securities:
Certificates of deposit	Level 1	$96	$18	$17
Money market funds	Level 1	50	156	81
Municipal floating rate obligations	Level 2	11	3	6
Municipal obligations	Level 2	1	34	21
Total short-term investments		$158	$211	$125
Available-for-sale securities:
Municipal floating rate obligations	Level 2	$372	$385	$348
Certificates of deposit	Level 1	5	3	4
Municipal obligations	Level 2	5	7	2
Total long-term investments		$382	$395	$354

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended October 30, 2015 and October 31, 2014, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

During the nine months ended October 30, 2015, two operating locations experienced a triggering event and were determined to be impaired due to a decline in cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $8 million. The discounted cash flow model used to estimate the fair value of the impaired operating locations assumed average annual sales growth rates ranging from 3.9% to 4.3% over the remaining life of the locations and applied a discount rate of approximately 6.3%.

In the determination of impairment for excess properties held-for-use and held-for-sale, which consisted of retail outparcels and property associated with relocated or closed locations, the fair values were determined using a market approach based on estimated selling prices. The Company determined the estimated selling prices by obtaining information from property brokers or appraisers in the specific markets being evaluated or negotiated non-binding offers to purchase. The information obtained from property brokers or appraisers included comparable sales of similar assets and assumptions about demand in the market for these assets. Impairment charges for excess properties were insignificant for the nine months ended October 30, 2015.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 30, 2015 and October 31, 2014.

Fair Value Measurements - Nonrecurring Basis

	Fair Value Measurements	Impairment Losses
(In millions)	October 30, 2015	Three Months Ended October 30, 2015	Nine Months Ended October 30, 2015
Assets-held-for-use:
Operating locations	$4	$—	$(8)
Total	$4	$—	$(8)

	Fair Value Measurements	Impairment Losses
(In millions)	October 31, 2014	Three Months Ended October 31, 2014	Nine Months Ended October 31, 2014
Assets-held-for-use:
Operating locations	$9	$—	$(26)
Excess properties	11	(2)	(2)
Total	$20	$(2)	$(28)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	October 30, 2015		October 31, 2014		January 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$12,082	$13,245	$10,859	$12,147	$10,860	$12,739
Mortgage notes (Level 2)	7	8	16	17	16	17
Long-term debt (excluding capitalized lease obligations)	$12,089	$13,253	$10,875	$12,164	$10,876	$12,756

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $54 million at October 30, 2015, $180 million at October 31, 2014, and $99 million at January 30, 2015.

Restricted balances included in long-term investments were $262 million at October 30, 2015, $272 million at October 31, 2014, and $305 million at January 30, 2015.

Note 4: Property - Property is shown net of accumulated depreciation of $16.2 billion at October 30, 2015, $15.2 billion at October 31, 2014, and $15.4 billion at January 30, 2015.

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

	Three Months Ended		Nine Months Ended
(In millions)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Deferred revenue - extended protection plans, beginning of period	$739	$743	$730	$730
Additions to deferred revenue	81	75	263	240
Deferred revenue recognized	(89)	(82)	(262)	(234)
Deferred revenue - extended protection plans, end of period	$731	$736	$731	$736

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $22 million at October 30, 2015, $35 million at October 31, 2014, and $30 million at January 30, 2015. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented. Expenses for claims are recognized when incurred and totaled $36 million and $95 million for the three and nine months ended October 30, 2015, respectively, and $31 million and $92 million for the three and nine months ended October 31, 2014, respectively.

Note 6: Long-Term Debt - In September 2015, the Company issued $1.75 billion of unsecured notes in three tranches: $250 million of floating rate notes maturing in September 2018 (the 2018 Notes); $750 million of 3.375% notes maturing in September 2025 (the 2025 Notes); and $750 million of 4.375% notes maturing in September 2045 (the 2045 Notes and, together with the 2018 and 2025 Notes, the Notes). The 2018, 2025, and 2045 Notes were issued at discounts of approximately $1 million, $8 million, and $24 million, respectively. The discounts associated with these issuances are included in long-term debt and are being amortized over the respective terms of the notes using the effective interest rate method. The 2018 Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.600% (0.936% as of October 30, 2015). Interest on the 2018 Notes is payable quarterly in arrears in March, June, September, and December of each year until maturity, beginning in December 2015. Interest on the 2025 and 2045 Notes is payable semiannually in arrears in March and September of each year until maturity, beginning in March 2016.

We do not have the right to redeem the 2018 Notes prior to maturity. The indenture governing the 2025 and 2045 Notes contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, to the date of redemption. The indenture also contains a provision that allows the holders of the Notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the Indenture) occurs. If elected under the change of control provisions, the repurchase of the Notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of purchase. The indenture governing the Notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 7: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 31, 2014, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On March 20, 2015, the Company’s Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration. As of October 30, 2015, the Company had $4.1 billion remaining in its share repurchase program.

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

In September 2015, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 6.2 million shares. Subsequent to the end of the third fiscal quarter, in November 2015, the Company finalized the transaction and received an additional 0.9 million shares.

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

During the three and nine months ended October 30, 2015, the Company also repurchased shares of its common stock through the open market totaling 3.5 million and 17.5 million shares, respectively, for a cost of $250 million and $1.3 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and nine months ended October 30, 2015, and October 31, 2014 were as follows:

	Three Months Ended
	October 30, 2015		October 31, 2014
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	12.0	$750	19.3	$900
Shares withheld from employees	0.1	4	0.1	3
Total share repurchases	12.1	$754	19.4	$903

[1]
Reductions of $714 million and $838 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended October 30, 2015 and October 31, 2014, respectively.

	Nine Months Ended
	October 30, 2015		October 31, 2014
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	45.0	$3,250	58.9	$2,880
Shares withheld from employees	0.9	66	0.9	47
Total share repurchases	45.9	$3,316	59.8	$2,927

[2]
Reductions of $3.1 billion and $2.7 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended October 30, 2015 and October 31, 2014, respectively.

Note 8: Income Taxes - The Company’s effective income tax rates were 38.0% and 38.5% for the three and nine months ended October 30, 2015, respectively, and 38.6% and 37.4% for the three and nine months ended October 31, 2014, respectively. The higher effective income tax rate for the nine months ended October 30, 2015, was primarily attributable to the favorable settlement of certain federal tax matters in the prior year.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended October 30, 2015, and October 31, 2014.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Basic earnings per common share:
Net earnings	$736	$585	$2,535	$2,248
Less: Net earnings allocable to participating securities	(3)	(3)	(12)	(13)
Net earnings allocable to common shares, basic	$733	$582	$2,523	$2,235
Weighted-average common shares outstanding	918	978	933	996
Basic earnings per common share	$0.80	$0.59	$2.70	$2.24
Diluted earnings per common share:
Net earnings	$736	$585	$2,535	$2,248
Less: Net earnings allocable to participating securities	(3)	(3)	(12)	(13)
Net earnings allocable to common shares, diluted	$733	$582	$2,523	$2,235
Weighted-average common shares outstanding	918	978	933	996
Dilutive effect of non-participating share-based awards	3	2	2	2
Weighted-average common shares, as adjusted	921	980	935	998
Diluted earnings per common share	$0.80	$0.59	$2.70	$2.24

Stock options to purchase 0.4 million and 0.8 million shares of common stock for the three months ended October 30, 2015 and October 31, 2014, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. Stock options to purchase 0.1 million and 0.5 million shares of common stock for the nine months ended October 30, 2015 and October 31, 2014, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Long-term debt	$129	$119	$374	$348
Capitalized lease obligations	10	10	32	31
Interest income	(1)	(1)	(3)	(2)
Interest capitalized	(1)	—	(2)	(1)
Interest on tax uncertainties	(1)	—	(1)	(2)
Other	5	6	9	10
Interest - net	$141	$134	$409	$384

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 30, 2015	October 31, 2014
Cash paid for interest, net of amount capitalized	$501	$469
Cash paid for income taxes - net	$1,654	$1,185
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$74	$19
Cash dividends declared but not paid	$257	$225

Note 11: Recent Accounting Pronouncements - Effective January 31, 2015, the Company adopted Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale. The adoption of the guidance by the Company did not have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Acquirers must recognize, in the same reporting period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value.

The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the guidance on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 30, 2015 and October 31, 2014, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and nine-month periods ended October 30, 2015 and October 31, 2014, and of cash flows for the fiscal nine-month periods ended October 30, 2015, and October 31, 2014. These consolidated interim financial statements are the responsibility of the Company’s management.

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
December 2, 2015

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 30, 2015, and October 31, 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2014. This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the third quarter of 2015 increased 5.0% to $14.4 billion. Comparable sales for the third quarter of 2015 increased 4.6%, with comparable sales of 5.1% in August, 4.8% in September, and 3.7% in October. Net earnings for the third quarter increased 25.8% to $736 million, and diluted earnings per share increased 35.6% to $0.80 per share. Continuing to deliver on our commitment to return excess cash to shareholders, during the third quarter, we paid $260 million in dividends and repurchased a total of $750 million of common stock through our share repurchase program.

During the third quarter, all 14 regions generated comparable sales increases. We experienced particular strength in Appliances, Seasonal Living and Tools & Hardware which all performed above the company average. Strong brand and service advantages in Appliances continued to drive double-digit comps in this category for the fourth consecutive quarter. Seasonal Living outperformed as we effectively anticipated customer needs and capitalized on favorable weather conditions early in the quarter. Tools & Hardware also performed well as a result of strong demand and customers’ positive response to our continued enhancements in product assortment and brand relevance.

During the quarter, we have continued to focus on differentiating ourselves through better customer experiences and improving our product and service offering for the Pro customer. We have continued to enhance our omni-channel capabilities, centering on supporting our customers at every step of their home improvement journey. Specifically, during the third quarter, we expanded our Project Specialists Interiors program to an additional 475 stores, reaching 1,365 stores across the country. Together with our Project Specialists Exteriors (available in all of our U.S. home improvement stores) and Account Executives Pro Services, we meet our customers on their terms, in their homes or places of business. In addition, we remain committed to building a strong foundation with the Pro customer through the addition of several national and local brands, as well as our recent re-launch of lowesforpros.com. This full omni-channel experience allows for easy Pro online ordering and their choice of in-store pick-up or delivery, saving the Pro time and money.

In addition to our efforts to drive top-line growth, we continue to focus on driving productivity and profitability. During the quarter, we continued to effectively manage payroll hours to meet customer demand and to increase the effectiveness of our advertising through media optimization and targeted spend.

From an economic perspective, key indicators of the home improvement industry’s outlook, including job and income growth, home buying, and home price appreciation remain supportive for industry growth. The execution of our strategic priorities and focus on productivity and profitability, combined with a favorable macroeconomic backdrop, continue to give us confidence in our Business Outlook for 2015.

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

	Three Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 30, 2015	October 31, 2014	2015 vs. 2014	2015 vs. 2014
Net sales	100.00%	100.00%	N/A	5.0%
Gross margin	34.75	34.49	26	5.8
Expenses:
Selling, general and administrative	22.89	23.80	(91)	1.0
Depreciation	2.61	2.74	(13)	(0.1)
Interest - net	0.98	0.98	—	5.2
Total expenses	26.48	27.52	(104)	1.0
Pre-tax earnings	8.27	6.97	130	24.5
Income tax provision	3.14	2.69	45	22.3
Net earnings	5.13%	4.28%	85	25.8%
EBIT margin [1]	9.25%	7.95%	130	22.1%

	Nine Months Ended		Basis Point Increase /(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 30, 2015	October 31, 2014	2015 vs. 2014	2015 vs. 2014
Net sales	100.00%	100.00%	N/A	4.9%
Gross margin	34.87	34.82	5	5.1
Expenses:
Selling, general and administrative	22.55	23.15	(60)	2.2
Depreciation	2.43	2.57	(14)	(0.7)
Interest - net	0.89	0.88	1	6.3
Total expenses	25.87	26.60	(73)	2.0
Pre-tax earnings	9.00	8.22	78	14.9
Income tax provision	3.47	3.07	40	18.5
Net earnings	5.53%	5.15%	38	12.8%
EBIT margin [1]	9.89%	9.10%	79	14.1%

	Three Months Ended		Nine Months Ended
Other Metrics	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Comparable sales increase [2]	4.6%	5.1%	4.6%	3.5%
Total customer transactions (in millions)	213	207	681	667
Average ticket [3]	$67.34	$65.97	$67.30	$65.45
At end of period:
Number of stores	1,849	1,836
Sales floor square feet (in millions)	202	201
Average store size selling square feet (in thousands) [4]	109	109
Return on invested capital [5]	15.8%	13.0%

[1]	EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes as a percentage of sales.

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

[4]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s home improvement store has approximately 112,000 square feet of retail selling space, while the average Orchard Supply Hardware (Orchard) store has approximately 37,000 square feet of retail selling space.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the periods ended
Calculation of Return on Invested Capital	October 30, 2015	October 31, 2014
Numerator [1]
Net earnings	$2,984	$2,554
Plus:
Interest expense - net	540	512
Provision for income taxes	1,826	1,534
Earnings before interest and taxes	5,350	4,600
Less:
Income tax adjustment [2]	2,027	1,729
Net operating profit after tax	$3,323	$2,871
Effective tax rate	38.0%	37.5%
Denominator
Average debt and equity [3]	$21,057	$22,044
Return on invested capital	15.8%	13.0%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,984	$2,554
Denominator
Average debt and equity [3]	$21,057	$22,044
Return on average debt and equity	14.2%	11.6%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.
2    Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Net Sales – Net sales increased 5.0% to $14.4 billion in the third quarter of 2015. Comparable sales increased 4.6% over the same period, driven by a 2.5% increase in comparable customer transactions and a 2.0% increase in comparable average ticket.

During the third quarter, we experienced comparable sales increases in 12 of 13 product categories, with comparable sales increases above the company average in Appliances, Seasonal Living, and Tools & Hardware. Comparable sales in Outdoor Power Equipment were flat due primarily to a shift in timing of sales that occurred earlier in the year. Appliances experienced the strongest growth with a double-digit increase in comparable sales for the fourth consecutive quarter as we further strengthened our brand offerings and continued to provide service advantages with next-day delivery and haul away. Better holiday execution also positively impacted the Appliances category. The Outdoor Living Experience introduced last year drove strong sales in patio furniture, replacement cushions, and outdoor accessories. Seasonal Living also benefited from warmer weather particularly in the North and West driving strong demand for air conditioners. We experienced comparable sales increases in Tools & Hardware driven by strong demand and continued improvement in both product assortment and brand relevance.

Net sales increased 4.9% to $45.8 billion for the first nine months of 2015 compared to 2014. The increase in total sales was driven primarily by the comparable sales increase of 4.6% and new stores. The comparable sales increase of 4.6% was driven by a 2.8% increase in comparable average ticket and a 1.8% increase in comparable customer transactions.

Gross Margin – For the third quarter of 2015, gross margin increased 26 basis points as a percentage of sales. Gross margin was positively impacted by 15 basis points associated with product cost deflation and 10 basis points due to better sell through of seasonal products.

Gross margin as a percentage of sales increased five basis points in the first nine months of 2015 compared to 2014 due primarily to positive impacts from value improvement, product cost deflation, and better sell through of seasonal products, partially offset by negative impacts from targeted promotional activity and mix of products sold.

SG&A – For the third quarter of 2015, SG&A expense leveraged 91 basis points as a percentage of sales compared to the third quarter of 2014. This was primarily driven by 17 basis points of leverage in advertising expense due to more efficient and effective media mix compared to the prior year. We experienced 16 basis points of leverage associated with our proprietary credit program due to continued growth in the program and lower operating costs. In addition, costs associated with building and site repairs leveraged 15 basis points due primarily to timing of projects. We also experienced 13 basis points of leverage in operating salaries as we optimized payroll hours against customer traffic and 10 basis points of leverage associated with incentive compensation due primarily to lower attainment levels in the current year in store and corporate bonus programs. Certain other fixed costs also leveraged as a result of sales growth.

SG&A expense as a percentage of sales leveraged 60 basis points in the first nine months of 2015 compared to 2014 due primarily to leverage in advertising expense of 15 basis points, operating salaries of 13 basis points, building and site repair of 8 basis points, utilities of 7 basis points and employee insurance costs of 7 basis points.

For all periods presented, SG&A includes losses associated with our investment in certain unconsolidated entities that are accounted for under the equity method (equity method investments).  As of October 30, 2015, equity method investments represented approximately 2% of our total assets. These unconsolidated entities are in their development stages, and to the extent their operating models do not achieve profitability as expected, there is potential the Company could incur additional equity method losses or impairment expense.  To the extent the fair value of our equity method investments decline below carrying value and is deemed other-than-temporary based on management’s ongoing analysis of performance, we would write down the investment to its estimated fair value.

Depreciation – Depreciation expense leveraged 13 basis points for the third quarter of 2015 compared to the prior year due to increased sales. Property, less accumulated depreciation, decreased to $19.7 billion at October 30, 2015, compared to $20.2 billion at October 31, 2014. As of October 30, 2015 and October 31, 2014, we owned 86% of our stores, which included stores on leased land.

Depreciation expense leveraged 14 basis points in the first nine months of 2015 compared to 2014 due to increased sales as well as assets becoming fully depreciated.

Interest – Net – Interest expense for the third quarter and first nine months of 2015 increased compared to the prior year primarily due to the issuances of $1.75 billion and $1.25 billion of unsecured notes in September 2015 and September 2014, respectively.

Income Tax Provision – Our effective income tax rates were 38.0% and 38.6% for the three months ended October 30, 2015 and October 31, 2014, respectively.

Our effective income tax rates were 38.5% and 37.4% for the nine months ended October 30, 2015 and October 31, 2014, respectively. The higher effective income tax rate for the nine months ended October 30, 2015 was primarily attributable to favorable settlements of certain federal tax matters in the prior year.

LOWE’S BUSINESS OUTLOOK

As of November 18, 2015, the date of our third quarter 2015 earnings release, our fiscal year 2015 guidance expected total sales to increase 4.5% to 5% and comparable sales to increase 4% to 4.5%. We expected to open 15 to 20 home improvement and hardware stores during 2015. Earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase 80 to 100 basis points, and the effective income tax rate was expected to be approximately 38.1%. Diluted earnings per share of approximately $3.29 were expected for fiscal 2015.

We repurchased 45.0 million shares for $3.3 billion under our share repurchase program in the first nine months of fiscal 2015. Our guidance assumed a total of $3.8 billion of share repurchases for the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for the nine months ended October 30, 2015 and October 31, 2014:

	Nine Months Ended
(In millions)	October 30, 2015	October 31, 2014
Net cash provided by (used in):
Operating activities	4,546	4,684
Investing activities	(986)	(887)
Financing activities	(2,790)	(2,624)

Cash flows from operating activities provided the primary source of our liquidity. The net cash provided by operating activities for the nine months ended October 30, 2015, was primarily driven by $2.5 billion of net earnings, the net change in operating assets and liabilities of $810 million, and $1.2 billion of non-cash adjustments to net earnings for depreciation and amortization expense. The net cash used in investing activities for the nine months ended October 30, 2015, was driven by capital expenditures of $844 million and contributions to equity method investments of $106 million. The net cash used in financing activities for the nine months ended October 30, 2015, was driven by $3.4 billion of share repurchases, cash dividend payments of $700 million, and $541 million repayment of long-term debt, partially offset by net proceeds from the issuance of additional long-term debt of $1.7 billion.

The net cash provided by operating activities for the nine months ended October 31, 2014, was primarily driven by $2.2 billion of net earnings, the net change in operating assets and liabilities of $1.3 billion, and $1.2 billion of non-cash adjustments to net earnings for depreciation and amortization expense. The net cash used in investing activities for the nine months ended October 31, 2014, was driven by capital expenditures of $587 million, contributions to equity method investments of $196 million, and $142 million in net purchases of investments. The net cash used in financing activities for the nine months ended October 31, 2014, was driven by $3.0 billion of share repurchases, cash dividend payments of $597 million, and $386 million in repayments of short-term borrowings, partially offset by net proceeds from the issuance of long-term debt of additional $1.2 billion.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities. We have a $1.75 billion unsecured revolving credit agreement (the 2014 Credit Facility) with a syndicate of banks that expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. We were in compliance with those covenants at October 30, 2015. There were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the commercial paper program at October 30, 2015.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of December 2, 2015, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Debt and capital
We have an ongoing share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of October 30, 2015, we had a remaining repurchase authorization of $4.1 billion with no expiration date. Our fiscal year 2015 guidance described under Business Outlook above assumed approximately $3.8 billion in share repurchases for the fiscal year. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Unsecured debt of $475 million and $550 million is scheduled to mature in April and October 2016, respectively. See Note 6 to the consolidated financial statements included herein for additional information regarding long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In September 2015, we issued $1.75 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes our contractual obligations relating to long-term debt, excluding capitalized lease obligations, at October 30, 2015. Interest payments included in the table below are calculated based on the rates in effect at October 30, 2015. The unsecured notes are further described in Note 6 to the consolidated financial statements included herein.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discounts)	$12,191	$1,026	$1,003	$951	$9,211
Long-term debt (interest payments)	8,256	521	945	905	5,885
Total	$20,447	$1,547	$1,948	$1,856	$15,096

As of October 30, 2015, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2014. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which the words “believe,” “expect,” “anticipate,” “project,” “will,” “should,” “could,” and similar expressions are intended to imply. Statements of the company’s expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives and any statement of an assumption underlying any of the foregoing, constitute “forward-looking statements” under the Act. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors which can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as a demographic shift from single family to multi-family housing, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; and (ix) respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales. In addition, we could experience additional impairment losses if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities that are accounted for under the equity method. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K to the United States Securities and Exchange Commission (the “SEC”) and the description of material changes therein or updated version thereof, if any, included in our Quarterly Reports on Form 10-Q.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2015, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of fiscal 2015:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 1, 2015 - August 28, 2015 [3]	3.0	$68.79	2.9	$4,850
August 29, 2015 - October 2, 2015 [4]	7.6	69.33	7.6	4,248
October 3, 2015 - October 30, 2015	1.5	72.88	1.5	4,138
As of October 30, 2015	12.1	$69.64	12.0	$4,138

[1]
During the third quarter of fiscal 2015, the Company repurchased an aggregate of 12.1 million shares of its common stock. The total number of shares repurchased includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On January 31, 2014, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration. On March 20, 2015, the Company’s Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. As of October 30, 2015, the Company had total share repurchase authorization remaining available of $4.1 billion. In fiscal 2015, the Company expects to repurchase shares totaling $3.8 billion through purchases made from time to time either in the open market, including through pre-set trading plans, or through private off market transactions in accordance with SEC regulations.

[3]
In May 2015, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.0 billion of the Company’s common stock. Pursuant to the agreement, the Company paid $1.0 billion to the financial institution and received an initial delivery of 12.2 million shares. In August 2015, the Company finalized the transaction and received an additional 2.3 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 7 to the consolidated financial statements included in this report.

[4]
In September 2015, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 6.2 million shares. In November 2015, the Company finalized the transaction and received an additional 0.9 million shares. The average price paid per share reflected in the table above was derived using the fair market value of the shares on the date the initial 6.2 million shares were delivered. See Note 7 to the consolidated financial statements included in this report.

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

LOWE’S COMPANIES, INC.
(Registrant)

December 2, 2015	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer