Form 10-K
period 2016-01-29
LOWES COMPANIES INC
filed 2016-03-29
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number   1-7898
LOWE’S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe’s Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	704-758-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.50 Par Value	New York Stock Exchange (NYSE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of July 31, 2015, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $64.3 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/24/2016
Common Stock, $0.50 par value	897,438,629

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2016 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer.  As of January 29, 2016, Lowe’s operated 1,857 home improvement and hardware stores, representing approximately 202 million square feet of retail selling space. Lowe’s is comprised of 1,805 stores located across 50 U.S. states, including 80 Orchard Supply Hardware (Orchard) stores in California and Oregon, as well as 42 stores in Canada, and 10 stores in Mexico.

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

Our Market

We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.  The total annual revenue reported for businesses included in NAICS 444 in 2015 was $332.1 billion, which represented an increase of 4.2% over the amount reported for the same category in 2014.  The total annual revenue reported for businesses included in NAICS 444 in 2014 was $318.7 billion, which represented an increase of 5.5% over the amount reported for the same category in 2013. These figures are subject to periodic revision by the U.S. Department of Commerce.

NAICS 444 represents less than half of what we consider the total market for our products and services.  The broader market in which Lowe’s operates includes home-related sales through a variety of companies beyond those in NAICS 444.  These consist of other companies in the retail sector, including mass retailers, home furnishings stores, and online retailers, as well as wholesalers that provide home-related products and services to homeowners, businesses, and the government.  Based on our analysis of the most recent comprehensive data available, we estimate the size of the U.S. home improvement market at $735 billion in 2015, comprised of $548 billion of product sales and $187 billion of installed labor sales. That compares with $688 billion total market sales in 2014, comprised of $511 billion of product sales and $177 billion of installed labor sales. These figures are subject to periodic revision by the U.S. Department of Commerce and other third-party sources.

There are many variables that affect consumer demand for the home improvement products and services Lowe’s offers.  Key indicators we monitor include real disposable personal income, employment, home prices, and housing turnover.  We also monitor demographic and societal trends that shape home improvement industry growth.

•	Growth in real disposable personal income is projected to moderate to 2.9% in 2016 as compared with 3.4% growth in 2015, based on the March 2016 Blue Chip Economic Indicators®. *

*Blue Chip Economic Indicators® (ISSN: 0193-4600) is published monthly by Aspen Publishers, 76 Ninth Avenue, New York, NY 10011, a division of Wolters Kluwer Law and Business.   Printed in the U.S.A.

•
The average unemployment rate for 2016 is forecasted to decline to 4.7%, according to the March 2016 Blue Chip Economic Indicators, which would be an improvement from the 5.3% average in 2015.  The unemployment rate should continue to trend lower as the job market continues to expand at a moderate pace.

•
Recent evidence suggests that home prices will continue to increase.  In 2015, home price appreciation increased 5.5% which was consistent with the 2014 increase, according to the Federal Housing Finance Agency index.  Economists generally expect the rate of home price growth to moderate to 3.2% in 2016.

•
Housing turnover increased an estimated 7.4% in 2015 after a 2.6% decrease in 2014, according to The National Association of Realtors and U.S. Census Bureau. Turnover is generally expected to continue to increase in 2016, supported by a strengthening jobs market, rising incomes, and historically low mortgage rates.

These indicators are important to our business because they signal a customer’s willingness to engage in home maintenance, repair, and upgrade projects and favorably impact income available to purchase our products and services.  Overall, the outlook for the home improvement industry remains positive for 2016. The lagged benefit of stronger home buying and continued home price appreciation should drive home improvement spending in 2016, offsetting moderation in job growth and the ongoing potential pressure on mortgage rates.

Our Competition

The home improvement industry includes a broad competitive landscape.  We compete with other home improvement warehouse chains and lumberyards in most of our trade areas.  We also compete with traditional hardware, plumbing, electrical and home supply retailers.  In addition, we compete with general merchandise retailers, warehouse clubs, and online and other specialty retailers as well as service providers that install home improvement products. Location of stores continues to be a key competitive factor in our industry; however, the increasing use of technology and the simplicity of online shopping also underscore the importance of omni-channel capabilities as a competitive factor.  We differentiate ourselves from our competitors by providing better customer experiences while delivering superior value in products and service. See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.

Products and Services

Our Products

Product Selection
To meet customers’ varying home improvement needs, we offer a complete line of products for maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Lumber & Building Materials; Tools & Hardware; Appliances; Fashion Fixtures; Rough Plumbing & Electrical; Lawn & Garden; Seasonal Living; Paint; Flooring; Millwork; Kitchens; Outdoor Power Equipment, and Home Fashions.  A typical Lowe’s home improvement store stocks approximately 36,000 items, with hundreds of thousands of additional items available through our Special Order Sales system, Lowes.com, Lowes.ca, and ATGstores.com. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of private brands.  In addition, we are dedicated to ensuring the products we sell are sourced in a socially responsible, efficient, and cost effective manner.

National Brand-Name Merchandise
In many product categories, customers look for a familiar and trusted national brand to instill confidence in their purchase.  Lowe’s home improvement stores carry a wide selection of national brand-name merchandise such as Whirlpool® appliances and water heaters, GE®, LG®, and Samsung® appliances, Stainmaster® carpets, Valspar® paints and stains, Pella® windows and doors, Sylvania® light bulbs, Dewalt® power tools, Owens Corning® roofing, Johns Manville® insulation, James Hardie® fiber cement siding, Husqvarna® outdoor power equipment, Werner® ladders, and many more.  In 2015, we added brand name merchandise such as HGTV HOME® by Sherwin-Williams® paints, Kichler® lighting, Owens Corning® insulation, GAF® roofing, and Diamond® vanities to our portfolio. Our merchandise selection provides the retail and Pro customer a one-stop shop for a wide variety of national brand-name merchandise needed to complete home improvement, repair, maintenance, or construction projects.

Private Brands
Private brands are an important element of our overall portfolio, helping to provide significant value and coordinated style across core categories.  We sell private brands in several of our product categories.  Some of Lowe’s most important private brands include Kobalt® tools, allen+roth® home décor products, Blue Hawk® home improvement products, Project Source® basic value products, Portfolio® lighting products, Garden Treasures® lawn and patio products, Utilitech® electrical and utility products, Reliabilt® doors and windows, Aquasource® faucets, sinks and toilets, Harbor Breeze® ceiling fans, Top Choice® lumber products and Iris® home automation and management products.

Supply Chain
We source our products from over 7,500 vendors worldwide with no single vendor accounting for more than 6% of total purchases.  We believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate distribution facilities that enable products to be received from vendors, stored and picked, or cross-docked, and then shipped to our retail locations or directly to customers. These facilities include 15 highly-automated Regional Distribution Centers (RDC) in the United States. On average, each domestic RDC serves approximately 115 stores.  We also own and operate a distribution facility to serve our Canadian stores and lease and operate a distribution facility to serve our Orchard stores. Additionally, we have a service agreement with a third party logistics provider to manage a distribution facility to serve our stores in Mexico.

In addition to the RDCs, we also operate coastal holding facilities, transload facilities, appliance distribution centers, and flatbed distribution centers. The flatbed distribution centers distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, pipe, siding, ladders, and building materials. Collectively, our facilities enable our import and e-commerce, as well as parcel post eligible products, to get to their destination as efficiently as possible. Most parcel post items can be ordered by a customer and delivered within two business days at standard shipping rates.

In fiscal 2015, on average, approximately 80% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to our stores from vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Appliances, Flooring, Kitchens, Lumber & Building Materials, and Millwork accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 8% of total sales in fiscal 2015.

Extended Protection Plans and Repair Services
We offer extended protection plans in Kitchens, Appliances, Tools & Hardware, Outdoor Power Equipment, Seasonal Living, and Rough Plumbing.  Lowe’s protection plans provide customers with product protection that enhances or extends coverage previously offered by the manufacturer’s warranty.  Our extended protection plans provide in-warranty and out-of-warranty repair services for major appliances, outdoor power equipment, tools, grills, fireplaces, water heaters, and other eligible products through our stores or in the home through our Lowe’s Authorized Service Repair Network.  We offer replacement plans for products in most of these categories when priced below $200, or otherwise specified category specific price points. Our contact center takes customers’ calls, assesses the problems, and facilitates resolutions, making after-sales service easier for our customers because we manage the entire process.

Selling Channels

We are continuing our progress towards becoming an omni-channel retail company, which allows our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, more than half of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, approximately 60% are picked up in-store, 10% are delivered from a store, and 30% are parcel shipped.  Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an endless aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our ability to leverage our existing infrastructure with the omni-channel capabilities we continue to introduce.

In-Store
Our 1,777 home improvement stores are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  In addition, we operate 80 Orchard hardware stores located throughout California and Oregon that also serve home improvement customers and average approximately 37,000 square feet of retail selling space. Our home improvement stores offer similar products and services, with certain variations based on local market factors; however, Orchard stores are primarily focused on paint, repair, and backyard products.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with internet access, making information available quickly to further simplify the shopping experience.

Online
Through Lowes.com, Lowes.ca, ATGstores.com and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, online product information, customer ratings and reviews, online buying guides and how-to videos and other information.  These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects.  In 2015, sales through our online selling channels accounted for approximately 3% of our total sales.  We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store as well as delivery or parcel shipment to their homes.

In addition, during 2015 we re-launched the LowesForPros.com online tool. This full omni-channel experience allows for easy online ordering for our Pro customers, and their choice of in-store pick-up or delivery, saving them time and money.

On-Site
We have on-site specialists available for retail and Pro customers to assist them in selecting products and services for their projects.  Our Account Executives ProServices meet with Pro customers at their place of business or on a job site and leverage stores within the area to ensure we meet customer needs for products and resources.  Our Project Specialist Exteriors (PSE) program is available in all Lowe’s stores to discuss exterior projects such as roofing, siding, fencing, and windows, whose characteristics lend themselves to an in-home consultative sales approach.  In addition, our Project Specialist Interiors (PSI) program is available in 11 of our 14 regions to provide similar consultative services on interior projects such as kitchens and bathrooms.

Contact Centers
Lowe’s operates three contact centers which are located in Wilkesboro, NC, Albuquerque, NM, and Indianapolis, IN. These contact centers help Lowe’s enable an omni-channel customer experience by providing the ability to tender sales, coordinate deliveries, manage after-sale installations, facilitate repair services for Appliances and Outdoor Power Equipment, and answer general customer questions via phone, e-mail, letters, and social media.

Employees

As of January 29, 2016, we employed approximately 180,000 full-time and 90,000 part-time employees.  Our employees in Mexico are subject to collective bargaining agreements.  No other employees are subject to collective bargaining agreements.  Management considers its relations with employees to be good.

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

During 2015, we began testing a state-of-the-art building management system in stores to control lighting, air conditioning and other building systems. We also implemented a light-emitting diode (LED) lighting initiative in select markets and new stores. All light sources for new stores constructed in the future will be LED.

We strive to deliver products to our stores in a fuel-efficient and an environmentally responsible manner through participation in the SmartWay® Transport Partnership, an innovative program launched by the U.S. Environmental Protection Agency (EPA) in 2004 that promotes cleaner, more fuel-efficient transportation options. Lowe’s received a 2015 SmartWay Excellence Award from the EPA, our seventh consecutive SmartWay honor, for our commitment to environmental excellence in freight management operations and reduction of carbon dioxide emissions and other harmful pollutants. We have also increased shipping of products by rail and increased the efficiency of truckload shipments to and from our RDCs.

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

Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  These laws and regulations may increase our costs of doing business in a variety of ways, including indirectly through increased energy costs, as utilities, refineries, and other major emitters of greenhouse gases are subjected to additional regulation or legislation that seeks to better control greenhouse gas emissions.  We do not anticipate any material capital expenditures during fiscal 2016 for environmental control facilities or other costs of compliance with such laws or regulations.

Investing in Our Communities

Lowe’s has a long and proud history of supporting local communities through public education and community improvement projects, beginning with the creation of the Lowe’s Charitable and Educational Foundation in 1957. In 2015, Lowe’s and the Lowe’s Charitable and Educational Foundation donated more than $33 million to schools and community organizations in the United States, Canada, and Mexico.
Our commitment to improving educational opportunities is best exemplified by our signature education grant program, Lowe’s Toolbox for Education®, and 2015 marked the program’s 10-year anniversary. Since its inception, Lowe’s Toolbox for

Education has provided approximately $48 million in grants, funding improvements at nearly 11,000 schools and benefiting more than six million children along the way.
Each year, we work with national nonprofit partners to strengthen and stabilize neighborhoods in the communities we serve. In 2015, Lowe’s contributed $7 million and teamed with Habitat for Humanity and Rebuilding Together to provide housing solutions in partnership with families across the country. We also continued to build on our longstanding partnerships with the Boys & Girls Clubs of America, SkillsUSA, The Nature Conservancy, and Keep America Beautiful to improve communities and build tomorrow’s leaders.
Lowe’s is also committed to helping residents of the communities we serve by being there when we’re needed most - when a natural disaster threatens and in the recovery that follows. In 2015, Lowe’s donated nearly $1.5 million and mobilized hundreds of Lowe’s Heroes employee volunteers to help families recover from disasters across the United States.

Altogether, Lowe’s completed 3,795 community improvement projects in 2015. And for the first time, every single Lowe’s store in the United States participated in a Lowe’s Heroes volunteer project.

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

Item 1A - Risk Factors

We have developed a risk management process using periodic surveys, external research, planning processes, risk mapping, analytics and other tools to identify and evaluate the operational, financial, environmental, reputational, strategic and other risks that could adversely affect our business.  For more information about our risk management framework, which is administered by our Chief Risk Officer and includes developing risk mitigation controls and procedures for the material risks we identify, see the description included in the proxy statement for our annual meeting of shareholders (as defined in Item 10 of Part III of this Annual Report on Form 10-K) under “Board’s Role in the Risk Management Process”.

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

We may be unable to adapt our business concept in a rapidly changing retailing environment to address the changing shopping habits, demands and demographics of our customers.
The home improvement retailing environment, like the retailing environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. Our success is dependent on our ability to identify and respond to the economic, social, style, and other trends that affect demographic and consumer preferences in a variety of our merchandise categories and service offerings. Customers’ expectations about how they wish to research, purchase and receive products and services have also evolved. It is difficult to predict the mix of products and services that our customers will demand. Failure to identify such trends and adapt our business concept successfully could negatively affect our relationship with our customers, the demand for the home improvement products and services we sell, the rate of growth of our business and our market share.

We may not be able to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence if we fail to deliver the capabilities required to execute on them.
Our interactions with customers has evolved into an omni-channel experience as they increasingly are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omni-channel retailing is quickly evolving, and we must anticipate and meet our customer expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed and provide a consistent customer experience. The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics will require us to deliver large, complex programs requiring more integrated planning, initiative prioritization and program sequencing. These initiatives will require new competencies in many positions, and our management, employees and contractors will have to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Our results of operations, financial condition, or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors, or if we are unable to attract and retain additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retailing environment.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee, vendor or Company information or to comply with evolving regulations relating to our obligation to protect our systems, assets and such information from the threat of cyber-attacks.
Cyber-attacks and tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive customer information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods.  As with many other retailers, we receive and store certain personal information about our customers, employees and vendors. Additionally, we use third-party service providers for services, such as authentication, content delivery, back-office support and other functions. Despite our continued vigilance and investment in information security, we or our third-party service providers may be unable to adequately anticipate or prevent a breach in our or their systems that results in the unauthorized release of sensitive data. Should this occur, it may have a material adverse effect on our reputation, drive customers away and lead to financial losses from remedial actions, or potential liability, including possible punitive damages.  A security breach resulting in the unauthorized release of sensitive data from our or our third-party service providers’ information systems could also materially increase the costs we already incur to protect against such risks.  In addition, as the regulatory environment relating to retailers and other companies' obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit card, debit card, credit accounts, our private label and co-branded credit cards, gift cards, direct debit from a customer’s bank account, consumer invoicing, and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

As customer-facing technology systems become an increasingly important part of our omni-channel sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the internet from computers, tablets, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them.  Our websites, including Lowes.com and Lowesforpros.com, is a sales channel for our products, and is also a method of making product, project and other relevant information available to them that impacts our in-store sales.  Additionally, we have multiple affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among and otherwise interact with our customers.  Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable online vendor and source of information about home improvement products and services.

If we fail to hire, train, manage and retain qualified sales associates and specialists with expanded skill sets or corporate support staff with the capabilities of delivering on strategic objectives, we could lose sales to our competitors, and our labor costs, resulting from operations or the execution of corporate strategies, could be negatively affected.
Our customers, whether they are homeowners, renters or commercial businesses, expect our sales associates and specialists to be well trained and knowledgeable about the products we sell and the home improvement services we provide. We compete with other retailers for many of our sales associates and specialists, and we invest significantly in them with respect to training and development to strive for high engagement. Increasingly, our sales associates and specialists must have expanded skill sets, including, in some instances, the ability to do in-home or telephone sales. A critical challenge we face is attracting and retaining a sufficiently diverse workforce that can deliver relevant, culturally competent and differentiated experience for a wide variety of culturally diverse customers. In fact, many of our stores our employees must be able to serve customers whose primary language and cultural traditions are different from their own. Additionally, in order to deliver on the omni-channel expectations of customers, we rely on the specialized training and capabilities of corporate support staff which are broadly sought after by our competitors. If we are unable to hire, train, manage and retain qualified sales associates and specialists, the quality of service we provide to our customers may decrease and our results of operations could be negatively affected. Furthermore, our ability to meet our labor needs while controlling our costs is subject to a variety of external factors, including wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics, and adoption of new or revised employment and labor laws and regulations. Periodically, we are subject to labor organizing efforts, and if we become subject to collective bargaining agreements in the future, it could adversely affect how we operate our business and adversely affect our labor costs and our ability to retain a qualified workforce.

Positively and effectively managing our public image and reputation is critical to our business success, and, if our public image and reputation are damaged, it could negatively impact our relationships with our customers, vendors and store associates and specialists and, consequently, our business and results of operations.
Our public image and reputation are critical to ensuring that our customers shop at Lowe’s, our vendors want to do business with Lowe’s and our sales associates and specialists want to work for Lowe’s. We must continue to manage, preserve and grow Lowe’s public image and reputation. Any negative incident can erode trust and confidence quickly, and adverse publicity about us could damage our reputation and brand image, undermine our customers’ confidence, reduce demand for our products and services, affect our relationships with current and future vendors, impact our results of operations and affect our ability to retain and recruit store associates and specialists. The significant expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such negative incidents.

Strategic transactions, including our pending acquisition of RONA inc. (RONA), involve risks, and we may not realize the expected benefits because of numerous uncertainties and risks.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and other various benefits.  As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Looking Forward” of this Annual Report on Form 10-K, in early 2016, we announced a definitive agreement to acquire RONA.  Our ability to deliver the expected benefits from any strategic transactions is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations.  Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations.  Additionally, any impairment of goodwill or other intangible assets acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, may materially reduce our earnings.   Our shareholders may react unfavorably to our strategic transactions, and, if we do not realize any anticipated benefits from such transactions, we may be exposed to additional liabilities of any acquired business or joint venture and we may be exposed to litigation in connection with the strategic transaction.   Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

Our pending acquisition of RONA may not close when we expect, or at all.
The consummation of our pending transaction to acquire all of the issued and outstanding common shares and preferred shares of RONA is subject to RONA common shareholder approval and satisfaction of customary closing conditions, including the receipt of all necessary regulatory approvals. If these conditions are not satisfied or waived, the acquisition will not be consummated. There can be no assurance that we will complete the acquisition on the time frame that we anticipate or under the terms set forth in the arrangement agreement, or at all. Failure to complete the acquisition of RONA or any delays in completing the acquisition could have an adverse impact on our future business and operations. In addition, we will have incurred significant acquisition-related expenses without realizing the expected benefits.

Failure to achieve and maintain a high level of product and service quality could damage our image with customers and negatively impact our sales, profitability, cash flows and financial condition.
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and the Company’s brand image.  If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputation risks. Actual, potential or perceived product safety concerns could expose us to litigation as well as government enforcement action and result in costly product recalls and other liabilities. As a result, Lowe’s reputation as a retailer of high quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty.

We have many competitors who could take sales and market share from us if we fail to execute our merchandising, marketing and distribution strategies effectively, or if they develop a substantially more effective or lower cost means of meeting customer needs, resulting in a negative impact on our business and results of operations.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors.  The principal competitive factors in our industry include convenience, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation.  We face growing competition from online and multi-channel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability or price using digital tools. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance.  Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

Our inability to effectively manage our relationships with selected suppliers of brand name products could negatively impact our business plan and financial results.
We form strategic relationships with selected suppliers to market and develop products under a variety of recognized and respected national and international brand names.  We also have relationships with certain suppliers to enable us to sell proprietary products which differentiate us from other retailers. The inability to effectively and efficiently manage and maintain these relationships with these suppliers could negatively impact our business operation and financial results.

Failure of a key vendor or service provider that we cannot quickly replace could disrupt our operations and negatively impact our business, financial condition and results of operations.
No single vendor of the products we sell accounts for more than 6% of our total purchases, but we rely upon a number of vendors as the sole or primary source of some of the products we sell.  We also rely upon many independent service providers for technology solutions and other services that are important to many aspects of our business.  Many of these vendors and service providers have certain products or specialized skills needed to support our business concept and our strategies. If these vendors or service providers discontinue operations or are unable to perform as expected or if we fail to manage them properly and we are unable to replace them quickly, our business could be adversely affected, at least temporarily, until we are able to replace them and potentially, in some cases, permanently.

If our domestic or international supply chain or our fulfillment network for our products is disrupted for any reason, our sales and gross margin would be adversely impacted.
We source, stock, and sell products from over 7,000 domestic and international vendors and their ability to reliably and efficiently fulfill our orders is critical to our business success.  We source a large number of those products from foreign manufacturers with China continuing to be the dominant import source.  Financial instability among key vendors, political instability and labor unrest in source countries or elsewhere in our supply chain, changes in the costs of commodities in our supply chains (fuel, labor and currency exchange rates), port labor disputes, weather-related events, natural disasters, work stoppages, shipping capacity restrains, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs, currency exchange rates and transport availability, capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our network becomes increasingly complex. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, then we will experience delay in inventory, increased delivery costs, merchandise out-of-stocks which would negatively affect our results of operations.

Failure to effectively manage our third party installers could result in increased operational and legal risks and negatively impact our business, financial condition and results of operations.
We use third party installers to provide installation services to our customers, and, as the general contractor, we are subject to regulatory requirements and risks, applicable to general contractors, including the management of the permitting, licensing and quality of our third party installers. Our failure to effectively manage such requirements, the third party installers, and our internal processes regarding installation services could result in lost sales, fines and lawsuits, as well as damage to our reputation, which could negatively affect our business.

Operating internationally presents unique challenges, including some that have required us to adapt our store operations, merchandising, marketing and distribution functions to serve customers in Canada and Mexico. Our business and results of operations could be negatively affected if we are unable to effectively address these challenges.
We expect a significant portion of our anticipated store growth over the next five years will be in Canada and Mexico.   Expanding internationally presents unique challenges that may increase the anticipated costs and risks, and slow the anticipated rate, of such expansion. Our future operating results in these countries or in other countries or regions in which we currently operate or may operate in the future could be negatively affected by a variety of factors, including unfavorable political or economic factors, adverse tax consequences, volatility in foreign currency exchange rates, increased difficulty in enforcing intellectual property rights, costs and difficulties of managing international operations, challenges with identifying and contracting with local suppliers and other risks created as a result of differences in culture, laws and regulations. These factors could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our financial position and results of operations. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

We must comply with various and multiple laws and regulations that differ substantially in each area where we operate. Changes in existing or new laws and regulations or regulatory enforcement priorities, or our inability to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
Laws and regulations at the local, regional, state, federal and international levels change frequently, and the changes can impose significant costs and other burdens of compliance on our business and our vendors.  If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to government enforcement action, litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance. These laws, rules and regulations include, but are not limited to, import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures to help ensure compliance with these laws, there can be no certainty that our employees and third parties with whom we do business will not take actions in violation of our policies or laws. Many of these laws are complex, evolving and are subject to varying interpretations and enforcement actions. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation could have an adverse impact, directly or indirectly, on our financial condition and results of operations.  We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements, negatively affecting our business, financial condition and results of operations.
We are, and in the future will become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. Additionally, defending against these lawsuits and proceedings may require a diversion of management’s attention and resources. None of the legal proceedings in which we are currently involved, individually or collectively, is considered material.

Our financial performance could suffer if we fail to properly improve and maintain our critical information systems or if those systems are seriously disrupted.
An important part of our efforts to provide an omni-channel experience for our customers, we must invest in, maintain and make ongoing improvements of our existing management information systems that support operations such as sales, inventory replenishment, merchandise ordering, project design and execution, transportation, receipt processing and fulfillment.  Our systems are subject to damage or interruption as a result of catastrophic events, power outages, viruses, malicious attacks, telecommunications failures, and we may incur significant expense, data loss as well as a well in customer confidence. Additionally, we continually make investments in our systems which may introduce disruption. Our financial performance could be adversely affected if our management information systems are seriously disrupted or we are unable to maintain, improve, upgrade, and expand our systems.

Liquidity and access to capital rely on efficient, rational and open capital markets and are dependent on Lowe’s credit strength. Our inability to access capital markets could negatively affect our business, financial performance and results of operations.
We have relied on the public debt markets to fund portions of our capital investments and the commercial paper market and bank credit facilities to fund working capital needs. Our access to these markets depends on our strong credit ratings, the overall condition of debt capital markets and our operating performance. Disruption in the financial markets or an erosion of our credit strength or declines on our credit rating could impact negatively our ability to meet capital requirements or fund working capital needs.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At January 29, 2016, our properties consisted of 1,857 stores in the U.S., Canada, and Mexico with a total of approximately 202 million square feet of selling space.  Of the total stores operating at January 29, 2016, approximately 86% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina. We own or lease substantially all of our property through the wholly-owned subsidiary, Lowe’s Home Centers, LLC.

Item 3 - Legal Proceedings

We are, from time to time, party to various legal proceedings considered to be in the normal course of business, none of which are considered material. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

Set forth below is a list of names and ages of the executive officers and certain significant employees of the registrant indicating all positions and offices with the registrant held by each such person and each person’s principal occupations or employment during the past five years. Each executive officer of the registrant is elected by the board of directors at its first meeting after the annual meeting of shareholders and thereafter as appropriate. Each executive officer of the registrant holds office from the date of election until the first meeting of the directors held after the next annual meeting of shareholders or until a successor is elected.

Name	Age	Title
Robert A. Niblock	53	Chairman of the Board, President and Chief Executive Officer since 2011; Chairman of the Board and Chief Executive Officer, 2006 – 2011.

Marshall A. Croom	55	Chief Risk Officer since 2012; Senior Vice President and Chief Risk Officer, 2009 – 2012.

Rick D. Damron	53	Chief Operating Officer since 2012; Executive Vice President, Store Operations, 2011 – 2012; Senior Vice President, Logistics, 2009 – 2011.

Matthew V. Hollifield	49	Senior Vice President and Chief Accounting Officer since 2005.

Robert F. Hull, Jr.	51	Chief Financial Officer since 2012; Executive Vice President and Chief Financial Officer since 2004.

Michael A. Jones	53	Chief Customer Officer since 2014; Chief Merchandising Officer 2013 – 2014; President, North and Latin America, The Husqvarna Group, 2009 – 2013.

Richard D. Maltsbarger	40
Chief Development Officer and President of International since 2015; Chief Development Officer, 2014 – 2015; Business Development Executive, 2012 – 2014; Senior Vice President, Strategy, 2011 – 2012; Vice President, Strategic Planning 2010 – 2011; Vice President, Research, 2006 – 2010.

Ross W. McCanless	58
General Counsel, Secretary and Chief Compliance Officer since 2015; Chief Legal Officer, Extended Stay America, Inc. and ESH Hospitality, Inc., 2013 – 2014; Chief Legal Officer, HVM, L.L.C., 2012 – 2013; Private Investor, 2007 – 2011.

N. Brian Peace	50	Corporate Administration Executive since 2012; Senior Vice President, Corporate Affairs, 2006 – 2012.

Paul D. Ramsay	51	Chief Information Officer since 2014; Senior Vice President, Information Technology, 2011 – 2014; Vice President, Information Technology, Exploration and Production, Hess Corporation, 2010 – 2011

Jennifer L. Weber	49
Chief Human Resources Officer since 2016; Executive Vice President, External Affairs and Strategic Policy, Duke Energy Corporation, 2014 – 2016; Executive Vice President and Chief Human Resources Officer, Duke Energy Corporation, 2011 – 2014.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 24, 2016, there were 24,337 holders of record of Lowe’s common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

	Fiscal 2015			Fiscal 2014
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$76.25	$66.17	$0.23	$51.28	$44.45	$0.18
2nd Quarter	73.93	65.83	0.28	48.54	44.13	0.23
3rd Quarter	74.78	64.22	0.28	57.41	47.52	0.23
4th Quarter	78.13	66.93	0.28	71.11	56.76	0.23

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on January 28, 2011 in the Company’s common stock and each of the indices.

	1/28/2011	2/3/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016
Lowe’s	$100.00	$110.16	$159.30	$194.27	$289.06	$310.38
S&P 500	100.00	107.66	123.87	149.02	170.22	169.09
S&P Retail Index	$100.00	$114.50	$144.15	$180.63	$216.93	$253.36

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of 2015:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 31, 2015 – November 27, 2015 [3]	2.5	$73.08	2.5	$4,018
November 28, 2015 – January 1, 2016	2.8	75.92	2.7	3,809
January 2, 2016 – January 29, 2016	3.3	71.18	3.3	3,576
As of January 29, 2016	8.6	$73.27	8.5	$3,576

[1]
During the fourth quarter of fiscal 2015, the Company repurchased an aggregate of 8.6 million shares of its common stock. The total number of shares purchased also includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted stock awards.

[2]
On February 26, 2014, the Company announced that its Board of Directors authorized a $5.0 billion repurchase program with no expiration. On March 20, 2015, the Company announced that its Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. As of January 29, 2016, the Company had $3.6 billion remaining available under the program. In fiscal 2016, the Company expects to repurchase shares totaling $3.5 billion through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations.

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

Item 6 - Selected Financial Data

Selected Statement of Earnings Data (In millions, except per share data)	2015	2014	2013	2012	2011 [1]
Net sales	$59,074	$56,223	$53,417	$50,521	$50,208
Gross margin	20,570	19,558	18,476	17,327	17,350
Net earnings	2,546	2,698	2,286	1,959	1,839
Basic earnings per common share	2.73	2.71	2.14	1.69	1.43
Diluted earnings per common share	2.73	2.71	2.14	1.69	1.43
Dividends per share	$1.07	$0.87	$0.70	$0.62	$0.53
Selected Balance Sheet Data
Total assets [2]	$31,266	$31,721	$32,471	$32,441	$33,369
Long-term debt, excluding current maturities [2]	$11,545	$10,806	$10,077	$9,022	$7,028

[1]	Fiscal 2011 contained 53 weeks, while all other years contained 52 weeks.

[2]
Prior period balances have been retrospectively adjusted as a result of the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The adoption of these accounting standards required reclassification of current deferred tax assets and liabilities to non-current, as well as reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended January 29, 2016 (our fiscal years 2015, 2014 and 2013).   Unless otherwise noted, all references herein for the years 2015, 2014 and 2013 represent the fiscal years ended January 29, 2016, January 30, 2015 and January 31, 2014, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for 2015 were $59.1 billion, a 5.1% increase over fiscal year 2014. Comparable sales increased 4.8%, driven by a comparable average ticket increase of 2.5% and a comparable transaction increase of 2.2%. Net earnings, which were negatively impacted by an impairment charge discussed below, declined 5.6% to $2.5 billion. Diluted earnings per common share increased to $2.73 from $2.71 in 2014.
Results for 2015 were negatively impacted by a $530 million non-cash impairment charge associated with our decision to exit the Australian home improvement market by withdrawing from our joint venture with Woolworths Limited. Excluding the impact of this charge, adjusted net income totaled $3.1 billion, an increase of 14.0% over 2014, and adjusted diluted earnings per share increased 21.4% to $3.29 (see discussion on non-GAAP financial measures beginning on page 21).
For 2015, cash flows from operating activities were approximately $4.8 billion, with $1.2 billion used for capital expenditures. Delivering on our commitment to return excess cash to shareholders, the company repurchased 53.5 million shares of stock through the share repurchase program for $3.8 billion and paid $957 million in dividends during the year.
Throughout 2015, we remained committed to our key priorities, capitalizing on opportunities within an improving economy and further pursue top line growth through differentiating ourselves with better customer experiences, improving our product and service offering for the Pro customer, and driving productivity and profitability. In addition, we continued to enhance our omni-channel capabilities, providing not just the products, but also the services, information, and advice to help our customers at every step of the home improvement journey and build a greater affinity for the Lowe’s brand.
Through collaboration between our merchants, stores, and customer experience design team, we leveraged our customer experience design capabilities as well as our larger store format to showcase the Outdoor Living Experience and the Holiday Décor Experience which drove strong sales and attachment for products during the year. To help customers envision and create their outdoor spaces for spring, we displayed patio sets with coordinating rugs, umbrellas, and accessories, along with grills and other outdoor products just as they would have expected in their own backyard. This space was re-purposed for the Holiday Décor Experience in the second half of the year which inspired customers to decorate, raised awareness of the breadth of holiday décor and gift offerings, and provided project solutions relevant to the holiday micro seasons. By providing an integrative and cohesive assortment of products, inspiring and intuitive presentation and display, and optimal service components across all selling channels, we are able to provide better customer experiences that differentiate us in the marketplace.
We remained committed to building on our strong foundation with the Pro customer by continuing to advance our product and service offerings to meet their unique needs. Throughout the year, we have strengthened our portfolio of Pro-focused brands with the addition of both national and local brands. In addition, our re-launch of LowesForPros.com in the first half of the year provides the Pro customer with an easy online ordering experience with their choice of in-store pick-up or delivery, saving the Pro time and money. The site makes it easy for Pros to manage multiple properties and easily purchase items for their locations nationwide. We are also reconnecting with Pro customers through targeted marketing, as well as Pro-focused events to drive awareness and generate new business.
In an effort to drive expense productivity during 2015, we effectively managed payroll hours on solid comparable sales growth and improved productivity in advertising through targeted spend. We increased the efficiency and effectiveness of our marketing spend through optimized media allocation, presence in targeted digital advertising, expanded social media presence, and reduced print advertising, all while maintaining our customer reach and improving exposure. In addition to payroll and marketing expenses, we remain committed to identifying and implementing additional expense efficiencies by leveraging our scale to achieve cost savings on indirect spend, which improves the flow through of sales dollars to operating profit.
We also continued to enhance our omni-channel capabilities in 2015. Online, we have enhanced our customer experience and presentation through Lowes.com, including improved product search, integrated and upgraded product videos, enhanced product presentation, and simplified product groupings to make it easy for customers to make their selections. Our in-home selling networks, including both interior and exterior project specialists, continued to expand with exterior specialists available across all US stores and interior specialists expected in all stores by the end of fiscal year 2016.
Looking Forward

Economic forecasts for 2016 suggest the outlook for the home improvement industry remains positive. Continued support from steady job growth and improved household incomes, as well as favorable trends in the housing market, should keep home improvement growth buoyant. Despite recent volatility in the financial markets, the fundamentals for continued growth in consumer spending remain intact. Consumers should continue to benefit from improved household financial conditions and lower gas prices on top of moderate job and income growth.

As we move into 2016, we continue to take a prudent approach to managing our portfolio of businesses, making decisions that will shape how we better serve and connect with customers. With the decision to exit the Australian home improvement market during the fourth quarter of 2015, we will focus our resources on areas of the business where we see greater potential return on investment. In early 2016, we announced a definitive agreement to acquire RONA inc. (RONA), a major Canadian retailer and distributor of hardware, building materials, and home renovation products. This transaction is expected to accelerate Lowe’s growth strategy by significantly expanding our presence in the Canadian market through the addition of RONA’s attractive business and store locations. The transaction is subject to RONA common shareholder approval and receipt of all necessary regulatory approvals and is expected to close in the second half of 2016.

At the same time we are reinforcing our international business, we will remain focused on growing sales by continuing to differentiate ourselves through better customer experiences that make us the project authority, improving our product and service offering for the Pro customer, and enhancing our omni-channel capabilities to support customers at every step of their home improvement journey. We will also focus on driving productivity and profitability through payroll and marketing optimization and leveraging our scale to achieve cost savings on indirect spend. This strategic framework along with our efforts to improve productivity and profitability give us confidence in our Business Outlook for 2016.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net sales	100.00%	100.00%	N/A	5.1%
Gross margin	34.82	34.79	3	5.2
Expenses:
Selling, general and administrative	23.90	23.62	28	6.3
Depreciation	2.51	2.64	(13)	—
Interest - net	0.93	0.92	1	7.0
Total expenses	27.34	27.18	16	5.7
Pre-tax earnings	7.48	7.61	(13)	3.3
Income tax provision	3.17	2.81	36	18.6
Net earnings	4.31%	4.80%	(49)	(5.6)%
Adjusted EBIT margin [1]	9.31%	8.53%	78	14.8%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net sales	100.00%	100.00%	N/A	5.3%
Gross margin	34.79	34.59	20	5.9
Expenses:
Selling, general and administrative	23.62	24.08	(46)	3.2
Depreciation	2.64	2.74	(10)	1.6
Interest - net	0.92	0.89	3	8.3
Total expenses	27.18	27.71	(53)	3.2
Pre-tax earnings	7.61	6.88	73	16.4
Income tax provision	2.81	2.60	21	13.8
Net earnings	4.80%	4.28%	52	18.0%
EBIT margin [1]	8.53%	7.77%	76	15.5%

Other Metrics	2015	2014	2013
Comparable sales increase [2]	4.8%	4.3%	4.8%
Total customer transactions (in millions)	878	857	828
Average ticket [3]	$67.26	$65.61	$64.52
At end of year:
Number of stores	1,857	1,840	1,832
Sales floor square feet (in millions)	202	201	200
Average store size selling square feet (in thousands) [4]	109	109	109
Return on average assets [5,8]	7.8%	8.2%	6.9%
Return on average shareholders’ equity [6]	28.8%	24.4%	17.7%
Return on invested capital [7]	14.1%	13.9%	11.5%

[1]
EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes (EBIT) as a percentage of sales. EBIT margin for fiscal year 2015 was adjusted to exclude the negative 90 basis points impact of the non-cash impairment charge on the Australian joint venture with Woolworths (Adjusted EBIT margin). Adjusted EBIT is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

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

[8]
Fiscal years 2014 and 2013 have been adjusted as a result of the Company’s retrospective adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The adoption of these accounting standards required reclassification of current deferred tax assets and liabilities to non-current, as well as reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

Non-GAAP Financial Measures

Return on Invested Capital
We believe Return on Invested Capital (ROIC) is a meaningful metric for investors because it measures how effectively the Company uses capital to generate profits.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

Calculation of Return on Invested Capital (In millions, except percentage data)	2015	2014	2013
Numerator
Net earnings	$2,546	$2,698	$2,286
Plus:
Interest expense - net	552	516	476
Provision for income taxes	1,873	1,578	1,387
Earnings before interest and taxes	4,971	4,792	4,149
Less:
Income tax adjustment [1]	2,058	1,769	1,567
Net operating profit after tax	$2,913	$3,024	$2,581
Effective tax rate	42.4%	36.9%	37.8%
Denominator
Average debt and equity [2,3]	$20,693	$21,744	$22,501
Return on invested capital [4]	14.1%	13.9%	11.5%

Calculation of Return on Average Debt and Equity	2015	2014	2013
Numerator
Net earnings	$2,546	$2,698	$2,286
Denominator
Average debt and equity [2,3]	$20,693	$21,744	$22,501
Return on average debt and equity	12.3%	12.4%	10.2%

[1]	Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

[2]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

[3]
Fiscal years 2014 and 2013 have been adjusted as a result of the Company’s retrospective adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The adoption of this accounting standard required reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

[4]	ROIC for fiscal year 2015 was negatively impacted by approximately 238 basis points due to the non-cash impairment charge on the Australian joint venture with Woolworths.

Adjusted Net Earnings, Adjusted EBIT, and Adjusted Diluted Earnings Per Share
We have disclosed non-GAAP adjusted net earnings, adjusted EBIT, and adjusted diluted earnings per share, which exclude the impact of the $530 million non-cash impairment charge recognized during 2015 in connection with the Company’s decision to exit its joint venture with Woolworths Limited in Australia. We believe these non-GAAP financial measures provide useful insight for investors in evaluating what management considers the Company's core financial performance. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.

Adjusted net earnings, adjusted EBIT, and adjusted diluted earnings per share should be considered in addition to, not as a substitute for, net earnings and diluted earnings per share prepared in accordance with GAAP. The Company’s methods of determining these non-GAAP financial measures may differ from the methods used by other companies for these or similar non-GAAP financial measures. Accordingly, these non-GAAP measures may not be comparable to the measures used by other companies.

The most comparable GAAP measures are net earnings and diluted earnings per share. The following provides a reconciliation of adjusted net earnings, adjusted EBIT, and adjusted diluted earnings per share to the most directly comparable GAAP financial measures:

Calculation of Adjusted Net Earnings, Adjusted EBIT, and Adjusted Diluted Earnings per Common Share	2015
(In millions, except per share and percentage data)	Amount	% Sales
Net earnings, as reported	$2,546	4.31%
Non-cash impairment charge	530	0.90
Adjusted net earnings	$3,076	5.21%
Interest - net	552	0.93
Income tax provision	1,873	3.17
Adjusted EBIT	$5,501	9.31%

Diluted earnings per common share, as reported	$2.73
Non-cash impairment charge	0.56
Adjusted diluted earnings per common share	$3.29

Fiscal 2015 Compared to Fiscal 2014

Net sales – Net sales increased 5.1% to $59.1 billion in 2015. The increase in total sales was driven primarily by the comparable sales increase of 4.8% and new stores. The comparable sales increase of 4.8% in 2015 was driven by a 2.5% increase in comparable average ticket and a 2.2% increase in comparable customer transactions. Comparable sales during each quarter of the fiscal year, as reported, were 5.2% in the first quarter, 4.3% in the second quarter, 4.6% in the third quarter, and 5.2% in the fourth quarter.

All of our product categories experienced comparable sales increases for the year. During 2015, comparable sales were above the company average in the following product categories: Appliances, Outdoor Power Equipment, and Seasonal Living. Appliances experienced the strongest growth with a double digit increase in comparable sales as we further strengthened our brand offerings and breadth of assortment and continued to provide service advantages with next-day delivery and haul away. Within Outdoor Power Equipment, we drove strong performance in walk behind and riding mowers as well as pressure washers. The Outdoor Living Experience introduced last year drove comparable sales in our Seasonal Living category, where we continued to see strong sales in patio furniture, replacement cushions, and outdoor accessories. In addition, Tools & Hardware performed at approximately the overall company average driven by strong demand and continued improvement in both product assortment and brand relevance. Geographically, all of our 14 U.S. regions experienced increases in comparable store sales, as sales performance was well balanced across the country.

During the fourth quarter of 2015, we recorded comparable sales increases above the company average in Lumber & Building Materials, Appliances, Lawn & Garden, and Paint. We saw particular strength in outdoor project categories, led by Lumber & Building Materials and Lawn & Garden, as customers took advantage of mild weather to complete exterior projects such as roofs, fences, decks, and lawn care. Our landscape lighting experience also drove strong performance by providing inspiration and easy selection and installation for customers, while offering new product technologies such as LED. We achieved strong comparable sales increases in Appliances during the quarter through strengthened brand offerings and service advantages. Paint benefited from increased project activity, as well as growing awareness of our three-brand offering, providing customers with a full suite of top brands they can trust for their next paint project.

Gross margin – Gross margin of 34.82% for 2015 represented a three basis point increase from 2014 and was primarily driven by cost reductions associated with value improvement and product cost deflation, partially offset by negative impacts from targeted promotional activity and mix of products sold.

During the fourth quarter of 2015, gross margin of 34.66% was flat as a percentage of sales due to the same factors that impacted gross margin in the year.

SG&A – SG&A expense for 2015 deleveraged 28 basis points as a percentage of sales compared to 2014. This was primarily driven by 90 basis points of deleverage associated with an impairment charge recorded during the fourth quarter of 2015 related to the valuation of our one-third interest in the Australian joint venture with Woolworths Limited. This was partially offset by 16 basis points of leverage associated with operating salaries as we optimized payroll hours against customer traffic and 16 basis points of leverage in advertising expense due to more efficient and effective media mix compared to the prior year. We experienced eight basis points of leverage in employee insurance costs due to increased sales in the current year partially offset by additional costs associated with the Affordable Care Act. We also experienced eight basis points of leverage in utilities due to stronger sales as well as a decrease in rates and consumption. In addition, we experienced seven basis points of leverage in building and site repair due to a decrease in the number of repairs during the year and seven basis points of leverage in external labor due to completed projects and increased focus on use of internal resources across information technology projects.

During the fourth quarter of 2015, SG&A expense deleveraged 332 basis points as a percentage of sales due primarily to 401 basis points of deleverage associated with the Australian joint venture impairment charge partially offset by leverage in operating salaries, advertising expense, utilities, employee insurance, and certain other fixed costs. We experienced 25 basis points of leverage in operating salaries associated with optimization of store payroll hours and 20 basis points in advertising expense due to more efficient and effective media mix. We also experienced 12 basis points of leverage in utilities primarily the result of warmer weather and 12 basis points in employee insurance costs due to a reduction in the number and severity of claims. Certain other fixed costs also leveraged as a result of sales growth.

Depreciation – Depreciation expense leveraged 13 basis points for 2015 compared to 2014 primarily due to the increase in sales. Property, less accumulated depreciation, decreased to $19.6 billion at January 29, 2016 compared to $20.0 billion at January 30, 2015.  At January 29, 2016 and January 30, 2015, we owned 86% of our stores, which included stores on leased land.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2015	2014
Interest expense, net of amount capitalized	$548	$515
Amortization of original issue discount and loan costs	8	7
Interest income	(4)	(6)
Interest - net	$552	$516

Net interest expense increased primarily as a result of the issuance of $1.75 billion and $1.25 billion of unsecured notes in September 2015 and 2014, respectively. This was partially offset by the repayment of $500 million unsecured notes on October 15, 2015.

Income tax provision - Our effective income tax rate was 42.4% in 2015 compared to 36.9% in 2014. During 2015, the Company recorded a deferred tax asset related to losses associated with the joint venture investment in Australia with Woolworths Limited. The deferred tax asset associated with these losses was offset with the establishment of a full valuation allowance due to the fact the benefit of these losses can only be realized to the extent the Company has available capital gains for offset, and no present or future capital gains have been identified through which this deferred tax asset can be realized. Excluding the equity losses and related deferred tax asset would have resulted in an effective income tax rate of 38.2%. The effective tax rate in 2014 benefited from the favorable settlement of certain federal tax matters.

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

All of our product categories experienced comparable sales increases for the year. During 2014, we experienced comparable sales above the company average in the following product categories: Appliances, Millwork, Tools & Hardware, Fashion Fixtures, and Outdoor Power Equipment. Targeted promotions coupled with the expansion of our Project Specialist programs drove comparable sales increases, especially within Appliances, Millwork, and Fashion Fixtures, as we continued to benefit from customers’ increasing interest in refreshing both the interior and exterior of their homes. Within Tools & Hardware, our enhanced Sales & Operations Planning process helped us drive strong performance in power and pneumatic tools. We drove comparable sales within Outdoor Power Equipment as we were prepared to meet strong demand for mowers, trimmers, and snow blowers. In addition, Flooring performed at approximately the overall company average. Geographically, 13 of the 14 U.S. regions experienced increases in comparable store sales, as sales performance was well balanced across the country.

Gross margin – Gross margin of 34.79% for 2014 represented a 20 basis point increase from 2013 and was primarily driven by cost reductions associated with our Value Improvement initiative, which consisted of improved line review and product reset processes to better position us to meet customers’ product needs and drive better inventory productivity.

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

Income tax provision – Our effective income tax rate was 36.9% in 2014 compared to 37.8% in 2013. The lower effective tax rate in 2014 was the result of the favorable settlement of certain federal tax matters during the year.

LOWE’S BUSINESS OUTLOOK

Fiscal year 2016 will consist of 53 weeks, whereas fiscal year 2015 consisted of 52 weeks. As of February 24, 2016, the date of our fourth quarter 2015 earnings release, we expected total sales in 2016 to increase approximately 6%, including the 53rd week. The 53rd week is expected to increase total sales by approximately 1.5%. We expected comparable sales to increase approximately 4%.  We expected to open approximately 45 home improvement and hardware stores during 2016.  In addition, earnings before interest and taxes as a percentage of sales (operating margin) were expected to increase 80 to 90 basis points,1 and the effective tax rate was expected to be approximately 38.1%.  Diluted earnings per share of approximately $4.00 were expected for the fiscal year ending February 3, 2017.  Our guidance assumed approximately $3.5 billion in share repurchases during 2016.

[1]
Operating margin growth excludes the impact of the non-cash impairment charge on the Australian joint venture. The non-cash impairment charge negatively impacted operating margin by approximately 90 basis points in fiscal year 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for each of the three most recent fiscal years ended January 29, 2016:

(In millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	4,784	4,929	4,111
Investing activities	(1,343)	(1,088)	(1,286)
Financing activities	(3,493)	(3,761)	(2,969)

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for 2015 versus 2014 was primarily driven by changes in working capital. The increase in net cash provided by operating activities for 2014 versus 2013 was primarily driven by increased net earnings, as well as changes in working capital.

The increase in net cash used in investing activities for 2015 versus 2014 was primarily driven by increased capital expenditures and purchases of investments, net of sales and maturities, partially offset by decreased contributions to equity method investments. The decrease in net cash used in investing activities for 2014 versus 2013 was primarily driven by the acquisition of Orchard in 2013 and decreased capital expenditures, partially offset by increased contributions to equity method investments in 2014.

The decrease in net cash used in financing activities for 2015 versus 2014 was driven primarily by increased proceeds from the issuance of long-term debt and net repayments of short-term borrowings in the prior year versus net borrowings in the current year. This was partially offset by increased repayments of long-term debt and increased cash dividend payments in the current year. The increase in net cash used in financing activities for 2014 versus 2013 was driven primarily by 2014 repayments of 2013 short-term borrowings.

Sources of Liquidity

In addition to our cash flows from operations, liquidity is provided by our short-term borrowing facilities. We have a $1.75 billion unsecured revolving credit agreement (the 2014 Credit Facility) with a syndicate of banks that expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. We were in compliance with those covenants at January 29, 2016. As of January 29, 2016, there were $43 million of outstanding borrowings under the commercial paper program and no outstanding borrowings or letters of credit under the credit facility.

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 28, 2016, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Outlook	Stable	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for investments in our existing stores, investments in information technology, expansion plans, acquisitions, if any, and to return cash to shareholders through both dividends and share repurchases over the next 12 months.  There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.  In addition, we do not believe it will be necessary to repatriate cash and cash equivalents and short-term investments held in foreign affiliates to fund domestic operations. Unrepatriated cash was not significant for all periods presented.

Cash Requirements

Capital expenditures
Our fiscal 2016 capital forecast is approximately $1.5 billion.  Our expansion plans are expected to account for approximately 45% of planned net cash outflow. Investments in our existing stores, including investments in remerchandising, store equipment, and technology, are expected to account for approximately 30% of net cash outflow. Approximately 20% of planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure.  Other planned capital expenditures, accounting for approximately 5% of planned net cash outflow, are for investments in our existing distribution network.

On February 2, 2016, we entered into a definitive agreement to acquire all of the issued and outstanding common shares of RONA for C$24 per share in cash and preferred shares for C$20 per share in cash, for a total transaction price of approximately C$3.2 billion. The transaction has been unanimously approved by the Boards of Directors of Lowe’s and RONA and is supported by the management teams of both companies; however, the transaction is subject to both shareholder and regulatory approvals. We anticipate financing the transaction through the debt capital markets. In addition, we have entered into an option to purchase Canadian dollars at a strike price of 1.3933 expiring November 1, 2016. The transaction is expected to close in fiscal year 2016.

Debt and capital
Unsecured debt of $475 million and $550 million is scheduled to mature in April and October 2016, respectively. See Note 6 to the consolidated financial statements included herein for additional information regarding long-term debt, including fiscal year 2015 financing activities.

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status. As of January 29, 2016, we had $3.6 billion remaining available under our share repurchase program with no expiration date. In fiscal 2016, we expect to repurchase shares totaling $3.5 billion through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations. Our share repurchase assumption is not expected to be affected by the RONA acquisition. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends declared during fiscal 2015 totaled $991 million. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.  The dividend declared in the fourth quarter of 2015 was paid in fiscal 2016 and totaled $255 million.

Our ratio of debt to equity plus debt was 62.3% and 53.3% as of January 29, 2016, and January 30, 2015, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a current or future material effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at January 29, 2016:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discount and debt issuance costs)	$12,190	$1,028	$1,002	$951	$9,209
Long-term debt (interest payments)	8,236	522	946	905	5,863
Capitalized lease obligations [1,2]	991	76	127	118	670
Operating leases [1]	5,394	494	959	855	3,086
Purchase obligations [3]	1,046	718	173	111	44
Total contractual obligations	$27,857	$2,838	$3,207	$2,940	$18,872

	Amount of Commitment Expiration by Period
Commercial Commitments (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit [4]	$67	$66	$1	$—	$—

[1]	Amounts do not include taxes, common area maintenance, insurance, or contingent rent because these amounts have historically been insignificant.

[2]	Amounts include imputed interest and residual values.

[3]
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations include firm commitments related to certain marketing and information technology programs, as well as purchases of merchandise inventory.

[4]	Letters of credit are issued primarily for insurance and construction contracts.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2015, our reserve decreased approximately $6 million to $46 million as of January 29, 2016.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  During 2015, the inventory shrinkage reserve increased approximately $9 million to $171 million as of January 29, 2016.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $2 million for 2015. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrinkage reserve would have affected net earnings by approximately $10 million for 2015.

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

Equity Method Investments

Description
We use the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these companies is included in consolidated net earnings. Each of the Company’s equity method investments is subject to a review for impairment if, and when, circumstances indicate that the fair value of our investment could be less than the carrying value. If the results of our review indicate an other than temporary decline in the carrying value of our investment, the Company would write down the investment to its estimated fair value.

Judgments and uncertainties involved in the estimate
Our impairment evaluations for equity method investments require us to apply judgment in determining whether a decrease in value that is other than temporary has occurred. If we need to assess the recoverability of our equity method investments, we will make assumptions regarding estimated future cash flows of those investments. These calculations require us to apply judgments, including assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions.

Effect if actual results differ from assumptions
In the fourth quarter of fiscal year 2015, we made the decision to exit our Australian joint venture investment with Woolworths Limited (Woolworths) and recorded a $530 million impairment of our investment due to a determination that there was a decrease in value that was other than temporary.  We own a one-third share in the joint venture, Hydrox Holdings Pty Ltd., which operates Masters Home Improvement stores and Home Timber and Hardware Group’s retail stores and wholesale distribution in Australia.  As a result of our decision to exit, Woolworths will be required to purchase Lowe’s one-third share in the joint venture at an agreed upon fair value as of January 18, 2016, the date of our notification of our intention to exit. The process for the two parties agreeing on fair value is prescribed in the Joint Venture Agreement.  Finalization of the purchase price for Lowe’s interest in the joint venture and completion of the sale is expected to occur in 2016.  The $530 million non-cash impairment charge, which includes the cumulative impact of the strengthening U.S. dollar over the life of the investment, was based on the Company’s estimate of the value of its portion of the overall joint venture fair value. This value was determined using an income approach based on expected discounted cash flows, and was validated for reasonableness by comparison to similar transaction multiples.  The assumptions that most significantly affect the fair value determination include the continuation as a going concern, projected revenues, projected margin rates and the discount rate.  Further changes in this estimate are possible as the parties proceed through the final stages of the valuation process as defined in the Joint Venture Agreement.  A 10% change in our current estimate of fair value of the joint venture would have affected net earnings by approximately $39 million for 2015.

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

Judgments and uncertainties involved in the estimate
Our impairment evaluations for long-lived assets require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more likely than not that a location will be closed significantly before the end of its previously estimated useful life. Our impairment loss calculations require us to apply judgment in estimating expected future cash flows, including estimated sales, margin, and controllable expenses, assumptions about market performance for operating locations, and estimated selling prices or lease rates for locations identified for closure. We also apply judgment in estimating asset fair values, including the selection of an appropriate discount rate for fair values determined using an income approach.

Effect if actual results differ from assumptions
During 2015, two operating locations experienced a triggering event, and both locations were determined to be impaired. We recorded impairment losses related to these two operating locations of $8 million during 2015, compared to impairment losses of $26 million related to three operating locations impaired during 2014.

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

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plan, and certain medical and dental claims. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $5 million per occurrence involving general or product liability, and $10 million per occurrence involving automobile. We do not have any insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2015, our self-insurance liability decreased approximately $22 million to $883 million as of January 29, 2016.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $54 million for 2015. A 100 basis point change in our discount rate would have affected net earnings by approximately $18 million for 2015.

Revenue Recognition

Description
See Note 1 to the consolidated financial statements for a discussion of our revenue recognition policies. The following accounting estimates relating to revenue recognition require management to make assumptions and apply judgment regarding the effects of future events that cannot be determined with certainty.

We sell separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenues from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company consistently groups and evaluates extended protection plan contracts based on the characteristics of the underlying products and the coverage provided in order to monitor for expected losses.  A loss on the overall contract would be recognized if the expected costs of performing services under the contracts exceeded the amount of unamortized acquisition costs and related deferred revenue associated with the contracts. Deferred revenues associated with the extended protection plan contracts decreased $1 million to $729 million as of January 29, 2016.

We defer revenue and cost of sales associated with settled transactions for which customers have not yet taken possession of merchandise or for which installation has not yet been completed.  Revenue is deferred based on the actual amounts received.  We use historical gross margin rates to estimate the adjustment to cost of sales for these transactions.  During 2015, deferred revenues associated with these transactions increased $74 million to $619 million as of January 29, 2016.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to recognize revenue on our extended protection plan contracts during the past three fiscal years. We currently do not anticipate incurring any overall contract losses on our extended protection plan contracts. Although we believe that we have the ability to adequately monitor and estimate expected losses under the extended protection plan contracts, it is possible that actual results could differ from our estimates. In addition, if future evidence indicates that the costs of performing services under these contracts are incurred on other than a straight-line basis, the timing of revenue recognition under these contracts could change. A 10% change in the amount of revenue recognized in 2015 under these contracts would have affected net earnings by approximately $22 million.

We have not made any material changes in the methodology used to reverse net sales and cost of sales related to amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed. We believe we have sufficient current and historical knowledge to record reasonable estimates related to the impact to cost of sales for these transactions. However, if actual results are not consistent with our estimates or assumptions, we may incur additional income or expense. A 10% change in the estimate of the gross margin rates applied to these transactions would have affected net earnings by approximately $10 million in 2015.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We speak throughout this Annual Report on Form 10-K in forward-looking statements about our future, but particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The words “believe,” “expect,” “will,” “should,” “suggest”, and other similar expressions are intended to identify those forward-looking statements.  While we believe our expectations are reasonable, they are not guarantees of future performance.  Our actual results could differ substantially from our expectations.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of January 29, 2016.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of January 29, 2016, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this report, was engaged to audit our Internal Control. Their report appears on page 35.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 29, 2016 and January 30, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2016 and January 30, 2015, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of  January 29, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 29, 2016 of the Company and our report dated March 28, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 28, 2016

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	January 29, 2016	% Sales	January 30, 2015	% Sales	January 31, 2014	% Sales
Fiscal years ended on
Net sales	$59,074	100.00%	$56,223	100.00%	$53,417	100.00%
Cost of sales	38,504	65.18	36,665	65.21	34,941	65.41
Gross margin	20,570	34.82	19,558	34.79	18,476	34.59
Expenses:
Selling, general and administrative	14,115	23.90	13,281	23.62	12,865	24.08
Depreciation	1,484	2.51	1,485	2.64	1,462	2.74
Interest - net	552	0.93	516	0.92	476	0.89
Total expenses	16,151	27.34	15,282	27.18	14,803	27.71
Pre-tax earnings	4,419	7.48	4,276	7.61	3,673	6.88
Income tax provision	1,873	3.17	1,578	2.81	1,387	2.60
Net earnings	$2,546	4.31%	$2,698	4.80%	$2,286	4.28%

Basic earnings per common share	$2.73		$2.71		$2.14
Diluted earnings per common share	$2.73		$2.71		$2.14
Cash dividends per share	$1.07		$0.87		$0.70

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	January 29, 2016	% Sales	January 30, 2015	% Sales	January 31, 2014	% Sales
Fiscal years ended on
Net earnings	$2,546	4.31%	$2,698	4.80%	$2,286	4.28%
Foreign currency translation adjustments - net of tax	(291)	(0.49)	(86)	(0.15)	(68)	(0.13)
Net unrealized investment losses - net of tax	—	—	—	—	(1)	—
Other comprehensive loss	(291)	(0.49)	(86)	(0.15)	(69)	(0.13)
Comprehensive income	$2,255	3.82%	$2,612	4.65%	$2,217	4.15%

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value and percentage data)

		January 29, 2016	% Total	January 30, 2015	% Total

Assets
Current assets:
Cash and cash equivalents		$405	1.3%	$466	1.5%
Short-term investments		307	1.0	125	0.4
Merchandise inventory - net		9,458	30.3	8,911	28.1
Other current assets		391	1.3	349	1.1
Total current assets		10,561	33.9	9,851	31.1
Property, less accumulated depreciation		19,577	62.6	20,034	63.2
Long-term investments		222	0.7	354	1.1
Deferred income taxes - net		241	0.8	133	0.4
Other assets		665	2.0	1,349	4.2
Total assets		$31,266	100.0%	$31,721	100.0%

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings		$43	0.1%	$—	—%
Current maturities of long-term debt		1,061	3.4	552	1.7
Accounts payable		5,633	18.0	5,124	16.2
Accrued compensation and employee benefits		820	2.6	773	2.4
Deferred revenue		1,078	3.4	979	3.1
Other current liabilities		1,857	6.1	1,920	6.1
Total current liabilities		10,492	33.6	9,348	29.5
Long-term debt, excluding current maturities		11,545	36.9	10,806	34.1
Deferred revenue - extended protection plans		729	2.3	730	2.3
Other liabilities		846	2.7	869	2.7
Total liabilities		23,612	75.5	21,753	68.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $5 par value, none issued		—	—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
January 29, 2016	910
January 30, 2015	960	455	1.5	480	1.5
Capital in excess of par value		—	—	—	—
Retained earnings		7,593	24.3	9,591	30.2
Accumulated other comprehensive loss		(394)	(1.3)	(103)	(0.3)
Total shareholders’ equity		7,654	24.5	9,968	31.4
Total liabilities and shareholders’ equity		$31,266	100.0%	$31,721	100.0%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2013	1,110	$555	$26	$13,224	$52	$13,857
Comprehensive income:
Net earnings				2,286
Other comprehensive loss					(69)
Total comprehensive income						2,217
Tax effect of non-qualified stock options exercised and restricted stock vested			25			25
Cash dividends declared, $0.70 per share				(741)		(741)
Share-based payment expense			102			102
Repurchase of common stock	(88)	(44)	(312)	(3,414)		(3,770)
Issuance of common stock under share-based payment plans	8	4	159			163
Balance January 31, 2014	1,030	$515	$—	$11,355	$(17)	$11,853
Comprehensive income:
Net earnings				2,698
Other comprehensive loss					(86)
Total comprehensive income						2,612
Tax effect of non-qualified stock options exercised and restricted stock vested			41			41
Cash dividends declared, $0.87 per share				(858)		(858)
Share-based payment expense			111			111
Repurchase of common stock	(75)	(37)	(286)	(3,604)		(3,927)
Issuance of common stock under share-based payment plans	5	2	134			136
Balance January 30, 2015	960	$480	$—	$9,591	$(103)	$9,968
Comprehensive income:
Net earnings				2,546
Other comprehensive loss					(291)
Total comprehensive income						2,255
Tax effect of non-qualified stock options exercised and restricted stock vested			61			61
Cash dividends declared, $1.07 per share				(991)		(991)
Share-based payment expense			112			112
Repurchase of common stock	(54)	(27)	(298)	(3,553)		(3,878)
Issuance of common stock under share-based payment plans	4	2	125			127
Balance January 29, 2016	910	$455	$—	$7,593	$(394)	$7,654
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	January 29, 2016	January 30, 2015	January 31, 2014
Fiscal years ended on
Cash flows from operating activities:
Net earnings	$2,546	$2,698	$2,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,587	1,586	1,562
Deferred income taxes	(68)	(124)	(162)
Loss on property and other assets – net	33	25	64
Loss on equity method investments	591	57	52
Share-based payment expense	117	119	100
Changes in operating assets and liabilities:
Merchandise inventory – net	(582)	170	(396)
Other operating assets	(34)	83	(5)
Accounts payable	524	127	291
Other operating liabilities	70	188	319
Net cash provided by operating activities	4,784	4,929	4,111

Cash flows from investing activities:
Purchases of investments	(934)	(820)	(759)
Proceeds from sale/maturity of investments	884	805	709
Capital expenditures	(1,197)	(880)	(940)
Contributions to equity method investments – net	(125)	(241)	(173)
Proceeds from sale of property and other long-term assets	57	52	75
Acquisition of business - net	—	—	(203)
Other – net	(28)	(4)	5
Net cash used in investing activities	(1,343)	(1,088)	(1,286)

Cash flows from financing activities:
Net change in short-term borrowings	43	(386)	386
Net proceeds from issuance of long-term debt	1,718	1,239	985
Repayment of long-term debt	(552)	(48)	(47)
Proceeds from issuance of common stock under share-based payment plans	125	137	165
Cash dividend payments	(957)	(822)	(733)
Repurchase of common stock	(3,925)	(3,905)	(3,710)
Other – net	55	24	(15)
Net cash used in financing activities	(3,493)	(3,761)	(2,969)

Effect of exchange rate changes on cash	(9)	(5)	(6)

Net increase/(decrease) in cash and cash equivalents	(61)	75	(150)
Cash and cash equivalents, beginning of year	466	391	541
Cash and cash equivalents, end of year	$405	$466	$391
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 29, 2016, JANUARY 30, 2015 AND JANUARY 31, 2014

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 1,857 stores in the United States, Canada, and Mexico at January 29, 2016.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Each of the fiscal years presented contained 52 weeks. All references herein for the years 2015, 2014, and 2013 represent the fiscal years ended January 29, 2016, January 30, 2015, and January 31, 2014, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries.  All intercompany accounts and transactions have been eliminated.

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss.  Gains and losses from foreign currency transactions, which are included in selling, general and administrative (SG&A) expense, have not been significant.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less when purchased.  Cash and cash equivalents are carried at amortized cost on the consolidated balance sheets.  The majority of payments due from financial institutions for the settlement of credit card and debit card transactions process within two business days and are, therefore, classified as cash and cash equivalents.

Investments - As of January 29, 2016, investments consisted primarily of money market funds, municipal obligations, certificates of deposit, and municipal floating rate obligations, all of which are classified as available-for-sale.  Available-for-sale securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Gross unrealized gains and losses were insignificant at January 29, 2016 and January 30, 2015.

The proceeds from sales of available-for-sale securities were $394 million, $283 million, and $276 million for 2015, 2014, and 2013, respectively.  Gross realized gains and losses on the sale of available-for-sale securities were not significant for any of the periods presented.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Investments classified as long-term at January 29, 2016, will mature in one to 34 years, based on stated maturity dates.

The Company classifies as investments restricted balances primarily pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $234 million at January 29, 2016, and $99 million at January 30, 2015.  Restricted balances included in long-term investments were $202 million at January 29, 2016, and $305 million at January 30, 2015.

Merchandise Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method of inventory accounting.  The cost of inventory also includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on management’s current knowledge with respect to inventory levels, sales trends, and historical experience.  Management does not believe the Company’s merchandise inventories are subject to significant risk of obsolescence in the near term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions.  However, changes in consumer purchasing patterns could result in the need for additional reserves.  The Company also records an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  Changes in the estimated shrink reserve are made based on the timing and results of physical inventories.

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments, or promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental, and identifiable costs incurred by the Company to sell the vendor’s product.  Therefore, the Company treats these funds as a reduction in the cost of inventory as the amounts are accrued, and are recognized as a reduction of cost of sales when the inventory is sold.  Funds that are determined to be reimbursements of specific, incremental, and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.  The Company develops accrual rates for vendor funds based on the provisions of the agreements in place.  Due to the complexity and diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Derivative Financial Instruments - The Company occasionally utilizes derivative financial instruments to manage certain business risks.  However, the amounts were not material to the Company’s consolidated financial statements in any of the years presented.  The Company does not use derivative financial instruments for trading purposes.

Credit Programs - The majority of the Company’s accounts receivable arises from sales of goods and services to commercial business customers.  The Company has an agreement with Synchrony Bank (Synchrony), formerly GE Capital Retail, under which Synchrony purchases at face value commercial business accounts receivable originated by the Company and services these accounts.  This agreement expires in December 2023, unless terminated sooner by the parties.  The Company primarily accounts for these transfers as sales of the accounts receivable.  When the Company transfers its commercial business accounts receivable, it retains certain interests in those receivables, including the funding of a loss reserve and its obligation related to Synchrony’s ongoing servicing of the receivables sold.  Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, Synchrony’s servicing costs, and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

Total commercial business accounts receivable sold to Synchrony were $2.6 billion in 2015, $2.4 billion in 2014, and $2.2 billion in 2013.  The Company recognized losses of $36 million in 2015, $38 million in 2014, and $38 million in 2013 on these receivable sales as SG&A expense, which primarily relates to the fair value of obligations related to servicing costs that are remitted to Synchrony monthly.  At January 29, 2016 and January 30, 2015, the fair value of the retained interests was determined based on the present value of expected future cash flows and was insignificant.

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

The total portfolio of receivables held by Synchrony, including both receivables originated by Synchrony from the Company’s proprietary credit cards and commercial business accounts receivable originated by the Company and sold to Synchrony, approximated $8.8 billion at January 29, 2016, and $7.9 billion at January 30, 2015.

Property and Depreciation - Property is recorded at cost.  Costs associated with major additions are capitalized and depreciated.  Capital assets are expected to yield future benefits and have original useful lives which exceed one year.  The total cost of a capital asset generally includes all applicable sales taxes, delivery costs, installation costs, and other appropriate costs incurred by the Company, including interest in the case of self-constructed assets.  Upon disposal, the cost of properties and related accumulated depreciation is removed from the accounts, with gains and losses reflected in SG&A expense in the consolidated statements of earnings.

Property consists of land, buildings and building improvements, equipment, and construction in progress.  Buildings and building improvements includes owned buildings, as well as buildings under capital lease and leasehold improvements. Equipment primarily includes store racking and displays, computer hardware and software, forklifts, vehicles, and other store equipment.

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

The Company recorded long-lived asset impairment losses of $10 million during 2015, including $8 million for operating locations and $2 million for excess properties classified as held-for-use.  The Company recorded impairment losses of $28 million during 2014, including $26 million for operating locations and $2 million for excess properties classified as held-for-use.  The Company recorded long-lived asset impairment of $46 million during 2013, including $26 million for operating locations, $17 million for excess properties classified as held-for-use, and $3 million, including costs to sell, for excess properties classified as held-for-sale.  Impairment losses are included in SG&A expense in the consolidated statements of earnings.  Fair value measurements associated with long-lived asset impairments are further described in Note 2 to the consolidated financial statements.

The net carrying amount of excess properties that do not meet the held-for-sale criteria is included in other assets (noncurrent) on the consolidated balance sheets and totaled $131 million and $152 million at January 29, 2016 and January 30, 2015, respectively.

When locations under operating leases are closed, a liability is recognized for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance, and other ongoing expenses, net of estimated sublease income and other recoverable items.  When the Company commits to an exit plan and communicates that plan to affected employees, a liability is recognized in connection with one-time employee termination benefits.  Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Expenses associated with exit activities are included in SG&A expense in the consolidated statement of earnings.

Equity Method Investments - The Company’s investments in certain unconsolidated entities are accounted for under the equity method.  The balance of these investments is included in other assets (noncurrent) in the accompanying consolidated balance sheets.  The balance is increased to reflect the Company’s capital contributions and equity in earnings of the investees.  The balance is decreased for its equity in losses of the investees, for distributions received that are not in excess of the carrying amount of the investments, and for any other than temporary impairment losses recognized. The Company’s equity in earnings and losses of the investees and other than temporary impairment losses are included in SG&A expense.

Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. Investments that are determined to have a decline in value deemed to be other than temporary are written down to estimated fair value.

In 2015, the Company decided to exit the Australian joint venture investment with Woolworths Limited (Woolworths) and recorded a $530 million impairment of its equity method investment due to a determination that there was a decrease in value that was other than temporary (see Note 2 to the consolidated financial statements for further discussion). Exclusive of this impairment charge recognized in the current year, losses on equity method investments have been immaterial.

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

Accounts Payable - The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions.  The Company’s goal in entering into this arrangement is to capture overall supply chain savings, in the form of pricing, payment terms, or vendor funding, created by facilitating suppliers’ ability to finance payment obligations at more favorable discount rates, while providing them with greater working capital flexibility.

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers.  As of January 29, 2016 and January 30, 2015, $1.3 billion and $1.0 billion, respectively, of the Company’s outstanding payment obligations had been placed on the accounts payable tracking system, and participating suppliers had financed $921 million and $724 million, respectively, of those payment obligations to participating financial institutions.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	January 29, 2016	January 30, 2015
Self-insurance liabilities	$343	$346
Accrued dividends	255	222
Accrued interest	179	165
Sales tax liabilities	140	131
Accrued property taxes	111	124
Other	829	932
Total	$1,857	$1,920

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has insurance coverage to limit the exposure arising from these claims.  The Company is also self-insured for certain losses relating to extended protection plan and medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. The total self-insurance liability, including the current and non-current portions, was $883 million and $905 million at January 29, 2016, and January 30, 2015, respectively.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured.  Outstanding surety bonds relating to self-insurance were $240 million and $234 million at January 29, 2016, and January 30, 2015, respectively.

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

Revenue Recognition - The Company recognizes revenues, net of sales tax, when sales transactions occur and customers take possession of the merchandise.  A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Revenues from product installation services are recognized when the installation is completed.  Deferred revenues associated with amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed were $619 million and $545 million at January 29, 2016, and January 30, 2015, respectively.

Revenues from stored-value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed.  The liability associated with outstanding stored-value cards was $459 million and $434 million at January 29, 2016, and January 30, 2015, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards at the point at which redemption becomes remote.  The Company’s stored-value cards have no expiration date or dormancy fees.  Therefore, to determine when redemption is remote, the Company analyzes an aging of the unredeemed cards based on the date of last stored-value card use. The amount of revenue recognized from unredeemed stored-value cards for which redemption was deemed remote was not significant for 2015, 2014, and 2013.

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

(In millions)	2015	2014	2013
Deferred revenue - extended protection plans, beginning of year	$730	$730	$715
Additions to deferred revenue	350	318	294
Deferred revenue recognized	(351)	(318)	(279)
Deferred revenue - extended protection plans, end of year	$729	$730	$730

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $20 million and $30 million at January 29, 2016, and January 30, 2015, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the years presented.  Expenses for claims are recognized when incurred and totaled $127 million, $123 million, and $114 million for 2015, 2014, and 2013, respectively.

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

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $769 million, $819 million, and $811 million in 2015, 2014, and 2013, respectively.

Shipping and Handling Costs - The Company includes shipping and handling costs relating to the delivery of products directly from vendors to customers by third parties in cost of sales.  Shipping and handling costs, which include third-party delivery costs, salaries, and vehicle operations expenses relating to the delivery of products from stores and distribution centers to customers, are classified as SG&A expense.  Shipping and handling costs included in SG&A expense were $607 million, $548 million and $501 million in 2015, 2014, and 2013, respectively.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to expense as incurred.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ equity. Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments. Net foreign currency translation losses, net of tax, classified in accumulated other comprehensive loss were $394 million, $103 million, and $17 million at January 29, 2016, January 30, 2015, and January 31, 2014, respectively.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s home improvement retail stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar economic characteristics. The amounts of long-lived assets and net sales outside of the U.S. were not significant for any of the periods presented.

Recent Accounting Pronouncements - In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company elected to early adopt this accounting update as of January 29, 2016, and applied it retrospectively to prior periods. The adoption of the ASU resulted in a reclassification of $230 million of current deferred tax assets and $97 million of noncurrent deferred tax liabilities to noncurrent deferred tax assets in the Company’s consolidated balance sheet as of January 30, 2015. The adoption of this guidance did not have any impact on the Company’s consolidated statements of earnings, comprehensive income, shareholders’ equity, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this accounting update as of January 29, 2016, and applied it retrospectively to prior periods. The adoption of the ASU resulted in a reclassification of debt issuance costs of $9 million from other assets to long-term debt, excluding current maturities in the Company’s consolidated balance sheet as of January 30, 2015. The adoption of this guidance did not have any impact on the Company’s consolidated statements of earnings, comprehensive income, shareholders’ equity, or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The ASU requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under this ASU, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance for classifying and measuring investments in debt securities and loans is not impacted. ASU 2016-01 eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for only certain portions of the ASU. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of the guidance, along with subsequent clarifying guidance, on its consolidated financial statements.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s available-for-sale securities represented the only significant assets measured at fair value on a recurring basis for the years ended January 29, 2016 and January 30, 2015. The following table presents the Company’s financial assets measured at fair value on a recurring basis. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	January 29, 2016	January 30, 2015
Available-for-sale securities:
Money market funds	Level 1	$192	$81
Certificates of deposit	Level 1	56	17
Municipal obligations	Level 2	38	21
Municipal floating rate obligations	Level 2	21	6
Total short-term investments		$307	$125
Available-for-sale securities:
Municipal floating rate obligations	Level 2	$212	$348
Municipal obligations	Level 2	5	2
Certificates of deposit	Level 1	5	4
Total long-term investments		$222	$354

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the years ended January 29, 2016, and January 30, 2015, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets and equity method investments.

Long-lived assets
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

During 2015, two operating locations experienced a triggering event and were determined to be impaired due to a decline in recent cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $8 million.  The discounted cash flow model used to estimate the fair value of the impaired operating locations assumed average annual sales growth rates ranging from 3.9% to 4.3% over the remaining life of the locations and applied a discount rate of approximately 6.3%.

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

During 2015, the Company incurred total impairment charges of $2 million for six excess property locations.  A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by an insignificant amount.

Equity method investments
Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. Investments that are determined to have a decline in value deemed to be other than temporary are written down to estimated fair value.

In 2015, the Company decided to exit the Australian joint venture investment with Woolworths Limited (Woolworths) and recorded a $530 million impairment of its equity method investment due to a determination that there was a decrease in value that was other than temporary.  The Company owns a one-third share in the joint venture, Hydrox Holdings Pty Ltd., which operates Masters Home Improvement stores and Home Timber and Hardware Group’s retail stores and wholesale distribution in Australia.  As a result of the Company’s decision to exit, Woolworths will be required to purchase the Company’s one-third share in the joint venture at an agreed upon fair value as of January 18, 2016, the date on which notification of the Company’s intent to exit was received by Woolworths. The process for the two parties agreeing on fair value is prescribed in the Joint Venture Agreement.  Finalization of the purchase price for the Company’s interest in the joint venture and completion of the sale is expected to occur in 2016.  The $530 million non-cash impairment charge was based on the Company’s estimate of the value of its portion of the overall joint venture fair value. This value was determined using an income approach based on expected discounted cash flows, and was validated for reasonableness by comparison to similar transaction multiples. The Company’s equity method investment balance in the Australian joint venture is classified as Level 3 because the underlying estimate of value used unobservable inputs that were significant to the fair value measurements and required management judgment due to the absence of quoted market prices. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate.  The discounted cash flow model used to estimate the fair value assumed a compound annual growth rate for sales of 6.2% over the 15-year forecast period, with a terminal year growth rate assumed of 3.0%, and applied a discount rate of approximately 10.7%.

The following table presents the Company’s assets measured at estimated fair value on a nonrecurring basis and the resulting impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale. Because these assets subject to impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at January 29, 2016 and January 30, 2015.

Fair Value Measurements - Nonrecurring Basis

	January 29, 2016		January 30, 2015
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$4	$(8)	$9	$(26)
Excess properties	4	(2)	11	(2)
Other assets:
Equity method investments	393	(530)	N/A	N/A
Total	$401	$(540)	$20	$(28)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	January 29, 2016		January 30, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1) [1]	$12,073	$13,292	$10,850	$12,739
Mortgage notes (Level 2)	7	8	16	17
Long-term debt (excluding capitalized lease obligations)	$12,080	$13,300	$10,866	$12,756

[1]
Prior period balances have been retrospectively adjusted as a result of the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The adoption of the accounting standard required reclassification of debt issuance costs from other assets to long-term debt.

NOTE 3: Property and Accumulated Depreciation

Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	January 29, 2016	January 30, 2015
Cost:
Land	N/A	$7,086	$7,040
Buildings and building improvements	5-40	17,451	17,247
Equipment	2-15	10,863	10,426
Construction in progress	N/A	513	730
Total cost		35,913	35,443
Accumulated depreciation		(16,336)	(15,409)
Property, less accumulated depreciation		$19,577	$20,034

Included in net property are assets under capital lease of $617 million, less accumulated depreciation of $400 million, at January 29, 2016, and $744 million, less accumulated depreciation of $494 million, at January 30, 2015.  The related amortization expense for assets under capital lease is included in depreciation expense.

NOTE 4: Exit Activities

When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items.  During 2015, the Company closed or relocated two locations subject to operating leases. In 2014, the Company did not close or relocate any locations subject to operating leases. In 2013, the Company relocated two locations subject to operating leases.

Subsequent changes to the liabilities, including changes resulting from revisions to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Changes to the accrual for exit activities for 2015, 2014, and 2013 are summarized as follows:

(In millions)	2015	2014	2013
Accrual for exit activities, balance at beginning of year	$53	$54	$75
Additions to the accrual - net	34	14	11
Cash payments	(20)	(15)	(32)
Accrual for exit activities, balance at end of year	$67	$53	$54

NOTE 5: Short-Term Borrowings and Lines of Credit

The Company has a $1.75 billion unsecured revolving credit agreement (the 2014 Credit Facility) with a syndicate of banks that expires in August 2019.  Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility.  The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement.  The Company was in compliance with those covenants at January 29, 2016.   As of January 29, 2016, there were $43 million of outstanding borrowings under the commercial paper program with a weighted average interest rate of 0.60% and no outstanding borrowings or letters of credit under the 2014 Credit Facility. As of January 30, 2015, there were no outstanding borrowings under the Company’s commercial paper program and no outstanding borrowings or letters of credit under the credit facility.

NOTE 6: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at January 29, 2016	January 29, 2016	January 30, 2015 [3]
Secured debt:
Mortgage notes due through fiscal 2027 [1]	6.32%	$7	$16
Unsecured debt:
Notes due through fiscal 2020	3.13%	2,969	3,217
Notes due fiscal 2021-2025	3.50%	3,464	2,720
Notes due fiscal 2026-2030	6.76%	813	813
Notes due fiscal 2031-2035	5.50%	494	494
Notes due fiscal 2036-2040 [2]	6.16%	1,537	1,536
Notes due fiscal 2041-2045	4.67%	2,796	2,071
Capitalized lease obligations due through fiscal 2035		526	491
Total long-term debt		12,606	11,358
Less current maturities		(1,061)	(552)
Long-term debt, excluding current maturities		$11,545	$10,806

[1]	Real properties with an aggregate book value of $33 million were pledged as collateral at January 29, 2016, for secured debt.

[2]	Amount includes $100 million of notes issued in 1997 that may be put at the option of the holder on the 20th anniversary of the issue at par value. None of these notes are currently puttable.

[3]
In connection with the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, prior year debt balances have been retrospectively adjusted to include a direct deduction of unamortized debt issuance costs. Prior to the Company’s adoption of ASU 2015-03, these unamortized debt issuance costs were included in other assets on the Company’s consolidated balance sheets.

Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, and capitalized lease obligations, for the next five years and thereafter are as follows: 2016, $1.0 billion; 2017, $751 million; 2018, $251 million; 2019, $450 million; 2020, $501 million; thereafter, $9.2 billion.

The Company’s unsecured notes are issued under indentures that have generally similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which is expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at January 29, 2016.

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

In September 2014, the Company issued $1.25 billion of unsecured notes in three tranches: $450 million of floating rate notes maturing in September 2019; $450 million of 3.125% notes maturing in September 2024; and $350 million of 4.25% notes maturing in September 2044. The 2019, 2024, and 2044 Notes were issued at discounts of approximately $2 million, $6 million, and $4 million, respectively. The 2019 Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.420% (0.907% as of January 29, 2016). Interest on the 2019 Notes is payable quarterly in arrears in March, June, September, and December of each year until maturity, beginning in December 2014. Interest on the 2024 and 2044 Notes is payable semiannually in arrears in March and September of each year until maturity, beginning in March 2015.

In September 2015, the Company issued $1.75 billion of unsecured notes in three tranches: $250 million of floating rate notes maturing in September 2018; $750 million of 3.375% notes maturing in September 2025; and $750 million of 4.375% notes maturing in September 2045. The 2018, 2025, and 2045 Notes were issued at discounts of approximately $1 million, $8 million, and $24 million, respectively. The 2018 Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.600% (1.102% as of January 29, 2016). Interest on the 2018 Notes is payable quarterly in arrears in

March, June, September, and December of each year until maturity, beginning in December 2015. Interest on the 2025 and 2045 Notes is payable semiannually in arrears in March and September of each year until maturity, beginning in March 2016.

The discounts associated with these issuances, which include the underwriting and issuance discounts, are recorded in long-term debt and are being amortized over the respective terms of the notes.

The indentures governing the notes issued in 2015, 2014, and 2013 contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption, with the exception of the 2019 Notes (issued in 2014) and the 2018 Notes (issued in 2015). We do not have the right to redeem the 2019 Notes or the 2018 Notes prior to maturity. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the indentures) occurs.  If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase.  The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

NOTE 7: Shareholders’ Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at January 29, 2016, and January 30, 2015, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($.50 par value) at January 29, 2016, and January 30, 2015.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On January 31, 2014, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on February 24, 2014. On March 20, 2015, the Company’s Board of Directors authorized an additional $5.0 billion under the repurchase program with no expiration, which was announced on the same day. As of January 29, 2016, the Company had $3.6 billion remaining under the program.

During the year ended January 29, 2016, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 28.4 million shares of the Company’s common stock for $2.0 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

During the year ended January 29, 2016, the Company also repurchased shares of its common stock through the open market totaling 25.2 million shares for a cost of $1.8 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Shares repurchased for 2015 and 2014 were as follows:

	2015		2014
(In millions)	Shares	Cost[1]	Shares	Cost[1]
Share repurchase program	53.6	$3,811	73.8	$3,880
Shares withheld from employees	0.9	67	0.9	47
Total share repurchases	54.5	$3,878	74.7	$3,927

[1]	Reductions of $3.6 billion were recorded to retained earnings, after capital in excess of par value was depleted, for both 2015 and 2014.

NOTE 8: Accounting for Share-Based Payments

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

A total of 199.0 million shares have been previously authorized for grant to key employees and non-employee directors under all of the Company’s Incentive Plans, but only 80.0 million of those shares were authorized for grants of share-based awards under the Company’s currently active Incentive Plans. In addition, a total of 70.0 million shares have been previously authorized for purchases by employees participating in the ESPP.

At January 29, 2016, there were 36.1 million shares remaining available for grants under the currently active Incentive Plans and 24.3 million shares remaining available for purchases under the ESPP.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $117 million, $119 million, and $100 million in 2015, 2014 and 2013 respectively.  The total associated income tax benefit recognized was $38 million, $39 million and $32 million in 2015, 2014 and 2013, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $165 million at January 29, 2016, of which $97 million will be recognized in 2016, $49 million in 2017 and $19 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.9 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Weighted-average assumptions used:
Expected volatility	31.3%	34.2%	34.2%
Dividend yield	1.69%	1.73%	1.45%
Risk-free interest rate	1.99%	2.26%	1.31%
Expected term, in years	7.00	7.00	7.39

Weighted-average grant date fair value	$20.27	$17.00	$12.24

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $68 million, $62 million and $48 million in 2015, 2014 and 2013, respectively.

Transactions related to stock options for the year ended January 29, 2016 are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 30, 2015	6,311	$35.98
Granted	862	69.44
Canceled, forfeited or expired	(215)	54.21
Exercised	(1,527)	30.26
Outstanding at January 29, 2016	5,431	$42.18	6.04	$160,105
Vested and expected to vest at January 29, 2016[1]	5,357	$41.91	6.00	$159,387
Exercisable at January 29, 2016	3,200	$32.88	4.28	$124,067

[1]	Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $69.44, $53.13 and $41.78 in 2015, 2014, and 2013, respectively. The total fair value of restricted stock awards vesting was approximately $144 million, $114 million and $98 million in 2015, 2014 and 2013, respectively.

Transactions related to restricted stock awards for the year ended January 29, 2016 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 30, 2015	5,574	$39.91
Granted	997	69.44
Vested	(1,959)	29.28
Canceled or forfeited	(401)	48.18
Nonvested at January 29, 2016	4,211	$51.06

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2015, 2014 and 2013, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $150,000 for 2015, 2014, and 2013.  During 2015, 22,000 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $69.98, $47.08 and $42.11 in 2015, 2014 and 2013, respectively. The total fair value of deferred stock units vested was $1.5 million in 2015, 2014, and 2013.  During 2015, 0.1 million of fully vested deferred stock units were released as a result of termination of service. At January 29, 2016, there were 0.4 million deferred stock units outstanding, all of which were vested.

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

RONCAA Awards
Performance share units issued based on the achievement of targeted RONCAA, which is considered a performance condition, are classified as equity awards and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $71.52, $47.05 and $36.48 in 2015, 2014 and 2013, respectively.  The total fair value of performance share units vested in 2015 was approximately $25 million. No performance share units vested in 2014 or 2013.

Transactions related to performance share units classified as equity awards for the year ended January 29, 2016 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 30, 2015	957	$37.00
Granted	257	71.52
Vested	(327)	26.66
Canceled or forfeited	(95)	49.77
Nonvested at January 29, 2016	792	$50.93

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of January 29, 2016, the maximum number of nonvested units that could vest under the provisions of the agreements was 1.2 million for the RONCAA awards.

Brand Differentiation Awards
Performance share units issued based on targeted Company improvement in brand differentiation, which is not considered a market, performance, or service related condition, are classified as liability awards and are measured at fair value at each reporting date.  The awards are valued at the market price of a share of the Company’s common stock at the end of each reporting period less the present value of dividends expected to be issued during the remaining requisite service period. No performance share units classified as liability awards were granted in 2015 or 2014. The weighted-average grant-date fair value per unit of performance share units classified as liability awards granted in 2013 was $36.48.  No performance share units vested in 2015, 2014, or 2013.  The total liability for performance share units classified as liability awards at January 29, 2016 was $13 million.

Transactions related to performance share units classified as liability awards for the year ended January 29, 2016 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 30, 2015	300	$31.20
Canceled or forfeited	(173)	27.36
Nonvested at January 29, 2016	127	$36.47

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of January 29, 2016, the maximum number of nonvested units that could vest under the provisions of the agreements was 0.2 million units for the brand differentiation awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $66.24, $50.48 and $41.53 in 2015, 2014 and 2013, respectively. The total fair value of restricted stock units vesting was approximately $3.5 million, $1.6 million, and $3.4 million in 2015, 2014 and 2013, respectively.

Transactions related to restricted stock units for the year ended January 29, 2016 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 30, 2015	285	$43.00
Granted	104	66.24
Vested	(49)	28.05
Canceled or forfeited	(26)	48.87
Nonvested at January 29, 2016	314	$52.52

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. During 2015, the Company issued 1.3 million shares of common stock and recognized $14 million of share-based payment expense pursuant to the plan.

NOTE 9: Employee Retirement Plans

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

The Company recognized expense associated with employee retirement plans of $155 million, $154 million and $160 million in 2015, 2014 and 2013, respectively.

NOTE 10: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6	3.3	2.9
Valuation allowance - impairment	4.2	—	—
Other, net	(0.4)	(1.4)	(0.1)
Effective tax rate	42.4%	36.9%	37.8%

The components of the income tax provision are as follows:

(In millions)	2015	2014	2013
Current:
Federal	$1,688	$1,475	$1,342
State	248	221	203
Total current	1,936	1,696	1,545
Deferred:
Federal	(59)	(112)	(133)
State	(4)	(6)	(25)
Total deferred	(63)	(118)	(158)
Total income tax provision	$1,873	$1,578	$1,387

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	January 29, 2016	January 30, 2015
Deferred tax assets:
Self-insurance	$369	$378
Share-based payment expense	83	81
Deferred rent	91	88
Impairment of equity method investment	270	—
Foreign currency translation	107	62
Net operating losses	159	152
Other, net	156	131
Total deferred tax assets	1,235	892
Valuation allowance	(447)	(170)
Net deferred tax assets	788	722

Deferred tax liabilities:
Property	(507)	(534)
Other, net	(40)	(55)
Total deferred tax liabilities	(547)	(589)

Net deferred tax asset	$241	$133

As of January 29, 2016, the Company reported a deferred tax asset of $270 million related to its intention to exit from the Company’s joint venture investment in Australia. The Company established a full valuation allowance against the deferred tax asset related to these losses generated from impairments and equity method losses. These losses are collectively considered capital losses, having a five year carryforward period, and can only be used to offset capital gain income. No present or future capital gains have been identified through which this deferred tax asset can be realized.

The Company operates as a branch in various foreign jurisdictions and cumulatively has incurred net operating losses of $580 million and $557 million as of January 29, 2016, and January 30, 2015, respectively.  These net operating losses are subject to expiration in 2017 through 2035.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of the foreign net deferred tax assets, the Company recorded cumulative valuation allowances of $177 million and $170 million as of January 29, 2016, and January 30, 2015, respectively.

The Company has not provided for deferred income taxes on accumulated but undistributed earnings of the Company’s foreign operations of approximately $153 million and $112 million as of January 29, 2016, and January 30, 2015, respectively, due to its intention to permanently reinvest these earnings outside the U.S. It is not practicable to determine the income tax liability that would be payable on these earnings. The Company will provide for deferred or current income taxes on such earnings in the period it determines requisite to remit those earnings.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In millions)	2015	2014	2013
Unrecognized tax benefits, beginning of year	$7	$62	$63
Additions for tax positions of prior years	—	2	—
Reductions for tax positions of prior years	(2)	(57)	—
Settlements	(2)	—	(1)
Unrecognized tax benefits, end of year	$3	$7	$62

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $2 million and $4 million as of January 29, 2016, and January 30, 2015, respectively.

The Company recognized $1 million of interest income related to uncertain tax positions during 2015 and 2014. The Company recognized $6 million of interest expense related to uncertain tax positions during 2013. As of January 29, 2016 and January 30, 2015, the Company had accrued interest related to uncertain tax positions of $1 million and $2 million, respectively. Penalties recognized related to uncertain tax positions were insignificant for 2015, 2014, and 2013. Accrued penalties were also insignificant as of January 29, 2016 and January 30, 2015.

The Company is subject to examination by various foreign and domestic taxing authorities. During 2015, the Company’s 2012 Federal tax return was audited by the Internal Revenue Service. This limited scope audit resulted in an assessment of $14 million. It is reasonably possible that the Company will resolve $3 million in state related audit items within the next 12 months. There are ongoing U.S. state audits covering tax years 2008 to 2014. An audit of the Company’s Canadian operations by the Canada Revenue Agency for fiscal years 2009 and 2010 was closed during the year with no assessment being rendered. The Company remains subject to income tax examinations for international income taxes for fiscal years 2007 through 2014. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2015, 2014 and 2013:

(In millions, except per share data)	2015	2014	2013
Basic earnings per common share:
Net earnings	$2,546	$2,698	$2,286
Less: Net earnings allocable to participating securities	(12)	(16)	(16)
Net earnings allocable to common shares, basic	$2,534	$2,682	$2,270
Weighted-average common shares outstanding	927	988	1,059
Basic earnings per common share	$2.73	$2.71	$2.14
Diluted earnings per common share:
Net earnings	$2,546	$2,698	$2,286
Less: Net earnings allocable to participating securities	(12)	(16)	(16)
Net earnings allocable to common shares, diluted	$2,534	$2,682	$2,270
Weighted-average common shares outstanding	927	988	1,059
Dilutive effect of non-participating share-based awards	2	2	2
Weighted-average common shares, as adjusted	929	990	1,061
Diluted earnings per common share	$2.73	$2.71	$2.14

Stock options to purchase 0.3 million, 0.6 million and 1.9 million shares of common stock for 2015, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

The future minimum rental payments required under operating leases and capitalized lease obligations having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In millions) Fiscal Year	Operating Leases	Capitalized Lease Obligations	Total
2016	$494	$76	$570
2017	489	65	554
2018	470	62	532
2019	440	60	500
2020	415	58	473
Later years	3,086	670	3,756
Total minimum lease payments	$5,394	$991	$6,385
Less amount representing interest		(465)
Present value of minimum lease payments		526
Less current maturities		(34)
Present value of minimum lease payments, less current maturities		$492

Rental expenses under operating leases were $473 million, $445 million and $421 million in 2015, 2014 and 2013, respectively, and were recognized within SG&A expense.  Excluded from these amounts are rental expenses associated with closed locations which were recognized as exit costs in the period of closure.

NOTE 13: Commitments and Contingencies

The Company is, from time to time, party to various legal proceedings considered to be in the normal course of business, none of which, individually or in the aggregate, are expected to be material to the Company’s financial statements.  In evaluating liabilities associated with its various legal proceedings, the Company has accrued for probable liabilities associated with these matters. The amounts accrued were not material to the Company’s consolidated financial statements in any of the years presented. Reasonably possible losses for any of the individual legal proceedings which have not been accrued were not material to the Company’s consolidated financial statements.

As of January 29, 2016, the Company had non-cancelable commitments of $1,046 million related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2016, $718 million; 2017, $115 million; 2018, $58 million; 2019, $54 million; 2020, $57 million; thereafter, $44 million.

At January 29, 2016, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $67 million. The majority of the Company’s letters of credit were issued for insurance contracts.

NOTE 14: Related Parties

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $153 million in 2015, $151 million in 2014, and $145 million in 2013. Amounts payable to this vendor were insignificant at January 29, 2016 and January 30, 2015.

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides certain services to the Company related to health and welfare benefit plans. The Company made payments to this vendor in the amount of $58 million in 2015, $56 million in 2014, and $15 million in 2013. Amounts payable to this vendor were insignificant at January 29, 2016 and January 30, 2015.

A brother-in-law of the Company's former Chief Customer Officer was a senior officer and shareholder of a vendor that provides millwork and other building products to the Company. This was no longer considered a related party relationship in 2015. The Company purchased products from this vendor in the amount of $80 million in 2014 and $70 million in 2013. Amounts payable to this vendor were $11 million at January 30, 2015.

NOTE 15: Other Information

Net interest expense is comprised of the following:

(In millions)	2015	2014	2013
Long-term debt	$505	$470	$431
Capitalized lease obligations	42	42	40
Interest income	(4)	(6)	(4)
Interest capitalized	(3)	(2)	(4)
Interest on tax uncertainties	(1)	(1)	6
Other	13	13	7
Interest - net	$552	$516	$476

Supplemental disclosures of cash flow information:

(In millions)	2015	2014	2013
Cash paid for interest, net of amount capitalized	$535	$504	$454
Cash paid for income taxes, net	$2,055	$1,534	$1,505
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$102	$44	$15
Cash dividends declared but not paid	$255	$222	$186

Sales by product category:

	2015		2014 [1]		2013 [1]
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Lumber & Building Materials	$7,110	12%	$6,877	12%	$6,591	12%
Tools & Hardware	6,505	11	6,193	11	5,803	11
Appliances	6,477	11	5,710	10	5,276	10
Fashion Fixtures	5,812	10	5,600	10	5,278	10
Rough Plumbing & Electrical	5,218	9	4,996	9	4,751	9
Lawn & Garden	4,756	8	4,622	8	4,419	8
Seasonal Living	3,953	7	3,735	7	3,620	7
Paint	3,716	6	3,619	6	3,472	6
Flooring	3,338	6	3,218	6	3,061	6
Millwork	3,277	6	3,141	6	2,943	6
Kitchens	3,245	5	3,138	6	3,074	6
Outdoor Power Equipment	2,499	4	2,340	4	2,218	4
Home Fashions	2,470	4	2,414	4	2,350	4
Other	698	1	620	1	561	1
Totals	$59,074	100%	$56,223	100%	$53,417	100%

[1]	Certain prior period amounts have been reclassified to conform to current product category classifications.

NOTE 16: Subsequent Events

On February 2, 2016, the Company entered into a definitive agreement to acquire all of the issued and outstanding common shares of RONA inc. (RONA) for C$24 per share in cash and preferred shares for C$20 per share in cash, for a total transaction price of approximately C$3.2 billion.  RONA is one of Canada’s largest retailers and distributors of hardware, building materials, home renovation, and gardening products. The transaction has been unanimously approved by the Boards of Directors of Lowe’s and RONA and is supported by the management teams of both companies; however, the transaction is subject to both shareholder and regulatory approvals. The transaction is expected to close in fiscal year 2016.

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2015 and 2014:

	2015
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$14,129	$17,348	$14,360	$13,236
Gross margin	5,012	5,981	4,990	4,588
Net earnings	673	1,126	736	11	[1]
Basic earnings per common share	0.70	1.20	0.80	0.01
Diluted earnings per common share	$0.70	$1.20	$0.80	$0.01

	2014
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$13,403	$16,599	$13,681	$12,540
Gross margin	4,758	5,735	4,718	4,346
Net earnings	624	1,039	585	450
Basic earnings per common share	0.61	1.04	0.59	0.46
Diluted earnings per common share	$0.61	$1.04	$0.59	$0.46

[1]
During the fourth quarter, the Company decided to exit its Australian joint venture investment with Woolworths and recorded a $530 million impairment of its equity method investment due to the determination that there was a decrease in value that was other than temporary.

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 29, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

Information required by this item is furnished by incorporation by reference to all information under the captions “Shareholder Engagement - Proxy Access”, “Proposal 1: Election of Directors”, “Information About the Board of Directors and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Additional Information - Shareholder Proposals for the 2017 Annual Meeting” in the definitive Proxy Statement for the 2016 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended January 29, 2016 (the Proxy Statement).  The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers and Certain Significant Employees of the Registrant”.

We have adopted a written code of business conduct and ethics, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulations S-K of the Exchange Act, which we refer to as the Lowe’s Code of Business Conduct and Ethics (the Code). The Code applies to all employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Code is designed to ensure that the Company’s business is conducted in a legal and ethical manner.  The Code covers all areas of professional conduct, including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations, and accounting complaints.  The full text of the Code can be found on our website at www.Lowes.com, under the “About Lowe’s”, “Investors”, and “Governance - Code of Business Conduct and Ethics” captions.  You can also obtain a copy of the complete Code by contacting Investor Relations at 1-800-813-7613.

We will disclose information pertaining to amendments or waivers to provisions of the Code that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code enumerated in the SEC rules and regulations by posting this information on our website at www.Lowes.com.  The information on our website is not a part of this Annual Report on Form 10-K and is not incorporated by reference in this report or any of our other filings with the SEC.

Item 11 - Executive Compensation

Information required by this item is furnished by incorporation by reference to all information under the captions “Information About the Board of Directors and Committees of the Board – Compensation of Directors”, “Compensation Discussion and Analysis”, and “Compensation Committee Report” in the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is furnished by incorporation by reference to all information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information required by this item is furnished by incorporation by reference to all information under the captions “Information About the Board of Directors and Committees of the Board – Director Independence” and “Related Person Transactions” in the Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Information required by this item is furnished by incorporation by reference to all information under the caption “Audit Matters – Fees Paid to the Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 29, 2016:
Reserve for loss on obsolete inventory	$52	$—		$(6)	[1]	$46
Reserve for inventory shrinkage	162	345		(336)	[2]	171
Reserve for sales returns	65	1	[3]	—		66
Deferred tax valuation allowance	170	277	[4]	—		447
Self-insurance liabilities	905	1,357		(1,379)	[5]	883
Reserve for exit activities	53	34		(20)	[6]	67

January 30, 2015:
Reserve for loss on obsolete inventory	$68	$—		$(16)	[1]	$52
Reserve for inventory shrinkage	158	326		(322)	[2]	162
Reserve for sales returns	58	7	[3]	—		65
Deferred tax valuation allowance	164	6	[4]	—		170
Self-insurance liabilities	904	1,323		(1,322)	[5]	905
Reserve for exit activities	54	14		(15)	[6]	53

January 31, 2014:
Reserve for loss on obsolete inventory	$57	$11	[1]	$—		$68
Reserve for inventory shrinkage	142	325		(309)	[2]	158
Reserve for sales returns	59	—		(1)	[3]	58
Deferred tax valuation allowance	142	22	[4]	—		164
Self-insurance liabilities	899	1,164		(1,159)	[5]	904
Reserve for exit activities	75	11		(32)	[6]	54

[1]	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.

[2]	Represents the actual inventory shrinkage experienced at the time of physical inventories.

[3]	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of anticipated merchandise returns.

[4]	Represents an increase in the required reserve based on the Company’s evaluation of deferred tax assets.

[5]	Represents claim payments for self-insured claims.

[6]	Represents lease payments, net of sublease income.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement, dated as of February 2, 2016, among Lowe’s Companies, Inc., Lowe’s Companies Canada, ULC and RONA Inc.(1)‡

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated March 18, 2016.	8-K	001-07898	3.1	March 24, 2016

4.1	Indenture, dated as of April 15, 1992, between Lowe’s Companies, Inc. and The Bank of New York, as successor trustee.	S-3	033-47269	4.1	April 16, 1992

4.2	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.3	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.4	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.5	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.6	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York, as trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.7	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 5.40% Notes maturing in October 2016 and a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.8	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.9	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.10	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 2.125% Notes maturing in April 2016 and a form of Lowe’s Companies, Inc.’s 3.750% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.11	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.12	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.14	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

4.15	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.16	Credit Agreement, dated as of August 29, 2014, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer, Wells Fargo Bank, National Association, as syndication agent and an l/c issuer, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 2, 2014

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective July 1, 1994.*	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective January 31, 2009.*	10-K	001-07898	10.21	March 30, 2010

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.4	Lowe’s Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.5	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.6	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe’s Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.7	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of January 1, 2005.*	10-K	001-07898	10.25	March 29, 2011

10.8	Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of December 31, 2008.*	10-K	001-07898	10.22	March 31, 2009

10.9	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.10	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.11	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.12	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.13	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.14	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.15	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.16	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier I Senior Officers used for agreements entered into prior to June 1, 2012.*	10-Q	001-07898	10.1	September 3, 2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier I Senior Officers used for agreements entered into on or after June 1, 2012.*	10-Q	001-07898	10.2	September 4, 2012

10.18	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.2	September 3, 2008

10.19	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.20	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.21	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.22	Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.23	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors.*	8-K	001-07898	10.2	June 3, 2005

10.24	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement.*	10-Q	001-07898	10.1	September 1, 2005

10.25	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	May 31, 2011

10.26	Lowe’s Companies, Inc. 2011 Annual Incentive Plan, effective as of January 29, 2011.*	DEF 14A	001-07898	Appendix B	April 11, 2011

10.27	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of March 21, 2014.*	DEF 14A	001-07898	Appendix B	April 14, 2014

10.28	Form of Lowe’s Companies, Inc. 2006 Long Term Incentive Plan Non-Qualified Stock Option Agreement.*	10-K	001-07898	10.24	March 29, 2011

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Amendment No. 3 to the Lowe’s 401(k) Plan, effective as of January 1, 2015 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).*‡

99.2	Amendment No. 4 to the Lowe’s 401(k) Plan, effective as of January 1, 2016 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).*‡

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

(1)
Schedules have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Lowe’s Companies, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules upon request.

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 28, 2016	By: /s/ Robert A. Niblock
Date	Robert A. Niblock Chairman of the Board, President and Chief Executive Officer

March 28, 2016	By: /s/ Robert F. Hull, Jr.
Date	Robert F. Hull, Jr. Chief Financial Officer

March 28, 2016	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

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

/s/ Robert A. Niblock	Chairman of the Board, President, Chief Executive Officer and Director	March 28, 2016
Robert A. Niblock		Date

/s/ Raul Alvarez	Director	March 28, 2016
Raul Alvarez		Date

/s/ David W. Bernauer	Director	March 28, 2016
David W. Bernauer		Date

/s/ Angela F. Braly	Director	March 28, 2016
Angela F. Braly		Date

/s/ Sandra B. Cochran	Director	March 28, 2016
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	March 28, 2016
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Director	March 28, 2016
Richard W. Dreiling		Date

/s/ Robert L. Johnson	Director	March 28, 2016
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	March 28, 2016
Marshall O. Larsen		Date

/s/ Richard K. Lochridge	Director	March 28, 2016
Richard K. Lochridge		Date

/s/ James H. Morgan	Director	March 28, 2016
James H. Morgan		Date

/s/ Bertram L. Scott	Director	March 28, 2016
Bertram L. Scott		Date

/s/ Eric C. Wiseman	Director	March 28, 2016
Eric C. Wiseman		Date