Form 10-Q
period 2016-04-29
LOWES COMPANIES INC
filed 2016-05-31
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/27/2016
Common Stock, $0.50 par value	886,104,716

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		April 29, 2016	May 1, 2015	January 29, 2016
Assets
Current assets:
Cash and cash equivalents		$4,561	$1,434	$405
Short-term investments		174	95	307
Merchandise inventory - net		11,055	10,614	9,458
Other current assets		683	393	391
Total current assets		16,473	12,536	10,561
Property, less accumulated depreciation		19,463	19,892	19,577
Long-term investments		400	384	222
Deferred income taxes - net		154	160	241
Other assets		687	1,343	665
Total assets		$37,177	$34,315	$31,266

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings		$—	$—	$43
Current maturities of long-term debt		1,083	1,026	1,061
Accounts payable		8,821	8,023	5,633
Accrued compensation and employee benefits		615	555	820
Deferred revenue		1,233	1,153	1,078
Other current liabilities		2,369	2,213	1,857
Total current liabilities		14,121	12,970	10,492
Long-term debt, excluding current maturities		14,322	10,324	11,545
Deferred revenue - extended protection plans		726	727	729
Other liabilities		796	817	846
Total liabilities		29,965	24,838	23,612

Shareholders’ equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
April 29, 2016	894
May 1, 2015	947
January 29, 2016	910	447	473	455
Capital in excess of par value		—	—	—
Retained earnings		7,074	9,085	7,593
Accumulated other comprehensive loss		(309)	(81)	(394)
Total shareholders’ equity		7,212	9,477	7,654
Total liabilities and shareholders’ equity		$37,177	$34,315	$31,266

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	April 29, 2016		May 1, 2015
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$15,234	100.00	$14,129	100.00
Cost of sales	9,897	64.96	9,117	64.53
Gross margin	5,337	35.04	5,012	35.47
Expenses:
Selling, general and administrative	3,394	22.28	3,415	24.16
Depreciation	357	2.34	365	2.59
Interest - net	156	1.03	134	0.95
Total expenses	3,907	25.65	3,914	27.70
Pre-tax earnings	1,430	9.39	1,098	7.77
Income tax provision	546	3.59	425	3.01
Net earnings	$884	5.80	$673	4.76

Weighted average common shares outstanding - basic	897		950
Basic earnings per common share	$0.98		$0.70
Weighted average common shares outstanding - diluted	899		952
Diluted earnings per common share	$0.98		$0.70
Cash dividends per share	$0.28		$0.23

Retained Earnings
Balance at beginning of period	$7,593		$9,591
Net earnings	884		673
Cash dividends	(251)		(218)
Share repurchases	(1,152)		(961)
Balance at end of period	$7,074		$9,085

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	April 29, 2016		May 1, 2015
	Amount	% Sales	Amount	% Sales
Net earnings	$884	5.80	$673	4.76
Foreign currency translation adjustments - net of tax	83	0.55	22	0.16
Other comprehensive income	83	0.55	22	0.16
Comprehensive income	$967	6.35	$695	4.92

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	April 29, 2016	May 1, 2015
Cash flows from operating activities:
Net earnings	$884	$673
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	383	391
Deferred income taxes	52	(38)
Loss on property and other assets - net	11	7
Loss on equity method investments	3	17
Share-based payment expense	25	29
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,556)	(1,687)
Other operating assets	(186)	(48)
Accounts payable	3,169	2,893
Other operating liabilities	435	241
Net cash provided by operating activities	3,220	2,478

Cash flows from investing activities:
Purchases of investments	(310)	(65)
Proceeds from sale/maturity of investments	264	64
Capital expenditures	(208)	(232)
Contributions to equity method investments - net	—	(11)
Proceeds from sale of property and other long-term assets	11	3
Purchases of derivative instruments	(103)	—
Other - net	(3)	—
Net cash used in investing activities	(349)	(241)

Cash flows from financing activities:
Net decrease in short-term borrowings	(44)	—
Net proceeds from issuance of long-term debt	3,267	—
Repayment of long-term debt	(484)	(10)
Proceeds from issuance of common stock under share-based payment plans	20	21
Cash dividend payments	(255)	(222)
Repurchase of common stock	(1,253)	(1,109)
Other - net	33	50
Net cash provided by (used in) financing activities	1,284	(1,270)

Effect of exchange rate changes on cash	1	1

Net increase in cash and cash equivalents	4,156	968
Cash and cash equivalents, beginning of period	405	466
Cash and cash equivalents, end of period	$4,561	$1,434

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation - The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of April 29, 2016, and May 1, 2015, and the results of operations, comprehensive income and cash flows for the three months ended April 29, 2016, and May 1, 2015.

In the fourth quarter of fiscal year 2015, the Company elected to early adopt Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and applied the new guidance on a retrospective basis. The adoption of ASU 2015-17 resulted in a reclassification of $255 million of current deferred tax assets and $95 million of noncurrent deferred tax liabilities to noncurrent deferred tax assets in the Company’s consolidated balance sheet as of May 1, 2015. The adoption of ASU 2015-03 resulted in a reclassification of debt issuance costs of $10 million from noncurrent other assets to long-term debt, excluding current maturities in the Company’s consolidated balance sheet as of May 1, 2015.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of April 29, 2016, May 1, 2015, and January 29, 2016:

		Fair Value Measurements at
(In millions)	Measurement Level	April 29, 2016	May 1, 2015	January 29, 2016
Short-term investments:
Available-for-sale securities
Certificates of deposit	Level 1	$97	$16	$56
Municipal obligations	Level 2	34	20	38
Money market funds	Level 1	28	59	192
Municipal floating rate obligations	Level 2	15	—	21
Total short-term investments		$174	$95	$307
Other current assets:
Foreign exchange options [1]	Level 2	$263	$—	$—
Long-term investments:
Available-for-sale securities
Municipal floating rate obligations	Level 2	$392	$377	$212
Certificates of deposit	Level 1	4	5	5
Municipal obligations	Level 2	4	2	5
Total long-term investments		$400	$384	$222

[1]	See Note 11 to the consolidated financial statements included herein for additional information regarding derivative instruments.

There were no transfers between Levels 1, 2 or 3 during any of the periods presented.

When available, quoted prices were used to determine fair value. When quoted prices in active markets were available, investments were classified within Level 1 of the fair value hierarchy. When quoted prices in active markets were not available, fair values were determined using pricing models, and the inputs to those pricing models were based on observable market inputs. The inputs to the pricing models were typically benchmark yields, foreign currency exchange rates, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended April 29, 2016 and May 1, 2015, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	April 29, 2016		May 1, 2015		January 29, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount [1]	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,863	$16,532	$10,852	$12,231	$12,073	$13,292
Mortgage notes (Level 2)	7	8	16	17	7	8
Long-term debt (excluding capitalized lease obligations)	$14,870	$16,540	$10,868	$12,248	$12,080	$13,300

[1]
Carrying amounts as of May 1, 2015 have been retrospectively adjusted as a result of the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of fiscal 2015. The adoption of this accounting standard required reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $70 million at April 29, 2016, $74 million at May 1, 2015, and $234 million at January 29, 2016.

Restricted balances included in long-term investments were $303 million at April 29, 2016, $311 million at May 1, 2015, and $202 million at January 29, 2016.

Note 4: Property - Property is shown net of accumulated depreciation of $16.6 billion at April 29, 2016, $15.8 billion at May 1, 2015, and $16.3 billion at January 29, 2016.

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

	Three Months Ended
(In millions)	April 29, 2016	May 1, 2015
Deferred revenue - extended protection plans, beginning of period	$729	$730
Additions to deferred revenue	86	82
Deferred revenue recognized	(89)	(85)
Deferred revenue - extended protection plans, end of period	$726	$727

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $18 million at April 29, 2016, $27 million at May 1, 2015, and $20 million at January 29, 2016. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented. Expenses for claims are recognized when incurred and totaled $30 million and $29 million for the three months ended April 29, 2016 and May 1, 2015, respectively.

Note 6: Long-Term Debt - On April 20, 2016, the Company issued $3.30 billion of unsecured notes in four tranches: $250 million of floating rate notes maturing in April 2019 (the 2019 Floating Rate Notes); $350 million of 1.15% notes maturing in April 2019 (the 2019 Fixed Rate Notes); $1.35 billion of 2.50% notes maturing in April 2026 (the 2026 Fixed Rate Notes); and $1.35 billion of 3.70% notes maturing in April 2046 (the 2046 Fixed Rate Notes and, together with the 2019 Fixed Rate Notes and the 2026 Fixed Rate Notes, the Fixed Rate Notes). The 2019 Floating Rate Notes, the 2019 Fixed Rate Notes, the 2026 Fixed Rate Notes, and the 2046 Fixed Rate Notes were issued at discounts of approximately $1 million, $1 million, $12 million, and $19 million, respectively. The discounts associated with these issuances are included in long-term debt and are being amortized over the respective terms of the notes using the effective interest rate method. The 2019 Floating Rate Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.24% (0.87% as of April 29, 2016). Interest on the 2019 Floating Rate Notes is payable quarterly in arrears in April, July, October, and January of each year until maturity, beginning in July 2016. Interest on the Fixed Rate Notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2016.

The indenture governing the Fixed Rate Notes contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, to the date of redemption. We do not have the right to redeem the 2019 Floating Rate Notes prior to maturity. The indenture also contains a provision that allows the holders of the 2019 Floating Rate Notes and the Fixed Rate Notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the indenture) occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 7: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On March 20, 2015, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of April 29, 2016, the Company had $2.4 billion remaining in its share repurchase program.

In February 2016, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 6.2 million shares. Subsequent to the end of the first fiscal quarter, in May 2016, the Company finalized the transaction and received an additional 0.6 million shares.

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

The final number of shares received upon settlement of the ASR agreement was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. The initial repurchase of shares under the agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

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

During the three months ended April 29, 2016, the Company also repurchased shares of its common stock through the open market totaling 9.7 million shares for a cost of $700 million.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three months ended April 29, 2016, and May 1, 2015 were as follows:

	Three Months Ended
	April 29, 2016		May 1, 2015
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	15.9	$1,200	13.6	$1,000
Shares withheld from employees	0.7	52	0.8	62
Total share repurchases	16.6	$1,252	14.4	$1,062

[1]
Reductions of $1.2 billion and $961 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended April 29, 2016 and May 1, 2015, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended April 29, 2016, and May 1, 2015.

	Three Months Ended
(In millions, except per share data)	April 29, 2016	May 1, 2015
Basic earnings per common share:
Net earnings	$884	$673
Less: Net earnings allocable to participating securities	(4)	(3)
Net earnings allocable to common shares, basic	$880	$670
Weighted-average common shares outstanding	897	950
Basic earnings per common share	$0.98	$0.70
Diluted earnings per common share:
Net earnings	$884	$673
Less: Net earnings allocable to participating securities	(4)	(3)
Net earnings allocable to common shares, diluted	$880	$670
Weighted-average common shares outstanding	897	950
Dilutive effect of non-participating share-based awards	2	2
Weighted-average common shares, as adjusted	899	952
Diluted earnings per common share	$0.98	$0.70

Stock options to purchase 0.8 million shares of common stock were anti-dilutive for the three months ended April 29, 2016. No stock options were anti-dilutive for the three months ended May 1, 2015.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	April 29, 2016	May 1, 2015
Long-term debt	$134	$122
Capitalized lease obligations	11	11
Interest income	(2)	—
Interest capitalized	(1)	(1)
Interest on tax uncertainties	2	—
Other	12	2
Interest - net	$156	$134

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	April 29, 2016	May 1, 2015
Cash paid for interest, net of amount capitalized	$259	$233
Cash paid for income taxes - net	$52	$166
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$17	$4
Cash dividends declared but not paid	$251	$218

Note 10: Recent Accounting Pronouncements - In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.

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

Note 11: Derivative Instruments - During the quarter, the Company entered into a definitive agreement to acquire all of the issued and outstanding common shares of RONA inc. (RONA). To manage the foreign currency exchange rate risk on the consideration to be paid for the RONA acquisition, the Company entered into an option to purchase 3.2 billion Canadian dollars expiring November 1, 2016. The premium paid for this option of $103 million is shown within cash flows from investing activities in the consolidated statements of cash flows.

This foreign exchange option contract is classified within other current assets in the consolidated balance sheet, and is carried at its fair value of $263 million at April 29, 2016. It is not accounted for as a hedging instrument, and gains and losses resulting from changes in fair value are included in SG&A expense in the consolidated statements of current and retained earnings. For the three months ended April 29, 2016, the Company recorded a net unrealized gain of $160 million. See Note 2 to the consolidated financial statements included herein for additional information regarding fair value of derivative instruments.

In May 2016, subsequent to the end of the first quarter, the option contract was settled for $179 million, representing a decrease of $84 million from its fair value recorded at April 29, 2016.  This decrease in value will be reflected as a loss in the second quarter and will offset the $160 million unrealized gain recorded in the first quarter, resulting in a total realized gain of $76 million on the foreign exchange option contract in fiscal 2016.

Note 12: Subsequent Events - On May 20, 2016, the Company acquired all of the issued and outstanding common shares of RONA for C$24 per share in cash, for a total transaction price of approximately C$3.2 billion, net of cash received and inclusive of debt assumed.  RONA is one of Canada’s largest retailers and distributors of hardware, building materials, home renovation, and gardening products. The acquisition will enable the Company to accelerate its growth strategy by significantly expanding its presence in the Canadian home improvement market. Due to the limited time since the acquisition date, the Company has not yet completed the initial accounting for this business combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of April 29, 2016 and May 1, 2015, and the related consolidated statements of current and retained earnings, comprehensive income, and cash flows for the fiscal three-month periods ended April 29, 2016 and May 1, 2015. These consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 29, 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 28, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of January 29, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
May 31, 2016

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended April 29, 2016, and May 1, 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2015. This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the first quarter of 2016 increased 7.8% to $15.2 billion. Comparable sales for the first quarter of 2016 increased 7.3%, with comparable sales of 8.3% in February, 9.1% in March, and 4.9% in April. Net earnings for the first quarter increased 31.4% to $884 million, and diluted earnings per share increased 40.0% to $0.98 per share. Included in the first quarter results is an unrealized gain resulting from a foreign currency option contract entered into in advance of the Company’s pending RONA inc. (RONA) acquisition, which increased pre-tax earnings for the quarter by $160 million and diluted earnings per share by $0.11. Continuing to deliver on our commitment to return excess cash to shareholders, during the first quarter, we paid $255 million in dividends and repurchased a total of $1.2 billion of common stock through our share repurchase program.

During the first quarter, all 14 regions generated comparable sales increases as we continued to capitalize on strong execution, a favorable macro-economic backdrop, and consumers’ increasing desire to invest in their homes. We experienced strongest performance in areas of the country where weather was more favorable, specifically in the Northeast and Southeast. In addition, all 13 product categories generated positive comparable sales, with particular strength in Lumber & Building Materials, Millwork, Paint, Lawn & Garden, and Tools & Hardware.

During the quarter, we drove traffic to our stores through compelling offers and events utilizing our enhanced omni-channel capabilities. In addition to our successful Spring Black Friday events, we drove traffic through offers and events designed to take advantage of early spring project demand in order to capture the spring customer earlier in the season. Our emphasis on providing better omni-channel experiences enabled us to connect with customers and provide the advice and assistance they count on when completing their home improvement projects. We upgraded the Lowes.com shopping experience with enhanced product content and search functionality, improved visual tools and video content, as well as continued expansion of click-to-chat capabilities. In addition, we continued to expand our interior project specialist program, which allows specialists to meet with customers in their homes to design, plan, and complete their home improvement projects, to include all U.S. stores by the end of this year.

In addition, during the quarter, we benefited from continued strengthening of our Pro business. We continued to focus on further advancing our product and service offering to better serve this customer with the addition of several Pro-focused brands. We advanced our omni-channel resources for the Pro through enhanced features and functionality of LowesForPros.com and through the use of our Account Executive ProServices team who assist with ordering and replenishing products across multiple geographies and locations. In addition, we are leveraging Pro targeted marketing and events to show our appreciation for Pro customers.

In addition to our efforts to drive top-line growth, we continued to focus on driving productivity and profitability. Although gross margin contracted due to several factors, including strong performance in lower margin categories, participation in targeted promotions that exceeded our expectations, and markdowns associated with reset activity, we effectively managed payroll hours on top of strong comparable sales growth.

From an economic perspective, the home improvement industry’s outlook remains positive. Persisting gains in the job market, as well as disposable income growth that is expected to outpace growth in the economy, should contribute to increases in consumer spending. Housing turnover and construction activity have displayed healthy gains to start the year, while home price appreciation continues on an upward trend. As a result, the home improvement industry should continue to benefit even as the positive impacts of favorable weather experienced at the beginning of the year normalizes. This strength in the industry, along with our strategic framework and efforts to improve productivity and profitability, give us confidence in our Business Outlook for 2016.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	April 29, 2016	May 1, 2015	2016 vs. 2015	2016 vs. 2015
Net sales	100.00%	100.00%	N/A	7.8%
Gross margin	35.04	35.47	(43)	6.5
Expenses:
Selling, general and administrative	22.28	24.16	(188)	(0.6)
Depreciation	2.34	2.59	(25)	(2.3)
Interest - net	1.03	0.95	8	16.7
Total expenses	25.65	27.70	(205)	(0.2)
Pre-tax earnings	9.39	7.77	162	30.3
Income tax provision	3.59	3.01	58	28.5
Net earnings	5.80%	4.76%	104	31.4%
EBIT margin [1]	10.42%	8.72%	170	28.8%

[1]
EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes (EBIT) as a percentage of sales. EBIT is a non-GAAP financial measure. See below for additional information and reconciliation to the most comparable GAAP measure.

	Three Months Ended
Other Metrics	April 29, 2016	May 1, 2015
Comparable sales increase [1]	7.3%	5.2%
Total customer transactions (in millions)	224	212
Average ticket [2]	$68.08	$66.63
At end of period:
Number of stores	1,860	1,843
Sales floor square feet (in millions)	202	201
Average store size selling square feet (in thousands) [3]	109	109
Return on invested capital [4]	15.0%	14.3%

[1]
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

[2]	Average ticket is defined as net sales divided by the total number of customer transactions.

[3]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s home improvement store has approximately 112,000 square feet of retail selling space, while the average Orchard store has approximately 37,000 square feet of retail selling space.

[4]	Return on invested capital is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

Non-GAAP Financial Measures

EBIT
We believe EBIT margin, which is earnings before interest and taxes (EBIT) as a percentage of sales, is a meaningful measure for investors in assessing the Company’s core operating performance. EBIT is a non-GAAP financial measure and should not be considered in isolation or used as an alternative to GAAP financial measures of operating performance, including net income or gross profit.

The Company’s methods of determining EBIT may differ from the methods used by other companies for this or similar non-GAAP financial measures. Accordingly, this non-GAAP measure may not be comparable to the measures used by other companies.

The most comparable GAAP measure is net earnings. The following provides a reconciliation of EBIT to the most directly comparable GAAP financial measure:

	Three Months Ended
(In millions)	April 29, 2016	May 1, 2015
Net earnings	$884	$673
Interest - net	156	134
Income tax provision	546	425
EBIT	$1,586	$1,232

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the Periods Ended
Calculation of Return on Invested Capital	April 29, 2016	May 1, 2015
Numerator [1]
Net earnings	$2,758	$2,747
Plus:
Interest expense - net	575	526
Provision for income taxes	1,993	1,685
Earnings before interest and taxes	5,326	4,958
Less:
Income tax adjustment [2]	2,187	1,883
Net operating profit after tax	$3,139	$3,075
Effective tax rate	42.0%	38.0%
Denominator
Average debt and equity [3,4]	$20,951	$21,436
Return on invested capital [5]	15.0%	14.3%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,758	$2,747
Denominator
Average debt and equity [3,4]	$20,951	$21,436
Return on average debt and equity	13.2%	12.8%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.
2    Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

[4]
Average debt and equity for the period ended May 1, 2015 has been retrospectively adjusted as a result of the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of 2015. The adoption of this accounting standard required reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

[5]
ROIC for the period ended April 29, 2016 was negatively impacted by approximately 181 basis points due to the non-cash impairment charge on the Australian joint venture with Woolworths recognized in the fourth quarter of fiscal 2015, net of the unrealized gain on the foreign currency hedge recognized during the first quarter of 2016.

Net Sales – Net sales increased 7.8% to $15.2 billion in the first quarter of 2016. Comparable sales increased 7.3% over the same period, driven by a 5.1% increase in comparable customer transactions and a 2.2% increase in comparable average ticket.

During the first quarter of 2016, we experienced comparable sales increases in all 13 product categories, with comparable sales increases above the company average in Lumber & Building Materials, Millwork, Paint, Lawn & Garden, and Tools & Hardware. Lumber & Building Materials experienced a double-digit increase in comparable sales which was driven by an increase in outdoor construction projects as well as strong demand from the Pro customer. Millwork also benefited from strong outdoor project and Pro customer demand as exterior projects drove strong performance in windows and doors. Performance in

Paint was driven by strength in both interior and exterior projects. Targeted promotional offers and events designed to capitalize on early spring demand and capture the customer earlier in the season drove comparable sales in Lawn & Garden, with particular strength in garden hardlines, live goods, soil, and mulch. Tools & Hardware benefited from increased project activity as well as our continued improvement in both product assortment and brand relevance.

Gross Margin – For the first quarter of 2016, gross margin decreased 43 basis points as a percentage of sales. Gross margin was negatively impacted by targeted promotional activity, markdowns associated with reset activity, and mix of products sold.

SG&A – For the first quarter of 2016, SG&A expense leveraged 188 basis points as a percentage of sales compared to the first quarter of 2015. This was primarily driven by 105 basis points of leverage due to a non-cash gain on a foreign currency option contract entered into in anticipation of the potential acquisition of RONA, and 14 basis points of leverage in employee insurance costs due to favorable claims experience. In addition, we experienced 13 basis points of leverage in operating salaries as we continued to optimize our staffing model and 11 basis points of leverage in utilities as a result of warmer weather compared to the prior year period. Certain other fixed costs also leveraged as a result of sales growth. These were partially offset by 13 basis points of deleverage in incentive compensation due to higher expected attainment levels compared to the prior year period.

Depreciation – Depreciation expense leveraged 25 basis points for the first quarter of 2016 compared to the prior year period due to the increased sales and assets becoming fully depreciated. Property, less accumulated depreciation, decreased to $19.5 billion at April 29, 2016, compared to $19.9 billion at May 1, 2015. As of April 29, 2016 and May 1, 2015, we owned 86% of our stores, which included stores on leased land.

Interest – Net – Interest expense deleveraged 8 basis points for the first quarter of 2016 due to an increase in total debt compared to the prior year period.

Income Tax Provision – Our effective income tax rates were 38.2% and 38.7% for the first quarter of 2016 and 2015, respectively.

LOWE’S BUSINESS OUTLOOK

Fiscal year 2016 will consist of 53 weeks, whereas fiscal 2015 consisted of 52 weeks.

As of May 18, 2016, the date of our first quarter 2016 earnings release, our fiscal year 2016 guidance expected total sales to increase approximately 6%, including the 53rd week. The 53rd week is expected to increase total sales by approximately 1.5%. We expected comparable sales to increase approximately 4%. We expected to open approximately 45 home improvement and hardware stores during 2016. In addition, earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase 80 to 90 basis points1, and the effective income tax rate was expected to be approximately 38.1%. Diluted earnings per share of approximately $4.11 were expected for fiscal 2016. Our guidance assumed approximately $3.5 billion of share repurchases during the fiscal year.

This Business Outlook excludes the impact of the RONA acquisition which was pending as of the date of our first quarter 2016 earnings release.

[1]
Operating margin growth excludes the impact of the prior year non-cash impairment charge on our Australian joint venture, which negatively impacted operating margin by approximately 90 basis points in fiscal year 2015. In addition, the current year impact of the unrealized gain on the foreign currency option contract is excluded, which positively impacted operating margin by approximately 105 basis points in the first quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for the three months ended April 29, 2016 and May 1, 2015:

	Three Months Ended
(In millions)	April 29, 2016	May 1, 2015
Net cash provided by (used in):
Operating activities	3,220	2,478
Investing activities	(349)	(241)
Financing activities	1,284	(1,270)

The increase in net cash provided by operating activities for the three months ended April 29, 2016, versus the three months ended May 1, 2015, was primarily driven by improved working capital management and an increase in net earnings.

The increase in net cash used in investing activities for the three months ended April 29, 2016, versus the three months ended May 1, 2015, was driven primarily by a $103 million premium paid to purchase a derivative instrument in the current year to manage foreign currency exchange risk associated with the acquisition of RONA.

The net cash provided by financing activities for the three months ended April 29, 2016 was primarily driven by net proceeds from the issuance of $3.3 billion in senior notes during the quarter, partially offset by $1.3 billion of share repurchase activity and the repayment of $475 million of unsecured debt. The net cash used in financing activities for the three months ended May 1, 2015 was driven primarily by share repurchase activity of $1.1 billion.

Sources of Liquidity

Liquidity is provided primarily by our cash flows from operations, short-term borrowing facilities, and long-term debt.

We have a $1.75 billion unsecured revolving credit agreement (the 2014 Credit Facility) with a syndicate of banks that expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. We were in compliance with those covenants at April 29, 2016. There were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the commercial paper program at April 29, 2016.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 31, 2016, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	A-	A3
Senior Debt Outlook	Stable	Stable

We believe that net cash provided by operating and financing activities will be adequate not only for our operating requirements, but also for investments in our existing stores and distribution facilities, investments in information technology, expansion plans, acquisitions, if any, and to return cash to shareholders through both dividends and share repurchases over the next 12 months. There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price. In addition, we do not believe it will be necessary to repatriate significant cash and cash equivalents and short-term investments held in foreign affiliates to fund domestic operations. Unrepatriated cash was not significant for any of the periods presented.

Cash Requirements

On May 20, 2016, the Company acquired all of the issued and outstanding common shares of RONA for C$24 per share in cash, for a total transaction price of approximately C$3.2 billion, net of cash received and inclusive of debt assumed. The transaction was financed through the debt capital markets.

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

Debt and capital
Unsecured debt of $550 million and $500 million is scheduled to mature in October 2016 and April 2017, respectively. See Note 6 to the consolidated financial statements included herein for additional information regarding long-term debt, including fiscal year 2016 financing activities.

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of April 29, 2016, we had $2.4 billion remaining available under our share repurchase program with no expiration date. Our fiscal year 2016 guidance described under Lowe’s Business Outlook above assumed approximately $3.5 billion in share repurchases for the fiscal year. Our share repurchase assumption is not expected to be affected by the RONA acquisition. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends declared during the first fiscal quarter totaled $251 million. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2016, we issued $3.3 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes our contractual obligations relating to long-term debt, excluding capitalized lease obligations, at April 29, 2016. Interest payments included in the table below are calculated based on the rates in effect at April 29, 2016. The unsecured notes are further described in Note 6 to the consolidated financial statements included herein.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$15,015	$1,053	$1,101	$1,476	$11,385
Long-term debt (interest payments)	9,853	592	1,115	1,060	7,086
Total	$24,868	$1,645	$2,216	$2,536	$18,471

As of April 29, 2016, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2015. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements including words such as “believe,” “expect,” “anticipate,” “plan,” “desire,” “project,” “estimate,” “intend,” “will,” “should,” “could,” “would,” “may,” “strategy,” “potential,” “opportunity,” and similar expressions are forward looking statements. Forward looking statements involve estimates, expectations, projections goals, forecasts, assumptions, risk and uncertainties. Forward looking statements include, but are not limited to, statements about future financial and operating results, the Company’s plans, objectives, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives, including the acquisition of RONA and the expected impact of the acquisition of RONA on the Company’s strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing, and other statements that are not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements, including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as a demographic shift from single family to multi-family housing, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade, and protect our critical information systems from data security breaches and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience additional impairment losses if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities that are accounted for under the equity method. With respect to the acquisition of RONA, potential risks include the effect of the transaction on Lowe’s and RONA’s strategic relationships, operating results and businesses generally; our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations; significant transaction costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (“Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.

The forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this Form 10-Q or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf about any of the matters covered in this Form 10-Q are qualified by these cautionary statements and the “Risk Factors” included in our Annual Report on Form 10-K and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.  Except as may be required by applicable law, we expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates, interest rates, and commodity prices.

Historically, our exposure to foreign currency exchange rate fluctuations on the translation of our international operations into U.S. dollars has not been material to our financial condition and results of operations. We will be further exposed to this risk as we increase operations in Canada following the acquisition of RONA.  To manage the foreign currency exchange rate risk on the consideration to be paid for the RONA acquisition, the Company entered into a foreign currency exchange option during the first quarter of fiscal 2016 to purchase 3.2 billion Canadian dollars at a strike price of 1.3933. The fair value recorded on the consolidated balance sheet as of April 29, 2016 is $263 million. Gains of $160 million resulting from changes in fair value are included in the consolidated statement of earnings. In May 2016, subsequent to the end of the first quarter, the option contract was settled for $179 million, representing a decrease of $84 million from its fair value recorded at April 29, 2016.  This decrease in value will be reflected as a loss in the second quarter and will offset the $160 million unrealized gain recorded in the first quarter, resulting in a total realized gain of $76 million on the foreign exchange option contract in fiscal 2016.

The Company’s interest rate and commodity price risk has not changed materially from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 29, 2016, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended April 29, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of fiscal 2016:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 30, 2016 - February 26, 2016 [3]	9.5	$68.18	9.5	$2,855
February 27, 2016 - April 1, 2016	4.0	72.35	3.3	2,610
April 2, 2016 - April 29, 2016	3.1	76.15	3.1	2,377
As of April 29, 2016	16.6	$70.70	15.9	$2,377

[1]
During the first quarter of fiscal 2016, the Company repurchased an aggregate of 16.6 million shares of its common stock. The total number of shares repurchased includes 0.7 million shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On March 20, 2015, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of April 29, 2016, the Company had $2.4 billion remaining available under the program. In fiscal 2016, the Company expects to repurchase shares totaling $3.5 billion through purchases made from time to time either in the open market, including through pre-set trading plans, or through private off market transactions in accordance with SEC regulations.

[3]
In February 2016, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 6.2 million shares. In May 2016, the Company finalized the transaction and received an additional 0.6 million shares. The average price paid per share reflected in the table above was derived using the fair market value of the shares on the date the initial 6.2 million shares were delivered. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 5. - Other Information

Submission of Matters to a Vote of Security Holders - The Company held its annual meeting of shareholders on May 27, 2016. For more information on the proposals, see the Company’s Proxy Statement. Set forth below are the final voting results for each of the proposals included in the proxy statement on which a vote was taken at the annual meeting.

(1) Election of Directors

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Raul Alvarez	584,288,341	110,140,184	112,896,623
Angela F. Braly	689,449,268	4,979,257	112,896,623
Sandra B. Cochran	664,997,803	29,430,722	112,896,623
Laurie Z. Douglas	687,486,658	6,941,867	112,896,623
Richard W. Dreiling	689,764,394	4,664,131	112,896,623
Robert L. Johnson	608,101,619	86,326,906	112,896,623
Marshall O. Larsen	684,577,249	9,851,276	112,896,623
James H. Morgan	689,428,627	4,999,898	112,896,623
Robert A. Niblock	670,274,330	24,154,195	112,896,623
Bertram L. Scott	688,351,198	6,077,327	112,896,623
Eric C. Wiseman	659,142,209	35,286,316	112,896,623

(2) Approval of the Lowe’s Companies, Inc. 2016 Annual Incentive Plan

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
676,468,047	15,897,286	2,063,192	112,896,623

(3) Advisory approval of Lowe’s named executive officer compensation in fiscal 2015

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
667,538,338	23,822,887	3,067,300	112,896,623

(4) Ratification of the appointment of Deloitte & Touche LLP as Lowe’s independent registered public accounting firm for fiscal 2016

VOTES FOR	VOTES AGAINST	ABSTENTIONS
796,590,739	9,859,116	875,293

(5) Proposal requesting Lowe’s Board of Directors issue an annual sustainability report

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
49,331,327	608,056,272	37,040,926	112,896,623

(6) Proposal requesting Lowe’s Board of Directors adopt, and present for shareholder approval, a proxy access bylaw

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
209,358,517	477,468,866	7,601,142	112,896,623

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

2.1	Arrangement Agreement, dated as of February 2, 2016, among Lowe’s Companies, Inc., Lowe’s Companies Canada, ULC and RONA inc.(1)	10-K	001-07898	2.1	March 29, 2016

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 27, 2016.	8-K	001-07898	3.1	May 31, 2016

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

(1)
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Lowe’s Companies, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules upon request.

‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

May 31, 2016	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer