Form 10-Q
period 2016-07-29
LOWES COMPANIES INC
filed 2016-09-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/26/2016
Common Stock, $0.50 par value	874,659,454

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		July 29, 2016	July 31, 2015	January 29, 2016
Assets
Current assets:
Cash and cash equivalents		$1,988	$901	$405
Short-term investments		168	188	307
Merchandise inventory - net		10,604	9,704	9,458
Other current assets		591	322	391
Total current assets		13,351	11,115	10,561
Property, less accumulated depreciation		20,274	19,751	19,577
Long-term investments		604	412	222
Deferred income taxes - net		250	254	241
Goodwill		1,074	154	154
Other assets		918	1,050	511
Total assets		$36,471	$32,736	$31,266

Liabilities and equity
Current liabilities:
Short-term borrowings		$—	$—	$43
Current maturities of long-term debt		1,193	1,014	1,061
Accounts payable		7,696	7,123	5,633
Accrued compensation and employee benefits		750	667	820
Deferred revenue		1,285	1,146	1,078
Other current liabilities		2,259	2,191	1,857
Total current liabilities		13,183	12,141	10,492
Long-term debt, excluding current maturities		14,618	10,336	11,545
Deferred revenue - extended protection plans		744	739	729
Other liabilities		904	833	846
Total liabilities		29,449	24,049	23,612

Equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
July 29, 2016	881
July 31, 2015	928
January 29, 2016	910	440	464	455
Capital in excess of par value		—	—	—
Retained earnings		6,839	8,533	7,593
Accumulated other comprehensive loss		(366)	(310)	(394)
Total Lowe’s Companies, Inc. shareholders’ equity		6,913	8,687	7,654
Noncontrolling interest		109	—	—
Total equity		7,022	8,687	7,654
Total liabilities and equity		$36,471	$32,736	$31,266

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	July 29, 2016		July 31, 2015		July 29, 2016		July 31, 2015
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$18,260	100.00	$17,348	100.00	$33,494	100.00	$31,478	100.00
Cost of sales	11,972	65.56	11,367	65.53	21,868	65.29	20,486	65.08
Gross margin	6,288	34.44	5,981	34.47	11,626	34.71	10,992	34.92
Expenses:
Selling, general and administrative	3,871	21.20	3,634	20.94	7,265	21.69	7,047	22.39
Depreciation	366	2.00	375	2.16	723	2.16	741	2.35
Interest - net	166	0.91	133	0.77	323	0.96	267	0.85
Total expenses	4,403	24.11	4,142	23.87	8,311	24.81	8,055	25.59
Pre-tax earnings	1,885	10.33	1,839	10.60	3,315	9.90	2,937	9.33
Income tax provision	718	3.94	713	4.11	1,264	3.78	1,138	3.62
Net earnings	$1,167	6.39	$1,126	6.49	$2,051	6.12	$1,799	5.71

Weighted average common shares outstanding - basic	883		931		890		940
Basic earnings per common share	$1.32		$1.20		$2.29		$1.90
Weighted average common shares outstanding - diluted	885		933		892		942
Diluted earnings per common share	$1.31		$1.20		$2.29		$1.90
Cash dividends per share	$0.35		$0.28		$0.63		$0.51

Retained Earnings
Balance at beginning of period	$7,074		$9,085		$7,593		$9,591
Net earnings	1,167		1,126		2,051		1,799
Cash dividends	(309)		(260)		(560)		(478)
Share repurchases	(1,093)		(1,418)		(2,245)		(2,379)
Balance at end of period	$6,839		$8,533		$6,839		$8,533

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	July 29, 2016		July 31, 2015		July 29, 2016		July 31, 2015
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,167	6.39	$1,126	6.49	$2,051	6.12	$1,799	5.71
Foreign currency translation adjustments - net of tax	(56)	(0.30)	(229)	(1.32)	27	0.09	(207)	(0.66)
Other comprehensive income/(loss)	(56)	(0.30)	(229)	(1.32)	27	0.09	(207)	(0.66)
Comprehensive income	$1,111	6.09	$897	5.17	$2,078	6.21	$1,592	5.05

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 29, 2016	July 31, 2015
Cash flows from operating activities:
Net earnings	$2,051	$1,799
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	778	791
Deferred income taxes	(25)	(102)
(Gain)/Loss on property and other assets - net	(51)	17
Loss on equity method investments	5	31
Share-based payment expense	49	57
Changes in operating assets and liabilities:
Merchandise inventory - net	(310)	(804)
Other operating assets	84	27
Accounts payable	1,723	2,005
Other operating liabilities	324	343
Net cash provided by operating activities	4,628	4,164

Cash flows from investing activities:
Purchases of investments	(675)	(488)
Proceeds from sale/maturity of investments	431	366
Capital expenditures	(490)	(570)
Contributions to equity method investments - net	—	(39)
Proceeds from sale of property and other long-term assets	17	20
Purchases of derivative instruments	(103)	—
Proceeds from settlement of derivative instruments	179	—
Acquisition of business - net	(2,284)	—
Other - net	(9)	(25)
Net cash used in investing activities	(2,934)	(736)

Cash flows from financing activities:
Net change in short-term borrowings	(44)	—
Net proceeds from issuance of long-term debt	3,267	—
Repayment of long-term debt	(495)	(31)
Proceeds from issuance of common stock under share-based payment plans	82	62
Cash dividend payments	(506)	(440)
Repurchase of common stock	(2,454)	(2,629)
Other - net	40	50
Net cash used in financing activities	(110)	(2,988)

Effect of exchange rate changes on cash	(1)	(5)

Net increase in cash and cash equivalents	1,583	435
Cash and cash equivalents, beginning of period	405	466
Cash and cash equivalents, end of period	$1,988	$901

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of July 29, 2016 and July 31, 2015, the results of operations and comprehensive income for the three and six months ended July 29, 2016 and July 31, 2015, and cash flows for the six months ended July 29, 2016 and July 31, 2015.

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

Reclassifications

In the fourth quarter of fiscal year 2015, the Company elected to early adopt Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and applied the new guidance on a retrospective basis. The adoption of ASU 2015-17 resulted in a reclassification of $254 million of current deferred tax assets to noncurrent deferred tax assets in the Company’s consolidated balance sheet as of July 31, 2015. The adoption of ASU 2015-03 resulted in a reclassification of debt issuance costs of $9 million from noncurrent other assets to long-term debt, excluding current maturities in the Company’s consolidated balance sheet as of July 31, 2015. Additionally, prior period amounts representing goodwill have been reclassified and separately noted in the Company’s consolidated balance sheets to conform to current presentation.

Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The ASU requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under this ASU, entities will no longer be able to recognize unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance for classifying and measuring investments in debt securities and loans is not impacted. ASU 2016-01 eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for only certain portions of the ASU. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the transition methods and the impact of this guidance, along with related amendments and interpretations, on its consolidated financial statements.

Note 2: Acquisitions - On May 20, 2016, the Company acquired all of the issued and outstanding common shares of RONA inc. (RONA) for C$24 per share in cash. In addition, as part of the transaction, borrowings under RONA’s revolving credit facility were settled in full at the closing of the acquisition, and the facility was eliminated. Total cash consideration to acquire the equity and settle the debt was C$3.1 billion ($2.4 billion). RONA is one of Canada’s largest retailers and distributors of hardware, building materials, home renovation, and gardening products. The acquisition is expected to enable the Company to accelerate its growth strategy by significantly expanding its presence in the Canadian home improvement market. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of this acquisition was preliminarily allocated as follows:

(In millions)	May 20, 2016
Purchase price:
Cash paid	$2,367

Allocation:
Cash acquired	83
Accounts receivable	260
Merchandise inventory	817
Property	923
Amortizable intangible assets:
Trademarks	203
Dealer relationships	106
Other assets	142
Goodwill	922
Current liabilities assumed	(615)
Long-term liabilities assumed	(365)
Noncontrolling interest	(109)
Total net assets acquired	$2,367

The intangible assets acquired include trademarks of $203 million with a weighted average useful life of 15 years and dealer relationships of $106 million with a weighted average useful life of 20 years, which are included in other assets in the accompanying consolidated balance sheets. The goodwill of $922 million is primarily attributable to the synergies expected to arise after the acquisition. Due to the timing of the acquisition, the allocation of goodwill to reporting units has not yet been determined. Both the intangible assets and goodwill are not expected to be deductible for tax purposes.

As of the acquisition date, 6.9 million preferred shares of RONA remained outstanding. The total fair value of the shares and Lowe’s corresponding noncontrolling interest was $109 million, which was determined based on the closing market price of RONA’s preferred shares on the acquisition date. The preferred shares consist of approximately 4.7 million Cumulative and Fixed 5-Year Rate Reset Series 6 Class A shares (Series 6 Shares) and approximately 2.2 million Cumulative and Variable 5-Year Rate Reset Series 7 Class A shares (Series 7 Shares). The Series 6 Shares are entitled to receive fixed cumulative preferential cash dividends when declared by the RONA Board of Directors, payable quarterly, based on an annually set dividend rate. The current rate for the Series 6 Shares is 3.324%. The Series 7 Shares are entitled to a floating rate of interest equal to the sum of the T-Bill Rate on the applicable floating rate calculation date, plus 2.65% (calculated on the basis of the actual number of days elapsed in such quarterly floating rate period divided by 365). The current rate for the Series 7 Shares is 3.200%. The payment of dividends for the preferred shares is expected to total approximately C$3.4 million in fiscal 2016. The preferred shares also include a liquidation preference for a voluntary or involuntary liquidation equal to the par or stated value of the shares (C$25 per share) plus accrued and unpaid dividends.

In addition, the transaction included the assumption by Lowe’s of unsecured debentures held by RONA. As of the acquisition date, the debentures were approximately C$118 million ($91 million) and are payable in October 2016.

Pro forma and historical financial information has not been provided as the acquisition was not material to the consolidated financial statements. In addition, net earnings attributable to noncontrolling interest was not significant for any of the reporting periods presented.

Note 3: Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of July 29, 2016, July 31, 2015, and January 29, 2016:

		Fair Value Measurements at
(In millions)	Measurement Level	July 29, 2016	July 31, 2015	January 29, 2016
Short-term investments:
Available-for-sale securities
Certificates of deposit	Level 1	$95	$116	$56
Municipal obligations	Level 2	42	12	38
Money market funds	Level 1	25	57	192
Municipal floating rate obligations	Level 2	6	3	21
Total short-term investments		$168	$188	$307
Long-term investments:
Available-for-sale securities
Municipal floating rate obligations	Level 2	$598	$402	$212
Municipal obligations	Level 2	4	5	5
Certificates of deposit	Level 1	2	5	5
Total long-term investments		$604	$412	$222

There were no transfers between Levels 1, 2 or 3 during any of the periods presented.

When available, quoted prices were used to determine fair value. When quoted prices in active markets were available, investments were classified within Level 1 of the fair value hierarchy. When quoted prices in active markets were not available, fair values were determined using pricing models, and the inputs to those pricing models were based on observable market inputs. The inputs to the pricing models were typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads, and benchmark securities, among others.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended July 29, 2016 and July 31, 2015, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	July 29, 2016		July 31, 2015		January 29, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount [1]	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,956	$17,284	$10,854	$12,017	$12,073	$13,292
Mortgage notes (Level 2)	10	11	7	8	7	8
Long-term debt (excluding capitalized lease obligations)	$14,966	$17,295	$10,861	$12,025	$12,080	$13,300

[1]
Carrying amounts as of July 31, 2015 have been retrospectively adjusted as a result of the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of fiscal 2015. The adoption of this accounting standard required reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

Note 4: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $60 million at July 29, 2016, $67 million at July 31, 2015, and $234 million at January 29, 2016.

Restricted balances included in long-term investments were $332 million at July 29, 2016, $294 million at July 31, 2015, and $202 million at January 29, 2016.

Note 5: Property - Property is shown net of accumulated depreciation of $16.8 billion at July 29, 2016, $15.9 billion at July 31, 2015, and $16.3 billion at January 29, 2016.

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

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Deferred revenue - extended protection plans, beginning of period	$726	$727	$729	$730
Additions to deferred revenue	106	100	192	182
Deferred revenue recognized	(88)	(88)	(177)	(173)
Deferred revenue - extended protection plans, end of period	$744	$739	$744	$739

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $18 million at July 29, 2016, $24 million at July 31, 2015, and $20 million at January 29, 2016. The Company’s extended protection plan deferred costs are included in other assets in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities in the accompanying consolidated balance sheets and was not material in any of the periods presented. Expenses for claims are recognized when incurred and totaled $38 million and $68 million for the three and six months ended July 29, 2016, respectively, and $30 million and $59 million for the three and six months ended July 31, 2015, respectively.

Note 7: Long-Term Debt - On April 20, 2016, the Company issued $3.30 billion of unsecured notes in four tranches: $250 million of floating rate notes maturing in April 2019 (the 2019 Floating Rate Notes); $350 million of 1.15% notes maturing in April 2019 (the 2019 Fixed Rate Notes); $1.35 billion of 2.50% notes maturing in April 2026 (the 2026 Fixed Rate Notes); and $1.35 billion of 3.70% notes maturing in April 2046 (the 2046 Fixed Rate Notes). The 2019 Fixed Rate Notes, the 2026 Fixed Rate Notes, the 2046 Fixed Rate Notes (collectively the Fixed Rate Notes), and the 2019 Floating Rate Notes were issued at discounts of approximately $1 million, $12 million, $19 million, and $1 million, respectively. The discounts associated with these issuances are included in long-term debt and are being amortized over the respective terms of the notes using the effective interest rate method. The 2019 Floating Rate Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.24% (0.92% as of July 29, 2016). Interest on the 2019 Floating Rate Notes is payable quarterly in arrears in April, July, October, and January of each year until maturity, beginning in July 2016. Interest on the Fixed Rate Notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2016.

The indenture governing the notes contains a provision that allows the Company to redeem the Fixed Rate Notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, to the date of redemption. We do not have the right to redeem the 2019 Floating Rate Notes prior to maturity. The indenture also contains a provision that allows the holders of the 2019 Floating Rate Notes and the Fixed Rate Notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the indenture) occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 8: Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On March 20, 2015, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of July 29, 2016, the Company had $1.2 billion remaining available under the share repurchase program.

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

In May 2016, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 5.3 million shares. Subsequent to the end of the second fiscal quarter, in August 2016, the Company finalized the transaction and received an additional 1.0 million shares.

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

The final number of shares received upon settlement of each ASR agreement was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. The initial repurchase of shares under these agreements resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.

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

During the three and six months ended July 29, 2016, the Company also repurchased shares of its common stock through the open market totaling 8.9 million and 18.6 million shares, respectively, for a cost of $700 million and $1.4 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and six months ended July 29, 2016 and July 31, 2015 were as follows:

	Three Months Ended
	July 29, 2016		July 31, 2015
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	14.8	$1,200	19.4	$1,500
Shares withheld from employees	—	1	—	—
Total share repurchases	14.8	$1,201	19.4	$1,500

[1]
Reductions of $1.1 billion and $1.4 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended July 29, 2016 and July 31, 2015, respectively.

	Six Months Ended
	July 29, 2016		July 31, 2015
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	30.7	$2,399	33.0	$2,500
Shares withheld from employees	0.7	53	0.8	63
Total share repurchases	31.4	$2,452	33.8	$2,563

[2]
Reductions of $2.2 billion and $2.4 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended July 29, 2016 and July 31, 2015, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended July 29, 2016 and July 31, 2015.

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Basic earnings per common share:
Net earnings	$1,167	$1,126	$2,051	$1,799
Less: Net earnings allocable to participating securities	(5)	(5)	(8)	(9)
Net earnings allocable to common shares, basic	$1,162	$1,121	$2,043	$1,790
Weighted-average common shares outstanding	883	931	890	940
Basic earnings per common share	$1.32	$1.20	$2.29	$1.90
Diluted earnings per common share:
Net earnings	$1,167	$1,126	$2,051	$1,799
Less: Net earnings allocable to participating securities	(5)	(5)	(8)	(9)
Net earnings allocable to common shares, diluted	$1,162	$1,121	$2,043	$1,790
Weighted-average common shares outstanding	883	931	890	940
Dilutive effect of non-participating share-based awards	2	2	2	2
Weighted-average common shares, as adjusted	885	933	892	942
Diluted earnings per common share	$1.31	$1.20	$2.29	$1.90

Stock options to purchase 0.7 million and 0.8 million shares of common stock were anti-dilutive for the three and six months ended July 29, 2016, respectively. No stock options were anti-dilutive for the three and six months ended July 31, 2015.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Long-term debt	$152	$122	$286	$245
Capitalized lease obligations	15	11	27	21
Interest income	(4)	(2)	(6)	(2)
Interest capitalized	(1)	—	(2)	(1)
Interest on tax uncertainties	—	—	2	—
Other	4	2	16	4
Interest - net	$166	$133	$323	$267

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 29, 2016	July 31, 2015
Cash paid for interest, net of amount capitalized	$298	$266
Cash paid for income taxes - net	$1,028	$1,068
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$47	$51
Cash dividends declared but not paid	$309	$260

Note 11: Derivative Instruments - In February 2016, the Company entered into an option to purchase 3.2 billion Canadian dollars in order to manage the foreign currency exchange rate risk on the consideration to be paid for the RONA acquisition. This option contract was not accounted for as a hedging instrument, and gains and losses resulting from changes in fair value and settlement were included in SG&A expense in the accompanying consolidated statements of current and retained earnings. The cash flows related to this option were included within investing activities in the accompanying consolidated statements of cash flows.

The premium paid for the foreign currency exchange option contract was $103 million, and during the second quarter, the option contract was settled for $179 million. For the three months ended July 29, 2016, the Company recorded a loss of $84 million representing a decrease from the fair value recorded at April 29, 2016.  For the six months ended July 29, 2016, the Company recorded a total realized gain of $76 million on the foreign currency exchange option contract.

The Company’s other derivative instruments, and related activity, were not material in any of the periods presented.

Note 12: Subsequent Events - In the fourth quarter of fiscal year 2015, the Company announced its decision to exit the Australian joint venture with Woolworths Limited (Woolworths) and recorded a $530 million impairment of our investment due to a determination that there was a decrease in value that was other than temporary. The Company owns a one-third share in the joint venture, Hydrox Holdings Pty Ltd. (Hydrox), which operates Masters Home Improvement stores and Home Timber and Hardware Group’s retail stores and wholesale distribution in Australia. As a result of this decision to exit, Woolworths is required to purchase the Company’s one-third share at an agreed upon fair value as of January 18, 2016. The process for the two parties agreeing on fair value is prescribed in a joint venture agreement (the Agreement). As of July 29, 2016, the Company and Woolworths have not reached agreement on this fair value. As of July 29, 2016, the Company’s equity investment in Hydrox had a total carrying value of $393 million in the consolidated balance sheet.

On August 23, 2016, subsequent to quarter-end and without the Company’s approval, Woolworths claimed a unilateral termination of the Agreement and executed other agreements to initiate the wind down of Hydrox.  In response to the actions taken by Woolworths, the Company has filed a motion requesting that the Federal Court of Australia appoint an administrator to oversee the equitable and orderly wind down of Hydrox.

The ultimate wind down of Hydrox has been initiated during the Company’s third quarter and is expected to be completed prior to the end of fiscal 2016. As part of this, the Company will be required to reflect the impacts of the wind down activities on the carrying amount of its investment, which will result in the recognition of non-cash losses during the Company’s third quarter as additional clarity is received regarding amounts expected to be realized during the wind down of Hydrox. These non-cash losses will not exceed the current carrying value of the investment as of July 29, 2016.

The Company will treat its claims for additional value under the Agreement, above and beyond any amounts expected to be received through the wind down process, as a contingent asset and will recognize these amounts as they are realized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 29, 2016 and July 31, 2015, and the related consolidated statements of current and retained earnings, and comprehensive income for the fiscal three-month and six-month periods ended July 29, 2016 and July 31, 2015, and of cash flows for the fiscal six-month periods ended July 29, 2016 and July 31, 2015. These consolidated interim financial statements are the responsibility of the Company’s management.

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
September 2, 2016

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and six months ended July 29, 2016 and July 31, 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2015. This discussion and analysis is presented in seven sections:

•	Executive Overview

•	Operations

•	Lowe’s Business Outlook

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the second quarter of 2016 increased 5.3% to $18.3 billion. The increase in total sales was driven primarily by the addition of RONA inc. (RONA), an increase in comparable sales, and new stores. The addition of RONA represented 2.7% of the sales growth. Comparable sales for the second quarter of 2016 increased 2.0%. Net earnings for the second quarter of 2016 increased 3.7% to $1.2 billion, and diluted earnings per share increased 9.2% to $1.31 per share. Included in the second quarter results is the settlement of a foreign currency option contract entered into in anticipation of the RONA acquisition which decreased pre-tax earnings for the quarter by $84 million and diluted earnings per share by $0.06. Continuing to deliver on our commitment to return excess cash to shareholders, during the second quarter of 2016, we paid $251 million in dividends and repurchased a total of $1.2 billion of common stock through our share repurchase program.

During the second quarter of 2016, 10 of 14 regions generated comparable sales increases as we continued to capitalize on a favorable macroeconomic backdrop and consumers’ increasing desire to invest in their homes. We experienced strongest performance in areas of the country where weather was more favorable, specifically in the South and West. This strength was offset by weakness in the North where below average temperatures in May along with record heat in July combined to shorten the spring selling season and negatively impacted demand for outdoor projects. In addition, 10 of 13 product categories generated positive comparable sales, with particular strength in Seasonal Living, Lumber & Building Materials, Kitchens, Tools & Hardware, and Fashion Fixtures.

We continued to focus on providing better omni-channel experiences that enable us to connect with customers and provide the advice and assistance they count on when completing their home improvement projects. During the quarter, we re-launched the Lowes.com site with enhanced product content and search functionality, optimized display for mobile devices, as well as expansion of click-to-chat capabilities. We also continued to expand our interior project specialist program, which allows specialists to meet with customers in their homes to design, plan, and complete their home improvement projects. This program will be expanded to include all U.S. stores by the end of this year.

In early 2016, we announced a definitive agreement to acquire RONA, a major Canadian retailer and distributor of hardware, building materials, and home renovation products. This transaction, which was subject to RONA common shareholder and regulatory approvals, closed on May 20, 2016. This acquisition of RONA is expected to accelerate our growth strategy by significantly expanding our presence in the Canadian market. Combining our global scale and resources with RONA’s local expertise should enable us to enhance our competitiveness and profitability in Canada and position us to capitalize on the long-term potential of the market.

From an economic perspective, the home improvement industry’s outlook remains positive. Persisting gains in the job market, as well as disposable income growth that is expected to outpace growth in the economy, should contribute to increases in consumer spending. Housing turnover and construction activity have displayed healthy gains in the first half of the year, while home price appreciation continues on an upward trend.

OPERATIONS

The following tables set forth the percentage relationship to net sales of each line item of the consolidated statements of current and retained earnings (unaudited), as well as the percentage change in dollar amounts from the prior period. These tables should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 29, 2016	July 31, 2015	2016 vs. 2015	2016 vs. 2015
Net sales	100.00%	100.00%	N/A	5.3%
Gross margin	34.44	34.47	(3)	5.1%
Expenses:
Selling, general and administrative	21.20	20.94	26	6.5%
Depreciation	2.00	2.16	(16)	(2.4)%
Interest - net	0.91	0.77	14	25.0%
Total expenses	24.11	23.87	24	6.3%
Pre-tax earnings	10.33	10.60	(27)	2.5%
Income tax provision	3.94	4.11	(17)	0.7%
Net earnings	6.39%	6.49%	(10)	3.7%
EBIT margin [1]	11.24%	11.37%	(13)	4.0%

[1]
EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes (EBIT) as a percentage of sales. EBIT is a non-GAAP financial measure. See below for additional information and reconciliation to the most comparable GAAP measure.

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 29, 2016	July 31, 2015	2016 vs. 2015	2016 vs. 2015
Net sales	100.00%	100.00%	N/A	6.4%
Gross margin	34.71	34.92	(21)	5.8%
Expenses:
Selling, general and administrative	21.69	22.39	(70)	3.1%
Depreciation	2.16	2.35	(19)	(2.3)%
Interest - net	0.96	0.85	11	20.9%
Total expenses	24.81	25.59	(78)	3.2%
Pre-tax earnings	9.90	9.33	57	12.9%
Income tax provision	3.78	3.62	16	11.1%
Net earnings	6.12%	5.71%	41	14.0%
EBIT margin [1]	10.86%	10.18%	68	13.6%

[1]
EBIT margin, also referred to as operating margin, is defined as earnings before interest and taxes (EBIT) as a percentage of sales. EBIT is a non-GAAP financial measure. See below for additional information and reconciliation to the most comparable GAAP measure.

	Three Months Ended		Six Months Ended
Other Metrics	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Comparable sales increase [1]	2.0%	4.3%	4.4%	4.7%
Total customer transactions (in millions)	265	256	489	468
Average ticket [2]	$68.91	$67.23	$68.53	$66.97
At end of period:
Number of stores [3]	2,108	1,846
Sales floor square feet (in millions)	212	201
Average store size selling square feet (in thousands) [4]	101	109
Return on invested capital [5]	15.0%	15.0%

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

[2]	Average ticket is defined as net sales divided by the total number of customer transactions.

[3]	The number of stores as of July 29, 2016 includes 242 stores from the acquisition of RONA on May 20, 2016.

[4]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s home improvement store has approximately 112,000 square feet of retail selling space.

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

The most comparable GAAP measure is net earnings. The following provides a reconciliation of EBIT to the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net earnings	$1,167	$1,126	$2,051	$1,799
Interest - net	166	133	323	267
Income tax provision	718	713	1,264	1,138
EBIT	$2,051	$1,972	$3,638	$3,204

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the Periods Ended
Calculation of Return on Invested Capital	July 29, 2016	July 31, 2015
Numerator [1]
Net earnings	$2,799	$2,834
Plus:
Interest expense - net	608	533
Provision for income taxes	1,998	1,743
Earnings before interest and taxes	5,405	5,110
Less:
Income tax adjustment [2]	2,203	1,944
Net operating profit after tax	$3,202	$3,166
Effective tax rate	41.7%	38.1%
Denominator
Average debt and equity [3,4]	$21,352	$21,123
Return on invested capital [5]	15.0%	15.0%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,799	$2,834
Denominator
Average debt and equity [3,4]	$21,352	$21,123
Return on average debt and equity	13.1%	13.4%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.
2    Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

[4]
Average debt and equity for the period ended July 31, 2015 has been retrospectively adjusted as a result of the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of 2015. The adoption of this accounting standard required reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

[5]
ROIC for the period ended July 29, 2016 was negatively impacted by approximately 194 basis points due to the non-cash impairment charge on the Australian joint venture with Woolworths recognized in the fourth quarter of fiscal 2015, net of the foreign currency hedge gain recognized during 2016.

Net Sales – Net sales in the second quarter of 2016 increased 5.3% to $18.3 billion. The increase in total sales was driven primarily by the addition of RONA, an increase in comparable sales, and new stores. The addition of RONA represented 2.7% of the sales growth. Comparable sales increased 2.0% over the same period, driven by a 1.7% increase in comparable average ticket and a 0.3% increase in comparable customer transactions.

During the second quarter of 2016, we experienced comparable sales increases in 10 of 13 product categories, with comparable sales increases above the company average in Seasonal Living, Lumber & Building Materials, Kitchens, Tools & Hardware, and Fashion Fixtures. Appliances and Flooring categories performed at the company average, while we experienced low-digit negative to flat comparable sales in Outdoor Power Equipment, Millwork, and Paint. Seasonal Living benefited from strong sales in patio furniture, outdoor fashion accessories, and air conditioners. Performance in Lumber & Building Materials was driven primarily by strong demand from the Pro customer. In addition, we drove comparable sales in Kitchens and Fashion Fixtures through a combination of targeted promotions, improved product displays, and our investment in interior project specialists. Tools & Hardware benefited from increased project activity as well as our continued improvement in both product assortment and brand relevance. Unfavorable weather conditions in the North, which drove a reduction in demand for outdoor projects, negatively impacted comparable sales within Outdoor Power Equipment during the quarter.

Net sales increased 6.4% to $33.5 billion for the first six months of 2016 compared to 2015. The increase in total sales was driven primarily by an increase in comparable sales, and the addition of RONA which represented 1.5% of the sales growth. Comparable sales increased 4.4% over the same period, primarily driven by a 2.4% increase in comparable customer transactions and a 2.0% increase in comparable average ticket.

Gross Margin – For the second quarter of 2016, gross margin decreased three basis points as a percentage of sales. Gross margin was negatively impacted 20 basis points by the RONA acquisition due to mix and the inclusion of purchase price adjustments related to RONA’s opening balance sheet primarily associated with inventory. This was primarily offset by cost reductions associated with value improvement.

Gross margin as a percentage of sales decreased 21 basis points in the first six months of 2016 compared to 2015 due to the inclusion of purchase price adjustments related to RONA’s opening balance sheet primarily associated with inventory, mix of products sold, markdowns associated with reset activity, and targeted promotional activity, partially offset by cost reductions associated with value improvement.

SG&A – For the second quarter of 2016, SG&A expense deleveraged 26 basis points as a percentage of sales compared to the second quarter of 2015. This was primarily driven by 45 basis points of deleverage due to changes in fair value of the foreign currency option contract entered into in anticipation of the RONA acquisition. We also experienced 30 basis points of deleverage in operating salaries primarily due to increases in both hourly rate and hours. These were partially offset by 24 basis points of leverage in incentive compensation due to lower expected attainment levels compared to the prior year. In addition, we experienced 16 basis points of leverage in employee insurance costs due primarily to favorable claims experience.

SG&A expense as a percentage of sales leveraged 70 basis points in the first six months of 2016 compared to 2015. This was driven primarily by 23 basis points of leverage attributable to the settlement of the foreign currency option contract entered into in anticipation of the RONA acquisition, employee insurance costs of 15 basis points, utilities of seven basis points, and incentive compensation of seven basis points, partially offset by 11 basis points of deleverage in operating salaries. Certain other fixed costs also leveraged as a result of sales growth.

Depreciation – Depreciation expense leveraged 16 basis points for the second quarter of 2016 compared to the prior year due to increased sales. Property, less accumulated depreciation, increased to $20.3 billion at July 29, 2016, compared to $19.8 billion at July 31, 2015. As of July 29, 2016 and July 31, 2015, we owned 79% and 86% of our stores, respectively, which included stores on leased land.

Depreciation expense leveraged 19 basis points in the first six months of 2016 compared to 2015 due to increased sales as well as assets becoming fully depreciated.

Interest – Net – Interest expense for the second quarter and first six months of 2016 increased compared to the prior year due primarily to an increase in total debt compared to the prior year.

Income Tax Provision – Our effective income tax rates were 38.1% for the three and six months ended July 29, 2016 and 38.8% for the three and six months ended July 31, 2015.

LOWE’S BUSINESS OUTLOOK

Fiscal year 2016 will consist of 53 weeks, whereas fiscal 2015 consisted of 52 weeks.

The Company updated its Fiscal Year 2016 Business Outlook to reflect the impact of the acquisition of RONA, which was completed in May 2016. There were no other changes to the Business Outlook presented below.

As of August 17, 2016, the date of our second quarter 2016 earnings release, our fiscal year 2016 guidance expected total sales to increase approximately 10%, including the 53rd week. The 53rd week was expected to increase total sales by approximately 1.5%. Comparable sales were expected to increase approximately 4%. We expected to open approximately 45 home improvement and hardware stores during fiscal 2016. In addition, earnings before interest and taxes as a percentage of sales (operating margin) was expected to increase approximately 50 basis points1, and the effective income tax rate was expected to be approximately 38.1%. Diluted earnings per share of approximately $4.06 were expected for fiscal 2016. Our guidance assumed approximately $3.5 billion of share repurchases during the fiscal year.

[1]
Operating margin growth excludes the impact of the prior year non-cash impairment charge on our Australian joint venture, which negatively impacted operating margin by approximately 90 basis points in fiscal year 2015. In addition, the current year impact of the net gain on the foreign currency option contract is excluded, which positively impacted operating margin by approximately 23 basis points.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for the six months ended July 29, 2016 and July 31, 2015:

	Six Months Ended
(In millions)	July 29, 2016	July 31, 2015
Net cash provided by (used in):
Operating activities	4,628	4,164
Investing activities	(2,934)	(736)
Financing activities	(110)	(2,988)

The increase in net cash provided by operating activities for the six months ended July 29, 2016, versus the six months ended July 31, 2015, was primarily driven by an increase in net earnings and improved working capital management.

The increase in net cash used in investing activities for the six months ended July 29, 2016, versus the six months ended July 31, 2015, was driven primarily by the acquisition of RONA.

The decrease in net cash used in financing activities for the six months ended July 29, 2016 was primarily driven by net proceeds from the issuance of $3.3 billion in senior notes during the current year, partially offset by the repayment of $475 million of senior notes.

Sources of Liquidity

Liquidity is provided primarily by our cash flows from operations, short-term borrowing facilities, and long-term debt.

We have a $1.75 billion unsecured revolving credit agreement (the 2014 Credit Facility) with a syndicate of banks that expires in August 2019. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2014 Credit Facility, we may increase the aggregate availability by an additional $500 million. The 2014 Credit Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility. The 2014 Credit Facility contains certain restrictive covenants, which include maintenance of an adjusted debt leverage ratio as defined by the credit agreement. We were in compliance with those covenants at July 29, 2016. There were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the commercial paper program at July 29, 2016.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of September 2, 2016, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures

Our fiscal 2016 capital forecast is approximately $1.5 billion. Our expansion plans are expected to account for approximately 40% of planned net cash outflow. Investments in our existing stores, including investments in remerchandising, store equipment, and technology, are expected to account for approximately 35% of net cash outflow. Approximately 20% of planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure.  Other planned capital expenditures, accounting for approximately 5% of planned net cash outflow, are for investments in our existing distribution network.

Debt and capital

Unsecured debt of $641 million and $500 million is scheduled to mature in October 2016 and April 2017, respectively. See Note 7 to the consolidated financial statements included herein for additional information regarding long-term debt, including fiscal year 2016 financing activities.

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of July 29, 2016, we had $1.2 billion remaining available under our share repurchase program with no expiration date. Our fiscal year 2016 guidance described under Lowe’s Business Outlook above assumed approximately $3.5 billion in share repurchases for the fiscal year. Our share repurchase assumption is not expected to be affected by the RONA acquisition. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends declared during the second fiscal quarter totaled $309 million. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2016, we issued $3.3 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes our contractual obligations relating to long-term debt, excluding capitalized lease obligations, at

July 29, 2016. The table also includes $91 million of unsecured debentures assumed in connection with our acquisition of RONA on May 20, 2016. Interest payments included in the table below are calculated based on the rates in effect at July 29, 2016. The unsecured notes are further described in Note 7 to the consolidated financial statements included herein.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$15,106	$1,144	$1,101	$1,476	$11,385
Long-term debt (interest payments)	9,829	592	1,115	1,059	7,063
Total	$24,935	$1,736	$2,216	$2,535	$18,448

In addition, as a result of our acquisition of RONA, we assumed operating and capitalized leases with total future payment obligations of $802 million as of July 29, 2016. The acquisition is further described in Note 2 to the consolidated financial statements included herein.

As of July 29, 2016, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal 2015. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. Our significant and critical accounting policies have not changed significantly since the filing of the Annual Report.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe,” “expect,” “anticipate,” “plan,” “desire,” “project,” “estimate,” “intend,” “will,” “should,” “could,” “would,” “may,” “strategy,” “potential,” “opportunity,” and similar expressions are forward-looking statements. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Forward-looking statements include, but are not limited to, statements about future financial and operating results, the Company’s plans, objectives, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives, including the acquisition of RONA and the expected impact of the transaction on the Company’s strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing, and other statements that are not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements, including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as a demographic shift from single family to multi-family housing, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade, and protect our critical information systems from data security breaches and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience additional impairment losses if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities that are accounted for under the equity method. With respect to the acquisition of RONA, potential risks include the effect of the transaction on the Company’s and RONA’s strategic relationships, operating results and businesses generally; our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing the scope, geographic diversity and complexity of our operations; significant transaction costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in the Annual Report and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the Securities and Exchange Commission (the SEC).

The forward-looking statements contained in this Form 10-Q are based upon data available as of the date of this Form 10-Q or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf about any of the matters covered in this Form 10-Q are qualified by these cautionary statements and the “Risk Factors” included in the Annual Report and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.  Except as may be required by applicable law, we expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates, interest rates, and commodity prices.

Historically, our exposure to foreign currency exchange rate fluctuations on the translation of our international operations into U.S. dollars has not been material to our financial condition and results of operations. We will be further exposed to this risk as we increase operations in Canada following the acquisition of RONA.  To manage the foreign currency exchange rate risk on the consideration to be paid for the RONA acquisition, the Company entered into a foreign currency exchange option during the first quarter of fiscal 2016 to purchase 3.2 billion Canadian dollars at a strike price of 1.3933. In the second quarter of fiscal 2016, the option contract was settled. The net gain of $76 million was included in the accompanying consolidated statements of current and retained earnings.

The Company’s interest rate and commodity price risk has not changed materially from that disclosed in the Annual Report.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 29, 2016, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 29, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of fiscal 2016:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 30, 2016 - May 27, 2016 [3,4]	8.7	$78.53	8.7	$1,666
May 28, 2016 - July 1, 2016	3.4	78.45	3.4	1,398
July 2, 2016 - July 29, 2016	2.7	81.36	2.7	1,177
As of July 29, 2016	14.8	$79.03	14.8	$1,177

[1]
During the second quarter of fiscal 2016, the Company repurchased an aggregate of 14.8 million shares of its common stock. The total number of shares repurchased includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On March 20, 2015, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of July 29, 2016, the Company had $1.2 billion remaining available under the program. In fiscal 2016, the Company expects to repurchase shares totaling $3.5 billion through purchases made from time to time either in the open market, including through pre-set trading plans, or through private off market transactions in accordance with SEC regulations.

[3]
In February 2016, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 6.2 million shares. In May 2016, the Company finalized the transaction and received an additional 0.6 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

[4]
In May 2016, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 5.3 million shares. In August 2016, the Company finalized the transaction and received an additional 1.0 million shares. The average price paid per share reflected in the table above was derived using the fair market value of the shares on the date the initial 5.3 million shares were delivered. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

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

LOWE’S COMPANIES, INC.
(Registrant)

September 2, 2016	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer