Form 10-Q
period 2016-10-28
LOWES COMPANIES INC
filed 2016-11-29
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/25/2016
Common Stock, $0.50 par value	869,847,152

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		October 28, 2016	October 30, 2015	January 29, 2016
Assets
Current assets:
Cash and cash equivalents		$960	$1,227	$405
Short-term investments		123	158	307
Merchandise inventory - net		10,990	10,434	9,458
Other current assets		655	321	391
Total current assets		12,728	12,140	10,561
Property, less accumulated depreciation		20,037	19,655	19,577
Long-term investments		436	382	222
Deferred income taxes - net		331	295	241
Goodwill		1,034	154	154
Other assets		804	1,018	511
Total assets		$35,370	$33,644	$31,266

Liabilities and equity
Current liabilities:
Short-term borrowings		$—	$—	$43
Current maturities of long-term debt		800	1,058	1,061
Accounts payable		7,836	7,338	5,633
Accrued compensation and employee benefits		704	685	820
Deferred revenue		1,258	1,084	1,078
Other current liabilities		2,035	1,997	1,857
Total current liabilities		12,633	12,162	10,492
Long-term debt, excluding current maturities		14,395	11,530	11,545
Deferred revenue - extended protection plans		745	731	729
Other liabilities		889	843	846
Total liabilities		28,662	25,266	23,612

Equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
October 28, 2016	873
October 30, 2015	917
January 29, 2016	910	437	459	455
Capital in excess of par value		—	—	—
Retained earnings		6,376	8,298	7,593
Accumulated other comprehensive loss		(214)	(379)	(394)
Total Lowe’s Companies, Inc. shareholders’ equity		6,599	8,378	7,654
Noncontrolling interest		109	—	—
Total equity		6,708	8,378	7,654
Total liabilities and equity		$35,370	$33,644	$31,266

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	October 28, 2016		October 30, 2015		October 28, 2016		October 30, 2015
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$15,739	100.00	$14,360	100.00	$49,233	100.00	$45,838	100.00
Cost of sales	10,332	65.65	9,370	65.25	32,201	65.41	29,856	65.13
Gross margin	5,407	34.35	4,990	34.75	17,032	34.59	15,982	34.87
Expenses:
Selling, general and administrative	4,090	25.98	3,287	22.89	11,354	23.05	10,334	22.55
Depreciation	378	2.40	375	2.61	1,101	2.24	1,115	2.43
Interest - net	163	1.04	141	0.98	486	0.99	409	0.89
Total expenses	4,631	29.42	3,803	26.48	12,941	26.28	11,858	25.87
Pre-tax earnings	776	4.93	1,187	8.27	4,091	8.31	4,124	9.00
Income tax provision	397	2.52	451	3.14	1,661	3.37	1,589	3.47
Net earnings	$379	2.41	$736	5.13	$2,430	4.94	$2,535	5.53

Weighted average common shares outstanding - basic	873		918		884		933
Basic earnings per common share	$0.43		$0.80		$2.74		$2.70
Weighted average common shares outstanding - diluted	874		921		886		935
Diluted earnings per common share	$0.43		$0.80		$2.73		$2.70
Cash dividends per share	$0.35		$0.28		$0.98		$0.79

Retained Earnings
Balance at beginning of period	$6,839		$8,533		$7,593		$9,591
Net earnings attributable to Lowe’s Companies, Inc.	378		736		2,428		2,535
Cash dividends	(306)		(257)		(865)		(736)
Share repurchases	(535)		(714)		(2,780)		(3,092)
Balance at end of period	$6,376		$8,298		$6,376		$8,298

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	October 28, 2016		October 30, 2015		October 28, 2016		October 30, 2015
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$379	2.41	$736	5.13	$2,430	4.94	$2,535	5.53
Foreign currency translation adjustments - net of tax	152	0.97	(69)	(0.48)	179	0.36	(275)	(0.60)
Other comprehensive income/(loss)	152	0.97	(69)	(0.48)	179	0.36	(275)	(0.60)
Comprehensive income	$531	3.38	$667	4.65	$2,609	5.30	$2,260	4.93

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 28, 2016	October 30, 2015
Cash flows from operating activities:
Net earnings	$2,430	$2,535
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,190	1,192
Deferred income taxes	(72)	(140)
Loss on property and other assets - net	130	19
Loss on cost method and equity method investments	300	46
Share-based payment expense	71	84
Changes in operating assets and liabilities:
Merchandise inventory - net	(718)	(1,536)
Other operating assets	32	38
Accounts payable	1,859	2,218
Other operating liabilities	47	90
Net cash provided by operating activities	5,269	4,546

Cash flows from investing activities:
Purchases of investments	(1,018)	(650)
Proceeds from sale/maturity of investments	987	588
Capital expenditures	(820)	(844)
Contributions to equity method investments - net	—	(106)
Proceeds from sale of property and other long-term assets	28	51
Purchases of derivative instruments	(103)	—
Proceeds from settlement of derivative instruments	179	—
Acquisition of business - net	(2,284)	—
Other - net	(21)	(25)
Net cash used in investing activities	(3,052)	(986)

Cash flows from financing activities:
Net change in short-term borrowings	(44)	—
Net proceeds from issuance of long-term debt	3,267	1,718
Repayment of long-term debt	(1,146)	(541)
Proceeds from issuance of common stock under share-based payment plans	88	69
Cash dividend payments	(815)	(700)
Repurchase of common stock	(3,054)	(3,382)
Other - net	48	46
Net cash used in financing activities	(1,656)	(2,790)

Effect of exchange rate changes on cash	(6)	(9)

Net increase in cash and cash equivalents	555	761
Cash and cash equivalents, beginning of period	405	466
Cash and cash equivalents, end of period	$960	$1,227

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of October 28, 2016 and October 30, 2015, the results of operations and comprehensive income for the three and nine months ended October 28, 2016 and October 30, 2015, and cash flows for the nine months ended October 28, 2016 and October 30, 2015.

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

Reclassifications

In the fourth quarter of fiscal year 2015, the Company elected to early adopt Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and applied the new guidance on a retrospective basis. The adoption of ASU 2015-17 resulted in a reclassification of $255 million of current deferred tax assets and $40 million of noncurrent deferred tax assets, previously included in noncurrent other assets, to noncurrent deferred tax assets in the Company’s consolidated balance sheet as of October 30, 2015. The adoption of ASU 2015-03 resulted in a reclassification of debt issuance costs of $11 million from noncurrent other assets to long-term debt, excluding current maturities in the Company’s consolidated balance sheet as of October 30, 2015.

Additionally, amounts representing goodwill have been reclassified and separately noted in the Company’s consolidated balance sheets as of January 29, 2016 and October 30, 2015 to conform to current presentation.

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

The transaction included the assumption by Lowe’s of unsecured debentures held by RONA of approximately C$118 million ($91 million) as of the acquisition date. The debentures were settled in October 2016.

As of the acquisition date, 6.9 million preferred shares of RONA remained outstanding. The total fair value of the shares and Lowe’s corresponding noncontrolling interest was $109 million, which was determined based on the closing market price of RONA’s preferred shares on the acquisition date. The preferred shares consisted of approximately 4.7 million Cumulative and Fixed 5-Year Rate Reset Series 6 Class A shares (Series 6 Shares) and approximately 2.2 million Cumulative and Variable 5-Year Rate Reset Series 7 Class A shares (Series 7 Shares). Dividend payments for these preferred shares have been insignificant. In November 2016, subsequent to the end of the third fiscal quarter, the Company acquired all of the outstanding preferred shares of RONA for C$24 per share in cash for a total price of C$166 million ($122 million).

Pro forma and historical financial information has not been provided as the acquisition was not material to the consolidated financial statements. In addition, net earnings attributable to the noncontrolling interest was not significant for any of the reporting periods presented, and no noncontrolling interest exists subsequent to the acquisition of the outstanding preferred shares.

Note 3: Investment in Australian Joint Venture - In the fourth quarter of fiscal year 2015, the Company announced its decision to exit the Australian joint venture investment with Woolworths Limited (Woolworths) and recorded a $530 million impairment of its equity method investment due to a determination that there was a decrease in value that was other than temporary. The Company owns a one-third share in the joint venture, Hydrox Holdings Pty Ltd. (Hydrox), which operated Masters Home Improvement stores and Home Timber and Hardware Group’s retail stores and wholesale distribution in Australia. As a result of this decision to exit, Woolworths is required to purchase the Company’s one-third share at an agreed upon fair value as of January 18, 2016. The determination of this amount due the Company is currently in arbitration. The $530 million non-cash impairment charge recorded in fiscal 2015 was based on the Company’s estimate of the value of its portion of the overall joint venture fair value as of January 18, 2016, and the Company’s estimate of this value has not changed.

During the third quarter of fiscal year 2016, Woolworths claimed a unilateral termination of the joint venture agreement, and executed other agreements to initiate the wind down of Hydrox without the Company’s approval as required under the joint venture agreement. Due to this, Lowe’s has concluded that under applicable accounting standards, the investment should be accounted for as a cost method investment going forward. As a result of this determination, accumulated foreign currency translation adjustments of $208 million were reclassified from accumulated other comprehensive loss into the carrying value of the cost method investment. In addition, due to the unilateral actions of Woolworths to begin the liquidation of Hydrox, a triggering event occurred requiring the Company to evaluate the cost method investment for impairment, and the Company recorded a $290 million impairment charge during the third quarter of fiscal 2016 to reflect its estimated portion of the overall joint venture fair value in wind down. See Note 4 to the consolidated financial statements included herein for additional information regarding this fair value measurement.

The Company continues to maintain that amounts due under the joint venture agreement are to be based on fair value as of January 18, 2016 under a going concern basis. The recorded value of the investment is not reflective of this estimated value as the current operations are no longer deemed a going concern. The Company will treat its claims for additional value under the joint venture agreement, above and beyond any amounts expected to be received through the wind down process, as a contingent asset and will recognize these amounts as they are realized.

Note 4: Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of October 28, 2016, October 30, 2015, and January 29, 2016:

		Fair Value Measurements at
(In millions)	Measurement Level	October 28, 2016	October 30, 2015	January 29, 2016
Short-term investments:
Available-for-sale securities
Certificates of deposit	Level 1	$55	$96	$56
Municipal obligations	Level 2	37	1	38
Money market funds	Level 1	28	50	192
Municipal floating rate obligations	Level 2	3	11	21
Total short-term investments		$123	$158	$307
Long-term investments:
Available-for-sale securities
Municipal floating rate obligations	Level 2	$430	$372	$212
Municipal obligations	Level 2	4	5	5
Certificates of deposit	Level 1	2	5	5
Total long-term investments		$436	$382	$222

There were no transfers between Levels 1, 2, or 3 during any of the periods presented.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended October 28, 2016 and October 30, 2015, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets, goodwill, and cost method investments.

Long-Lived Assets
The Company reviews the carrying amounts of long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. With input from retail store operations, the Company’s accounting and finance personnel that organizationally report to the chief financial officer, assess the performance of retail stores quarterly against historical patterns and projections of future profitability for evidence of possible impairment. An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds its fair value. The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available. The Company classified these fair value measurements as Level 3.

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

During the nine months ended October 28, 2016, 14 operating locations experienced a triggering event and were evaluated for recoverability. Eleven of the 14 operating locations were determined to be impaired due to a decline in cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $34 million. The discounted cash flow model used to estimate the fair value of the impaired operating locations assumed average annual sales growth rates ranging from 2.0% to 3.7% over the remaining life of the locations and applied a discount rate of approximately 8.0%.

Three of the 14 operating locations that experienced a triggering event during the nine months ended October 28, 2016 were determined to be recoverable and, therefore, were not impaired. A 10% reduction in projected sales used to estimate future cash flows for these operating locations would not have had a significant impact to impairment losses recognized during the nine months ended October 28, 2016.

In the determination of impairment for excess properties held-for-use and held-for-sale, which consisted of retail outparcels and property associated with relocated or closed locations, the fair values were determined using a market approach based on estimated selling prices. The Company determined the estimated selling prices by obtaining information from property brokers or appraisers in the specific markets being evaluated or negotiated non-binding offers to purchase. The information obtained from property brokers or appraisers included comparable sales of similar assets and assumptions about demand in the market for these assets. Impairment charges for excess properties were insignificant for the nine months ended October 28, 2016.

Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment at the reporting unit level, which is one level below the operating segment level. Goodwill is not amortized but is evaluated at least annually for impairment or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.

The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted future cash flows. If the fair value exceeds carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying value.

During the third quarter of fiscal year 2016, due to a strategic reassessment of the Orchard Supply Hardware (Orchard) operations, the Company determined potential indicators of impairment within the reporting unit existed, and quantitatively evaluated the Orchard reporting unit for impairment. The Company classified this fair value measurement as Level 3.

The Company performed a discounted cash flow analysis for the Orchard reporting unit. The discounted cash flow model included management assumptions for expected sales growth, expansion plans, capital expenditures, and overall operational forecasts. The analysis led to the conclusion that the goodwill allocated to the Orchard reporting unit had no implied value. Accordingly, the full carrying value of $46 million relating to Orchard goodwill was impaired during the quarter.

Cost Method Investments
Cost method investments are evaluated for impairment whenever certain events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. Investments that are determined to meet the requirements for recording impairment are written down to estimated fair value.

Woolworths’ initiation of the wind down and sale of assets of Hydrox, following a claimed unilateral termination of the Australian joint venture agreement (further described in Note 3 included herein), represented a triggering event during the third quarter of fiscal 2016 requiring the Company to evaluate the cost method investment for impairment. Management determined that the requirements for determining impairment were met, and leveraged wind down cash flow projections in determining the estimated fair value of the entity as of October 28, 2016. The value was determined using an income approach based upon the expected future cash flows generated from the settlement of assets and liabilities inclusive of inventory, property, payables, lease liabilities, and employee entitlements. As a result, the Company recorded a $290 million non-cash impairment charge during the third quarter of fiscal 2016. The Company classified this fair value measurement as Level 3.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting impairment losses included in earnings. Because these assets are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 28, 2016 and October 30, 2015.

	Fair Value Measurements	Impairment Losses
(In millions)	October 28, 2016	Three Months Ended October 28, 2016	Nine Months Ended October 28, 2016
Assets-held-for-use:
Operating locations	$3	$(31)	$(34)
Goodwill	—	(46)	(46)
Other assets:
Cost method investments	103	(290)	(290)
Total	$106	$(367)	$(370)

	Fair Value Measurements	Impairment Losses
(In millions)	October 30, 2015	Three Months Ended October 30, 2015	Nine Months Ended October 30, 2015
Assets-held-for-use:
Operating locations	$4	$—	$(8)
Total	$4	$—	$(8)

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt, and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	October 28, 2016		October 30, 2015		January 29, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount [1]	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,318	$15,948	$12,071	$13,245	$12,073	$13,292
Mortgage notes (Level 2)	10	10	7	8	7	8
Long-term debt (excluding capitalized lease obligations)	$14,328	$15,958	$12,078	$13,253	$12,080	$13,300

[1]
Carrying amounts as of October 30, 2015 have been retrospectively adjusted as a result of the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of fiscal 2015. The adoption of this accounting standard required reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

Note 5: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $53 million at October 28, 2016, $54 million at October 30, 2015, and $234 million at January 29, 2016.

Restricted balances included in long-term investments were $348 million at October 28, 2016, $262 million at October 30, 2015, and $202 million at January 29, 2016.

Note 6: Property - Property is shown net of accumulated depreciation of $17.1 billion at October 28, 2016, $16.2 billion at October 30, 2015, and $16.3 billion at January 29, 2016.

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

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Deferred revenue - extended protection plans, beginning of period	$744	$739	$729	$730
Additions to deferred revenue	88	81	280	263
Deferred revenue recognized	(87)	(89)	(264)	(262)
Deferred revenue - extended protection plans, end of period	$745	$731	$745	$731

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $17 million at October 28, 2016, $22 million at October 30, 2015, and $20 million at January 29, 2016. The Company’s extended protection plan deferred costs are included in other assets in the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities in the accompanying consolidated balance sheets and was not material in any of the periods presented. Expenses for claims are recognized when incurred and totaled $39 million and $107 million for the three and nine months ended October 28, 2016, respectively, and $36 million and $95 million for the three and nine months ended October 30, 2015, respectively.

Note 8: Short-Term Borrowings and Lines of Credit - As of October 28, 2016, the Company had a $1.75 billion unsecured revolving credit agreement (the 2014 Credit Facility) with a syndicate of banks that was scheduled to expire in August 2019. The 2014 Credit Facility supported our commercial paper program and had a $500 million letter of credit sublimit. Letters of credit issued pursuant to the facility reduced the amount available for borrowing under its terms. Borrowings made were unsecured and priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility. The 2014 Credit Facility contained certain restrictive covenants, which included the maintenance of an adjusted debt leverage ratio as defined by the credit agreement. The Company was in compliance with those covenants at October 28, 2016. There were no outstanding borrowings or letters of credit under the 2014 Credit Facility and no outstanding borrowings under the commercial paper program as of October 28, 2016.

In November 2016, subsequent to the end of the third fiscal quarter, the Company entered into an agreement to amend and restate its $1.75 billion five-year unsecured revolving credit agreement (the Amended and Restated Credit Agreement) to, among other things, (i) extend the maturity date of the revolving credit facility, (ii) add a multicurrency subfacility and (iii) modify the revolving commitments of the lenders. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement, the Company may increase the aggregate availability under the facility by an additional $500 million. The Amended and Restated Credit Agreement contains customary representations, warranties, and covenants for a transaction of this type.

Note 9: Long-Term Debt - On April 20, 2016, the Company issued $3.30 billion of unsecured notes in four tranches: $250 million of floating rate notes maturing in April 2019 (the 2019 Floating Rate Notes); $350 million of 1.15% notes maturing in April 2019 (the 2019 Fixed Rate Notes); $1.35 billion of 2.50% notes maturing in April 2026 (the 2026 Fixed Rate Notes); and $1.35 billion of 3.70% notes maturing in April 2046 (the 2046 Fixed Rate Notes). The 2019 Fixed Rate Notes, the 2026 Fixed Rate Notes, the 2046 Fixed Rate Notes (collectively, the Fixed Rate Notes), and the 2019 Floating Rate Notes were issued at discounts of approximately $1 million, $12 million, $19 million, and $1 million, respectively. The discounts associated with these issuances are included in long-term debt and are being amortized over the respective terms of the notes using the effective interest rate method. The 2019 Floating Rate Notes will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.24% (1.12% as of October 28, 2016). Interest on the 2019 Floating Rate Notes is payable quarterly in arrears in April, July, October, and January of each year until maturity, beginning in July 2016. Interest on the Fixed Rate Notes is payable semiannually in arrears in April and October of each year until maturity, beginning in October 2016.

The indenture governing the notes contains a provision that allows the Company to redeem the Fixed Rate Notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, to the date of redemption. We do not have the right to redeem the 2019 Floating Rate Notes prior to maturity. The indenture also contains a provision that allows the holders of the 2019 Floating Rate Notes and the Fixed Rate Notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the indenture) occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest on such notes to the date of purchase, if any. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 10: Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On March 20, 2015, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of October 28, 2016, the Company had $627 million remaining available under the program.

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

In August 2016, the Company entered into an ASR agreement with a third-party financial institution to repurchase $250 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $250 million to the financial institution using cash on hand, and took delivery of 2.8 million shares. In October 2016, the Company finalized the transaction and received an additional 0.6 million shares.

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

During the three and nine months ended October 28, 2016, the Company also repurchased shares of its common stock through the open market totaling 3.9 million and 22.5 million shares, respectively, for a cost of $300 million and $1.7 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and nine months ended October 28, 2016 and October 30, 2015 were as follows:

	Three Months Ended
	October 28, 2016		October 30, 2015
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	8.3	$550	12.0	$750
Shares withheld from employees	0.3	24	0.1	4
Total share repurchases	8.6	$574	12.1	$754

[1]
Reductions of $535 million and $714 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended October 28, 2016 and October 30, 2015, respectively.

	Nine Months Ended
	October 28, 2016		October 30, 2015
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	39.0	$2,949	45.0	$3,250
Shares withheld from employees	1.1	77	0.9	66
Total share repurchases	40.1	$3,026	45.9	$3,316

[2]
Reductions of $2.8 billion and $3.1 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended October 28, 2016 and October 30, 2015, respectively.

Note 11: Income Taxes - The Company’s effective income tax rates were 51.2% and 40.6% for the three and nine months ended October 28, 2016, respectively, and 38.0% and 38.5% for the three and nine months ended October 30, 2015, respectively. The higher effective income tax rates for the three and nine months ended October 28, 2016, were primarily due to the Company recognizing an adjustment to the tax rate related to the non-cash impairment charge associated with the investment in the Australian joint venture with Woolworths. The losses are considered capital in nature, and no present or future capital gains have been identified through which the Company can utilize these losses.

Note 12: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a nonforfeitable right to receive dividends and, therefore, are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended October 28, 2016 and October 30, 2015:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Basic earnings per common share:
Net earnings attributable to Lowe’s Companies, Inc.	$378	$736	$2,428	$2,535
Less: Net earnings allocable to participating securities	(2)	(3)	(9)	(12)
Net earnings allocable to common shares, basic	$376	$733	$2,419	$2,523
Weighted average common shares outstanding	873	918	884	933
Basic earnings per common share	$0.43	$0.80	$2.74	$2.70
Diluted earnings per common share:
Net earnings attributable to Lowe’s Companies, Inc.	$378	$736	$2,428	$2,535
Less: Net earnings allocable to participating securities	(2)	(3)	(9)	(12)
Net earnings allocable to common shares, diluted	$376	$733	$2,419	$2,523
Weighted average common shares outstanding	873	918	884	933
Dilutive effect of non-participating share-based awards	1	3	2	2
Weighted average common shares, as adjusted	874	921	886	935
Diluted earnings per common share	$0.43	$0.80	$2.73	$2.70

Stock options to purchase 1.1 million and 0.9 million shares of common stock were anti-dilutive for the three and nine months ended October 28, 2016, respectively. Stock options to purchase 0.4 million and 0.1 million shares of common stock were anti-dilutive for the three and nine months ended October 30, 2015, respectively.

Note 13: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Long-term debt	$151	$129	$437	$374
Capitalized lease obligations	13	10	40	32
Interest income	(4)	(1)	(10)	(3)
Interest capitalized	(1)	(1)	(3)	(2)
Interest on tax uncertainties	—	(1)	2	(1)
Other	4	5	20	9
Interest - net	$163	$141	$486	$409

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 28, 2016	October 30, 2015
Cash paid for interest, net of amount capitalized	$588	$501
Cash paid for income taxes - net	$1,657	$1,654
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$72	$74
Cash dividends declared but not paid	$306	$257

Note 14: Derivative Instruments - In February 2016, the Company entered into an option to purchase 3.2 billion Canadian dollars in order to manage the foreign currency exchange rate risk on the consideration to be paid for the RONA acquisition. This option contract was not accounted for as a hedging instrument, and gains and losses resulting from changes in fair value and settlement were included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings. The cash flows related to this option were included within investing activities in the accompanying consolidated statements of cash flows.

The premium paid for the foreign currency exchange option contract was $103 million. The option contract was settled during the second quarter of fiscal year 2016 for $179 million, resulting in a total realized gain of $76 million for the nine months ended October 28, 2016.

The Company’s other derivative instruments, and related activity, were not material in any of the periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 28, 2016 and October 30, 2015, and the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three and nine-month periods ended October 28, 2016 and October 30, 2015, and of cash flows for the fiscal nine-month periods ended October 28, 2016 and October 30, 2015. These consolidated interim financial statements are the responsibility of the Company’s management.

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
November 29, 2016

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and nine months ended October 28, 2016 and October 30, 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2015. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the third quarter of 2016 increased 9.6% to $15.7 billion. Comparable sales for the third quarter of 2016 increased 2.7%, with comparable sales of 1.0% in August, 2.1% in September, and 5.1% in October. Net earnings, which were negatively impacted by $462 million of non-cash pre-tax charges described further below, declined 48.6% to $379 million, and diluted earnings per share decreased 46.3% to $0.43 per share. Continuing to deliver on our commitment to return excess cash to shareholders, during the third quarter of 2016, we paid $309 million in dividends and repurchased a total of $550 million of common stock through our share repurchase program.

Results for the third quarter of 2016 were negatively impacted by a $290 million non-cash charge resulting from the wind down of the Australian joint venture with Woolworths Limited (Woolworths), write-off of canceled projects as part of the Company’s ongoing review of strategic initiatives ($96 million), and impairments of goodwill and long-lived assets ($76 million) associated with the strategic reassessment of Orchard Supply Hardware operations (collectively referred to as the Third Quarter Non-cash Charges). Excluding the $462 million impact of these non-cash pre-tax charges, adjusted net earnings for the third quarter were $775 million, an increase of 5.3% over the third quarter of 2015, and adjusted diluted earnings per share increased 10.0% to $0.88 (see discussion on Non-GAAP financial measures beginning on page 21).

During the third quarter of 2016, 11 of 15 regions generated comparable sales increases. We experienced slow traffic which resulted in slower comparable sales during August and September, before improving in October. Comparable sales were favorably impacted by our quick response to flooding in Louisiana and to Hurricane Matthew as we worked closely to identify the products needed before and after the storms and move inventory to the areas of greatest need. While our Labor Day and Columbus Day events drove comparable sales improvements in the South and West, we experienced weaker sales in the North. Ten of 13 product categories generated positive comparable sales during the quarter while one category remained flat. We experienced particular strength in Outdoor Power Equipment, Lawn & Garden, Lumber & Building Materials, Tools & Hardware, and Appliances. We continued to see strong demand from the Pro customer during the quarter with comparable sales well above the company average.

We continued to focus on providing better omni-channel experiences that enable us to connect with customers and provide the advice and assistance they count on when completing their home improvement projects. During the quarter, we completed the national rollout of our interior project specialist program. Both interior and exterior project specialists are now available across all U.S. home improvement stores to meet with customers in their homes to design, plan, and complete their home improvement projects. This in home selling program, which is a critical element of our omni-channel strategy, represents a differentiated capability in capturing and serving customers’ interior and exterior project demand.

We continued to make progress on the integration of RONA inc. (RONA), a major Canadian retailer and distributor of hardware, building materials, and home renovation products acquired during the second quarter of 2016. This acquisition is expected to accelerate our growth strategy by significantly expanding our presence in the Canadian market. Combining our global scale and resources with RONA’s local expertise should enable us to enhance our competitiveness and profitability in Canada and position us to capitalize on the long-term potential of the market.

From an economic perspective, the home improvement industry’s outlook remains solid, but moderating. The industry should continue to benefit from a solid consumer backdrop, lagging benefits from existing home sales, and rising home prices that encourage the consumer to engage in discretionary remodels and upgrades in addition to routine maintenance projects. Strengthening demand for revolving credit, moderating gains in the job market, and incremental income growth should contribute to solid growth in overall consumer spending.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 28, 2016	October 30, 2015	2016 vs. 2015	2016 vs. 2015
Net sales	100.00%	100.00%	N/A	9.6%
Gross margin	34.35	34.75	(40)	8.3%
Expenses:
Selling, general and administrative	25.98	22.89	309	24.4%
Depreciation	2.40	2.61	(21)	0.9%
Interest - net	1.04	0.98	6	15.6%
Total expenses	29.42	26.48	294	21.8%
Pre-tax earnings	4.93	8.27	(334)	(34.7)%
Income tax provision	2.52	3.14	(62)	(11.9)%
Net earnings	2.41%	5.13%	(272)	(48.6)%
EBIT margin [1]	5.97%	9.25%	(328)	(29.3)%

[1]
EBIT margin is defined as earnings before interest and taxes (EBIT) as a percentage of sales. EBIT is a non-GAAP financial measure. See below for additional information and reconciliation to the most comparable GAAP measure.

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 28, 2016	October 30, 2015	2016 vs. 2015	2016 vs. 2015
Net sales	100.00%	100.00%	N/A	7.4%
Gross margin	34.59	34.87	(28)	6.6%
Expenses:
Selling, general and administrative	23.05	22.55	50	9.9%
Depreciation	2.24	2.43	(19)	(1.3)%
Interest - net	0.99	0.89	10	19.0%
Total expenses	26.28	25.87	41	9.1%
Pre-tax earnings	8.31	9.00	(69)	(0.8)%
Income tax provision	3.37	3.47	(10)	4.5%
Net earnings	4.94%	5.53%	(59)	(4.1)%
EBIT margin [1]	9.30%	9.89%	(59)	1.0%

[1]
EBIT margin is defined as earnings before interest and taxes (EBIT) as a percentage of sales. EBIT is a non-GAAP financial measure. See below for additional information and reconciliation to the most comparable GAAP measure.

	Three Months Ended		Nine Months Ended
Other Metrics	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Comparable sales increase [1]	2.7%	4.6%	3.9%	4.6%
Total customer transactions (in millions)	229	213	718	681
Average ticket [2]	$68.68	$67.34	$68.58	$67.30
At end of period:
Number of stores [3]	2,119	1,849
Sales floor square feet (in millions)	213	202
Average store size selling square feet (in thousands) [4]	100	109
Return on invested capital [5]	13.6%	15.8%

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

[2]	Average ticket is defined as net sales divided by the total number of customer transactions.

[3]	The number of stores as of October 28, 2016 includes 245 RONA stores.

[4]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s home improvement store has approximately 112,000 square feet of retail selling space.

[5]
Return on invested capital is a non-GAAP financial measure. ROIC for the period ended October 28, 2016 was negatively impacted by approximately 318 basis points due to the 2015 non-cash impairment charge on the Australian joint venture with Woolworths and the 2016 Third Quarter Non-cash Charges, net of the foreign currency hedge gain recognized during 2016. See below for additional information and a reconciliation to the most comparable GAAP measure.

Non-GAAP Financial Measures

Earnings Before Interest and Taxes

EBIT margin is defined as earnings before interest and taxes (EBIT) as a percentage of sales. We believe EBIT margin is a meaningful measure for investors in assessing the Company’s core operating performance. EBIT is a non-GAAP financial measure and should not be considered in isolation or used as an alternative to GAAP financial measures of operating performance, including net income or gross profit.

The Company’s methods of determining EBIT may differ from the methods used by other companies for this or similar non-GAAP financial measures. Accordingly, this non-GAAP measure may not be comparable to the measures used by other companies.

The most comparable GAAP measure is net earnings. The following provides a reconciliation of EBIT to the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net earnings	$379	$736	$2,430	$2,535
Interest - net	163	141	486	409
Income tax provision	397	451	1,661	1,589
EBIT	$939	$1,328	$4,577	$4,533

Adjusted Net Earnings and Adjusted Diluted Earnings Per Share

To provide additional transparency, we have disclosed adjusted net earnings and adjusted diluted earnings per share, which are non-GAAP financial measures. These metrics exclude the Third Quarter Non-cash Charges. We believe that these non-GAAP measures are meaningful for investors in assessing the Company’s core operating performance.

The following table reconciles net earnings and diluted earnings per share (GAAP measures) to adjusted net earnings and adjusted diluted earnings per share (non-GAAP measures):

Three Months Ended
(In millions, expect per share data)	October 28, 2016
Net earnings	$379
Third Quarter Non-cash Charges	462
Income tax impact of Third Quarter Non-cash Charges [1]	(66)
Adjusted net earnings	$775

Diluted earnings per share	$0.43
Per share impact of Third Quarter Non-cash Charges	0.53
Per share impact of income tax impact of Third Quarter Non-cash Charges	(0.08)
Adjusted diluted earnings per share	$0.88

[1]
The income tax impact of Third Quarter Non-cash Charges is the summation of the calculated income tax charge for each of the third quarter non-cash events. There was no income tax impact associated with the impairment charge related to the investment in the Australian joint venture with Woolworths.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	For the Periods Ended
Calculation of Return on Invested Capital	October 28, 2016	October 30, 2015
Numerator [1]
Net earnings	$2,441	$2,984
Plus:
Interest expense - net	630	540
Provision for income taxes	1,945	1,826
Earnings before interest and taxes	5,016	5,350
Less:
Income tax adjustment [2]	2,066	2,027
Net operating profit after tax	$2,950	$3,323
Effective tax rate	44.3%	38.0%
Denominator
Average debt and equity [3,4]	$21,725	$21,047
Return on invested capital [5]	13.6%	15.8%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,441	$2,984
Denominator
Average debt and equity [3,4]	$21,725	$21,047
Return on average debt and equity	11.2%	14.2%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.

[2]	Income tax adjustment is defined as earnings before interest and taxes, in each of the 12 periods, multiplied by the respective effective rates for those periods.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

[4]
Average debt and equity for the period ended October 30, 2015 has been retrospectively adjusted as a result of the Company’s adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of 2015. The adoption of this accounting standard required reclassification of debt issuance costs from other assets to long-term debt, excluding current maturities.

[5]
ROIC for the period ended October 28, 2016 was negatively impacted by approximately 318 basis points due to the 2015 non-cash impairment charge on the Australian joint venture with Woolworths and the 2016 Third Quarter Non-cash Charges, net of the foreign currency hedge gain recognized during 2016.

Net Sales – Net sales in the third quarter of 2016 increased 9.6% to $15.7 billion. The increase in total sales was primarily driven by the addition of RONA, an increase in comparable sales, and new stores. For the third quarter of 2016, RONA represented 6.3% of the sales growth. Comparable sales increased 2.7% over the same period, driven by a 2.2% increase in average ticket and a 0.5% increase in customer transactions.

During the third quarter of 2016, we experienced comparable sales increases in 10 of 13 product categories, with comparable sales increases above the company average in Outdoor Power Equipment, Lawn & Garden, Lumber & Building Materials, Tools & Hardware, and Appliances. Flooring and Seasonal Living categories performed at the company average, while we experienced low single-digit negative comparable sales in Kitchens and Paint. Outdoor Power Equipment and Lawn & Garden experienced strong comparable sales as we focused on exterior maintenance and winter lawn preparation and took advantage of an extended planting and lawn cutting season. Performance in Lumber & Building Materials and Tools & Hardware was driven by strong demand from the Pro customer. Tools & Hardware also benefited from customers’ positive response to our continued enhancements in product assortment and brand relevance. Strong brand and service advantages in Appliances as well as our continued investment in customer experience both in-store and online drove solid comparable sales during the quarter. Lower traffic and isolated inventory pressure drove negative comparable sales within Kitchens. Wet weather conditions in the North negatively impacted comparable sales within Paint.

Net sales increased 7.4% to $49.2 billion for the first nine months of 2016 compared to 2015. RONA represented 3.0% of the sales growth. Comparable sales increased 3.9% over the same period, primarily driven by a 1.8% increase in customer transactions and a 2.0% increase in average ticket.

Gross Margin – For the third quarter of 2016, gross margin decreased 40 basis points as a percentage of sales. Gross margin was negatively impacted 46 basis points due to the inclusion of purchase price adjustments related to RONA’s opening balance sheet primarily associated with inventory and the mix of the RONA business.

Gross margin as a percentage of sales decreased 28 basis points in the first nine months of 2016 compared to 2015. Gross margin was negatively impacted by 22 basis points due to the inclusion of purchase price adjustments related to RONA’s opening balance sheet primarily associated with inventory, 11 basis points due to mix of products sold, and seven basis points due to targeted promotional activity, partially offset by 12 basis points due to cost reductions associated with value improvement.

SG&A – For the third quarter of 2016, SG&A expense deleveraged 309 basis points as a percentage of sales compared to the third quarter of 2015. This was primarily driven by 184 basis points of deleverage associated with a non-cash impairment charge resulting from the wind down of the Australian joint venture with Woolworths. We experienced 60 basis points of deleverage associated with the write-off of canceled technology-enabled projects as part of an ongoing review of our strategic initiatives. We also experienced 48 basis points of deleverage associated with goodwill and long-lived asset impairments related to Orchard Supply Hardware operations. In addition, we experienced deleverage in risk insurance which was driven by a favorable adjustment in the prior year that did not repeat in the current year, proprietary credit due to higher loan losses, and operating salaries as a result of slow sales trends early in the quarter. These were partially offset by 27 basis points of leverage in incentive compensation, primarily due to lower expected attainment levels compared to the same quarter of the prior year.

SG&A expense as a percentage of sales deleveraged 50 basis points in the first nine months of 2016 compared to 2015. This was driven primarily by 59 basis points of deleverage attributable to the non-cash impairment charge resulting from the wind down of the Australian joint venture with Woolworths, 19 basis points in discontinued projects, 11 basis points in operating salaries, and nine basis points for goodwill impairment. These were partially offset by 16 basis points of leverage associated with employee insurance costs, 15 basis points related to the settlement of the foreign currency option contract entered into in anticipation of the RONA acquisition, and 13 basis points in incentive compensation.

Depreciation – Depreciation expense leveraged 21 basis points for the third quarter of 2016 compared to the prior year due to increased sales. Property, less accumulated depreciation, increased to $20.0 billion at October 28, 2016, compared to $19.7 billion at October 30, 2015. As of October 28, 2016 and October 30, 2015, we owned 79% and 86% of our stores, respectively, which included stores on leased land.

Depreciation expense leveraged 19 basis points in the first nine months of 2016 compared to 2015 due to increased sales as well as assets becoming fully depreciated.

Interest – Net – Interest expense for the third quarter and first nine months of 2016 increased compared to the prior year due primarily to an increase in total debt compared to the prior year.

Income Tax Provision – Our effective income tax rates were 51.2% and 38.0% for the three months ended October 28, 2016 and October 30, 2015, respectively. During the third quarter of 2016, the Company recognized an adjustment to the tax rate related to the non-cash impairment charge associated with the investment in the Australian joint venture with Woolworths. The losses are considered capital in nature, and no present or future capital gains have been identified through which the Company can utilize these losses.

Our effective income tax rates were 40.6% and 38.5% for the nine months ended October 28, 2016 and October 30, 2015, respectively. The higher effective tax rate for the nine months ended October 28, 2016 was due to the same drivers that impacted the effective income tax rates for the third quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for the nine months ended October 28, 2016 and October 30, 2015:

	Nine Months Ended
(In millions)	October 28, 2016	October 30, 2015
Net cash provided by (used in):
Operating activities	5,269	4,546
Investing activities	(3,052)	(986)
Financing activities	(1,656)	(2,790)

The increase in net cash provided by operating activities for the nine months ended October 28, 2016, versus the nine months ended October 30, 2015, was primarily driven by improved working capital management and an increase in net earnings, adjusted for non-cash expenses.

The increase in net cash used in investing activities for the nine months ended October 28, 2016, versus the nine months ended October 30, 2015, was driven primarily by the acquisition of RONA.

The decrease in net cash used in financing activities for the nine months ended October 28, 2016, versus the nine months ended October 30, 2015, was primarily driven by an increase in net proceeds from the issuance of long-term debt. The company received proceeds of $3.3 billion from the issuance of unsecured notes in 2016 compared to $1.7 billion in 2015. The decrease in net cash used in financing activities is also attributable to a decrease in share repurchases, and is partially offset by an increase in repayments of long-term debt of $1.1 billion in 2016 compared to $500 million in 2015.

Sources of Liquidity

Liquidity is provided primarily by our cash flows from operations, short-term borrowing facilities, and long-term debt.

In November 2016, the Company entered into an agreement to amend and restate its $1.75 billion five-year unsecured revolving credit agreement (the Amended and Restated Credit Agreement) to, among other things, (i) extend the maturity date of the revolving credit facility, (ii) add a multicurrency subfacility and (iii) modify the revolving commitments of the lenders. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Amended and Restated Credit Agreement, the Company may increase the aggregate availability under the facility by an additional $500 million. The Amended and Restated Credit Agreement contains customary representations, warranties, and covenants for a transaction of this type. As of November 29, 2016, there were no outstanding borrowings under the Amended and Restated Credit Agreement.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of November 29, 2016, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Debt and capital

Unsecured debt of $500 million and $250 million is scheduled to mature in April 2017 and September 2017, respectively. See Note 9 to the consolidated financial statements included herein for additional information regarding long-term debt, including fiscal year 2016 financing activities.

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of October 28, 2016, we had $0.6 billion remaining available under our share repurchase program with no expiration date. Our fiscal year 2016 guidance assumed approximately $3.5 billion in share repurchases for the fiscal year. Our share repurchase assumption is not expected to be affected by the RONA acquisition. See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends declared during the third quarter totaled $306 million. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In April 2016, we issued $3.3 billion of unsecured notes in the ordinary course of business, which are included in the table below that summarizes our contractual obligations relating to long-term debt, excluding capitalized lease obligations, at October 28, 2016. Interest payments included in the table below are calculated based on the rates in effect at October 28, 2016. The unsecured notes are further described in Note 9 to the consolidated financial statements included herein.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$14,465	$753	$1,301	$1,026	$11,385
Long-term debt (interest payments)	9,556	576	1,107	1,036	6,837
Total	$24,021	$1,329	$2,408	$2,062	$18,222

In addition, as a result of the RONA acquisition, we assumed operating and capitalized leases. Total future payment obligations related to RONA leases were $847 million as of October 28, 2016. The acquisition is further described in Note 2 to the consolidated financial statements included herein.

As of October 28, 2016, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal 2015. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report on Form 10-K. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. Our significant and critical accounting policies have not changed significantly since the filing of the Annual Report.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe,” “expect,” “anticipate,” “plan,” “desire,” “project,” “estimate,” “intend,” “will,” “should,” “could,” “would,” “may,” “strategy,” “potential,” “opportunity,” and similar expressions are forward-looking statements. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Forward-looking statements include, but are not limited to, statements about future financial and operating results, the Company’s plans, objectives, business outlook, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the Company’s strategic initiatives, including the acquisition of RONA and the expected impact of the transaction on the Company’s strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing, and other statements that are not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements, including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, such as a demographic shift from single family to multi-family housing, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade, and protect our critical information systems from data security breaches and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience impairment losses if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities that are accounted for under the equity method. With respect to the acquisition of RONA, potential risks include the effect of the transaction on the Company’s and RONA’s strategic relationships, operating results and businesses generally; our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing the scope, geographic diversity and complexity of our operations; significant transaction costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in the Annual Report and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the Securities and Exchange Commission (the SEC).

The forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. The foregoing list of important factors that may affect future results is not exhaustive. When relying on forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. All such forward-looking statements are based upon data available as of the date of this Form 10-Q or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf about any of the matters covered in this Form 10-Q are qualified by these cautionary statements and the “Risk Factors” included in the Annual Report and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.  Except as may be required by applicable law, we expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events, or otherwise.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 28, 2016, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 28, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

The Company is a party to various lawsuits, claims, and other legal proceedings from time to time in the ordinary course of business. Management believes the outcome of these matters, individually or collectively, including the matter described below, will not have a material impact on the Company’s financial statements.

The Company received notice on September 12, 2016 that South Coast Air Quality Management District (SCAQMD) issued a notice of violation to one of the Company’s subsidiaries, Orchard Supply Hardware, LLC (Orchard), regarding Orchard’s sale of certain products that allegedly contained volatile organic compounds in excess of SCAQMD limits.  SCAQMD has proposed a penalty in the amount of $167,213 to resolve the notice of violation.
Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of fiscal 2016:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 30, 2016 - August 26, 2016 [3,4]	6.0	$76.93	6.0	$746
August 27, 2016 - September 30, 2016	1.1	72.78	0.8	685
October 1, 2016 - October 28, 2016 [4]	1.5	71.61	1.5	627
As of October 28, 2016	8.6	$75.48	8.3	$627

[1]
During the third quarter of fiscal 2016, the Company repurchased an aggregate of 8.6 million shares of its common stock. The total number of shares repurchased includes 0.3 million shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On March 20, 2015, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of October 28, 2016, the Company had $627 million remaining available under the program.

[3]
In May 2016, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 5.3 million shares. In August 2016, the Company finalized the transaction and received an additional 1.0 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

[4]
In August 2016, the Company entered into an ASR agreement with a third-party financial institution to repurchase $250 million of the Company’s common stock. Pursuant to the agreement, the Company paid $250 million to the financial institution and received an initial delivery of 2.8 million shares. In October 2016, the Company finalized the transaction and received an additional 0.6 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

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

LOWE’S COMPANIES, INC.
(Registrant)

November 29, 2016	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer