Form 10-K
period 2017-02-03
LOWES COMPANIES INC
filed 2017-04-04
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of July 29, 2016, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $72.4 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/31/2017
Common Stock, $0.50 par value	857,332,918

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2017 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer.  As of February 3, 2017, Lowe’s operated 2,129 home improvement and hardware stores, representing approximately 213 million square feet of retail selling space. These operations were comprised of 1,820 stores located across 50 U.S. states, including 87 Orchard Supply Hardware (Orchard) stores, as well as 299 stores in Canada, and 10 stores in Mexico.

During 2016, Lowe’s acquired RONA inc. (RONA) which owns and operates 245 stores in Canada as of February 3, 2017, as well as services approximately 236 dealer-owned stores. The RONA stores represent various complementary store formats operating under various banners.

Lowe’s was incorporated in North Carolina in 1952 and has been publicly held since 1961. The Company’s common stock is listed on the New York Stock Exchange - ticker symbol “LOW”.

See Item 6, “Selected Financial Data”, of this Annual Report on Form 10-K (Annual Report), for historical revenues, profits and identifiable assets.  For additional information about the Company’s performance and financial condition, see also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report.

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

Our Market

The U.S. market remains our predominant market, accounting for approximately 94% of consolidated sales as of February 3, 2017. We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.  The total annual revenue reported for businesses included in NAICS 444 in 2016 was $352.3 billion, which represented an increase of 5.9% over the amount reported for the same category in 2015.  The total annual revenue reported for businesses included in NAICS 444 in 2015 was $332.6 billion, which represented an increase of 4.7% over the amount reported for the same category in 2014. These figures are subject to periodic revision by the U.S. Department of Commerce.

NAICS 444 represents less than half of what we consider the total U.S. market for our products and services.  The broader market in which Lowe’s operates includes home-related sales through a variety of companies beyond those in NAICS 444.  These consist of other companies in the retail sector, including mass retailers, home furnishings stores, and online retailers, as well as wholesalers that provide home-related products and services to homeowners, businesses, and the government.  Based on our analysis of the most recent comprehensive data available, we estimate the size of the U.S. home improvement market at $775 billion in 2016, comprised of $578 billion of product sales and $197 billion of installed labor sales. That compares with $730 billion total market sales in 2015, comprised of $543 billion of product sales and $187 billion of installed labor sales. These figures are subject to periodic revision by the U.S. Department of Commerce and other third-party sources.

There are many variables that affect consumer demand for the home improvement products and services Lowe’s offers.  Key indicators we monitor include real disposable personal income, employment, home prices, and housing turnover.  We also monitor demographic and societal trends that shape home improvement industry growth.

•	Growth in real disposable personal income is projected to moderate to 2.3% in 2017 as compared with 2.8% growth in 2016, based on the March 2017 Blue Chip Economic Indicators®. *

•
The average unemployment rate for 2017 is forecasted to decline to 4.6%, according to the March 2017 Blue Chip Economic Indicators, which would be an improvement from the 4.9% average rate in 2016.  The unemployment rate should continue to trend lower as the job market continues to expand at a moderate pace.

•
Recent evidence suggests that home prices will continue to increase.  In 2016, home prices increased an estimated 5.4% similar to the 5.5% increase in 2015, according to the latest Federal Housing Finance Agency index.  Economists generally expect the rate of home price growth to moderate in 2017.

•
Housing turnover increased an estimated 5.1% in 2016 after a 7.3% increase in 2015, according to The National Association of Realtors and U.S. Census Bureau. Turnover is generally expected to continue to moderately increase in 2017, supported by persisting growth in the job market, rising incomes, and historically low mortgage rates.

These indicators are important to our business because they signal a customer’s willingness to engage in home maintenance, repair, and upgrade projects and favorably impact income available to purchase our products and services.  Overall, the outlook for the home improvement industry remains positive for 2017, supported by continuing gains in jobs and incomes, home buying, and home price appreciation.

*Blue Chip Economic Indicators® (ISSN: 0193-4600) is published monthly by Aspen Publishers, 76 Ninth Avenue, New York, NY 10011, a division of Wolters Kluwer Law and Business.   Printed in the U.S.A.

Our Competition

The home improvement industry includes a broad competitive landscape.  We compete with other national and international home improvement warehouse chains and lumberyards in most of our trade areas.  We also compete with traditional hardware, plumbing, electrical, home supply retailers, and maintenance and repair organizations.  In addition, we compete with general merchandise retailers, warehouse clubs, and online and other specialty retailers as well as service providers that install home improvement products. Location of stores continues to be a key competitive factor in our industry; however, the increasing use of technology and the simplicity of online shopping also underscore the importance of omni-channel capabilities as a competitive factor.  We differentiate ourselves from our competitors by providing better customer experiences while delivering superior value in products and service. See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report.

Products and Services

Our Products

Product Selection
To meet customers’ varying home improvement needs, we offer a complete line of products for maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Lumber & Building Materials; Tools & Hardware; Appliances; Fashion Fixtures; Rough Plumbing & Electrical; Seasonal Living; Lawn & Garden; Paint; Millwork; Flooring; Kitchens; Outdoor Power Equipment; and Home Fashions.  A typical Lowe’s-branded home improvement store stocks approximately 37,000 items, with hundreds of thousands of additional items available through our Special Order Sales system and various online selling channels. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of private brands.  In addition, we are dedicated to ensuring the products we sell are sourced in a socially responsible, efficient, and cost effective manner.

National Brand-Name Merchandise
In many product categories, customers look for a familiar and trusted national brand to instill confidence in their purchase.  Lowe’s home improvement stores carry a wide selection of national brand-name merchandise such as Whirlpool®, GE®, LG®, and Samsung® appliances, Stainmaster® carpets, Valspar® paints and stains, Pella® windows and doors, Sylvania® light bulbs, Dewalt® power tools, Hitachi® pneumatic tools, Owens Corning® insulation and roofing, GAF® roofing, James Hardie® fiber cement siding, Husqvarna® outdoor power equipment, Werner® ladders, and many more.  In 2016, we added brand name merchandise such as Pergo® hardwood flooring, Quoizel® lighting, Marshalltown® masonry tools, and a suite of Nest® products to our portfolio. Our merchandise selection provides the retail and Pro customer a one-stop shop for a wide variety of national brand-name merchandise needed to complete home improvement, repair, maintenance, or construction projects.

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

Supply Chain
We source our products from vendors worldwide and believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate distribution facilities that enable products to be received from vendors, stored and picked, or cross-docked, and then shipped to our retail locations or directly to customers. These facilities include 15 highly-automated Regional Distribution Centers (RDC) in the United States. On average, each domestic RDC serves approximately 118 stores. We also own and operate ten distribution centers, including four lumber yards, to serve our Canadian market, and we lease and operate a distribution facility to serve our Orchard stores. Additionally, we have a service agreement with a third party logistics provider to manage a distribution facility to serve our stores in Mexico.

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

In fiscal 2016, on average, approximately 80% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to our stores from vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Appliances, Flooring, Kitchens, Lumber & Building Materials, and Millwork accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 7% of total sales in fiscal 2016.

Extended Protection Plans and Repair Services
We offer extended protection plans in Kitchens, Appliances, Tools & Hardware, Outdoor Power Equipment, Seasonal Living, Rough Plumbing Electrical Fixtures, and Garage Door Openers.  These protection plans provide customers with product protection that enhances or extends coverage previously offered by the manufacturer’s warranty. The protection plans provide in-warranty and out-of-warranty repair services for major appliances, outdoor power equipment, tools, grills, fireplaces, air conditioners, water heaters, and other eligible products through our stores or in the home through the Lowe’s Authorized Service Repair Network. We offer replacement plans for products in most of these categories when priced below $300, or otherwise specified category specific price points. Our contact center takes customers’ calls, assesses the problems, and facilitates resolutions, making after-sales service easier for our customers because we manage the entire process.

Selling Channels

We are continuing our progress towards becoming an omni-channel retail company, which allows our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, more than half of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, approximately 60% are picked up in-store, 10% are delivered from a store, and 30% are parcel shipped.  For the 60% picked up in-store, 40% of those customers elect to purchase additional products when they arrive in our stores. Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an endless aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our ability to leverage our existing infrastructure with the omni-channel capabilities we continue to introduce.

In-Store
Our 1,797 Lowe’s-branded home improvement stores, inclusive of 1,733 in the U.S., 54 in Canada and 10 in Mexico, are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  The 245 stores acquired in the RONA acquisition operate under various complementary store formats that address target customers and occasions. In addition, we operate 87 Orchard hardware stores located throughout California, Oregon, and Florida that also serve home improvement customers and average approximately 36,000 square feet of retail selling space. Our home improvement stores in the U.S. and Canada offer similar products and services, with certain variations based on local market factors; however, Orchard stores are primarily focused on paint, repair, and backyard products.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with internet access, making information available quickly to further simplify the shopping experience.

Online
Through our websites and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, online product information, customer ratings and reviews, online buying guides and how-to videos and other information.  These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects.  In 2016, sales through our online selling channels accounted for approximately 3.5% of our total sales.  We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store as well as delivery or parcel shipment to their homes.

In addition, our LowesForPros.com online tool allows for easy online ordering for our Pro customers, and their choice of in-store pick-up or delivery, saving them time and money.

On-Site
We have on-site specialists available for retail and Pro customers to assist them in selecting products and services for their projects.  Our Account Executives ProServices meet with Pro customers at their place of business or on a job site and leverage stores within the area to ensure we meet customer needs for products and resources.  Our Project Specialist Exteriors (PSE) program is available in all U.S. Lowe’s home improvement stores to discuss exterior projects such as roofing, siding, fencing, and windows, whose characteristics lend themselves to an in-home consultative sales approach.  In addition, our Project Specialist Interiors (PSI) program is also now available in all U.S. Lowe’s home improvement stores to provide similar consultative services on interior projects such as kitchens and bathrooms.

Contact Centers
Lowe’s operates three contact centers which are located in Wilkesboro, NC, Albuquerque, NM, and Indianapolis, IN. These contact centers help Lowe’s enable an omni-channel customer experience by providing the ability to tender sales, coordinate deliveries, manage after-sale installations, facilitate repair services for Appliances and Outdoor Power Equipment, and answer general customer questions via phone, mail, e-mail, live chat, and social media.

Employees

As of February 3, 2017, we employed approximately 190,000 full-time and 100,000 part-time employees. Our employees in Mexico, and certain employees in Canada, are subject to collective bargaining agreements.  No other employees are subject to collective bargaining agreements.  Management considers its relations with employees to be good.

Seasonality and Working Capital

The retail business in general is subject to seasonal influences, and our business is, to some extent, seasonal.  Historically, we have realized the highest volume of sales during our second fiscal quarter (May, June and July) and the lowest volume of sales during our fourth fiscal quarter (November, December and January).  Accordingly, our working capital requirements have historically been greater during our fourth fiscal quarter as we build inventory in anticipation of the spring selling season and as we experience lower fourth fiscal quarter sales volumes.  We fund our working capital requirements primarily through cash flows generated from operations, but also with short-term borrowings, as needed.  For more detailed information, see the Financial Condition, Liquidity and Capital Resources section in Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report.

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary and other wholly owned subsidiaries own and maintain various additional registered and unregistered trademarks, trade names and service marks, including but not limited to retail names “RONA”, “Reno Depot”, and “Orchard Supply Hardware”, online retail name “ATG Stores”, and private brand product names “Kobalt” and “allen+roth”. These subsidiaries also maintain various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Environmental Stewardship

Lowe’s knows that operating a business can impact the environment and our communities, and we continue to work to positively influence that impact. It is a responsibility we take seriously.

In 2016, we created a Sustainability & Product Stewardship Council, led by senior executives, to review significant strategies and policies regarding sustainability and product stewardship, and make recommendations across the organization. The company initiated work on a comprehensive sustainability strategy that creates business value and supports our purpose, and we expect to finalize that strategy during 2017.

Each year, Lowe’s participates in the Carbon Disclosure Project to track our carbon footprint. In 2016, Lowe’s externally verified its greenhouse gas emissions data collection and analysis to validate our findings and increase confidence in our reporting. In 2016, 32 retail locations upgraded to interior light-emitting diode (LED) lighting, and seven new stores opened with LED lighting already installed. We plan to continue to implement interior LED lighting and seek solutions for specific lighting needs to enhance energy efficiency as well as the customer experience.

In 2016, we expanded our test of a state-of-the-art building management system (BMS) to 100 stores. The BMS monitors equipment performance and provides valuable information that helps facility managers manage energy consumption to reduce costs and carbon emissions. Lowe’s conducted energy efficiency audits of heating, ventilation and air conditioning systems, and will be implementing upgrades to a number of systems in 2017.

Lowe’s is committed to promoting sustainable practices in the transportation industry. We collaborate with the Environmental Protection Agency’s SmartWay program to reduce transportation emissions by creating incentives for freight contractors to improve efficiency, and are proud to be one of only nine companies in 2016 to receive the Environmental Protection Agency SmartWay Excellence Award in the logistics and shipping category-the only retailer to achieve this honor eight years in a row.
Our recycling program continues to be a priority as we seek to reduce landfill waste and increase recycling at our stores and distribution centers. We operate in-store recycling centers at every Lowe’s store in the continental United States, encouraging customers to recycle compact fluorescent lamps, plastic bags, rechargeable batteries and cell phones. We offer haul-away service to customers who purchase replacement appliances, and our Garden Centers also accept plastic plant trays and pots for recycling.

Managing our water resources is essential in regions experiencing drought conditions. In 2016, we installed HydroPoint irrigation technology that combines real-time weather data with site-specific information to reduce water consumption and save on utility costs. The systems are in 200 locations and we expect to expand to 200 more in the coming year.

More than ever, customers expect products that are safe, socially and environmentally responsible, and also affordable. Lowe’s increasingly provides product choices that save energy and water, reduce potentially harmful chemicals, or mitigate safety concerns for their families. We also engage with our product suppliers, manufacturers and other external stakeholders to ensure we carry the most innovative new products.

For more information about Lowe’s environmental efforts, please visit Lowes.com/SocialResponsibility.

Investing in Our Communities

Lowe’s has a long and proud history of supporting local communities through public education and community improvement projects, beginning with the creation of the Lowe’s Charitable and Educational Foundation in 1957. In 2016, Lowe’s and the Lowe’s Charitable and Educational Foundation donated approximately $38 million to schools and community organizations in the United States, Canada, and Mexico, including but not limited to the following discussed below.
Our commitment to improving educational opportunities is best exemplified by our signature education grant program, Lowe’s Toolbox for Education®, and 2016 marked the program’s 11-year anniversary. In 2016, Lowe’s Toolbox for Education® provided approximately $7 million in grants and since inception has provided funding improvements at nearly 12,000 schools, benefiting more than six million children.
Each year, we work with national nonprofit partners to strengthen and stabilize neighborhoods in the communities we serve. In 2016, Lowe’s contributed $7 million and teamed with Habitat for Humanity and Rebuilding Together to provide housing solutions in partnership with families across the country. We also continued to build on our longstanding partnerships with the Boys & Girls Clubs of America, SkillsUSA, The Nature Conservancy, and Keep America Beautiful to improve communities and build tomorrow’s leaders.
Lowe’s is also committed to helping residents of the communities we serve by being there when we’re needed most - when a natural disaster threatens and in the recovery that follows. In 2016, Lowe’s donated nearly $2.1 million and mobilized hundreds of Lowe’s Heroes employee volunteers to help families recover from disasters across the United States.

For the second year in a row, 100% of Lowe’s stores in the United States participated in a Lowe’s Heroes volunteer project.

For more information on Lowe’s partnerships and latest community improvement projects, visit Lowes.com/SocialResponsibility.

Available Information

Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our internet website at www.Lowes.com/investor, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A - Risk Factors

We have developed a risk management process using periodic surveys, external research, planning processes, risk mapping, analytics and other tools to identify and evaluate the operational, financial, environmental, reputational, strategic and other risks that could adversely affect our business.  For more information about our risk management framework, which is administered by our Chief Financial Officer and includes developing risk mitigation controls and procedures for the material risks we identify, see the description included in the definitive Proxy Statement for our 2017 annual meeting of shareholders (as defined in Item 10 of Part III of this Annual Report) under “Board’s Role in the Risk Management Process.”

We describe below certain risks that could adversely affect our results of operations, financial condition, business reputation or business prospects.  These risk factors may change from time to time and may be amended, supplemented or superseded by updates to the risk factors contained in our future periodic reports on Form 10-K, Form 10-Q and reports on other forms we file with the Securities and Exchange Commission.  All forward-looking statements about our future results of operations or other matters made by us in this Annual Report, in our Annual Report to Lowe’s Shareholders and in our subsequently filed reports to the Securities and Exchange Commission, as well as in our press releases and other public communications, are qualified by the risks described below.

You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this Annual Report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

We may be unable to adapt our business concept in a rapidly evolving retail environment to address the changing shopping habits, demands and demographics of our customers, or realize the intended benefits of organizational change initiatives.
The home improvement retail environment, like the retail environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. Our success is dependent on our ability to identify and respond to the economic, social, style and other trends that affect demographic and consumer preferences in a variety of our merchandise categories and service offerings. Customers’ expectations about how they wish to research, purchase and receive products and services have also evolved. It is difficult to predict the mix of products and services that our customers will demand. Failure to identify such trends, adapt our business concept, and implement change, growth, and productivity initiatives successfully could negatively affect our relationship with our customers, the demand for the home improvement products and services we sell, the rate of growth of our business, our market share, and results of operations.

We may not be able to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence if we fail to deliver the capabilities required to execute on them.
Our interactions with customers has evolved into an omni-channel experience as they increasingly are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omni-channel retail is quickly evolving, and we must anticipate and meet our customers’ expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed and provide a consistent customer experience. The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics will require us to deliver large, complex programs requiring more integrated planning, initiative prioritization and program sequencing. These initiatives will require new competencies in many positions, and our management, employees and contractors will have to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Our results of operations, financial condition or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors, or if we are unable to attract, retain, and manage the talent succession of additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retail environment.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee, vendor or Company information or to comply with evolving regulations relating to our obligation to protect our systems, assets and such information from the threat of cyber-attacks.
Cyber-attacks and tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive customer information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods.  As with many other retailers, we receive and store certain personal information about our customers, employees and vendors. Additionally, we use third-party service providers for services, such as authentication, content delivery, back-office support and other functions. Despite our continued vigilance and investment in information security, we or our third-party service providers may be unable to adequately anticipate or prevent a breach in our or their systems that results in the unauthorized release of sensitive data. Should this occur, it may have a material adverse effect on our reputation, drive customers away and lead to financial losses from remedial actions, or potential liability, including possible punitive damages.  A security breach resulting in the unauthorized release of sensitive data from our or our third-party service providers’ information systems could also materially increase the costs we already incur to protect against such risks.  In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, gift cards, direct debit from a customer’s bank account, consumer invoicing and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

As customer-facing technology systems become an increasingly important part of our omni-channel sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the Internet from computers, tablets, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them.  Our websites, including Lowes.com and Lowesforpros.com, are a sales channel for our products, and are also a method of making product, project and other relevant information available to our customers that impacts our in-store sales.  Additionally, we have multiple affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among and otherwise interact with our customers.  Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service, ransomware or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented, could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable online vendor and source of information about home improvement products and services.

If we fail to hire, train, manage and retain qualified sales associates and specialists with expanded skill sets or corporate support staff with the capabilities of delivering on strategic objectives, we could lose sales to our competitors and our labor costs, resulting from operations or the execution of corporate strategies, could be negatively affected.
Our customers, whether they are homeowners, renters or commercial businesses, expect our sales associates and specialists to be well trained and knowledgeable about the products we sell and the home improvement services we provide. We compete with other retailers for many of our sales associates and specialists, and we invest significantly in them with respect to training and development to strive for high engagement. Increasingly, our sales associates and specialists must have expanded skill sets, including, in some instances, the ability to do in-home or telephone sales. A critical challenge we face is attracting and retaining a sufficiently diverse workforce that can deliver relevant, culturally competent and differentiated experiences for a wide variety of culturally diverse customers. In fact, in many of our stores, our employees must be able to serve customers whose primary language and cultural traditions are different from their own. Additionally, in order to deliver on the omni-channel expectations of our customers, we rely on the specialized training and capabilities of corporate support staff which are broadly sought after by our competitors. If we are unable to hire, train, manage and retain qualified sales associates and specialists, the quality of service we provide to our customers may decrease and our results of operations could be negatively affected. Furthermore, our ability to meet our labor needs while controlling our costs is subject to a variety of external factors, including wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics, and adoption of new or revised employment and labor laws and regulations. Periodically, we are subject to labor organizing efforts, and if we become subject to collective bargaining agreements in the future, it could adversely affect how we operate our business and adversely affect our labor costs and our ability to retain a qualified workforce.

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

Strategic transactions, such as our acquisition of RONA, involve risks, and we may not realize the expected benefits because of numerous uncertainties and risks.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and other various benefits.  Our ability to deliver the expected benefits from any strategic transaction is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations.  Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations.  Additionally, any impairment of goodwill or other assets acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, may materially reduce our earnings.  Our shareholders may react unfavorably to our strategic transactions, and, if we do not realize any anticipated benefits from such transactions, we may be exposed to additional liabilities of any acquired business or joint venture and we may be exposed to litigation in connection with the strategic transaction.  Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

Failure to achieve and maintain a high level of product and service quality could damage our image with customers and negatively impact our sales, profitability, cash flows and financial condition.
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and our brand image.  If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation, as well as government enforcement action, and result in costly product recalls and other liabilities. As a result, Lowe’s reputation as a retailer of high quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty.

We have many competitors who could take sales and market share from us if we fail to execute our merchandising, marketing and distribution strategies effectively, or if they develop a substantially more effective or lower cost means of meeting customer needs, resulting in a negative impact on our business and results of operations.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors.  The principal competitive factors in our industry include convenience, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation.  We face growing competition from online and multi-channel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance.  Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

Our inability to effectively and efficiently manage and maintain our relationships with selected suppliers of brand name products could negatively impact our business operations and financial results.
We form strategic relationships with selected suppliers to market and develop products under a variety of recognized and respected national and international brand names.  We also have relationships with certain suppliers to enable us to sell proprietary products which differentiate us from other retailers. The inability to effectively and efficiently manage and maintain our relationships with these suppliers could negatively impact our business operations and financial results.

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

If our domestic or international supply chain or our fulfillment network for our products is ineffective or disrupted for any reason, or if these operations are subject to trade policy changes, our results of operations could be adversely affected.
We source, stock and sell products from domestic and international vendors and their ability to reliably and efficiently fulfill our orders is critical to our business success. We source a large number of our products from foreign manufacturers with China continuing to be the dominant import source. The results of the November 2016 U.S. elections may signal a change in trade policy between the United States and other countries. Because we source a large percentage of our merchandise from outside the United States, major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income.

Financial instability among key vendors, political instability and labor unrest in source countries or elsewhere in our supply chain, changes in the costs of commodities in our supply chain (fuel, labor and currency exchange rates), port labor disputes and security, the outbreak of pandemics, weather-related events, natural disasters, work stoppages, shipping capacity restrains, changes in trade policy, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs or duties, fluctuations in currency exchange rates and transport availability, capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, we could experience delays in inventory, increased delivery costs or merchandise out-of-stocks that could lead to lost sales and decreased customer confidence, and adversely affect our results of operations.

Failure to effectively manage our third-party installers could result in increased operational and legal risks and negatively impact our business, financial condition and results of operations.
We use third-party installers to provide installation services to our customers, and, as the general contractor, we are subject to regulatory requirements and risks, applicable to general contractors, including the management of the permitting, licensing and quality of our third-party installers. Our failure to effectively manage such requirements, the third-party installers, and our internal processes regarding installation services could result in lost sales, fines and lawsuits, as well as damage to our reputation, which could negatively affect our business.

Operating internationally presents unique challenges, including some that have required us to adapt our store operations, merchandising, marketing and distribution functions to serve customers in Canada and Mexico. Our business and results of operations could be negatively affected if we are unable to effectively address these challenges.
We expect continued store growth over the next five years in Canada and Mexico.  Expanding internationally presents unique challenges that may increase the anticipated costs and risks, and slow the anticipated rate, of such expansion. Our future operating results in these countries or in other countries or regions in which we currently operate or may operate in the future could be negatively affected by a variety of factors, including unfavorable political or economic factors, adverse tax consequences, volatility in foreign currency exchange rates, increased difficulty in enforcing intellectual property rights, costs and difficulties of managing international operations, challenges with identifying and contracting with local suppliers and other risks created as a result of differences in culture, laws and regulations. These factors could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our results of operations and financial position. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

We must comply with various and multiple laws and regulations that differ substantially in each area where we operate. Changes in existing or new laws and regulations or regulatory enforcement priorities, or our inability to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
Laws and regulations at the local, regional, state, federal and international levels change frequently, and the changes can impose significant costs and other burdens of compliance on our business and our vendors.  If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to government enforcement action, litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance. These laws, rules and regulations include, but are not limited to, import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures to help ensure compliance with these laws, rules and regulations, there can be no certainty that our employees and third parties with whom we do business will not take actions in violation of our policies or laws. Many of these laws, rules and regulations are complex, evolving and are subject to varying interpretations and enforcement actions. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation could have an adverse impact, directly or indirectly, on our financial condition and results of operations.  We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements, negatively affecting our business, financial condition and results of operations.
We are, and in the future will become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. Furthermore, defending against these proceedings may require a diversion of management’s attention and resources. None of the legal proceedings in which we are currently involved, individually or collectively, is considered material.

Our financial performance could be adversely affected if our management information systems are seriously disrupted or we fail to properly maintain, improve, upgrade and expand those systems.
An important part of our efforts to provide an omni-channel experience for our customers, include investing in, maintaining and making ongoing improvements of our existing management information systems that support operations, such as sales, inventory replenishment, merchandise ordering, project design and execution, transportation, receipt processing and fulfillment.  Our systems are subject to damage or interruption as a result of catastrophic events, power outages, viruses, malicious attacks, telecommunications failures, and we may incur significant expense, data loss as well as an erosion of customer confidence. Additionally, we continually make investments in our systems which may introduce disruption. Our financial performance could be adversely affected if our management information systems are seriously disrupted or we fail to properly maintain, improve, upgrade and expand those systems.

Liquidity and access to capital rely on efficient, rational and open capital markets and are dependent on Lowe’s credit strength. Our inability to access capital markets could negatively affect our business, financial performance and results of operations.
We have relied on the public debt markets to fund portions of our capital investments and the commercial paper market and bank credit facilities to fund our working capital needs. Our access to these markets depends on our strong credit ratings, the overall condition of debt capital markets and our operating performance. Disruption in the financial markets or an erosion of our credit strength or declines on our credit rating could impact negatively our ability to meet capital requirements or fund working capital needs.

Our sales are dependent upon the health and stability of the general economy. Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable sales.
Many U.S. and global economic factors may adversely affect our financial performance.  These include, but are not limited to, periods of slow economic growth or recession, decreasing housing turnover or home price appreciation, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, high rates of unemployment, consumer debt levels, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, and acts of both domestic and international terrorism. Sales of many of our product categories and services are driven by the activity level of home improvement projects. Adverse development in these factors could result in a decrease in home improvement activity which could reduce demand for our products and services.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At February 3, 2017, our properties consisted of 2,129 stores in the U.S., Canada, and Mexico with a total of approximately 213 million square feet of selling space.  Of the total stores operating at February 3, 2017, approximately 79% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

Item 3 - Legal Proceedings

We are, from time to time, party to various legal proceedings considered to be in the normal course of business, none of which are considered material. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

Set forth below is a list of names and ages of the executive officers and certain significant employees of the registrant indicating all positions and offices with the registrant held by each such person and each person’s principal occupations or employment during the past five years. Each executive officer of the registrant is elected by the board of directors. Each executive officer of the registrant holds office from the date of election until a successor is elected or until his or her death, resignation or removal.

Name	Age	Title
Robert A. Niblock	54	Chairman of the Board, President and Chief Executive Officer since 2011.

Marshall A. Croom	56	Chief Financial Officer since March 2017; Chief Risk Officer, 2012 – March 2017; Senior Vice President and Chief Risk Officer, 2009 – 2012.

Rick D. Damron	54	Chief Operating Officer since 2012; Executive Vice President, Store Operations, 2011 – 2012.

Matthew V. Hollifield	50	Senior Vice President and Chief Accounting Officer since 2005.

Richard D. Maltsbarger	41	Chief Development Officer and President of International since 2015; Chief Development Officer, 2014 – 2015; Business Development Executive, 2012 – 2014; Senior Vice President, Strategy, 2011 – 2012.

Ross W. McCanless	59
Chief Legal Officer, Secretary and Chief Compliance Officer since 2016; General Counsel, Secretary and Chief Compliance Officer, 2015 – 2016; Chief Legal Officer, Extended Stay America, Inc. and ESH Hospitality, Inc., 2013 – 2014; Chief Legal Officer, HVM, L.L.C., 2012 – 2013.

Michael P. McDermott	47
Chief Customer Officer since 2016; Chief Merchandising Officer, 2014 – 2016; Senior Vice President and General Merchandising Manager – Building and Maintenance, 2013 – 2014; Sales Leader – Appliances, General Electric Company, 2011 – 2013.

N. Brian Peace	51	Corporate Administration Executive since 2012; Senior Vice President, Corporate Affairs, 2006 – 2012.

Paul D. Ramsay	52	Chief Information Officer since 2014; Senior Vice President, Information Technology, 2011 – 2014.

Jennifer L. Weber	50
Chief Human Resources Officer since 2016; Executive Vice President, External Affairs and Strategic Policy, Duke Energy Corporation, 2014 – 2016; Executive Vice President and Chief Human Resources Officer, Duke Energy Corporation, 2011 – 2014.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 31, 2017, there were 23,575 holders of record of Lowe’s common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

	Fiscal 2016			Fiscal 2015
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$77.63	$62.62	$0.28	$76.25	$66.17	$0.23
2nd Quarter	83.65	74.56	0.35	73.93	65.83	0.28
3rd Quarter	82.68	66.71	0.35	74.78	64.22	0.28
4th Quarter	76.47	64.87	0.35	78.13	66.93	0.28

Total Return to Shareholders

The following information in Item 5 of this Annual Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on February 3, 2012 in the Company’s common stock and each of the indices.

	2/3/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	2/3/2017
Lowe’s	$100.00	$144.61	$176.36	$262.41	$281.77	$293.31
S&P 500	100.00	115.06	138.42	158.11	157.06	190.14
S&P Retail Index	$100.00	$125.89	$157.75	$189.45	$221.27	$260.15

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2016:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 29, 2016 – November 25, 2016 [3]	3.4	$70.95	3.4	$367
November 26, 2016 – December 30, 2016	2.1	72.97	2.1	215
December 31, 2016 – February 3, 2017 [3]	2.2	72.09	2.2	5,076
As of February 3, 2017	7.7	$71.83	7.7	$5,076

[1]
During the fourth quarter of fiscal 2016, the Company repurchased an aggregate of 7.7 million shares of its common stock. The total number of shares purchased also includes an insignificant number of shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of restricted stock awards.

[2]
On March 20, 2015, the Company announced that its Board of Directors authorized a $5.0 billion repurchase program with no expiration. On January 27, 2017, the Company announced that its Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration. As of February 3, 2017, the Company had $5.1 billion share repurchases remaining available under the program. In fiscal 2017, the Company expects to repurchase shares totaling $3.5 billion through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations.

[3]
In November 2016, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $190 million of the Company’s common stock. Pursuant to the agreement, the Company paid $190 million to the financial institution and received an initial delivery of 2.4 million shares. In January 2017, the Company finalized the transaction and received an additional 0.2 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included in this Annual Report.

Item 6 - Selected Financial Data

Selected Statement of Earnings Data (In millions, except per share data)	2016 [1]	2015	2014	2013	2012
Net sales	$65,017	$59,074	$56,223	$53,417	$50,521
Gross margin	22,464	20,570	19,558	18,476	17,327
Operating income	5,846	4,971	4,792	4,149	3,560
Net earnings	3,093	2,546	2,698	2,286	1,959
Basic earnings per common share	3.48	2.73	2.71	2.14	1.69
Diluted earnings per common share	3.47	2.73	2.71	2.14	1.69
Dividends per share	$1.33	$1.07	$0.87	$0.70	$0.62
Selected Balance Sheet Data
Total assets	$34,408	$31,266	$31,721	$32,471	$32,441
Long-term debt, excluding current maturities	$14,394	$11,545	$10,806	$10,077	$9,022

[1]	Fiscal 2016 contained 53 weeks, while all other years contained 52 weeks.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended February 3, 2017 (our fiscal years 2016, 2015 and 2014).   Fiscal year 2016 contains 53 weeks of operating results compared to fiscal years 2015 and 2014 which contain 52 weeks. Unless otherwise noted, all references herein for the years 2016, 2015 and 2014 represent the fiscal years ended February 3, 2017, January 29, 2016 and January 30, 2015, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for 2016 were $65.0 billion, a 10.1% increase over fiscal year 2015. The increase in total sales was driven by an increase in comparable sales, the acquisition of RONA in May 2016, the 53rd week, and new stores. Comparable sales increased 4.2%, driven by a comparable average ticket increase of 2.5% and a comparable transaction increase of 1.6%. The addition of RONA and the 53rd week contributed 3.8% and 1.6%, respectively, to the sales growth for 2016. Net earnings increased 21.5% to $3.1 billion. Diluted earnings per common share increased 27.1% in fiscal year 2016 to $3.47 from $2.73 in 2015. Adjusting 2016 and 2015 amounts for certain significant discrete items not originally contemplated in the business outlooks for those respective years, adjusted diluted earnings per common share increased 21.3% in fiscal year 2016 to $3.99 from $3.29 in 2015 (see discussion on non-GAAP financial measures beginning on page 22).
For 2016, cash flows from operating activities were approximately $5.6 billion, with $1.2 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased 46.7 million shares of stock through the share repurchase program for $3.5 billion and paid $1.1 billion in dividends during the year.
Throughout 2016, we remained committed to our key priorities including differentiating ourselves with better customer experiences and improving our product and service offering for the Pro customer. In addition, we continued to enhance our omni-channel experiences, driving customer engagement by delivering convenience, inspiration, expertise, and efficiency across the most relevant moments of the customer’s project journey.
We continued to leverage our larger store formats and expertise in customer experience design to create product sets to inspire customers to envision a variety of possibilities in their own homes. Our customer experience design work is rooted in research around customers’ expectations and how they think about home improvement projects. Whether it is showcasing a series of kitchen vignettes to highlight all the design elements of a kitchen remodel, or a smaller project, such as a bathroom lighting upgrade, we simplify presentation by grouping fixtures by style and collection in order to provide a cohesive decorating solution. By providing an integrated assortment of products, inspiring and intuitive presentation and display, and optimal service components across all selling channels, we are able to provide better customer experiences that differentiate us in the marketplace.
We remained committed to building upon our strong foundation with the Pro customer by continuing to advance our product and service offerings to meet their unique needs. Throughout the year, we made improvements to inventory depth, national and local brand assortment, and the strength of our service offering through the use of our Account Executive ProServices teams. We enhanced features and functionality of LowesForPros.com, which provides an e-commerce platform where the Pro customer can develop requisition lists, access purchase history, create custom catalogs, and simplify online ordering, saving time and allowing them to run their business more efficiently.
We continued to enhance our omni-channel capabilities during the year. We upgraded the Lowes.com shopping experience with improved product content and search functionality inclusive of upgrades such as refined search algorithms, expanded content recommendations, improved click-to-chat capabilities, larger images, and expanded product views, and video content. We have built an array of tools to help our customers visualize their projects and bring them to life, displaying project ideas on Pinterest, Facebook, and our own channels on Apple TV, Fire TV, and Roku in addition to lowes.com and YouTube. During 2016, we completed the national rollout of our interior project specialist program. Both interior and exterior project specialists are now available across all U.S. home improvement stores to meet with customers in their homes to design, plan, and complete their home improvement projects. This in-home selling program, which is a critical element of our omni-channel strategy, represents a differentiated capability in capturing and serving customers’ interior and exterior project demand.
During the second quarter of 2016, we also completed our acquisition of RONA, one of Canada’s largest retailers and distributors of hardware, building materials, home renovation, and gardening products. The acquisition enables the Company to accelerate its growth strategy in the Canadian home improvement market, and we continued to make progress on the integration of RONA in the second half of the year. We remain focused on three critical factors to enable us to enhance our competitiveness and profitability in Canada and position us to capitalize on the long-term potential of the market. These include enhancing customer relevance, expanding customer reach by serving a new portion of the market, and driving increased profitability by leveraging our shared supplier relationships, enhanced scale, and private-label brand capabilities while eliminating RONA’s public company costs.
Looking Forward

Economic forecasts for 2017 suggest the outlook for the home improvement industry remains favorable as the economy continues to be led by growth in consumer spending. The home improvement industry is poised to grow its share of wallet as a percent of overall consumer spending, given sustained home price recovery and continued job and income gains. In addition, consumer balance sheets are strong as debt service ratios are near record lows and access to credit is gradually improving. Along with stronger incomes and rising home prices, we believe stronger household financial conditions will support discretionary home improvement spending. These macro factors should continue to contribute to household formation, which will sustain home buying and related spending as homeowners upgrade and refresh their homes.

In 2017, we look to build upon our strong foundation to better serve the needs of a rapidly changing customer and capitalize on a favorable macroeconomic backdrop. We are focused on three strategic objectives to drive value for our customers and shareholders. First, we are dedicated to expanding the reach of home improvement and driving profitable share gains. We are working to serve more customers - DIY, DIFM, and Pro - more effectively and differentiate ourselves by establishing market leadership for home improvement project solutions. Second, we are further adapting to an evolving customer, developing capabilities to anticipate and support their needs. We are empowering customers across the most relevant moments of their project journey, and we are advancing our customer service experience capabilities through our omni-channel assets. Finally, we are committed to generating long-term profitable growth and substantial returns for shareholders. By enhancing our operating discipline and focus, we are making productivity a core strength for Lowe’s. This commitment will drive focus and prioritization, allowing for investment in future capabilities to grow the business, maintain our leadership position, and drive value for shareholders.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year[1]
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net sales	100.00%	100.00%	N/A	10.1%
Gross margin	34.55	34.82	(27)	9.2
Expenses:
Selling, general and administrative	23.27	23.88	(61)	7.2
Depreciation and amortization	2.29	2.53	(24)	(0.3)
Operating income	8.99	8.41	58	17.6
Interest - net	0.99	0.93	6	16.9
Pre-tax earnings	8.00	7.48	52	17.7
Income tax provision	3.24	3.17	7	12.6
Net earnings	4.76%	4.31%	45	21.5%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net sales	100.00%	100.00%	N/A	5.1%
Gross margin	34.82	34.79	3	5.2
Expenses:
Selling, general and administrative	23.88	23.60	28	6.3
Depreciation and amortization	2.53	2.66	(13)	—
Operating income	8.41	8.53	(12)	3.7
Interest - net	0.93	0.92	1	7.0
Pre-tax earnings	7.48	7.61	(13)	3.3
Income tax provision	3.17	2.81	36	18.6
Net earnings	4.31%	4.80%	(49)	(5.6)%

Other Metrics	2016	2015	2014
Comparable sales increase [2]	4.2%	4.8%	4.3%
Total customer transactions (in millions) [1]	945	878	857
Average ticket [3]	$68.82	$67.26	$65.61
At end of year:
Number of stores [4]	2,129	1,857	1,840
Sales floor square feet (in millions)	213	202	201
Average store size selling square feet (in thousands) [5]	100	109	109
Return on average assets [6]	8.9%	7.8%	8.2%
Return on average shareholders’ equity [7]	44.4%	28.8%	24.4%
Return on invested capital [8]	15.8%	14.1%	13.9%

[1]	The fiscal year ended February 3, 2017 had 53 weeks. The fiscal years ended January 29, 2016 and January 30, 2015 had 52 weeks.

[2]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable one month prior to its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which did not have a meaningful impact for the periods presented. The comparable store sales calculation for 2016 included in the preceding table was calculated using sales for a comparable 53-week period.

[3]	Average ticket is defined as net sales divided by the total number of customer transactions.

[4]	The number of stores as of February 3, 2017 includes 245 stores acquired in the acquisition of RONA.

[5]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.

[6]	Return on average assets is defined as net earnings divided by average total assets for the last five quarters.

[7]	Return on average shareholders’ equity is defined as net earnings divided by average shareholders’ equity for the last five quarters.

[8]	Return on invested capital is a non-GAAP financial measure. See below for additional information and a reconciliation to the most comparable GAAP measure.

Non-GAAP Financial Measures

Return on Invested Capital

Return on Invested Capital (ROIC) is a non-GAAP financial measure. We believe ROIC is a meaningful metric for investors because it represents management’s measure of how effectively the Company is using capital to generate profits.

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	2016	2015	2014
Calculation of Return on Invested Capital
Numerator
Net earnings	$3,093	$2,546	$2,698
Plus:
Interest expense - net	645	552	516
Provision for income taxes	2,108	1,873	1,578
Earnings before interest and taxes	5,846	4,971	4,792
Less:
Income tax adjustment [1]	2,370	2,058	1,769
Net operating profit after tax	$3,476	$2,913	$3,024
Effective tax rate	40.5%	42.4%	36.9%
Denominator
Average debt and equity [2]	$21,958	$20,693	$21,744
Return on invested capital	15.8%	14.1%	13.9%

Calculation of Return on Average Debt and Equity
Numerator
Net earnings	$3,093	$2,546	$2,698
Denominator
Average debt and equity [2]	$21,958	$20,693	$21,744
Return on average debt and equity	14.1%	12.3%	12.4%

[1]	Income tax adjustment is defined as earnings before interest and taxes multiplied by the effective tax rate.

[2]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Adjusted Diluted Earnings Per Share
To provide additional transparency, the Company has presented non-GAAP financial measures of adjusted diluted earnings per share to exclude the impact of certain discrete items not contemplated in Lowe’s 2016 and 2015 business outlooks. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance.

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining this non-GAAP financial measure may differ from the method used by other companies for this or similar non-GAAP financial measures. Accordingly, these non-GAAP measures may not be comparable to the measures used by other companies.

	2016			2015
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$3.47			$2.73
Non-GAAP Adjustments - per share impacts
Severance-related costs [1]	0.09	(0.03)	0.06	—	—	—
IRC Section 987 charge [2]	—	0.04	0.04	—	—	—
Premium paid to acquire noncontrolling interest [3]	—	—	0.02	—	—	—
Net gain on foreign currency hedge [4]	(0.09)	0.04	(0.05)	—	—	—
Australian joint venture impairment [5]	0.33	—	0.33	0.56	—	0.56
Project write-offs [6]	0.11	(0.04)	0.07	—	—	—
Orchard Supply Hardware goodwill and long-lived asset impairment [7]	0.08	(0.03)	0.05	—	—	—
Adjusted diluted earnings per share			$3.99			$3.29

[1]	Represents the costs associated with the Company’s organizational changes in the stores, distribution centers, and corporate offices.

[2]	Represents tax charge primarily related to the passage of Internal Revenue Code Section 987 regulations in 2016.

[3]	Represents the premium paid to RONA’s preferred shareholders. Under the two-class method, the premium paid was deducted from net earnings to compute net earnings allocable to common shareholders.

[4]	Represents the net settlement of a foreign currency hedge entered into in advance of the Company’s acquisition of RONA during 2016.

[5]	Represents impairment charges related to the Company’s Australian joint venture with Woolworths.

[6]	Represents charges recognized in 2016 for projects canceled as a part of the Company’s ongoing review of strategic initiatives.

[7]	Represents impairment charges associated with the Company’s Orchard Supply Hardware operations as part of a strategic reassessment of this business during 2016.

Fiscal 2016 Compared to Fiscal 2015

For the purpose of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based upon comparable 53-week periods.

Net sales – Net sales increased 10.1% to $65.0 billion in 2016. The increase in total sales was driven by an increase in comparable sales, the addition of RONA, the 53rd week, and new stores. The addition of RONA and the 53rd week contributed 3.8% and 1.6%, respectively, to the sales growth for 2016. The comparable sales increase of 4.2% in 2016 was driven by a 2.5% increase in comparable average ticket and a 1.6% increase in comparable customer transactions. Comparable sales during each quarter of the fiscal year, as reported, were 7.3% in the first quarter, 2.0% in the second quarter, 2.7% in the third quarter, and 5.1% in the fourth quarter.

All of our product categories experienced comparable sales increases for the year. During 2016, we experienced comparable sales increases above the company average in Lumber & Building Materials, Appliances, Tools & Hardware, and Lawn & Garden. Performance in Lumber & Building Materials and Tools & Hardware was driven by strong demand from the Pro customer. Tools & Hardware also benefited from customers’ positive response to our continued enhancements in product assortment and brand relevance. Strong brand and service advantages in Appliances, as well as our continued investment in customer experience both in-store and online, drove solid comparable sales during the year. An extended outdoor selling season as a result of favorable weather conditions, positively impacted sales within Lawn & Garden. Geographically, all of our 14 U.S. regions experienced increases in comparable store sales, with the strongest results in the South and Northwest.

During the fourth quarter of 2016, we experienced comparable sales increases in 12 of 13 product categories, with comparable sales increases above the company average in Appliances, Lawn & Garden, Kitchens, Lumber & Building Materials, and Rough Plumbing & Electrical. We experienced low single-digit negative comparable sales in Outdoor Power Equipment. Strong brand and service advantages in Appliances as well as our successful Holiday events drove solid comparable sales during the quarter. Performance in Kitchens was driven by our strategy to focus on the entire Kitchen project, investment in project specialists, and targeted promotions. We experienced strength in several outdoor project categories, including Lawn & Garden, Lumber & Building Materials, and Rough Plumbing & Electrical. Warmer weather, particularly in the South and West, drove strong demand for outdoor projects in Lawn & Garden. Lumber & Building Materials benefited from continued recovery efforts from Hurricane Matthew and Louisiana flooding, as well as strong performance with the Pro customer. Performance in Outdoor Power Equipment was primarily driven by strong performance of winter-weather related products, such as snow throwers and generators, in the prior year due to a significant winter storm in the northeast during the fourth quarter.

Gross margin – Gross margin of 34.55% for 2016 represented a 27 basis point decrease from 2015. The change was primarily driven by 23 basis points decrease due to purchase price adjustments to RONA’s opening inventory balance, and 11 basis points decrease due to targeted promotional activity, partially offset by 9 basis points increase due to cost reductions associated with Value Improvement efforts.

During the fourth quarter of 2016, gross margin of 34.41% decreased 25 basis points as a percentage of sales. Gross margin was negatively impacted 25 basis points by the RONA business, primarily driven by purchase price adjustments to their opening inventory balance and mix of business.

SG&A – SG&A expense for 2016 leveraged 61 basis points as a percentage of sales compared to 2015. This was primarily driven by 45 basis points of net leverage associated with impairment charges recorded during 2016 versus 2015 relating to our Australian joint venture with Woolworths. We experienced 15 basis points of leverage associated with incentive compensation, 14 basis points in employee insurance costs, and 12 basis points related to the settlement of the foreign currency option contract entered into in anticipation of the RONA acquisition. This was partially offset by 15 basis points of deleverage associated with the write-off of cancelled technology-enabled projects as part of an ongoing review of our strategic initiatives and 12 basis points associated with severance and related costs for organizational changes in the stores, distribution centers, and corporate offices.

During the fourth quarter of 2016, SG&A expense leveraged 445 basis points as a percentage of sales due primarily to 403 basis points of leverage associated with a non-cash impairment charge resulting from our decision to exit our Australian joint venture recorded in the fourth quarter of the prior year. We experienced 59 basis points of leverage in benefits primarily related to incentive compensation due to lower attainment levels compared to the same quarter of the prior year. These were partially offset by 53 basis points of deleverage associated with separation events for organizational changes in the stores, distribution centers, and corporate offices. Store environment, operating salaries, and certain other costs also leveraged as a result of sales growth.

Depreciation and amortization – Depreciation and amortization expense leveraged 24 basis points for 2016 compared to 2015 primarily due to the increase in sales from the 53rd week, partially offset by incremental expense due to the acquisition of RONA. Property, less accumulated depreciation, increased to $19.9 billion at February 3, 2017, compared to $19.6 billion at January 29, 2016.  As of February 3, 2017 and January 29, 2016, we owned 79% and 86% of our stores, respectively, which included stores on leased land.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2016	2015
Interest expense, net of amount capitalized	$647	$548
Amortization of original issue discount and loan costs	10	8
Interest income	(12)	(4)
Interest - net	$645	$552

Net interest expense increased due primarily to an increase in total debt compared to the prior year.

Income tax provision - Our effective income tax rate was 40.5% in 2016 compared to 42.4% in 2015. During 2016, the Company was impacted by the passage of the U.S. Internal Revenue Service Internal Revenue Code Section 987, which negatively impacted the income tax rate due to the adjustment of deferred tax assets associated with cumulative currency translation adjustments related to certain of the Company’s international operations. In addition, the Company recorded a deferred tax asset related to the investment in the Australian joint venture with Woolworths associated with the non-cash impairment charges that occurred during both 2016 and 2015.  The deferred tax asset associated with these losses was offset with the establishment of a full valuation allowance due to the fact the benefit of these losses can only be realized to the extent the Company has available capital gains for offset, and no present or future capital gains have been identified through which this deferred tax asset can be realized.

Our effective income tax rates were 40.3% and 96.1% for the three months ended February 3, 2017 and January 29, 2016, respectively, due to the same factors that impacted the income tax provision in the year.

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

Gross margin – Gross margin of 34.82% for 2015 represented a three basis point increase from 2014 and was primarily driven by cost reductions associated with Value Improvement efforts and product cost deflation, partially offset by negative impacts from targeted promotional activity and mix of products sold.

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

During the fourth quarter of 2015, SG&A expense deleveraged 331 basis points as a percentage of sales due primarily to 401 basis points of deleverage associated with the Australian joint venture impairment charge partially offset by leverage in operating salaries, advertising expense, utilities, employee insurance, and certain other fixed costs. We experienced 25 basis points of leverage in operating salaries associated with optimization of store payroll hours and 20 basis points in advertising expense due to more efficient and effective media mix. We also experienced 12 basis points of leverage in utilities primarily the result of warmer weather and 12 basis points in employee insurance costs due to a reduction in the number and severity of claims. Certain other fixed costs also leveraged as a result of sales growth.

Depreciation and amortization – Depreciation and amortization expense leveraged 13 basis points for 2015 compared to 2014 primarily due to the increase in sales.  Property, less accumulated depreciation, decreased to $19.6 billion at January 29, 2016 compared to $20.0 billion at January 30, 2015.  At January 29, 2016 and January 30, 2015, we owned 86% of our stores, which included stores on leased land.

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

Income tax provision – Our effective income tax rate was 42.4% in 2015 compared to 36.9% in 2014. During 2015, the Company recorded a deferred tax asset related to losses associated with the joint venture investment in Australia with Woolworths Limited. The deferred tax asset associated with these losses was offset with the establishment of a full valuation allowance due to the fact the benefit of these losses can only be realized to the extent the Company has available capital gains for offset, and no present or future capital gains have been identified through which this deferred tax asset can be realized. The effective tax rate in 2014 benefited from the favorable settlement of certain federal tax matters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for each of the three most recent fiscal years ended February 3, 2017:

(In millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	5,617	4,784	4,929
Investing activities	(3,361)	(1,343)	(1,088)
Financing activities	(2,092)	(3,493)	(3,761)

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for 2016 versus 2015 was primarily driven by an increase in net earnings, adjusted for non-cash expenses and improved working capital management. The decrease in net cash provided by operating activities for 2015 versus 2014 was primarily driven by changes in working capital.

The increase in net cash used in investing activities for 2016 versus 2015 was primarily driven by the acquisition of RONA. The increase in net cash used in investing activities for 2015 versus 2014 was primarily driven by increased capital expenditures and purchases of investments, net of sales and maturities, partially offset by decreased contributions to equity method investments.

The decrease in net cash used in financing activities for 2016 versus 2015 was driven primarily by an increase in net proceeds from the issuance of long-term debt. The Company received proceeds of $3.3 billion from the issuance of unsecured notes in 2016 compared to $1.7 billion in 2015. The decrease in net cash used in financing activities is also attributable to a decrease in share repurchases, and is partially offset by an increase in repayments of long-term debt. The decrease in net cash used in financing activities for 2015 versus 2014 was driven primarily by increased proceeds from the issuance of long-term debt in 2015 and net repayments of short-term borrowings in 2014 versus net borrowings in 2015. This was partially offset by increased repayments of long-term debt and increased cash dividend payments in 2015.

Sources of Liquidity

Liquidity is provided primarily by our cash flows from operations, short-term borrowing facilities, and long-term debt.

In November 2016, the Company entered into an amended and restated credit agreement (the Amended Facility) with a syndicate of banks to modify the Company’s credit agreement dated August 29, 2014 (the 2014 Credit Facility), which provided for borrowings up to $1.75 billion through August 2019. The Amended Facility extends the maturity date to

November 2021 and continues to provide for borrowings up to $1.75 billion. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Amended Facility, the Company may increase the aggregate availability by an additional $500 million. The Amended Facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility. The Amended Facility contains customary representations, warranties, and covenants for a transaction of this type. We were in compliance with those covenants at February 3, 2017. As of February 3, 2017, there were $510 million of outstanding borrowings under the commercial paper program and no outstanding borrowings or letters of credit under the credit facility.

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of April 3, 2017, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures

Our fiscal 2017 capital forecast is approximately $1.4 billion. Investments in our existing stores, including investments in remerchandising, store equipment, and technology, are expected to account for approximately 40% of net cash outflow. Our expansion plans are expected to account for approximately 35% of planned net cash outflow. Approximately 20% of planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure. Other planned capital expenditures, accounting for approximately 5% of planned net cash outflow, are for investments in our existing distribution network.

Debt and capital

Unsecured debt of $500 million and $250 million is scheduled to mature in April 2017 and September 2017, respectively. See Note 8 to the consolidated financial statements included herein for additional information regarding long-term debt, including fiscal year 2016 financing activities.

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of February 3, 2017, we had $5.1 billion share repurchases remaining available under our program with no expiration date. In fiscal 2017, we expect to repurchase shares totaling $3.5 billion through purchases made from time to time either in the open market or through private off market transactions in accordance with SEC regulations. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends declared during fiscal 2016 totaled $1.2 billion. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.  The dividend declared in the fourth quarter of 2016 was paid in fiscal 2017 and totaled $304 million.

Our ratio of debt to equity plus debt was 70.8% and 62.3% as of February 3, 2017, and January 29, 2016, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a current or future material effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at February 3, 2017:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discount and debt issuance costs)	$14,466	$751	$1,301	$1,526	$10,888
Long-term debt (interest payments)	9,533	577	1,105	1,037	6,814
Capitalized lease obligations [1,2]	1,454	87	260	165	942
Operating leases [1]	5,853	617	1,140	974	3,122
Purchase obligations [3]	1,409	876	393	139	1
Total contractual obligations	$32,715	$2,908	$4,199	$3,841	$21,767

	Amount of Commitment Expiration by Period
Commercial Commitments (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit [4]	$67	$60	$7	$—	$—

[1]	Amounts do not include taxes, common area maintenance, insurance, or contingent rent because these amounts have historically been insignificant.

[2]	Amounts include imputed interest and residual values.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements and notes to consolidated financial statements presented in this Annual Report requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 1 to the consolidated financial statements.  We believe that the following accounting policies affect the most significant estimates and management judgments used in preparing the consolidated financial statements.

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2016, our reserve increased approximately $14 million to $59 million as of February 3, 2017.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  During 2016, the inventory shrinkage reserve increased approximately $18 million to $189 million as of February 3, 2017.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $3 million for 2016. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrinkage reserve would have affected net earnings by approximately $12 million for 2016.

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

Impairment of Investments

Description
We use the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these companies is included in consolidated net earnings. We use the cost method to account for investments in companies for which we do not exercise significant influence. Each of the Company’s equity method and cost method investments are subject to a review for impairment if, and when, circumstances indicate that the fair value of our investment could be less than the carrying value. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates, and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the results of our review indicate an other than temporary decline in the carrying value of our investment, the Company would write down the investment to its estimated fair value.

Judgments and uncertainties involved in the estimate
Our impairment evaluations for equity method and cost method investments require us to apply judgment in determining whether a decrease in value that is other than temporary has occurred. If we need to assess the recoverability of our investments, we will make assumptions regarding estimated future cash flows of those investments. These calculations require us to apply judgments, including assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions.

Effect if actual results differ from assumptions
We own a one-third share in Hydrox Holdings Pty Ltd., a joint venture with Woolworths Limited (Woolworths), which operates Masters Home Improvement stores and Home Timber and Hardware Group’s retail stores and wholesale distribution in Australia.  As a result of our decision to exit the investment in 2015, Woolworths is required to purchase Lowe’s one-third share of the joint venture at fair value as of January 18, 2016, the date of our notification of our intention to exit. The process for the two parties agreeing on fair value is prescribed in the Joint Venture Agreement.

During the third quarter of fiscal year 2016, Woolworths claimed a unilateral termination of the joint venture agreement, and executed other agreements to initiate the wind down of Hydrox without the Company’s approval as required under the joint venture agreement. Due to this, Lowe’s has concluded that under applicable accounting standards, the investment should be accounted for as a cost method investment going forward. As a result of this determination, accumulated foreign currency translation adjustments of $208 million were reclassified from accumulated other comprehensive loss into the carrying value of the cost method investment. In addition, the unilateral actions of Woolworths to begin the liquidation of Hydrox, represented a triggering event requiring the Company to evaluate the cost method investment for impairment. Management determined that the requirements for determining impairment were met, and leveraged wind down cash flow projections in determining the estimated fair value of the entity. The value was determined using an income approach based upon the expected future cash flows generated from the settlement of assets and liabilities inclusive of inventory, property, payables, lease liabilities and employee entitlements. As a result, the Company recorded a $290 million non-cash impairment charge during the third quarter of fiscal 2016 to reflect its estimated portion of the overall joint venture fair value in wind down. The assumptions that most significantly affect the fair value determination include the projected future cash anticipated in the settlement of assets and liabilities by Woolworths.  Further changes in this estimate are possible as the parties proceed through the final stages of the valuation process as defined in the Joint Venture Agreement.  The carrying value of the investment as of February 3, 2017 is $103 million. A 10% change in our current estimate of fair value of the joint venture would have affected net earnings by approximately $10 million for 2016.

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

Effect if actual results differ from assumptions
During 2016, 14 operating locations experienced a triggering event and were evaluated for recoverability. Eleven of the 14 operating locations were determined to be impaired due to a decline in recent cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $34 million during 2016, compared to impairment losses of $8 million related to two operating locations impaired during 2015. Three of the 14 operating locations that experienced a triggering event during 2016 were determined to be recoverable and, therefore, were not impaired. A 10% reduction in projected sales used to estimate future cash flows for these operating locations would not have had a significant impact to impairment losses recognized during 2016.

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

Goodwill

Description
Goodwill is not amortized but is evaluated for impairment at least annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the two-step goodwill impairment test is necessary.

The first step of the goodwill impairment test used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted future cash flows. If the fair value exceeds carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Judgments and uncertainties involved in the estimate
The determination of the fair value of the reporting units requires us to make significant estimates and assumptions, including store growth rates, existing store sales growth rates, forecasting expenses and selecting appropriate discount rates.

Effect if actual results differ from assumptions
During the third quarter of fiscal year 2016, we determined our Orchard Supply Hardware (Orchard) reporting unit was impaired. We recorded impairment loss related to the Orchard reporting unit of $46 million, which represented the entire amount of goodwill allocated to this reporting unit.

The carrying value of goodwill as of February 3, 2017, was $1.1 billion. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plan, and certain medical and dental claims. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $5 million per occurrence involving general or product liability, and $10 million per occurrence involving automobile. We do not have any insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2016, our self-insurance liability decreased approximately $52 million to $831 million as of February 3, 2017.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $51 million for 2016. A 100 basis point change in our discount rate would have affected net earnings by approximately $17 million for 2016.

Revenue Recognition

Description
See Note 1 to the consolidated financial statements for a discussion of our revenue recognition policies. The following accounting estimates relating to revenue recognition require management to make assumptions and apply judgment regarding the effects of future events that cannot be determined with certainty.

We sell separately-priced extended protection plan contracts under a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenues from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to four years from the date of purchase or the end of the manufacturer’s warranty, as applicable.  The Company consistently groups and evaluates extended protection plan contracts based on the characteristics of the underlying products and the coverage provided in order to monitor for expected losses.  A loss on the overall contract would be recognized if the expected costs of performing services under the contracts exceeded the amount of unamortized acquisition costs and related deferred revenue associated with the contracts. Deferred revenues associated with the extended protection plan contracts increased $34 million to $763 million as of February 3, 2017.

We defer revenue and cost of sales associated with settled transactions for which customers have not yet taken possession of merchandise or for which installation has not yet been completed.  Revenue is deferred based on the actual amounts received.  We use historical gross margin rates to estimate the adjustment to cost of sales for these transactions.  During 2016, deferred revenues associated with these transactions increased $136 million to $755 million as of February 3, 2017.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to recognize revenue on our extended protection plan contracts during the past three fiscal years. We currently do not anticipate incurring any overall contract losses on our extended protection plan contracts. Although we believe that we have the ability to adequately monitor and estimate expected losses under the extended protection plan contracts, it is possible that actual results could differ from our estimates. In addition, if future evidence indicates that the costs of performing services under these contracts are incurred on other than a straight-line basis, the timing of revenue recognition under these contracts could change. A 10% change in the amount of revenue recognized in 2016 under these contracts would have affected net earnings by approximately $22 million.

We have not made any material changes in the methodology used to reverse net sales and cost of sales related to amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed. We believe we have sufficient current and historical knowledge to record reasonable estimates related to the impact to cost of sales for these transactions. However, if actual results are not consistent with our estimates or assumptions, we may incur additional income or expense. A 10% change in the estimate of the gross margin rates applied to these transactions would have affected net earnings by approximately $11 million in 2016.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We speak throughout this Annual Report in forward-looking statements about our future, but particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The words “believe,” “expect,” “will,” “should,” “suggest”, and other similar expressions are intended to identify those forward-looking statements.  While we believe our expectations are reasonable, they are not guarantees of future performance.  Our actual results could differ substantially from our expectations.

For a detailed description of the risks and uncertainties that we are exposed to, you should read the “Risk Factors” included elsewhere in this Annual Report. All forward-looking statements speak only as of the date of this Annual Report or, in the case of any document incorporated by reference, the date of that document.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section and in the “Risk Factors” included elsewhere in this Annual Report.  We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of February 3, 2017.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of February 3, 2017, our Internal Control is effective.

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded RONA inc. (RONA), a wholly owned subsidiary of Lowe’s Companies Inc. that consisted of the net assets purchased from RONA in May 2016. RONA represented 8.9% and 3.4% of the Company’s consolidated total assets and consolidated net sales, respectively, as of and for the year ended February 3, 2017. This acquisition is more fully discussed in Note 2 to our Consolidated Financial Statements for fiscal year 2016.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 3, 2017 and January 29, 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2017 and January 29, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 3, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
April 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of  February 3, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at RONA Inc. (“RONA”), which was acquired on May 20, 2016 and whose financial statements constitute 8.9% and 3.4% of the Company’s consolidated total assets and consolidated net sales, respectively, as of and for the fiscal year ended February 3, 2017. Accordingly, our audit did not include the internal control over financial reporting at RONA. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 3, 2017 of the Company and our report dated April 3, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
April 3, 2017

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	February 3, 2017	% Sales	January 29, 2016	% Sales	January 30, 2015	% Sales
Fiscal years ended on
Net sales	$65,017	100.00%	$59,074	100.00%	$56,223	100.00%
Cost of sales	42,553	65.45	38,504	65.18	36,665	65.21
Gross margin	22,464	34.55	20,570	34.82	19,558	34.79
Expenses:
Selling, general and administrative	15,129	23.27	14,105	23.88	13,272	23.60
Depreciation and amortization	1,489	2.29	1,494	2.53	1,494	2.66
Operating income	5,846	8.99	4,971	8.41	4,792	8.53
Interest - net	645	0.99	552	0.93	516	0.92
Pre-tax earnings	5,201	8.00	4,419	7.48	4,276	7.61
Income tax provision	2,108	3.24	1,873	3.17	1,578	2.81
Net earnings	$3,093	4.76%	$2,546	4.31%	$2,698	4.80%

Basic earnings per common share	$3.48		$2.73		$2.71
Diluted earnings per common share	$3.47		$2.73		$2.71
Cash dividends per share	$1.33		$1.07		$0.87

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	February 3, 2017	% Sales	January 29, 2016	% Sales	January 30, 2015	% Sales
Fiscal years ended on
Net earnings	$3,093	4.76%	$2,546	4.31%	$2,698	4.80%
Foreign currency translation adjustments - net of tax	154	0.23	(291)	(0.49)	(86)	(0.15)
Other comprehensive income/(loss)	154	0.23	(291)	(0.49)	(86)	(0.15)
Comprehensive income	$3,247	4.99%	$2,255	3.82%	$2,612	4.65%

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value and percentage data)

		February 3, 2017	% Total	January 29, 2016	% Total

Assets
Current assets:
Cash and cash equivalents		$558	1.6%	$405	1.3%
Short-term investments		100	0.3	307	1.0
Merchandise inventory - net		10,458	30.4	9,458	30.3
Other current assets		884	2.6	391	1.3
Total current assets		12,000	34.9	10,561	33.9
Property, less accumulated depreciation		19,949	58.0	19,577	62.6
Long-term investments		366	1.1	222	0.7
Deferred income taxes - net		222	0.6	241	0.8
Goodwill		1,082	3.1	154	0.5
Other assets		789	2.3	511	1.5
Total assets		$34,408	100.0%	$31,266	100.0%

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings		$510	1.5%	$43	0.1%
Current maturities of long-term debt		795	2.3	1,061	3.4
Accounts payable		6,651	19.3	5,633	18.0
Accrued compensation and employee benefits		790	2.3	820	2.6
Deferred revenue		1,253	3.6	1,078	3.4
Other current liabilities		1,975	5.7	1,857	6.1
Total current liabilities		11,974	34.7	10,492	33.6
Long-term debt, excluding current maturities		14,394	41.8	11,545	36.9
Deferred revenue - extended protection plans		763	2.2	729	2.3
Other liabilities		843	2.6	846	2.7
Total liabilities		27,974	81.3	23,612	75.5

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $5 par value, none issued		—	—	—	—
Common stock - $.50 par value;
Shares issued and outstanding
February 3, 2017	866
January 29, 2016	910	433	1.3	455	1.5
Capital in excess of par value		—	—	—	—
Retained earnings		6,241	18.1	7,593	24.3
Accumulated other comprehensive loss		(240)	(0.7)	(394)	(1.3)
Total shareholders’ equity		6,434	18.7	7,654	24.5
Total liabilities and shareholders’ equity		$34,408	100.0%	$31,266	100.0%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Lowe’s Companies, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance January 31, 2014	1,030	$515	$—	$11,355	$(17)	$11,853	$—	$11,853
Net earnings				2,698		2,698		2,698
Other comprehensive loss					(86)	(86)		(86)
Tax effect of non-qualified stock options exercised and restricted stock vested			41			41		41
Cash dividends declared, $0.87 per share				(858)		(858)		(858)
Share-based payment expense			111			111		111
Repurchase of common stock	(75)	(37)	(286)	(3,604)		(3,927)		(3,927)
Issuance of common stock under share-based payment plans	5	2	134			136		136
Balance January 30, 2015	960	$480	$—	$9,591	$(103)	$9,968	$—	$9,968
Net earnings				2,546		2,546		2,546
Other comprehensive loss					(291)	(291)		(291)
Tax effect of non-qualified stock options exercised and restricted stock vested			61			61		61
Cash dividends declared, $1.07 per share				(991)		(991)		(991)
Share-based payment expense			112			112		112
Repurchase of common stock	(54)	(27)	(298)	(3,553)		(3,878)		(3,878)
Issuance of common stock under share-based payment plans	4	2	125			127		127
Balance January 29, 2016	910	$455	$—	$7,593	$(394)	$7,654	$—	7,654
Net earnings				3,091		3,091	2	3,093
Other comprehensive income					154	154		154
Tax effect of non-qualified stock options exercised and restricted stock vested			57			57		57
Cash dividends declared, $1.33 per share				(1,169)		(1,169)		(1,169)
Share-based payment expense			104			104		104
Repurchase of common stock	(48)	(24)	(279)	(3,274)		(3,577)		(3,577)
Issuance of common stock under share-based payment plans	4	2	136			138		138
Noncontrolling interest resulting from acquisition						—	109	109
Dividends paid to noncontrolling interest holders						—	(2)	(2)
Purchase of noncontrolling interest			(18)			(18)	(109)	(127)
Balance February 3, 2017	866	$433	$—	$6,241	$(240)	$6,434	$—	$6,434
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	February 3, 2017	January 29, 2016	January 30, 2015
Fiscal years ended on
Cash flows from operating activities:
Net earnings	$3,093	$2,546	$2,698
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,590	1,587	1,586
Deferred income taxes	28	(68)	(124)
Loss on property and other assets – net	143	30	25
Loss on cost method and equity method investments	302	594	57
Share-based payment expense	90	117	119
Changes in operating assets and liabilities:
Merchandise inventory – net	(178)	(582)	170
Other operating assets	(183)	(34)	83
Accounts payable	653	524	127
Other operating liabilities	79	70	188
Net cash provided by operating activities	5,617	4,784	4,929

Cash flows from investing activities:
Purchases of investments	(1,192)	(934)	(820)
Proceeds from sale/maturity of investments	1,254	884	805
Capital expenditures	(1,167)	(1,197)	(880)
Contributions to equity method investments – net	—	(125)	(241)
Proceeds from sale of property and other long-term assets	37	57	52
Purchases of derivative instruments	(103)	—	—
Proceeds from settlement of derivative instruments	179	—	—
Acquisition of business - net	(2,356)	—	—
Other – net	(13)	(28)	(4)
Net cash used in investing activities	(3,361)	(1,343)	(1,088)

Cash flows from financing activities:
Net change in short-term borrowings	466	43	(386)
Net proceeds from issuance of long-term debt	3,267	1,718	1,239
Repayment of long-term debt	(1,173)	(552)	(48)
Proceeds from issuance of common stock under share-based payment plans	139	125	137
Cash dividend payments	(1,121)	(957)	(822)
Repurchase of common stock	(3,595)	(3,925)	(3,905)
Other – net	(75)	55	24
Net cash used in financing activities	(2,092)	(3,493)	(3,761)

Effect of exchange rate changes on cash	(11)	(9)	(5)

Net increase/(decrease) in cash and cash equivalents	153	(61)	75
Cash and cash equivalents, beginning of year	405	466	391
Cash and cash equivalents, end of year	$558	$405	$466
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 3, 2017, JANUARY 29, 2016 AND JANUARY 30, 2015

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 2,129 stores in the United States, Canada, and Mexico at February 3, 2017.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Fiscal 2016 contained 53 weeks, and fiscal years 2015 and 2014 each contained 52 weeks. All references herein for the years 2016, 2015, and 2014 represent the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries.  All intercompany accounts and transactions have been eliminated.

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the consolidated balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss.  Gains and losses from foreign currency transactions are included in selling, general and administrative (SG&A) expense.

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

Investments - As of February 3, 2017, investments consisted primarily of money market funds, municipal obligations, certificates of deposit, and municipal floating rate obligations, all of which are classified as available-for-sale.  Available-for-sale securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Gross unrealized gains and losses were insignificant at February 3, 2017 and January 29, 2016.

The proceeds from sales of available-for-sale securities were $505 million, $394 million, and $283 million for 2016, 2015, and 2014, respectively.  Gross realized gains and losses on the sale of available-for-sale securities were not significant for any of the periods presented.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Investments classified as long-term at February 3, 2017, will mature in one to 38 years, based on stated maturity dates.

The Company classifies as investments restricted balances primarily pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $81 million at February 3, 2017, and $234 million at January 29, 2016.  Restricted balances included in long-term investments were $354 million at February 3, 2017, and $202 million at January 29, 2016.

Merchandise Inventory - The majority of the Company’s inventory is stated at the lower of cost or market using the first-in, first-out method of inventory accounting. Inventory for certain subsidiaries representing approximately 8% of the consolidated inventory balance as of February 3, 2017, is stated at lower of cost or market using other inventory methods, including the weighted average cost method and the retail inventory method. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

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

Credit Programs - The Company has an agreement with Synchrony Bank (Synchrony), formerly GE Capital Retail, under which Synchrony purchases at face value commercial business accounts receivable originated by the Company and services these accounts.  This agreement expires in December 2023, unless terminated sooner by the parties.  The Company primarily accounts for these transfers as sales of the accounts receivable.  When the Company transfers its commercial business accounts receivable, it retains certain interests in those receivables, including the funding of a loss reserve and its obligation related to Synchrony’s ongoing servicing of the receivables sold.  Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, Synchrony’s servicing costs, and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

Total commercial business accounts receivable sold to Synchrony were $2.8 billion in 2016, $2.6 billion in 2015, and $2.4 billion in 2014.  The Company recognized losses of $32 million in 2016, $36 million in 2015, and $38 million in 2014 on these receivable sales as SG&A expense, which primarily relates to the fair value of obligations related to servicing costs that are remitted to Synchrony monthly.  At February 3, 2017 and January 29, 2016, the fair value of the retained interests was determined based on the present value of expected future cash flows and was insignificant.

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

The total portfolio of receivables held by Synchrony, including both receivables originated by Synchrony from the Company’s proprietary credit cards and commercial business accounts receivable originated by the Company and sold to Synchrony, approximated $9.6 billion at February 3, 2017, and $8.8 billion at January 29, 2016.

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

The Company recorded long-lived asset impairment losses of $43 million during 2016, including $34 million for operating locations and $9 million for excess properties classified as held-for-use.  The Company recorded impairment losses of $10 million during 2015, including $8 million for operating locations and $2 million for excess properties classified as held-for-use.  The Company recorded long-lived asset impairment of $28 million during 2014, including $26 million for operating locations and $2 million for excess properties classified as held-for-use.  Impairment losses are included in SG&A expense in the consolidated statements of earnings.  Fair value measurements associated with long-lived asset impairments are further described in Note 4 to the consolidated financial statements.

The net carrying amount of excess properties that do not meet the held-for-sale criteria is included in other assets (noncurrent) on the consolidated balance sheets and totaled $174 million and $131 million at February 3, 2017 and January 29, 2016, respectively.

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

Goodwill - Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment at the reporting unit level, which is one level below the operating segment level. Goodwill is not amortized but is evaluated for impairment at least annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.

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

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During fiscal year 2016, goodwill was allocated to the following reporting units: U.S. Home Improvement, Orchard Supply Hardware (Orchard), Canada - Retail, and Canada - Distribution.

During the third quarter of fiscal year 2016, due to a strategic reassessment of the Orchard operations, the Company determined potential indicators of impairment within the reporting unit existed, and quantitatively evaluated the Orchard reporting unit for impairment. The Company classified this fair value measurement as Level 3. See Note 4 for additional information on the Company’s fair value measurements. The Company performed a discounted cash flow analysis for the Orchard reporting unit. The discounted cash flow model included management assumptions for expected sales growth, expansion plans, capital expenditures, and overall operational forecasts. The analysis led to the conclusion that the goodwill allocated to the Orchard reporting unit had no implied value. Accordingly, the full carrying value of $46 million relating to Orchard goodwill was impaired during the third quarter.

The changes in the carrying amount of goodwill for 2016, 2015, and 2014 were as follows:

(In millions)	2016	2015	2014
Goodwill, balance at beginning of year	$154	$154	$155
Acquisitions	1,015	—	—
Impairment	(46)	—	(1)
Foreign currency translation adjustments	(41)	—	—
Goodwill, balance at end of year	$1,082	$154	$154

In May 2016, the Company completed its acquisition of RONA inc. (RONA). As a result of the acquisition, goodwill increased $976 million which was allocated to the Canada - Retail and Canada - Distribution reporting units. See Note 2 for additional information on the RONA acquisition.

Gross carrying amounts and cumulative goodwill impairment losses are as follows:

	February 3, 2017		January 29, 2016
(In millions)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,129	$(47)	$155	$(1)

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

Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. Investments that are determined to have a decline in value deemed to be other than temporary are written down to estimated fair value. See Note 3 for additional information on the investment in the Australian joint venture.

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

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers.  As of February 3, 2017 and January 29, 2016, $1.6 billion and $1.3 billion, respectively, of the Company’s outstanding payment obligations had been placed on the accounts payable tracking system, and participating suppliers had financed $1.0 billion and $921 million, respectively, of those payment obligations to participating financial institutions.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	February 3, 2017	January 29, 2016
Self-insurance liabilities	$327	$343
Accrued dividends	304	255
Sales tax liabilities	210	140
Accrued interest	194	179
Accrued property taxes	108	111
Other	832	829
Total	$1,975	$1,857

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has insurance coverage to limit the exposure arising from these claims.  The Company is also self-insured for certain losses relating to extended protection plan and medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. The total self-insurance liability, including the current and non-current portions, was $831 million and $883 million at February 3, 2017, and January 29, 2016, respectively.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured.  Outstanding surety bonds relating to self-insurance were $243 million and $240 million at February 3, 2017, and January 29, 2016, respectively.

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

Revenue Recognition - The Company recognizes revenues, net of sales tax, when sales transactions occur and customers take possession of the merchandise.  A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Revenues from product installation services are recognized when the installation is completed.  Deferred revenues associated with amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed were $755 million and $619 million at February 3, 2017, and January 29, 2016, respectively.

Revenues from stored-value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed.  The liability associated with outstanding stored-value cards was $498 million and $459 million at February 3, 2017, and January 29, 2016, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards at the point at which redemption becomes remote.  The Company’s stored-value cards have no expiration date or dormancy fees.  Therefore, to determine when redemption is remote, the Company analyzes an aging of the unredeemed cards based on the date of last stored-value card use. The amount of revenue recognized from unredeemed stored-value cards for which redemption was deemed remote was not significant for 2016, 2015, and 2014.

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

(In millions)	2016	2015	2014
Deferred revenue - extended protection plans, beginning of year	$729	$730	$730
Additions to deferred revenue	387	350	318
Deferred revenue recognized	(353)	(351)	(318)
Deferred revenue - extended protection plans, end of year	$763	$729	$730

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $18 million and $20 million at February 3, 2017, and January 29, 2016, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the years presented.  Expenses for claims are recognized when incurred and totaled $141 million, $127 million, and $123 million for 2016, 2015, and 2014, respectively.

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
■ Costs associated with inventory shrinkage and obsolescence;
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

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $893 million, $769 million, and $819 million in 2016, 2015, and 2014, respectively.

Shipping and Handling Costs - The Company includes shipping and handling costs relating to the delivery of products directly from vendors to customers by third parties in cost of sales.  Shipping and handling costs, which include third-party delivery costs, salaries, and vehicle operations expenses relating to the delivery of products from stores and distribution centers to customers, are classified as SG&A expense.  Shipping and handling costs included in SG&A expense were $700 million, $607 million and $548 million in 2016, 2015, and 2014, respectively.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to expense as incurred.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ equity. Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments. Net foreign currency translation losses, net of tax, classified in accumulated other comprehensive loss were $240 million, $394 million, and $103 million at February 3, 2017, January 29, 2016, and January 30, 2015, respectively.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s home improvement retail stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar long-term economic characteristics. The amounts of long-lived assets and net sales outside of the U.S. were approximately 8.7% and 5.7%, respectively, at February 3, 2017 and were not significant at January 29, 2016, and January 30, 2015.

Reclassifications - Certain prior period amounts have been reclassified to conform to current classifications.

Recent Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We plan to adopt this ASU in the first quarter of fiscal year 2017. The primary impact of adopting the ASU will be the recognition of excess tax benefits and deficiencies within income taxes, which will increase the volatility within our provision for income taxes as these excess amounts are dependent on our stock price at the date the awards vest or are exercised. The Company has elected to continue estimating forfeitures of share-based awards when determining compensation cost to be recognized each period. The Company does not expect the other provisions within the ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements but expects the ASU to have a material impact on its financial position, as a result of the requirement to recognize right-of-use assets and lease liabilities on the Company’s consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company continues to evaluate the adoption of this standard and its subsequent related amendments and interpretations. However, based on our preliminary assessment, we do not expect the standard to materially affect our consolidated financial statements. We have determined the adoption of the guidance will impact the timing of recognition of our stored value card breakage. Currently, breakage is recognized using the remote method and will be recognized using the proportional method upon adoption of the guidance We do not intend to early adopt the guidance, and based on our initial assessment of potential impacts to our consolidated financial statements, we expect to use a modified retrospective approach to adoption.

NOTE 2: Acquisitions

On May 20, 2016, the Company acquired all of the issued and outstanding common shares of RONA for C$24 per share in cash. In addition, as part of the transaction, borrowings under RONA’s revolving credit facility were settled in full at the closing of the acquisition, and the facility was eliminated. Total cash consideration to acquire the equity and settle the debt was C$3.1 billion ($2.4 billion) and is included in the investing section of the consolidated statements of cash flows. RONA is one of Canada’s largest retailers and distributors of hardware, building materials, home renovation, and gardening products. The acquisition is expected to enable the Company to accelerate its growth strategy by significantly expanding its presence in the Canadian home improvement market. Acquisition-related costs were expensed as incurred and were not significant. The following represents the aggregate purchase price allocation which includes purchase accounting adjustments made during the measurement period:

(In millions)	May 20, 2016
Purchase price:
Cash paid to common shareholders	$1,999
Cash paid to debt holders	368
Total cash paid	$2,367

Allocation:
Cash acquired	$83
Accounts receivable	260
Merchandise inventory	814
Property	886
Amortizable intangible assets:
Trademarks	204
Dealer relationships	106
Other assets	127
Goodwill	976
Current liabilities assumed	(619)
Long-term liabilities assumed	(361)
Noncontrolling interest	(109)
Total net assets acquired	$2,367

The intangible assets acquired include trademarks of $204 million with a weighted average useful life of 15 years and dealer relationships of $106 million with a weighted average useful life of 20 years, which are included in other assets in the accompanying consolidated balance sheets. The goodwill of $976 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill of approximately $107 million is expected to be deductible for tax purposes.

The transaction included the assumption by Lowe’s of unsecured debentures held by RONA of approximately C$118 million ($91 million) as of the acquisition date. The debentures matured and were settled in October 2016.

As of the acquisition date, 6.9 million preferred shares of RONA remained outstanding. The total fair value of the shares and Lowe’s corresponding noncontrolling interest was $109 million, which was determined based on the closing market price of RONA’s preferred shares on the acquisition date. During the fourth fiscal quarter of 2016, the Company acquired all of the remaining noncontrolling interest in RONA by paying RONA’s preferred shareholders approximately $127 million, which represented an $18 million premium in excess of the carrying amount of the noncontrolling interest. See Note 13 to the consolidated financial statements for information regarding the impact of this transaction to the Company’s earnings per share calculation.

Pro forma and historical financial information has not been provided as the acquisition was not material to the consolidated financial statements. In addition, net earnings attributable to the noncontrolling interest was not significant for any of the reporting periods presented.

NOTE 3: Investment in Australian Joint Venture

In the fourth quarter of fiscal year 2015, the Company announced its decision to exit the Australian joint venture investment with Woolworths Limited (Woolworths) and recorded a $530 million impairment of its equity method investment due to a determination that there was a decrease in value that was other than temporary. The Company owns a one-third share in the joint venture, Hydrox Holdings Pty Ltd. (Hydrox), which operated Masters Home Improvement stores and Home Timber and Hardware Group’s retail stores and wholesale distribution in Australia. As a result of this decision to exit, Woolworths is required to purchase the Company’s one-third share at its fair value as of January 18, 2016. The process for the two parties agreeing on fair value is prescribed in the Joint Venture Agreement. The $530 million non-cash impairment charge recorded in fiscal 2015 was based on the Company’s estimate of the value of its portion of the overall joint venture fair value as of January 18, 2016, and the Company’s estimate of this value has not changed.

During the third quarter of fiscal year 2016, Woolworths claimed a unilateral termination of the joint venture agreement, and executed other agreements to initiate the wind down of Hydrox without the Company’s approval as required under the joint venture agreement. Due to this, Lowe’s has concluded that under applicable accounting standards, the investment should be accounted for as a cost method investment going forward. As a result of this determination, accumulated foreign currency translation adjustments of $208 million were reclassified from accumulated other comprehensive loss into the carrying value of the cost method investment. In addition, the unilateral actions of Woolworths to begin the liquidation of Hydrox, represented a triggering event requiring the Company to evaluate the cost method investment for impairment. Management determined that the requirements for determining impairment were met, and leveraged wind down cash flow projections in determining the estimated fair value of the entity as of October 28, 2016. The value was determined using an income approach based upon the expected future cash flows generated from the settlement of assets and liabilities inclusive of inventory, property, payables, lease liabilities and employee entitlements. As a result, the Company recorded a $290 million non-cash impairment charge during the third quarter of fiscal 2016 to reflect its estimated portion of the overall joint venture fair value in wind down. The Company classified this fair value measurement as Level 3. See Note 4 for additional information on the Company’s fair value measurements.

The Company continues to maintain that amounts due under the joint venture agreement are to be based on fair value as of January 18, 2016 under a going concern basis. The determination of this amount is currently in arbitration. The recorded value of the investment is not reflective of this estimated value as the current operations are no longer deemed a going concern as a result of the unilateral actions taken by Woolworths. The Company will treat its claims for additional value under the joint venture agreement, above and beyond any amounts expected to be received through the wind down process, as a contingent asset and will recognize these amounts as they are realized.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s available-for-sale securities represented the only significant assets measured at fair value on a recurring basis for the fiscal years ended February 3, 2017 and January 29, 2016. The following table presents the Company’s financial assets measured at fair value on a recurring basis. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	February 3, 2017	January 29, 2016
Available-for-sale securities:
Money market funds	Level 1	$81	$192
Certificates of deposit	Level 1	15	56
Municipal obligations	Level 2	4	38
Municipal floating rate obligations	Level 2	—	21
Total short-term investments		$100	$307
Available-for-sale securities:
Municipal floating rate obligations	Level 2	$359	$212
Municipal obligations	Level 2	5	5
Certificates of deposit	Level 1	2	5
Total long-term investments		$366	$222

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal years ended February 3, 2017, and January 29, 2016, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were goodwill (see Note 1 to the consolidated financial statements included herein for additional information regarding this fair value measurement), certain cost and equity method investments (see Note 3 to the consolidated financial statements included herein for additional information regarding this fair value measurement), and certain long-lived assets.

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

In the determination of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, incorporating local market conditions and inputs from retail store operations, the highest and best use, and about key variables including the following unobservable inputs: sales growth rates, gross margin, controllable expenses, such as payroll and occupancy expense, and asset residual values.  In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  In general, the selected market participants represented a group of other retailers with a location footprint similar in size to the Company’s.

During 2016, 14 operating locations experienced a triggering event and were evaluated for recoverability. Eleven of the 14 operating locations were determined to be impaired due to a decline in recent cash flow trends and an unfavorable sales outlook, resulting in an impairment loss of $34 million.  The discounted cash flow model used to estimate the fair value of the impaired operating locations assumed average annual sales growth rates ranging from 2.0% to 3.7% over the remaining life of the locations and applied a discount rate of approximately 8.0%.

Three of the 14 operating locations that experienced a triggering event during 2016 were determined to be recoverable and, therefore, were not impaired. A 10% reduction in projected sales used to estimate future cash flows for these operating locations would not have had a significant impact to impairment losses recognized during 2016.

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

During 2016, the Company incurred total impairment charges of $9 million for 13 excess property locations.  A 10% reduction in the estimated selling prices for these excess properties at the dates the locations were evaluated for impairment would have increased impairment losses by an insignificant amount.

The following table presents the Company’s assets measured at estimated fair value on a nonrecurring basis and the resulting impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale. Because these assets subject to impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 3, 2017 and January 29, 2016.

Fair Value Measurements - Nonrecurring Basis

	February 3, 2017		January 29, 2016
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$3	$(34)	$4	$(8)
Excess properties	18	(9)	4	(2)
Goodwill (Note 1)	—	(46)	—	—
Other assets:
Cost method investments (Note 3)	103	(290)	—	—
Equity method investments (Note 3)	—	—	393	(530)
Total	$124	$(379)	$401	$(540)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	February 3, 2017		January 29, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,321	$15,305	$12,073	$13,292
Mortgage notes (Level 2)	7	7	7	8
Long-term debt (excluding capitalized lease obligations)	$14,328	$15,312	$12,080	$13,300

NOTE 5: Property and Accumulated Depreciation

Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	February 3, 2017	January 29, 2016
Cost:
Land	N/A	$7,329	$7,086
Buildings and building improvements	5-40	18,147	17,451
Equipment	2-15	10,978	10,863
Construction in progress	N/A	464	513
Total cost		36,918	35,913
Accumulated depreciation		(16,969)	(16,336)
Property, less accumulated depreciation		$19,949	$19,577

Included in net property are assets under capital lease of $696 million, less accumulated depreciation of $269 million, at February 3, 2017, and $617 million, less accumulated depreciation of $400 million, at January 29, 2016.  The related amortization expense for assets under capital lease is included in depreciation expense. The Company recognized depreciation expense of $1.5 billion in 2016, 2015, and 2014.

NOTE 6: Exit Activities

When locations under operating leases are closed, the Company recognizes a liability for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance and other ongoing expenses, net of estimated sublease income and other recoverable items.  During 2016, the Company closed or relocated 10 locations subject to an operating lease. In 2015, the Company closed or relocated two locations subject to operating leases. In 2014, the Company did not close or relocate any locations subject to operating leases.

Subsequent changes to the liabilities, including changes resulting from revisions to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Changes to the accrual for exit activities for 2016, 2015, and 2014 are summarized as follows:

(In millions)	2016	2015	2014
Accrual for exit activities, balance at beginning of year	$67	$53	$54
Additions to the accrual - net	47	34	14
Cash payments	(48)	(20)	(15)
Accrual for exit activities, balance at end of year	$66	$67	$53

NOTE 7: Short-Term Borrowings and Lines of Credit

In November 2016, the Company entered into an amended and restated credit agreement (the Amended Facility) with a syndicate of banks to modify the Company’s credit agreement dated August 29, 2014 (the 2014 Credit Facility), which provided for borrowings up to $1.75 billion through August 2019. The Amended Facility extends the maturity date to November 2021 and continues to provide for borrowings of up to $1.75 billion.  Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Amended Facility, we may increase the aggregate availability by an additional $500 million. The Amended Facility supports our commercial paper program and has a $500 million letter of credit sublimit.  Letters of credit issued pursuant to the facility reduce the amount available for borrowing under its terms.  Borrowings made are unsecured and are priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the facility.  The Amended Facility contains customary representations, warranties, and covenants for a transaction of this type.  The Company was in compliance with those covenants at February 3, 2017.   As of February 3, 2017, there were $510 million of outstanding borrowings under the Company’s commercial paper program with a weighted average interest rate of 1.01% and no outstanding borrowings or letters of credit under the Amended Facility. As of January 29, 2016, there were $43 million of outstanding borrowings under the Company’s commercial paper program and no outstanding borrowings or letters of credit under the 2014 Credit Facility.

NOTE 8: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at February 3, 2017	February 3, 2017	January 29, 2016
Secured debt:
Mortgage notes due through fiscal 2027 [1]	5.44%	$7	$7
Unsecured debt:
Notes due through fiscal 2021	2.87%	3,567	3,990
Notes due fiscal 2022-2026	3.07%	3,783	2,443
Notes due fiscal 2027-2031	6.76%	814	813
Notes due fiscal 2032-2036	5.64%	941	941
Notes due fiscal 2037-2041 [2]	5.94%	1,585	1,585
Notes due fiscal 2042-2046	4.26%	3,631	2,301
Capitalized lease obligations due through fiscal 2037		861	526
Total long-term debt		15,189	12,606
Less current maturities		(795)	(1,061)
Long-term debt, excluding current maturities		$14,394	$11,545

[1]	Real properties with an aggregate book value of $28 million were pledged as collateral at February 3, 2017, for secured debt.

[2]	Amount includes $100 million of notes issued in 1997 that may be put at the option of the holder on the 20th anniversary of the issue at par value. None of these notes are currently puttable.

Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, and capitalized lease obligations, for the next five years and thereafter are as follows: 2017, $751 million; 2018, $251 million; 2019, $1.1 billion; 2020, $500 million; 2021, $1.0 billion; thereafter, $10.9 billion.

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at February 3, 2017.

Unsecured notes issued during 2014 were as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
September 2014	$450	September 2019	Floating	Floating	$2
September 2014	$450	September 2024	Fixed	3.125%	$6
September 2014	$350	September 2044	Fixed	4.250%	$4

The floating rate notes issued in 2014 will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.420% (1.373% as of February 3, 2017). Interest on these floating rate notes is payable quarterly in arrears in March, June, September, and December of each year until maturity. Interest on the fixed rate notes issued in 2014 is payable semiannually in arrears in March and September of each year until maturity.

Unsecured notes issued during 2015 were as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
September 2015	$250	September 2018	Floating	Floating	$1
September 2015	$750	September 2025	Fixed	3.375%	$8
September 2015	$750	September 2045	Fixed	4.375%	$24

The floating rate notes issued in 2015 will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.600% (1.559% as of February 3, 2017). Interest on these floating rate notes is payable quarterly in arrears in March, June, September, and December of each year until maturity. Interest on the fixed rate notes issued in 2015 is payable semiannually in arrears in March and September of each year until maturity.

Unsecured notes issued during 2016 were as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
April 2016	$250	April 2019	Floating	Floating	$1
April 2016	$350	April 2019	Fixed	1.150%	$1
April 2016	$1,350	April 2026	Fixed	2.500%	$12
April 2016	$1,350	April 2046	Fixed	3.700%	$19

The floating rate notes issued in 2016 will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.240% (1.262% as of February 3, 2017). Interest on these floating rate notes is payable quarterly in arrears in April, July, October, and January of each year until maturity. Interest on the fixed rate notes issued in 2016 is payable semiannually in arrears in April and October of each year until maturity.

The discounts associated with these issuances, which include the underwriting and issuance discounts, are recorded in long-term debt and are being amortized over the respective terms of the notes using the effective interest method.

The indentures governing the fixed rate notes issued in 2016, 2015, and 2014, contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption. We do not have the right to redeem the floating rate notes issued in 2016, 2015, and 2014, prior to maturity. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the indentures) occurs.  If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest on such notes to the date of purchase, if any.  The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

NOTE 9: Shareholders’ Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at February 3, 2017, and January 29, 2016, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($.50 par value) at February 3, 2017, and January 29, 2016.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On March 20, 2015, the Company’s Board of Directors authorized a $5.0 billion share repurchase under the program with no expiration, which was announced on the same day. On January 27, 2017, the Company’s Board of Directors authorized an additional $5.0 billion share repurchase under the program with no expiration, which was announced on the same day. As of February 3, 2017, the Company had $5.1 billion remaining under the program.

During the year ended February 3, 2017, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 19.1 million shares of the Company’s common stock for $1.4 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

During the year ended February 3, 2017, the Company also repurchased shares of its common stock through the open market totaling 27.6 million shares for a cost of $2.1 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Shares repurchased for 2016 and 2015 were as follows:

	2016		2015
(In millions)	Shares	Cost[1]	Shares	Cost[1]
Share repurchase program	46.7	$3,500	53.6	$3,811
Shares withheld from employees	1.0	77	0.9	67
Total share repurchases	47.7	$3,577	54.5	$3,878

[1]	Reductions of $3.3 billion and $3.6 billion were recorded to retained earnings, after capital in excess of par value was depleted, for 2016 and 2015, respectively.

NOTE 10: Accounting for Share-Based Payments

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

At February 3, 2017, there were 34.4 million shares remaining available for grants under the currently active Incentive Plans and 23.0 million shares remaining available for purchases under the ESPP.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $90 million, $117 million, and $119 million in 2016, 2015 and 2014 respectively.  The total associated income tax benefit recognized was $29 million, $38 million and $39 million in 2016, 2015 and 2014, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $159 million at February 3, 2017, of which $88 million will be recognized in 2017, $51 million in 2018 and $20 million thereafter.  This results in these amounts being recognized over a weighted-average period of 2.0 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Weighted-average assumptions used:
Expected volatility	24.0%	31.3%	34.2%
Dividend yield	1.66%	1.69%	1.73%
Risk-free interest rate	1.42%	1.99%	2.26%
Expected term, in years	6.44	7.00	7.00

Weighted-average grant date fair value	$15.00	$20.27	$17.00

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $73 million, $68 million and $62 million in 2016, 2015 and 2014, respectively.

Transactions related to stock options for the year ended February 3, 2017 are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 29, 2016	5,431	$42.18
Granted	822	71.47
Canceled, forfeited or expired	(306)	64.52
Exercised	(1,708)	33.26
Outstanding at February 3, 2017	4,239	$49.84	6.34	$99,479
Vested and expected to vest at February 3, 2017[1]	4,166	$49.50	6.29	$99,190
Exercisable at February 3, 2017	2,693	$40.35	4.92	$88,714

[1]	Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $71.35, $69.44 and $53.13 in 2016, 2015, and 2014, respectively. The total fair value of restricted stock awards vesting was approximately $151 million, $144 million and $114 million in 2016, 2015 and 2014, respectively.

Transactions related to restricted stock awards for the year ended February 3, 2017 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 29, 2016	4,211	$51.06
Granted	935	71.35
Vested	(2,142)	42.18
Canceled or forfeited	(323)	59.47
Nonvested at February 3, 2017	2,681	$64.22

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2016, 2015 and 2014, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $150,000 for 2016, 2015, and 2014.  During 2016, 19,000 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $80.35, $69.98 and $47.08 in 2016, 2015 and 2014, respectively. The total fair value of deferred stock units vested was $1.5 million in 2016, 2015, and 2014.  During 2016, 0.1 million of fully vested deferred stock units were released as a result of termination of service. At February 3, 2017, there were 0.4 million deferred stock units outstanding, all of which were vested.

Performance Share Units

The Company has issued two types of performance share units - those classified as equity awards and those classified as liability awards. Expense is recognized on a straight-line basis over the requisite service period, based on the probability of achieving the performance condition, with changes in expectations recognized as an adjustment to earnings in the period of the change.  Compensation cost is not recognized for performance share units that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed.  Performance share units do not have dividend rights. The Company uses historical data to estimate the timing and amount of forfeitures.

Awards Classified as Equity
The Company’s performance share units classified as equity contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance condition is primarily based on the achievement of the Company’s target return on non-cash average assets (RONCAA). These awards are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.

In fiscal 2016, the Company began issuing performance share units that contain a market condition modifier, in addition to having a performance and service condition. The performance condition for these awards continues to be based primarily on the achievement of the Company’s RONCAA targets. The market condition is based on the Company’s total shareholder return (TSR) compared to the median TSR of companies listed in the S&P 500 Index over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The following weighted-average assumptions were used in the Monte Carlo simulations for these awards granted in 2016: expected volatility of 21.4%, dividend yield of 1.53%, risk-free interest rate of 0.88%, and an expected term of 2.82 years.

In general, 0% to 200% of the Company’s performance share units vest at the end of a three year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $77.58, $71.52 and $47.05 in 2016, 2015 and 2014, respectively.  The total fair value of performance share units vesting was approximately $24 million and $25 million in 2016 and 2015, respectively. No performance share units vested in 2014.

Transactions related to performance share units classified as equity awards for the year ended February 3, 2017 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 29, 2016	792	$50.93
Granted	339	77.58
Vested	(256)	36.52
Canceled or forfeited	(152)	66.33
Nonvested at February 3, 2017	723	$65.30

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of February 3, 2017, the maximum number of nonvested units that could vest under the provisions of the agreements was 1.2 million for the RONCAA awards.

Awards Classified as Liabilities
Performance share units classified as liability awards are based on targeted Company improvement in brand differentiation, which is not considered a market, performance, or service related condition, are measured at fair value at each reporting date.  No performance share units classified as liability awards were granted in 2016, 2015, or 2014. The total fair value of performance share units vesting was approximately $14 million in 2016. No performance share units vested in 2015 or 2014.  No performance share units were classified as liability awards at February 3, 2017.

Transactions related to performance share units classified as liability awards for the year ended February 3, 2017 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 29, 2016	127	$36.47
Vested	(126)	36.47
Canceled or forfeited	(1)	36.47
Nonvested at February 3, 2017	—	$—

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. For the year ended February 3, 2017, the actual number of units that vested under the provisions of the agreements was 0.2 million units for the brand differentiation awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $67.26, $66.24 and $50.48 in 2016, 2015 and 2014, respectively. The total fair value of restricted stock units vesting was approximately $7.7 million, $3.5 million, and $1.6 million in 2016, 2015 and 2014, respectively.

Transactions related to restricted stock units for the year ended February 3, 2017 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 29, 2016	314	$52.52
Granted	178	67.26
Vested	(107)	41.80
Canceled or forfeited	(62)	59.68
Nonvested at February 3, 2017	323	$62.85

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. During 2016, the Company issued 1.3 million shares of common stock and recognized $15 million of share-based payment expense pursuant to the plan.

NOTE 11: Employee Retirement Plans

The Company maintains a defined contribution retirement plan for eligible employees (the 401(k) Plan).  Eligible employees may participate in the 401(k) Plan six months after their original date of service.  Eligible employees hired or rehired prior to November 1, 2012, were automatically enrolled in the 401(k) Plan at a contribution rate of 1% of their pre-tax annual compensation unless they elected otherwise.  Eligible employees hired or rehired November 1, 2012, or later must make an active election to participate in the 401(k) Plan.  The Company makes contributions to the 401(k) Plan each payroll period, based upon a matching formula applied to employee deferrals (the Company Match).  Participants are eligible to receive the Company Match pursuant to the terms of the 401(k) Plan.  The Company Match varies based on how much the employee elects to defer up to a maximum of 4.25% of eligible compensation.  The Company Match is invested identically to employee contributions and is immediately vested.

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

The Company recognized expense associated with employee retirement plans of $180 million, $155 million and $154 million in 2016, 2015 and 2014, respectively.

NOTE 12: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6	3.6	3.3
Valuation allowance - impairment	2.0	4.2	—
Other, net	(0.1)	(0.4)	(1.4)
Effective tax rate	40.5%	42.4%	36.9%

The components of the income tax provision are as follows:

(In millions)	2016	2015	2014
Current:
Federal	$1,824	$1,688	$1,475
State	275	248	221
Total current [1]	2,099	1,936	1,696
Deferred:
Federal	6	(59)	(112)
State	3	(4)	(6)
Total deferred [1]	9	(63)	(118)
Total income tax provision	$2,108	$1,873	$1,578

[1]	Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	February 3, 2017	January 29, 2016
Deferred tax assets:
Self-insurance	$352	$369
Share-based payment expense	69	83
Deferred rent	78	91
Impairment of investment	381	270
Foreign currency translation	—	107
Net operating losses	174	159
Other, net	175	156
Total deferred tax assets	1,229	1,235
Valuation allowance	(578)	(447)
Net deferred tax assets	651	788

Deferred tax liabilities:
Property	(417)	(507)
Other, net	(34)	(40)
Total deferred tax liabilities	(451)	(547)

Net deferred tax asset	$200	$241

As of February 3, 2017, the Company reported a deferred tax asset of $381 million related to its intention to exit from the Company’s joint venture investment in Australia. The Company established a full valuation allowance against the deferred tax asset related to these losses generated from impairments and equity method losses. These losses are collectively considered capital losses, having a five year carryforward period, once realized, and can only be used to offset capital gain income. No present or future capital gains have been identified through which this deferred tax asset can be realized.

In December 2016, the U.S. Treasury Department and the U.S. Internal Revenue Service issued final and temporary regulations under Internal Revenue Code Section 987 (the Regulations). The Regulations provide guidance on the taxation of foreign currency gains and losses arising from qualified business units that operate in a currency other than the currency of their owner. As a result of the newly enacted guidance, net deferred tax assets were reduced by $33 million as of February 3, 2017.

The Company operates as a branch in various foreign jurisdictions and cumulatively has incurred net operating losses of $640 million and $580 million as of February 3, 2017, and January 29, 2016, respectively.  These net operating losses are subject to expiration in 2017 through 2036.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of the foreign net deferred tax assets, the Company recorded cumulative valuation allowances of $197 million and $177 million as of February 3, 2017, and January 29, 2016, respectively.

The Company has not provided for deferred income taxes on accumulated but undistributed earnings of the Company’s foreign operations of approximately $163 million and $153 million as of February 3, 2017, and January 29, 2016, respectively, due to its intention to permanently reinvest these earnings outside the U.S. It is not practicable to determine the income tax liability that would be payable on these earnings. The Company will provide for deferred or current income taxes on such earnings in the period it determines it is necessary to remit those earnings.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In millions)	2016	2015	2014
Unrecognized tax benefits, beginning of year	$3	$7	$62
Additions for tax positions of prior years	3	—	2
Reductions for tax positions of prior years	—	(2)	(57)
Settlements	—	(2)	—
Unrecognized tax benefits, end of year	$6	$3	$7

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $5 million and $2 million as of February 3, 2017, and January 29, 2016, respectively.

The Company recognized $2 million of interest expense related to uncertain tax positions during 2016. The Company recognized $1 million of interest income related to uncertain tax positions during 2015 and 2014. As of February 3, 2017 and January 29, 2016, the Company had accrued interest related to uncertain tax positions of $3 million and $1 million, respectively. Penalties recognized related to uncertain tax positions were insignificant for 2016, 2015, and 2014. Accrued penalties were also insignificant as of February 3, 2017 and January 29, 2016.

The Company is subject to examination by various foreign and domestic taxing authorities. It is reasonably possible that the Company will resolve $3 million in state related audit items within the next 12 months. There are ongoing U.S. state audits covering tax years 2008 to 2015. An audit of the Company’s Canadian operations by the Canada Revenue Agency for fiscal years 2011 and 2012 was started during 2016. The Company remains subject to income tax examinations for international income taxes for fiscal years 2007 through 2015. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2016, 2015 and 2014:

(In millions, except per share data)	2016	2015	2014
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$3,091	$2,546	$2,698
Less: Net earnings allocable to participating securities	(11)	(12)	(16)
Less: Premium paid to acquire noncontrolling interest	(18)	—	—
Net earnings allocable to common shares, basic	$3,062	$2,534	$2,682
Weighted-average common shares outstanding	880	927	988
Basic earnings per common share	$3.48	$2.73	$2.71
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$3,091	$2,546	$2,698
Less: Net earnings allocable to participating securities	(11)	(12)	(16)
Less: Premium paid to acquire noncontrolling interest	(18)	—	—
Net earnings allocable to common shares, diluted	$3,062	$2,534	$2,682
Weighted-average common shares outstanding	880	927	988
Dilutive effect of non-participating share-based awards	1	2	2
Weighted-average common shares, as adjusted	881	929	990
Diluted earnings per common share	$3.47	$2.73	$2.71

As discussed in Note 2 to the consolidated financial statements, the Company paid RONA’s preferred shareholders a premium to acquire the remaining noncontrolling interest in RONA during the fourth quarter of fiscal 2016. The premium paid was accounted for as a capital transaction and as such, no loss was recognized in the Company’s consolidated financial statements. However, the premium paid represents a return on investment to RONA’s preferred shareholders and is not available to common shareholders. Therefore, the premium paid to acquire the remaining noncontrolling interest is reflected in the table above as a deduction from net earnings to compute net earnings allocable to common shares.

Stock options to purchase 1.0 million, 0.3 million and 0.6 million shares of common stock for 2016, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

The future minimum rental payments required under operating leases and capitalized lease obligations having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In millions) Fiscal Year	Operating Leases	Capitalized Lease Obligations	Total
2017	$617	$87	$704
2018	590	102	692
2019	550	158	708
2020	508	81	589
2021	466	84	550
Later years	3,122	942	4,064
Total minimum lease payments	$5,853	$1,454	$7,307
Less amount representing interest		(593)
Present value of minimum lease payments		861
Less current maturities		(46)
Present value of minimum lease payments, less current maturities		$815

Rental expenses under operating leases were $549 million, $473 million and $445 million in 2016, 2015 and 2014, respectively, and were recognized within SG&A expense.  Excluded from these amounts are rental expenses associated with closed locations which were recognized as exit costs in the period of closure.

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

As of February 3, 2017, the Company had non-cancelable commitments of $1.4 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2017, $876 million; 2018, $255 million; 2019, $138 million; 2020, $94 million; 2021, $45 million; thereafter, $1 million.

At February 3, 2017, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $67 million. The majority of the Company’s letters of credit were issued for insurance contracts.

NOTE 16: Related Parties

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $124 million in 2016, $153 million in 2015, and $151 million in 2014. Amounts payable to this vendor were insignificant at February 3, 2017 and January 29, 2016.

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides certain services to the Company related to health and welfare benefit plans. The Company made payments to this vendor in the amount of $59 million in 2016, $58 million in 2015, and $56 million in 2014. Amounts payable to this vendor were insignificant at February 3, 2017 and January 29, 2016.

A brother-in-law of the Company’s former Chief Customer Officer was a senior officer and shareholder of a vendor that provides millwork and other building products to the Company. This was no longer considered a related party relationship in 2015. The Company purchased products from this vendor in the amount of $80 million in 2014.

NOTE 17: Other Information

Net interest expense is comprised of the following:

(In millions)	2016	2015	2014
Long-term debt	$583	$505	$470
Capitalized lease obligations	53	42	42
Interest income	(12)	(4)	(6)
Interest capitalized	(4)	(3)	(2)
Interest on tax uncertainties	2	(1)	(1)
Other	23	13	13
Interest - net	$645	$552	$516

Supplemental disclosures of cash flow information:

(In millions)	2016	2015	2014
Cash paid for interest, net of amount capitalized	$619	$535	$504
Cash paid for income taxes, net	$2,217	$2,055	$1,534
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$86	$102	$44
Cash dividends declared but not paid	$304	$255	$222

Sales by product category:

	2016		2015 [1]		2014 [1]
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Lumber & Building Materials	$8,399	13%	$6,891	12%	$6,667	12%
Tools & Hardware	7,220	11	6,500	11	6,188	11
Appliances	7,037	11	6,477	11	5,710	10
Fashion Fixtures	6,307	10	5,809	10	5,596	10
Rough Plumbing & Electrical	5,744	9	5,211	9	4,988	9
Seasonal Living	4,253	7	3,952	7	3,735	7
Lawn & Garden	4,192	6	3,878	6	3,770	7
Paint	4,053	6	3,712	6	3,616	6
Millwork	3,729	6	3,504	6	3,360	6
Flooring	3,662	6	3,333	6	3,213	6
Kitchens	3,524	5	3,271	5	3,163	5
Outdoor Power Equipment	3,493	5	3,378	6	3,193	6
Home Fashions	2,611	4	2,480	4	2,425	4
Other	793	1	678	1	599	1
Totals	$65,017	100%	$59,074	100%	$56,223	100%

[1]	Certain prior period amounts have been reclassified to conform to current product category classifications.

NOTE 18: Derivative Instruments

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

The premium paid for the foreign currency exchange option contract was $103 million. The option contract was settled during the second quarter of fiscal year 2016 for $179 million, resulting in a total realized gain of $76 million for the year ended February 3, 2017.

The Company’s other derivative instruments, and related activity, were not material in any of the periods presented.

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2016 and 2015:

	2016
(In millions, except per share data)	First	Second	Third	Fourth [1]
Net sales	$15,234	$18,260	$15,739	$15,784
Gross margin	5,337	6,288	5,407	5,432
Net earnings	884	1,167	379	663
Basic earnings per common share	0.98	1.32	0.43	0.74
Diluted earnings per common share	$0.98	$1.31	$0.43	$0.74

	2015
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$14,129	$17,348	$14,360	$13,236
Gross margin	5,012	5,981	4,990	4,588
Net earnings	673	1,126	736	11	[2]
Basic earnings per common share	0.70	1.20	0.80	0.01
Diluted earnings per common share	$0.70	$1.20	$0.80	$0.01

[1]	The fourth quarter of fiscal 2016 contained an additional week.

[2]
During the fourth quarter, the Company decided to exit its Australian joint venture investment with Woolworths and recorded a $530 million impairment of its equity method investment due to the determination that there was a decrease in value that was other than temporary.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and the report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Item 8 of this Annual Report.

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 3, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Executive Officers and Certain Significant Employees of the Registrant”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Information About the Board of Directors and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Additional Information - Shareholder Proposals for the 2018 Annual Meeting” in the definitive Proxy Statement for the 2017 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended February 3, 2017 (the Proxy Statement).

We have adopted a written code of business conduct and ethics, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act, which we refer to as the Lowe’s Code of Business Conduct and Ethics (the Code). The Code applies to all employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Code is designed to ensure that the Company’s business is conducted in a legal and ethical manner.  The Code covers all areas of professional conduct, including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations, and accounting complaints.  The full text of the Code can be found on our website at www.Lowes.com, under the “About Lowe’s”, “Investor Relations”, and “Governance - Code of Business Conduct and Ethics” headings.  You can also obtain a copy of the complete Code by contacting Investor Relations at 1-800-813-7613.

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

Item 11 - Executive Compensation

The information required by this item is furnished by incorporation by reference to the information under the headings “Information About the Board of Directors and Committees of the Board – Compensation of Directors”, “Compensation Discussion and Analysis”, and “Compensation Committee Report” in the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is furnished by incorporation by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to the information under the headings “Information About the Board of Directors and Committees of the Board – Director Independence”, “Related Person Transactions”, and “Appendix A: Categorical Standards for Determination of Director Independence” in the Proxy Statement.

Item 14 - Principal Accountant Fees and Services

The information required by this item is furnished by incorporation by reference to the information under the heading “Audit Matters – Fees Paid to the Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 3, 2017:
Reserve for loss on obsolete inventory	$46	$13	[1]	$—		$59
Reserve for inventory shrinkage	171	397		(379)	[2]	189
Reserve for sales returns	66	5	[3]	—		71
Deferred tax valuation allowance	447	131	[4]	—		578
Self-insurance liabilities	883	1,418		(1,470)	[5]	831
Reserve for exit activities	67	47		(48)	[6]	66

January 29, 2016:
Reserve for loss on obsolete inventory	$52	$—		$(6)	[1]	$46
Reserve for inventory shrinkage	162	345		(336)	[2]	171
Reserve for sales returns	65	1	[3]	—		66
Deferred tax valuation allowance	170	277	[4]	—		447
Self-insurance liabilities	905	1,357		(1,379)	[5]	883
Reserve for exit activities	53	34		(20)	[6]	67

January 30, 2015:
Reserve for loss on obsolete inventory	$68	$—		$(16)	[1]	$52
Reserve for inventory shrinkage	158	326		(322)	[2]	162
Reserve for sales returns	58	7	[3]	—		65
Deferred tax valuation allowance	164	6	[4]	—		170
Self-insurance liabilities	904	1,323		(1,322)	[5]	905
Reserve for exit activities	54	14		(15)	[6]	53

[1]	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.

[2]	Represents the actual inventory shrinkage experienced at the time of physical inventories.

[3]	Represents the net increase in the required reserve based on the Company’s evaluation of anticipated merchandise returns.

[4]	Represents an increase in the required reserve based on the Company’s evaluation of deferred tax assets.

[5]	Represents claim payments for self-insured claims.

[6]	Represents lease payments, net of sublease income.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement, dated as of February 2, 2016, among Lowe’s Companies, Inc., Lowe’s Companies Canada, ULC and RONA inc.(1)	10-K	001-07898	2.1	March 29, 2016

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 27, 2016.	8-K	001-07898	3.1	May 31, 2016

4.1	Indenture, dated as of April 15, 1992, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	S-3	033-47269	4.1	April 16, 1992

4.2	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.3	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.4	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.5	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.6	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.7	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.8	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.9	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.10	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 3.750% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.11	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.12	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.14	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

4.15	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.16	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.17	Amended and Restated Credit Agreement, dated as of November 23, 2016, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and a letter of credit issuer, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	November 28, 2016

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective July 1, 1994.*	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective January 31, 2009.*	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.4	Lowe’s Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.5	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.6	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe’s Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.7	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of January 1, 2005.*	10-K	001-07898	10.25	March 29, 2011

10.8	Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of December 31, 2008.*	10-K	001-07898	10.22	March 31, 2009

10.9	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.10	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.12	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.13	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.14	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.15	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.16	Amendment No. 7 to the Lowe’s Companies Benefit Restoration Plan.*‡

10.17	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier I Senior Officers used for agreements entered into prior to June 1, 2012.*	10-Q	001-07898	10.1	September 3, 2008

10.18	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier I Senior Officers used for agreements entered into on or after June 1, 2012.*	10-Q	001-07898	10.2	September 4, 2012

10.19	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.2	September 3, 2008

10.20	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.21	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.22	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.23	Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.24	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors.*	8-K	001-07898	10.2	June 3, 2005

10.25	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement.*	10-Q	001-07898	10.1	September 1, 2005

10.26	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	May 31, 2011

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement.*‡

10.28	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of February 4, 2017.*‡

10.29	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.30	Form of Lowe’s Companies, Inc. 2006 Long Term Incentive Plan Non-Qualified Stock Option Agreement.*	10-K	001-07898	10.24	March 29, 2011

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Amendment No. 5 to the Lowe’s 401(k) Plan, effective as of June 1, 2016 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).‡

99.2	Amendment No. 6 to the Lowe’s 401(k) Plan, effective as of January 1, 2016 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).‡

101.INS	XBRL Instance Document.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

(1)
Schedules have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Lowe’s Companies, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

April 3, 2017	By: /s/ Robert A. Niblock
Date	Robert A. Niblock Chairman of the Board, President and Chief Executive Officer

April 3, 2017	By: /s/ Marshall A. Croom
Date	Marshall A. Croom Chief Financial Officer

April 3, 2017	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Marshall A. Croom, Matthew V. Hollifield and Ross W. McCanless, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Robert A. Niblock	Chairman of the Board, President, Chief Executive Officer and Director	April 3, 2017
Robert A. Niblock		Date

/s/ Raul Alvarez	Director	April 3, 2017
Raul Alvarez		Date

/s/ Angela F. Braly	Director	April 3, 2017
Angela F. Braly		Date

/s/ Sandra B. Cochran	Director	April 3, 2017
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	April 3, 2017
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Director	April 3, 2017
Richard W. Dreiling		Date

/s/ Robert L. Johnson	Director	April 3, 2017
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	April 3, 2017
Marshall O. Larsen		Date

/s/ James H. Morgan	Director	April 3, 2017
James H. Morgan		Date

/s/ Bertram L. Scott	Director	April 3, 2017
Bertram L. Scott		Date

/s/ Eric C. Wiseman	Director	April 3, 2017
Eric C. Wiseman		Date