Form 10-Q
period 2017-05-05
LOWES COMPANIES INC
filed 2017-06-06
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 6/2/2017
Common Stock, $0.50 par value	844,226,444

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 5, 2017	April 29, 2016	February 3, 2017
Assets
Current assets:
Cash and cash equivalents		$1,963	$4,561	$558
Short-term investments		84	174	100
Merchandise inventory - net		12,254	11,055	10,458
Other current assets		975	683	884
Total current assets		15,276	16,473	12,000
Property, less accumulated depreciation		19,748	19,463	19,949
Long-term investments		477	400	366
Deferred income taxes - net		272	154	222
Goodwill		1,081	154	1,082
Other assets		759	533	789
Total assets		$37,613	$37,177	$34,408

Liabilities and equity
Current liabilities:
Short-term borrowings		$—	$—	$510
Current maturities of long-term debt		295	1,083	795
Accounts payable		9,905	8,821	6,651
Accrued compensation and employee benefits		725	615	790
Deferred revenue		1,415	1,233	1,253
Other current liabilities		2,346	2,369	1,975
Total current liabilities		14,686	14,121	11,974
Long-term debt, excluding current maturities		15,770	14,322	14,394
Deferred revenue - extended protection plans		769	726	763
Other liabilities		857	796	843
Total liabilities		32,082	29,965	27,974

Equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
May 5, 2017	853
April 29, 2016	894
February 3, 2017	866	426	447	433
Capital in excess of par value		—	—	—
Retained earnings		5,346	7,074	6,241
Accumulated other comprehensive loss		(241)	(309)	(240)
Total equity		5,531	7,212	6,434
Total liabilities and equity		$37,613	$37,177	$34,408

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 5, 2017		April 29, 2016
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$16,860	100.00	$15,234	100.00
Cost of sales	11,060	65.60	9,897	64.96
Gross margin	5,800	34.40	5,337	35.04
Expenses:
Selling, general and administrative	3,876	22.99	3,391	22.26
Depreciation and amortization	365	2.16	360	2.36
Operating income	1,559	9.25	1,586	10.42
Interest - net	161	0.96	156	1.03
Loss on extinguishment of debt	464	2.75	—	—
Pre-tax earnings	934	5.54	1,430	9.39
Income tax provision	332	1.97	546	3.59
Net earnings	$602	3.57	$884	5.80

Weighted average common shares outstanding - basic	857		897
Basic earnings per common share	$0.70		$0.98
Weighted average common shares outstanding - diluted	858		899
Diluted earnings per common share	$0.70		$0.98
Cash dividends per share	$0.35		$0.28

Retained Earnings
Balance at beginning of period	$6,241		$7,593
Net earnings	602		884
Cash dividends declared	(299)		(251)
Share repurchases	(1,198)		(1,152)
Balance at end of period	$5,346		$7,074

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 5, 2017		April 29, 2016
	Amount	% Sales	Amount	% Sales
Net earnings	$602	3.57	$884	5.80
Foreign currency translation adjustments - net of tax	(1)	—	83	0.55
Other comprehensive income/(loss)	(1)	—	83	0.55
Comprehensive income	$601	3.57	$967	6.35

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 5, 2017	April 29, 2016
Cash flows from operating activities:
Net earnings	$602	$884
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	389	383
Deferred income taxes	(64)	52
Loss on property and other assets - net	11	11
Loss on extinguishment of debt	464	—
Loss on cost method and equity method investments	7	3
Share-based payment expense	26	25
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,808)	(1,556)
Other operating assets	(64)	(186)
Accounts payable	3,291	3,169
Other operating liabilities	441	435
Net cash provided by operating activities	3,295	3,220

Cash flows from investing activities:
Purchases of investments	(153)	(310)
Proceeds from sale/maturity of investments	59	264
Capital expenditures	(202)	(208)
Proceeds from sale of property and other long-term assets	6	11
Purchases of derivative instruments	—	(103)
Other - net	(1)	(3)
Net cash used in investing activities	(291)	(349)

Cash flows from financing activities:
Net change in short-term borrowings	(511)	(44)
Net proceeds from issuance of long-term debt	2,968	3,267
Repayment of long-term debt	(2,558)	(484)
Proceeds from issuance of common stock under share-based payment plans	38	20
Cash dividend payments	(304)	(255)
Repurchase of common stock	(1,237)	(1,253)
Other - net	(1)	33
Net cash provided by (used in) financing activities	(1,605)	1,284

Effect of exchange rate changes on cash	6	1

Net increase in cash and cash equivalents	1,405	4,156
Cash and cash equivalents, beginning of period	558	405
Cash and cash equivalents, end of period	$1,963	$4,561

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 5, 2017, and April 29, 2016, and the results of operations, comprehensive income and cash flows for the three months ended May 5, 2017, and April 29, 2016.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 3, 2017 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

Recent Accounting Pronouncements

Effective February 4, 2017, the Company adopted Accounting Standards Update (ASU 2016-09), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Upon adoption of the ASU, all excess tax benefits or deficiencies related to share-based payments are recognized in the provision for income taxes, which will increase the volatility within our provision for income taxes, as these amounts were previously reported within equity. As a result of the adoption, we recognized $23 million of excess tax benefits in our provision for income taxes for the three months ended May 5, 2017. The recognition of these benefits contributed $0.03 to diluted earnings per share. Excess tax benefits were historically reflected as a financing activity in the statements of cash flows, and after adoption, are included within operating activities. Cash paid to tax authorities by the Company when directly withholding shares for tax purposes continue to be classified as a financing activity in the statement of cash flows. Share-based payment expense will continue to reflect estimated forfeitures of share-based payment awards. The Company has adopted the applicable provisions of the ASU prospectively.

Effective February 4, 2017, the Company adopted ASU 2015-11, Simplifying the Measurement of Inventory. The ASU requires entities using the first-in, first-out (FIFO) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation to the identified assets and liabilities of the reporting unit to measure goodwill impairment. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements but expects the ASU to have a material impact on its consolidated balance sheets, as a result of the requirement to recognize right-of-use assets and lease liabilities.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The ASU requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under this ASU, entities will no longer be able to recognize unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance for classifying and measuring investments in debt securities and loans is not impacted. The ASU eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for only certain portions of the ASU. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company continues to evaluate the impact of adopting of this standard and its subsequent related amendments and interpretations. However, based on our preliminary assessment, we do not expect the standard to materially affect our consolidated financial statements. We have determined the adoption of the guidance will impact the timing of recognition of our stored value card breakage. Currently, breakage is recognized using the remote method and will be recognized using the proportional method upon adoption of the guidance. The Company is also evaluating principal verses agent conclusions as it relates to certain arrangements with third parties that could impact the presentation of revenue on a gross or net basis. We do not intend to early adopt the guidance, and based on our initial assessment of potential impacts to our consolidated financial statements, we expect to use a modified retrospective approach to adoption.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of May 5, 2017, April 29, 2016, and February 3, 2017. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	May 5, 2017	April 29, 2016	February 3, 2017
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$70	$28	$81
Certificates of deposit	Level 1	12	97	15
Municipal obligations	Level 2	2	34	4
Municipal floating rate obligations	Level 2	—	15	—
Total short-term investments		$84	$174	$100
Other current assets:
Foreign exchange options	Level 2	$—	$263	$—
Long-term investments:
Available-for-sale securities
Municipal floating rate obligations	Level 2	$472	$392	$359
Certificates of deposit	Level 1	3	4	2
Municipal obligations	Level 2	2	4	5
Total long-term investments		$477	$400	$366

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

Derivative Instruments

To manage the foreign currency exchange rate risk of the Company’s acquisition of RONA in the prior year, the Company entered into an option to purchase 3.2 billion Canadian dollars expiring November 1, 2016, which was not eligible to be accounted for as a hedging instrument. For the three months ended April 29, 2016, the Company recorded a net unrealized gain of $160 million in SG&A expense. The premium paid for this option of $103 million is shown within cash flows from investing activities in the consolidated statements of cash flows.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 5, 2017 and April 29, 2016, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	May 5, 2017		April 29, 2016		February 3, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$15,203	$15,948	$14,863	$16,532	$14,321	$15,305
Mortgage notes (Level 2)	7	7	7	8	7	7
Long-term debt (excluding capitalized lease obligations)	$15,210	$15,955	$14,870	$16,540	$14,328	$15,312

Note 3: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $70 million at May 5, 2017, $70 million at April 29, 2016, and $81 million at February 3, 2017.

Restricted balances included in long-term investments were $340 million at May 5, 2017, $303 million at April 29, 2016, and $354 million at February 3, 2017.

Note 4: Property - Property is shown net of accumulated depreciation of $16.9 billion at May 5, 2017, $16.6 billion at April 29, 2016, and $17.0 billion at February 3, 2017.

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

	Three Months Ended
(In millions)	May 5, 2017	April 29, 2016
Deferred revenue - extended protection plans, beginning of period	$763	$729
Additions to deferred revenue	96	86
Deferred revenue recognized	(90)	(89)
Deferred revenue - extended protection plans, end of period	$769	$726

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $18 million for all periods presented. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented. Expenses for claims are recognized when incurred and totaled $36 million and $30 million for the three months ended May 5, 2017 and April 29, 2016, respectively.

Note 6: Long-Term Debt - During the first quarter, the Company issued $3.0 billion of unsecured notes as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
May 3, 2017	$1,500	May 2027	Fixed	3.100%	$9
May 3, 2017	$1,500	May 2047	Fixed	4.050%	$23

Interest on the notes issued in 2017 is payable semiannually in arrears in May and November of each year until maturity.

The indenture governing the notes issued in 2017 contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, to the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Also during the first quarter, the Company completed a cash tender offer to purchase and retire $1.6 billion combined aggregate principal amount of our outstanding notes and recognized a loss on extinguishment of debt of $464 million.

Note 7: Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of May 5, 2017, the Company had $3.8 billion remaining in its share repurchase program.

In March 2017, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 5.3 million shares. The Company finalized the transaction and received an additional 0.8 million shares prior to the end of the quarter.

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

During the three months ended May 5, 2017, the Company also repurchased shares of its common stock through the open market totaling 9.1 million shares for a cost of $750 million.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three months ended May 5, 2017, and April 29, 2016 were as follows:

	Three Months Ended
	May 5, 2017		April 29, 2016
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	15.2	$1,250	15.9	$1,200
Shares withheld from employees	0.2	14	0.7	52
Total share repurchases	15.4	$1,264	16.6	$1,252

[1]	Reductions of $1.2 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended May 5, 2017 and April 29, 2016.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended May 5, 2017, and April 29, 2016:

	Three Months Ended
(In millions, except per share data)	May 5, 2017	April 29, 2016
Basic earnings per common share:
Net earnings	$602	$884
Less: Net earnings allocable to participating securities	(2)	(4)
Net earnings allocable to common shares, basic	$600	$880
Weighted-average common shares outstanding	857	897
Basic earnings per common share	$0.70	$0.98
Diluted earnings per common share:
Net earnings	$602	$884
Less: Net earnings allocable to participating securities	(2)	(4)
Net earnings allocable to common shares, diluted	$600	$880
Weighted-average common shares outstanding	857	897
Dilutive effect of non-participating share-based awards	1	2
Weighted-average common shares, as adjusted	858	899
Diluted earnings per common share	$0.70	$0.98

Stock options to purchase 0.8 million shares of common stock were anti-dilutive for the three months ended May 5, 2017 and April 29, 2016.

Note 9: Income Taxes - The Company’s effective income tax rates were 35.5% and 38.2% for the three months ended May 5, 2017 and April 29, 2016, respectively. The lower effective rate for the three months ended May 5, 2017 was primarily due to the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09. See Note 1 to the consolidated financial statements included herein for more information regarding ASU 2016-09.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 5, 2017	April 29, 2016
Long-term debt	$145	$134
Capitalized lease obligations	14	11
Interest income	(3)	(2)
Interest capitalized	(1)	(1)
Interest on tax uncertainties	—	2
Other	6	12
Interest - net	$161	$156

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 5, 2017	April 29, 2016
Cash paid for interest, net of amount capitalized	$285	$259
Cash paid for income taxes - net	$43	$52
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$3	$17
Cash dividends declared but not paid	$299	$251

Note 11: Subsequent Events - On May 12, 2017, the Company entered into a definitive agreement to acquire Maintenance Supply Headquarters for a total transaction price of approximately $512 million. Maintenance Supply Headquarters is a leading distributor of maintenance, repair and operations products to the multifamily housing industry. The acquisition is expected to be completed in Lowe’s second quarter of 2017, following the receipt of regulatory approval.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 5, 2017 and April 29, 2016, and the related consolidated statements of current and retained earnings, comprehensive income, and cash flows for the fiscal three-month periods ended May 5, 2017 and April 29, 2016. These consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 3, 2017, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 3, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of February 3, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 6, 2017

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 5, 2017, and April 29, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2016. In fiscal 2017, there is a one week shift as a result of the 53rd week in 2016. For purposes of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based upon comparable 13 week periods. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the first quarter of 2017 increased 10.7% to $16.9 billion. Net earnings for the first quarter decreased 31.9% to $602 million. Diluted earnings per common share decreased 28.6% in the first quarter of 2017 to $0.70 from $0.98 in the first quarter of the prior year. Included in the first quarter results is a $464 million pre-tax loss associated with the extinguishment of debt from our recent tender offer, which decreased diluted earnings per share by $0.33. The prior year results included a $160 million unrealized gain resulting from a foreign currency option contract entered into in advance of the RONA inc. (RONA) acquisition, which increased prior year diluted earnings per share by $0.11. Excluding the impact of these items, adjusted diluted earnings per common share increased 18.4% to $1.03 in the first quarter of 2017 from $0.87 in the first quarter of 2016 (see discussion on non-GAAP financial measures beginning on page 16). Continuing to deliver on our commitment to return excess cash to shareholders, during the first quarter, we paid $304 million in dividends and repurchased a total of $1.2 billion of common stock through our share repurchase program.

During the first quarter, 12 of 14 U.S. regions generated comparable sales increases. Eight of 11 product categories generated positive comparable sales while one product category was flat, with particular strength in Kitchens, Appliances, Rough Plumbing & Electrical, Flooring, Lumber & Building Materials, and Tools & Hardware.

We continued to build upon our strong foundation with the Pro customer by continuing to advance our product and service offerings to meet their unique needs. During the quarter, we continued to drive Pro awareness with targeted marketing, Pro exclusive offers, digital focus on lowesforpros.com, and our growing Pro services team. We believe the addition of Central Wholesalers in November 2016, along with our pending acquisition of Maintenance Supply Headquarters, will further expand our capabilities with maintenance, repair & operations Pro customers throughout the country with enhanced product and service offerings, while strengthening our platform for future growth with this important customer.

We remained focused on enhancing our competitiveness and profitability in Canada as we continue to unlock the value of our acquisition of RONA through our integration efforts. We have made progress on our initiatives, including the introduction of appliance offerings in select stores, allowing us to serve a new portion of the market and positioning us to capture additional market share, building out our e-commerce capabilities, and driving improved profitability by leveraging our shared supplier relationships.

We continued to focus on driving productivity and profitability throughout the enterprise, while investing in the areas that matter most to customers. During the quarter, we realized the benefits of the new store staffing model, which was designed to provide better leadership and accountability, allowing us to grow sales with more efficient staffing.

From an economic perspective, we expect the home improvement industry to continue to experience solid gains. We believe continued job and income growth will contribute to increases in disposable income and consumer spending. Revolving credit usage remains favorable, supplementing the spending power generated by stronger incomes and supporting larger ticket purchases. Increasing household formations, driven by steady job gains, along with continued affordable mortgage rates, are expected to support home price appreciation and affordability.

For the balance of the year, we will continue to focus on actions and invest in capabilities that will add the most value for customers and shareholders. We remain focused on omni-channel project experiences and expanding the reach of home improvement, with the goal of serving more customers more effectively. We continue to develop capabilities that we believe will anticipate and support customers’ evolving needs. In addition, we are focused on enhancing our operating discipline and execution and are committed to making productivity a core strength for Lowe's.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 5, 2017	April 29, 2016	2017 vs. 2016	2017 vs. 2016
Net sales	100.00%	100.00%	N/A	10.7%
Gross margin	34.40	35.04	(64)	8.7
Expenses:
Selling, general and administrative	22.99	22.26	73	14.3
Depreciation and amortization	2.16	2.36	(20)	1.5
Operating income	9.25	10.42	(117)	(1.7)
Interest - net	0.96	1.03	(7)	2.7
Loss on extinguishment of debt	2.75	—	275	100.0
Pre-tax earnings	5.54	9.39	(385)	(34.7)
Income tax provision	1.97	3.59	(162)	(39.2)
Net earnings	3.57%	5.80%	(223)	(31.9)%

	Three Months Ended
Other Metrics	May 5, 2017	April 29, 2016
Comparable sales increase [1]	1.9%	7.3%
Total customer transactions (in millions) [2]	238	224
Average ticket [2,3]	$70.79	$68.08
At end of period:
Number of stores [4]	2,137	1,860
Sales floor square feet (in millions)	214	202
Average store size selling square feet (in thousands) [5]	100	109
Return on invested capital [6]	15.6%	15.0%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted comparable sales by 85 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.

[2]	In fiscal 2017, there was a one week shift as a result of the 53rd week in fiscal 2016.

[3]	Average ticket is defined as net sales divided by the total number of customer transactions.

[4]	The number of stores as of May 5, 2017 includes 246 stores related to the addition of RONA.

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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share
To provide additional transparency, the Company has presented non-GAAP financial measures of adjusted diluted earnings per share to exclude the impact of certain discrete items, as further described below, not contemplated in Lowe’s 2017 and 2016 business outlooks. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance.

In the first quarter of 2016, the Company recorded a $160 million unrealized gain associated with a foreign currency hedge entered into in advance of the RONA acquisition.

In the first quarter of 2017, the Company recognized a $464 million loss on extinguishment of debt in connection with a $1.6 billion cash tender offer.

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

	Three Months Ended
	May 5, 2017			April 29, 2016
	Pre-Tax Earnings	Tax [1]	Net Earnings	Pre-Tax Earnings	Tax [1]	Net Earnings
Diluted earnings per share, as reported			$0.70			$0.98
Non-GAAP adjustments - per share impacts
Loss on extinguishment of debt	0.54	(0.21)	0.33	—	—	—
Gain on foreign currency hedge	—	—	—	(0.18)	0.07	(0.11)
Adjusted diluted earnings per share			$1.03			$0.87

1    The income tax impact is calculated using the marginal tax rate for the respective periods.

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

We consider return on average debt and equity to be the financial measure computed in accordance with GAAP that is the most directly comparable GAAP financial measure to ROIC. The difference between these two measures is that ROIC adjusts net earnings to exclude tax adjusted non-operating income/(expense).

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

	For the Periods Ended
(In millions, except percentage data)	May 5, 2017	April 29, 2016
Calculation of Return on Invested Capital
Numerator [1]
Net earnings	$2,811	$2,758
Plus:
Interest expense - net	649	575
Loss on extinguishment of debt	464	—
Provision for income taxes	1,895	1,993
Net operating profit	5,819	5,326
Less:
Income tax adjustment [2]	2,343	2,187
Net operating profit after tax	$3,476	$3,139
Effective tax rate	40.3%	42.0%
Denominator
Average debt and equity [3]	$22,216	$20,951
Return on invested capital	15.6%	15.0%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$2,811	$2,758
Denominator
Average debt and equity [3]	$22,216	$20,951
Return on average debt and equity	12.7%	13.2%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.
2    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Results of Operations

Net Sales – Net sales increased 10.7% to $16.9 billion in the first quarter of 2017. The increase in total sales was driven primarily by the addition of RONA, the calendar shift from the 53rd week in fiscal 2016 in which the first quarter of 2017 included one less week of winter and one more week of spring than the prior year, an increase in comparable sales, and new stores. The addition of RONA and the 53rd week shift contributed 4.2% and 3.6%, respectively, to sales growth for the first quarter of 2017. Comparable sales increased 1.9% over the same period, driven by a 3.5% increase in comparable average ticket partially offset by a 1.5% decrease in comparable customer transactions due to modest decline in outdoor project categories.

During the first quarter of 2017, we experienced comparable sales increases in eight of 11 product categories, with comparable sales increases above the company average in Kitchens, Appliances, Rough Plumbing & Electrical, Flooring, Lumber & Building Materials, and Tools & Hardware. We experienced low single-digit negative to flat comparable sales in Seasonal & Outdoor Living, Lawn & Garden, and Paint driven by unfavorable weather. Performance in Kitchens was driven by our strategy to focus on the entire Kitchen project, investment in project specialists, and targeted promotions. Strong brand and service advantages in Appliances, as well as our continued investment in customer experience both in-store and online, drove solid comparable sales during the quarter. Pro customer demand drove solid comparable sales in Rough Plumbing & Electrical. Tools & Hardware continued to benefit from Pro customer demand as well as improvements in both product assortment and brand relevance. Performance in Flooring was driven by strong assortment as well as targeted promotions aimed at capturing indoor project demand. We achieved strong comparable sales in Lumber & Building Materials driven by strong demand from the Pro customer, continued recovery efforts from Hurricane Matthew and Louisiana flooding, as well as inflation.

Gross Margin – For the first quarter of 2017, gross margin decreased 64 basis points as a percentage of sales. Gross margin was negatively impacted 15 basis points due to the mix impact of the RONA business and 20 basis points due to product mix primarily associated with the calendar week shift. The remainder of the decline resulted from promotional activity and pricing investments in key product categories, and inflation impacts primarily within lumber.

SG&A – For the first quarter of 2017, SG&A expense deleveraged 73 basis points as a percentage of sales compared to the first quarter of 2016. This was primarily driven by 105 basis points of deleverage due to an unrealized gain in the prior year on a foreign currency option contract entered into in advance of the acquisition of RONA, 31 basis points of deleverage in proprietary credit due to higher program costs, and 30 basis points of deleverage in risk insurance. This was partially offset by 40 basis points of leverage in operating salaries as we benefited from our new store staffing model. In addition, we experienced 37 basis points of leverage in incentive compensation due to lower expected attainment levels compared to the same quarter of the prior year. Certain other fixed costs also leveraged as a result of sales growth.

Depreciation and Amortization – Depreciation and amortization expense leveraged 20 basis points for the first quarter of 2017 compared to the prior year due to the increase in sales. Property, less accumulated depreciation, increased to $19.7 billion at May 5, 2017, compared to $19.5 billion at April 29, 2016. As of May 5, 2017 and April 29, 2016, we owned 79% and 86% of our stores, respectively, which included stores on leased land.

Interest – Net – Interest expense for the first quarter of 2017 increased primarily as a result of the issuance of $3.3 billion unsecured notes in April 2016. This was partially offset by the repayment of $475 million and $550 million unsecured notes in April 2016 and October 2016, respectively.

Loss on Extinguishment of Debt – During the first quarter of 2017, we repurchased and retired $1.6 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $464 million.

Income Tax Provision – Our effective income tax rates were 35.5% and 38.2% for the first quarter of 2017 and 2016, respectively. During the first quarter of 2017, the Company adopted ASU 2016-09 regarding improvements to employee share-based accounting requiring entities to recognize excess tax benefits and deficiencies within income taxes. Previously, excess tax benefits and certain tax deficiencies were recorded within equity. This change resulted in a favorable discrete item for the first quarter of 2017 and reduced our effective income tax rate by 241 basis points.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for the three months ended May 5, 2017 and April 29, 2016:

	Three Months Ended
(In millions)	May 5, 2017	April 29, 2016
Net cash provided by (used in):
Operating activities	3,295	3,220
Investing activities	(291)	(349)
Financing activities	(1,605)	1,284

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the three months ended May 5, 2017, versus the three months ended April 29, 2016, was primarily driven by an increase in net earnings adjusted for non-cash expenses and was partially offset by changes in working capital.

The decrease in net cash used in investing activities for the three months ended May 5, 2017, versus the three months ended April 29, 2016, was driven primarily by a decrease in purchases of investments and derivative instruments, partially offset by a decrease in proceeds from the sale/maturity of investments.

The increase in cash used in financing activities for the three months ended May 5, 2017, versus the three months ended April 29, 2016, was primarily driven by the completion of a cash tender offer in May 2017, where we paid approximately $2.0 billion to purchase $1.6 billion of our higher coupon notes prior to maturity. We issued $3.0 billion of unsecured notes to fund the tender offer and finance current year maturities (see Note 6 to the consolidated financial statements included herein for additional information). In April 2016, we issued $3.3 billion of unsecured notes to fund the acquisition of RONA, which was completed in the second quarter of 2016.

Sources of Liquidity

Liquidity is provided primarily by our cash flows from operations, short-term borrowing facilities, and long-term debt.

We have a $1.75 billion unsecured revolving credit agreement with a syndicate of banks that expires in November 2021. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement, the Company may increase the aggregate availability by an additional $500 million. The credit facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the credit facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility. The credit agreement contains customary representations, warranties, and covenants for a transaction of this type. We were in compliance with those covenants at May 5, 2017. There were no outstanding borrowings or letters of credit under the credit facility and no outstanding borrowings under the commercial paper program at May 5, 2017.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of June 6, 2017, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2017 capital forecast is approximately $1.4 billion. Investments in our existing stores, including investments in remerchandising, store equipment, and technology, are expected to account for approximately 45% of net cash outflow. Our expansion plans are expected to account for approximately 35% of planned net cash outflow. Approximately 15% of planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure. Other planned capital expenditures, accounting for approximately 5% of planned net cash outflow, are for investments in our existing distribution network.

Acquisitions
On May 12, 2017, we entered into a definitive agreement to acquire Maintenance Supply Headquarters, for a total transaction price of approximately $512 million. The acquisition is expected to be completed in the second quarter of 2017, following the receipt of regulatory approval and satisfactory completion of customary closing conditions, using cash from operations.

Debt and capital
Unsecured debt of $250 million is scheduled to mature in September 2017. See Note 6 to the consolidated financial statements included herein for additional information regarding long-term debt, including fiscal year 2017 financing activities.

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of May 5, 2017, we had $3.8 billion remaining available under our share repurchase program with no expiration date. Our fiscal year 2017 guidance assumes approximately $3.5 billion in share repurchases for the fiscal year. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends declared during the first quarter totaled $299 million. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the first quarter of 2017, we issued $3.0 billion of unsecured notes in the ordinary course of business and used the proceeds from this issuance to repurchase $1.6 billion of unsecured debt before maturity. We also repaid $500 million of debt maturities during the first quarter of 2017. The table below summarizes our contractual obligations relating to long-term debt, excluding capitalized lease obligations, at May 5, 2017. Interest payments included in the table below are calculated based on the rates in effect at May 5, 2017. The unsecured notes are further described in Note 6 to the consolidated financial statements included herein.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$15,362	$251	$1,800	$1,776	$11,535
Long-term debt (interest payments)	9,588	528	1,131	1,044	6,885
Total	$24,950	$779	$2,931	$2,820	$18,420

As of May 5, 2017, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2016. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe,” “expect,” “anticipate,” “plan,” “desire,” “project,” “estimate,” “intend,” “will,” “should,” “could,” “would,” “may,” “strategy,” “potential,” “opportunity,” and similar expressions are forward-looking statements. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Forward-looking statements include, but are not limited to, statements about future financial and operating results, Lowe’s plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, Lowe’s strategic initiatives, including those relating to acquisitions by Lowe’s and the expected impact of such transactions on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our traditional operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches, ransomware and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience impairment losses if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities. With respect to acquisitions, potential risks include the effect of such transactions on Lowe’s and the target company’s strategic relationships, operating results and businesses generally; our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing the scope, geographic diversity, and complexity of our operations; significant integration costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the SEC) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.

The forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. The foregoing list of important factors that may affect future results is not exhaustive. When relying on forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. All such forward-looking statements are based upon data available as of the date of this Form 10-Q or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf about any of the matters covered in this Form 10-Q are qualified by these cautionary statements and in the “Risk Factors” included in our most recent Annual Report on Form 10-K and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events or otherwise, except as may be required by law.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates on the translation of our international operations into U.S. dollars, interest rates, and commodity prices. The Company’s market risks have not changed materially from that disclosed in the Annual Report for the fiscal year ended February 3, 2017.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the

Chief Executive Officer and Chief Financial Officer concluded that, as of May 5, 2017, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 5, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

The Company is a party to various lawsuits, claims, and other legal proceedings from time to time that arise in the ordinary course of business. Management believes the outcome of these matters, individually or collectively, will not have a material impact on the Company’s consolidated financial statements.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of fiscal 2017:

(In millions, except average price paid per share)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
February 4, 2017 - March 3, 2017 [3]	6.5	$81.06	6.5	$4,485
March 4, 2017 - April 7, 2017	4.6	82.13	4.5	4,117
April 8, 2017 - May 5, 2017 [3]	4.3	83.41	4.2	3,826
As of May 5, 2017	15.4	$82.04	15.2	$3,826

[1]
During the first quarter of fiscal 2017, the Company repurchased an aggregate of 15.4 million shares of its common stock. The total number of shares repurchased includes 0.2 million shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of May 5, 2017, the Company had $3.8 billion remaining available under the program.

[3]
In March 2017, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 5.3 million shares. In May 2017, prior to the end of the first quarter, the Company finalized the transaction and received an additional 0.8 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 5. - Other Information

Submission of Matters to a Vote of Security Holders - The Company held its annual meeting of shareholders on June 2, 2017 (the Annual Meeting). For more information on the proposals, see the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 21, 2017. Set forth below are the final voting results for each of the proposals submitted to the Company’s shareholders at the Annual Meeting.

(1) Election of Directors

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Raul Alvarez	518,098,484	128,065,135	117,303,592
Angela F. Braly	603,881,420	42,282,199	117,303,592
Sandra B. Cochran	544,880,064	101,283,555	117,303,592
Laurie Z. Douglas	607,220,486	38,943,133	117,303,592
Richard W. Dreiling	608,366,083	37,797,536	117,303,592
Robert L. Johnson	531,683,589	114,480,030	117,303,592
Marshall O. Larsen	593,114,640	53,048,979	117,303,592
James H. Morgan	606,888,019	39,275,600	117,303,592
Robert A. Niblock	588,321,975	57,841,644	117,303,592
Bertram L. Scott	606,777,185	39,386,434	117,303,592
Eric C. Wiseman	560,758,755	85,404,864	117,303,592

(2) Advisory approval of Lowe’s named executive officer compensation in fiscal 2016

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
618,721,772	19,408,830	8,033,017	117,303,592

(3) Advisory vote on the frequency of future advisory votes to approve Lowe’s named executive officer compensation

ONE YEAR	TWO YEARS	THREE YEARS	ABSTENTIONS	BROKER NON-VOTES
578,827,450	1,774,619	59,521,982	6,039,568	117,303,592

(4) Ratification of the appointment of Deloitte & Touche LLP as Lowe’s independent registered public accounting firm for fiscal 2017

VOTES FOR	VOTES AGAINST	ABSTENTIONS
746,652,599	11,430,690	5,383,922

(5) Proposal regarding the feasibility of setting renewable energy sourcing targets

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
42,827,417	577,857,550	25,478,652	117,303,592

Based on the voting results, the Board of Directors has adopted a policy that the Company will include an advisory shareholder vote on named executive officer compensation in the Company’s proxy materials on an annual basis until the next required advisory vote on the frequency of shareholder votes on named executive officer compensation, which will occur no later than the Company’s annual meeting of shareholders in 2023.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 27, 2016.	8-K	001-07898	3.1	May 31, 2016

4.1	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

10.1
Amendment No. 1, dated as of May 4, 2017, to the Amended and Restated Credit Agreement, dated as of November 23, 2016, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and a letter of credit issuer, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.‡

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

LOWE’S COMPANIES, INC.
(Registrant)

June 6, 2017	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer