Form 10-Q
period 2017-08-04
LOWES COMPANIES INC
filed 2017-09-05
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 9/1/2017
Common Stock, $0.50 par value	832,812,179

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		August 4, 2017	July 29, 2016	February 3, 2017
Assets
Current assets:
Cash and cash equivalents		$1,696	$1,988	$558
Short-term investments		119	168	100
Merchandise inventory - net		11,407	10,604	10,458
Other current assets		811	591	884
Total current assets		14,033	13,351	12,000
Property, less accumulated depreciation		19,762	20,274	19,949
Long-term investments		360	604	366
Deferred income taxes - net		328	250	222
Goodwill		1,255	1,074	1,082
Other assets		930	918	789
Total assets		$36,668	$36,471	$34,408

Liabilities and equity
Current liabilities:
Short-term borrowings		$—	$—	$510
Current maturities of long-term debt		296	1,193	795
Accounts payable		8,649	7,696	6,651
Accrued compensation and employee benefits		665	750	790
Deferred revenue		1,450	1,285	1,253
Other current liabilities		2,565	2,259	1,975
Total current liabilities		13,625	13,183	11,974
Long-term debt, excluding current maturities		15,788	14,618	14,394
Deferred revenue - extended protection plans		790	744	763
Other liabilities		929	904	843
Total liabilities		31,132	29,449	27,974

Equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
August 4, 2017	837
July 29, 2016	881
February 3, 2017	866	419	440	433
Capital in excess of par value		—	—	—
Retained earnings		5,253	6,839	6,241
Accumulated other comprehensive loss		(136)	(366)	(240)
Total Lowe’s Companies, Inc. shareholders’ equity		5,536	6,913	6,434
Noncontrolling interest		—	109	—
Total equity		5,536	7,022	6,434
Total liabilities and equity		$36,668	$36,471	$34,408

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	August 4, 2017		July 29, 2016		August 4, 2017		July 29, 2016
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$19,495	100.00	$18,260	100.00	$36,355	100.00	$33,494	100.00
Cost of sales	12,825	65.79	11,972	65.56	23,885	65.70	21,868	65.29
Gross margin	6,670	34.21	6,288	34.44	12,470	34.30	11,626	34.71
Expenses:
Selling, general and administrative	3,931	20.16	3,866	21.17	7,807	21.47	7,257	21.67
Depreciation and amortization	357	1.83	371	2.03	722	1.99	731	2.18
Operating income	2,382	12.22	2,051	11.24	3,941	10.84	3,638	10.86
Interest - net	159	0.81	166	0.91	319	0.87	323	0.96
Loss on extinguishment of debt	—	—	—	—	464	1.28	—	—
Pre-tax earnings	2,223	11.41	1,885	10.33	3,158	8.69	3,315	9.90
Income tax provision	804	4.13	718	3.94	1,137	3.13	1,264	3.78
Net earnings	$1,419	7.28	$1,167	6.39	$2,021	5.56	$2,051	6.12

Weighted average common shares outstanding - basic	841		883		849		890
Basic earnings per common share	$1.68		$1.32		$2.37		$2.29
Weighted average common shares outstanding - diluted	842		885		850		892
Diluted earnings per common share	$1.68		$1.31		$2.37		$2.29
Cash dividends per share	$0.41		$0.35		$0.76		$0.63

Retained Earnings
Balance at beginning of period	$5,346		$7,074		$6,241		$7,593
Net earnings	1,419		1,167		2,021		2,051
Cash dividends declared	(344)		(309)		(643)		(560)
Share repurchases	(1,168)		(1,093)		(2,366)		(2,245)
Balance at end of period	$5,253		$6,839		$5,253		$6,839

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	August 4, 2017		July 29, 2016		August 4, 2017		July 29, 2016
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,419	7.28	$1,167	6.39	$2,021	5.56	$2,051	6.12
Foreign currency translation adjustments - net of tax	106	0.54	(56)	(0.30)	105	0.29	27	0.09
Other comprehensive income/(loss)	106	0.54	(56)	(0.30)	105	0.29	27	0.09
Comprehensive income	$1,525	7.82	$1,111	6.09	$2,126	5.85	$2,078	6.21

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 4, 2017	July 29, 2016
Cash flows from operating activities:
Net earnings	$2,021	$2,051
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	768	778
Deferred income taxes	(87)	(25)
(Gain) Loss on property and other assets - net	13	(51)
Loss on extinguishment of debt	464	—
(Gain) Loss on cost method and equity method investments	(87)	5
Share-based payment expense	55	49
Changes in operating assets and liabilities:
Merchandise inventory - net	(850)	(310)
Other operating assets	166	84
Accounts payable	2,031	1,723
Other operating liabilities	580	324
Net cash provided by operating activities	5,074	4,628

Cash flows from investing activities:
Purchases of investments	(624)	(675)
Proceeds from sale/maturity of investments	789	431
Capital expenditures	(476)	(490)
Proceeds from sale of property and other long-term assets	10	17
Purchases of derivative instruments	—	(103)
Proceeds from settlement of derivative instruments	—	179
Acquisition of business - net	(505)	(2,284)
Other - net	10	(9)
Net cash used in investing activities	(796)	(2,934)

Cash flows from financing activities:
Net change in short-term borrowings	(511)	(44)
Net proceeds from issuance of long-term debt	2,968	3,267
Repayment of long-term debt	(2,574)	(495)
Proceeds from issuance of common stock under share-based payment plans	80	82
Cash dividend payments	(603)	(506)
Repurchase of common stock	(2,503)	(2,454)
Other - net	(9)	40
Net cash used in financing activities	(3,152)	(110)

Effect of exchange rate changes on cash	12	(1)

Net increase in cash and cash equivalents	1,138	1,583
Cash and cash equivalents, beginning of period	558	405
Cash and cash equivalents, end of period	$1,696	$1,988

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 4, 2017, and July 29, 2016, and the results of operations, comprehensive income for the three and six months ended August 4, 2017, and July 29, 2016, and cash flows for the six months ended August 4, 2017 and July 29, 2016.

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

Accounting Pronouncements Recently Adopted

Effective February 4, 2017, the Company adopted Accounting Standards Update (ASU 2016-09), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Upon adoption of the ASU, all excess tax benefits or deficiencies related to share-based payments are recognized in the provision for income taxes, which will increase the volatility within our provision for income taxes, as these amounts were previously reported within equity. As a result of the adoption, we have recognized $1 million and $24 million of excess tax benefits in our provision for income taxes for the three and six months ended August 4, 2017, respectively. The recognition of these benefits contributed $0.03 to diluted earnings per share for the six months ended August 4, 2017. Excess tax benefits were historically reflected as a financing activity in the statements of cash flows, and after adoption, are included within operating activities. Cash paid to tax authorities by the Company when directly withholding shares for tax purposes will continue to be classified as a financing activity in the statement of cash flows. Share-based payment expense will continue to reflect estimated forfeitures of share-based payment awards. The Company has adopted the applicable provisions of the ASU prospectively.

Accounting Pronouncements Not Yet Adopted

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company continues to evaluate the impact of adopting this standard and its subsequent related amendments and interpretations. However, based on our preliminary assessment, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. The Company has determined the adoption of the guidance will impact the timing of recognition of its stored value card breakage. Currently, breakage is recognized using the remote method and will be recognized using the proportional method upon adoption of the guidance. The Company is also evaluating principal versus agent conclusions as it relates to certain arrangements with third parties that could impact the presentation of revenue on a gross or net basis. The Company plans to adopt this ASU in the first quarter of fiscal 2018, and based on its initial assessment of potential impacts to its consolidated financial statements, the Company expects to use a modified retrospective approach to adoption.

Note 2: Acquisitions - On June 23, 2017, the Company completed its acquisition of Maintenance Supply Headquarters, a leading distributor of maintenance, repair and operations (MRO) products serving the multifamily housing industry. The aggregate purchase price of this acquisition was $513 million, inclusive of cash acquired and $4 million of deferred components, and is included in the investing section of the consolidated statements of cash flows. The acquisition is expected to enable the Company to deepen and broaden its relationship with Pro customers and better serve their needs. Acquisition-related costs were expensed as incurred and were not significant.

The following table summarizes the preliminary purchase price allocation:

(In millions)	June 23, 2017
Allocation:
Cash acquired	$4
Merchandise inventory - net	68
Other current assets	36
Property	12
Goodwill	160
Other assets	260
Accounts payable	(18)
Other current liabilities	(9)
Net assets acquired	$513

Intangible assets acquired totaled $259 million, and include a trademark of $34 million with a useful life of 15 years and a customer list of $225 million with a useful life of 20 years, each of which are included in other assets in the accompanying consolidated balance sheets. The goodwill of $160 million is primarily attributable to the synergies expected to arise after the acquisition and is deductible for tax purposes.

Note 3: Investment in Australian Joint Venture - During the second quarter of fiscal 2017, the Company completed the sale of our interest in the Australian joint venture with Woolworths Limited and received proceeds of $199 million, which is included in cash flows from investing activities in the accompanying consolidated statements of cash flows. The proceeds from the sale exceeded the carrying value of the investment and resulted in a gain of $96 million. The carrying value prior to the sale reflected the non-cash impairment charges taken in fiscal years 2015 and 2016. The gain is included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of August 4, 2017, July 29, 2016, and February 3, 2017. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	August 4, 2017	July 29, 2016	February 3, 2017
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$105	$25	$81
Certificates of deposit	Level 1	14	95	15
Municipal obligations	Level 2	—	42	4
Municipal floating rate obligations	Level 2	—	6	—
Total short-term investments		$119	$168	$100
Long-term investments:
Available-for-sale securities
Municipal floating rate obligations	Level 2	$357	$598	$359
Certificates of deposit	Level 1	3	2	2
Municipal obligations	Level 2	—	4	5
Total long-term investments		$360	$604	$366

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended August 4, 2017 and July 29, 2016, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	August 4, 2017		July 29, 2016		February 3, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$15,206	$16,212	$14,956	$17,284	$14,321	$15,305
Mortgage notes (Level 2)	7	7	10	11	7	7
Long-term debt (excluding capitalized lease obligations)	$15,213	$16,219	$14,966	$17,295	$14,328	$15,312

Note 5: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $106 million at August 4, 2017, $60 million at July 29, 2016, and $81 million at February 3, 2017.

Restricted balances included in long-term investments were $350 million at August 4, 2017, $332 million at July 29, 2016, and $354 million at February 3, 2017.

Note 6: Property - Property is shown net of accumulated depreciation of $17.0 billion at August 4, 2017, $16.8 billion at July 29, 2016, and $17.0 billion at February 3, 2017.

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

	Three Months Ended		Six Months Ended
(In millions)	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Deferred revenue - extended protection plans, beginning of period	$769	$726	$763	$729
Additions to deferred revenue	112	106	208	192
Deferred revenue recognized	(91)	(88)	(181)	(177)
Deferred revenue - extended protection plans, end of period	$790	$744	$790	$744

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $19 million at August 4, 2017, $18 million at July 29, 2016, and $18 million at February 3, 2017. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented. Expenses for claims are recognized when incurred and totaled $40 million and $76 million for the three and six months ended August 4, 2017, respectively, and $38 million and $68 million for the three and six months ended July 29, 2016, respectively.

Note 8: Long-Term Debt - During the first quarter of fiscal 2017, the Company issued $3.0 billion of unsecured notes as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
May 3, 2017	$1,500	May 2027	Fixed	3.100%	$9
May 3, 2017	$1,500	May 2047	Fixed	4.050%	$23

Interest on the notes issued in 2017 is payable semiannually in arrears in May and November of each year until maturity.

The indenture governing the notes issued in 2017 contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes to the date of purchase. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Also during the first quarter, the Company completed a cash tender offer to purchase and retire $1.6 billion combined aggregate principal amount of its outstanding notes and recognized a loss on extinguishment of debt of $464 million.

Note 9: Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of August 4, 2017, the Company had $2.6 billion remaining in its share repurchase program.

In March 2017, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 5.3 million shares. The Company finalized the transaction and received an additional 0.8 million shares prior to the end of the first quarter.

In May 2017, the Company entered into an ASR agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 5.2 million shares. The Company finalized the transaction and received an additional 1.2 million shares prior to the end of the second quarter.

Under the terms of each of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution. The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

The final number of shares received upon settlement of each of the ASR agreements was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the respective ASR agreement. The initial repurchase of shares under each of the agreements resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

Each of the ASR agreements was accounted for as a treasury stock transaction and forward stock purchase contract. The par value of the shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and retained earnings. The forward stock purchase contract was considered indexed to the Company’s own stock and was classified as an equity instrument.

During the three and six months ended August 4, 2017, the Company also repurchased shares of its common stock through the open market totaling 9.4 million and 18.5 million shares, respectively, for a cost of $750 million and $1.5 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and six months ended August 4, 2017, and July 29, 2016 were as follows:

	Three Months Ended
	August 4, 2017		July 29, 2016
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	15.8	$1,250	14.8	$1,200
Shares withheld from employees	—	—	—	1
Total share repurchases	15.8	$1,250	14.8	$1,201

[1]
Reductions of $1.2 billion and $1.1 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended August 4, 2017 and July 29, 2016, respectively.

	Six Months Ended
	August 4, 2017		July 29, 2016
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	31.0	$2,500	30.7	$2,399
Shares withheld from employees	0.2	15	0.7	53
Total share repurchases	31.2	$2,515	31.4	$2,452

[2]
Reductions of $2.4 billion and $2.2 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended August 4, 2017 and July 29, 2016, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended August 4, 2017 and July 29, 2016:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Basic earnings per common share:
Net earnings	$1,419	$1,167	$2,021	$2,051
Less: Net earnings allocable to participating securities	(6)	(5)	(8)	(8)
Net earnings allocable to common shares, basic	$1,413	$1,162	$2,013	$2,043
Weighted-average common shares outstanding	841	883	849	890
Basic earnings per common share	$1.68	$1.32	$2.37	$2.29
Diluted earnings per common share:
Net earnings	$1,419	$1,167	$2,021	$2,051
Less: Net earnings allocable to participating securities	(6)	(5)	(8)	(8)
Net earnings allocable to common shares, diluted	$1,413	$1,162	$2,013	$2,043
Weighted-average common shares outstanding	841	883	849	890
Dilutive effect of non-participating share-based awards	1	2	1	2
Weighted-average common shares, as adjusted	842	885	850	892
Diluted earnings per common share	$1.68	$1.31	$2.37	$2.29

Stock options to purchase 1.0 million and 0.9 million shares of common stock were anti-dilutive for the three and six months ended August 4, 2017, respectively. Stock options to purchase 0.7 million and 0.8 million shares of common stock were anti-dilutive for the three and six months ended July 29, 2016, respectively.

Note 11: Income Taxes - The Company’s effective income tax rates were 36.2% and 36.0% for the three and six months ended August 4, 2017, respectively, and 38.1% for both the three and six months ended July 29, 2016. The lower effective income tax rates for the three and six months ended August 4, 2017 were primarily driven by the recognized gain on the sale of our interest in the Australian joint venture, which did not result in tax expense due to the reduction of a previously established deferred tax valuation allowance associated with previous losses on this investment. The lower effective income tax rate for the six months ended August 4, 2017 was also driven by the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09. See Note 1 to the consolidated financial statements included herein for more information regarding ASU 2016-09.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Long-term debt	$147	$152	$292	$286
Capitalized lease obligations	14	15	27	27
Interest income	(5)	(4)	(8)	(6)
Interest capitalized	(1)	(1)	(2)	(2)
Interest on tax uncertainties	(1)	—	(1)	2
Other	5	4	11	16
Interest - net	$159	$166	$319	$323

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 4, 2017	July 29, 2016
Cash paid for interest, net of amount capitalized	$324	$298
Cash paid for income taxes - net	$563	$1,028
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$34	$47
Cash dividends declared but not paid	$344	$309

Note 13: Derivative Instruments - In February 2016, the Company entered into an option to purchase 3.2 billion Canadian dollars in order to manage the foreign currency exchange rate risk on the consideration to be paid for the acquisition of RONA inc. This option contract was not eligible to be accounted for as a hedging instrument, and gains and losses resulting from changes in fair value and settlement were included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings. The cash flows related to this option were included within investing activities in the accompanying consolidated statements of cash flows.

The premium paid for the foreign currency exchange option contract was $103 million, and the option contract was settled for $179 million during the three months ended July 29, 2016. The Company recorded a loss of $84 million during the three months ended July 29, 2016, which represented the decrease from the fair value recorded at April 29, 2016, and a total realized gain of $76 million on the foreign currency exchange option contract during the six months ended July 29, 2016.

The Company’s other derivative instruments and related activity were not material in any of the periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 4, 2017 and July 29, 2016, and the related consolidated statements of current and retained earnings, and comprehensive income for the fiscal three-month and six-month periods ended August 4, 2017 and July 29, 2016, and of cash flows for the fiscal six-month periods ended August 4, 2017 and July 29, 2016. These consolidated interim financial statements are the responsibility of the Company’s management.

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
September 5, 2017

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended August 4, 2017, and July 29, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2016. In fiscal 2017, there is a one week shift as a result of the 53rd week in fiscal 2016. For purposes of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based upon comparable 13 week periods. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for the second quarter of 2017 increased 6.8% to $19.5 billion. Net earnings for the second quarter of 2017 increased 21.6% to $1.4 billion. Diluted earnings per common share increased 28.2% in the second quarter of 2017 to $1.68 from $1.31 in the second quarter of the prior year. Included in the second quarter results is a $96 million gain associated with the sale of our interest in the Australian joint venture, which increased diluted earnings per share by $0.11. Included in the second quarter of 2016 is the settlement of a foreign currency option contract entered into in anticipation of the RONA inc (RONA) acquisition which decreased pre-tax earnings by $84 million and diluted earnings per share by $0.06. Excluding the impact of these items, adjusted diluted earnings per common share increased 14.6% to $1.57 in the second quarter of 2017 from $1.37 in the second quarter of 2016 (see discussion on non-GAAP financial measures beginning on page 17). Continuing to deliver on our commitment to return excess cash to shareholders, during the second quarter of 2017, we paid $299 million in dividends and repurchased a total of $1.25 billion of common stock through our share repurchase program.

During the second quarter of 2017, 13 of 14 U.S. regions generated comparable sales increases as we continued to capitalize on a supportive macro-economic backdrop and customers’ continued desire to invest in their homes. We experienced balanced performance in both indoor and outdoor categories as we leveraged holiday events designed to capture spring and summer project demand. In addition, all product categories generated positive comparable sales, with particular strength in Appliances, Lumber & Building Materials, Rough Plumbing & Electrical, and Lawn & Garden.

We continued to build upon our strong foundation with the Pro customer by continuing to advance our product and service offerings to meet their unique needs. During the quarter, we continued to drive Pro awareness with targeted marketing, Pro-exclusive offers, digital focus on LowesForPros.com, and our growing Pro services team. We further expanded our Pro customer reach and share of wallet with the acquisition of Maintenance Supply Headquarters that was completed during the second quarter of 2017. We believe this acquisition, in addition to the Central Wholesalers, Inc. acquisition from the prior year, is a significant step forward in our strategy to deepen and broaden our relationship with both new and existing Pro customers, enabling us to better serve the multifamily housing industry through expanded products and services.

We remained focused on enhancing our competitiveness and profitability in Canada as we continued to unlock the value of the acquisition of RONA through our integration efforts. We continued to make progress on our initiatives, including the successful execution of our e-commerce strategy, improved operating efficiencies, and further roll-out of appliances across our national footprint in Canada. In addition, during the second quarter of 2017, we converted our first RONA store to a Lowe’s branded store as part of our initiative to convert certain larger format locations, where we are combining the best elements of Lowe’s store experience, merchandising, and brands with RONA’s strong Pro offerings.

From an economic perspective, we expect the home improvement industry to continue to experience solid gains. We believe continued job and income growth will contribute to increases in disposable income and consumer spending. Revolving credit usage remains favorable and continues to approach the highest rates of the current economic expansion, supplementing the spending power generated by stronger incomes. Improvement in household formation is expected to continue and home price appreciation is expected to persist as housing demand outpaces supply. Affordable mortgage rates should continue to support home affordability in the near-term.

Looking ahead, we will continue to focus on further strengthening our operating discipline and investing in capabilities that will deliver value for customers and shareholders. We will continue to leverage our new store leadership model, and make investments in customer facing hours to further improve the customer experience. We will also enhance our marketing efforts and leverage promotions in key areas to drive sales in what we believe is a supportive macroeconomic backdrop for home improvement. We will also continue to capitalize on our strengths in capturing project demand in the marketplace and further invest in specific actions required to better serve the needs of our customers.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 4, 2017	July 29, 2016	2017 vs. 2016	2017 vs. 2016
Net sales	100.00%	100.00%	N/A	6.8%
Gross margin	34.21	34.44	(23)	6.1
Expenses:
Selling, general and administrative	20.16	21.17	(101)	1.7
Depreciation and amortization	1.83	2.03	(20)	(3.9)
Operating income	12.22	11.24	98	16.1
Interest - net	0.81	0.91	(10)	(4.6)
Pre-tax earnings	11.41	10.33	108	17.9
Income tax provision	4.13	3.94	19	12.0
Net earnings	7.28%	6.39%	89	21.6%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 4, 2017	July 29, 2016	2017 vs. 2016	2017 vs. 2016
Net sales	100.00%	100.00%	N/A	8.5%
Gross margin	34.30	34.71	(41)	7.3
Expenses:
Selling, general and administrative	21.47	21.67	(20)	7.6
Depreciation and amortization	1.99	2.18	(19)	(1.2)
Operating income	10.84	10.86	(2)	8.3
Interest - net	0.87	0.96	(9)	(1.1)
Loss on extinguishment of debt	1.28	—	128	100.0
Pre-tax earnings	8.69	9.90	(121)	(4.8)
Income tax provision	3.13	3.78	(65)	(10.1)
Net earnings	5.56%	6.12%	(56)	(1.5)%

	Three Months Ended		Six Months Ended
Other Metrics	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Comparable sales increase [1]	4.5%	2.0%	3.3%	4.4%
Total customer transactions (in millions) [2]	273	265	511	489
Average ticket [2,3]	$71.40	$68.96	$71.12	$68.56
At end of period:
Number of stores	2,141	2,108
Sales floor square feet (in millions)	214	212
Average store size selling square feet (in thousands) [4]	100	101
Return on invested capital [5]	17.0%	15.0%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable one month prior to its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted second quarter fiscal 2017 comparable sales by 135 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.

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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share
Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items, as further described below, not contemplated in Lowe’s 2017 and 2016 original business outlooks. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

•
In the second quarter of 2016, the Company settled its foreign currency hedge entered into in advance of the RONA acquisition and recorded an $84 million loss. The net impact of the foreign currency hedge on the six months ended July 29, 2016 was a net realized gain of $76 million.

•	In the first quarter of 2017, the Company recognized a $464 million loss on extinguishment of debt in connection with a $1.6 billion cash tender offer.

•
In the second quarter of 2017, the Company recognized a $96 million gain from the sale of the Company’s interest in its Australian joint venture. This gain had no impact on the Company’s income tax provision due to the reduction of a previously established deferred tax valuation allowance.

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

	Three Months Ended
	August 4, 2017			July 29, 2016
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$1.68			$1.31
Non-GAAP adjustments - per share impacts
Gain on sale of interest in Australian joint venture	(0.11)	—	(0.11)	—	—	—
Loss on foreign currency hedge	—	—	—	0.09	(0.03)	0.06
Adjusted diluted earnings per share			$1.57			$1.37

	Six Months Ended
	August 4, 2017			July 29, 2016
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$2.37			$2.29
Non-GAAP adjustments - per share impacts
Gain on sale of interest in Australian joint venture	(0.11)	—	(0.11)	—	—	—
Loss on extinguishment of debt	0.54	(0.21)	0.33	—	—	—
Gain on foreign currency hedge	—	—	—	(0.08)	0.03	(0.05)
Adjusted diluted earnings per share			$2.59			$2.24

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

	For the Periods Ended
(In millions, except percentage data)	August 4, 2017	July 29, 2016
Calculation of Return on Invested Capital
Numerator [1]
Net earnings	$3,062	$2,799
Plus:
Interest expense - net	642	608
Loss on extinguishment of debt	464	—
Provision for income taxes	1,982	1,998
Net operating profit	6,150	5,405
Less:
Income tax adjustment [2]	2,416	2,203
Net operating profit after tax	$3,734	$3,202
Effective tax rate	39.3%	41.7%
Denominator
Average debt and equity [3]	$22,017	$21,352
Return on invested capital	17.0%	15.0%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$3,062	$2,799
Denominator
Average debt and equity [3]	$22,017	$21,352
Return on average debt and equity	13.9%	13.1%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.
2    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Results of Operations

Net Sales – Net sales in the second quarter of 2017 increased 6.8% to $19.5 billion. The increase in total sales was driven primarily by an increase in comparable sales, RONA sales, and new stores, partially offset by the calendar shift from the 53rd week in fiscal 2016 in which the second quarter of 2017 included one less week of spring and one more week of summer than the prior fiscal year. Comparable sales increased 4.5% over the same period, driven by a 3.6% increase in comparable average ticket and a 0.9% increase in comparable customer transactions. RONA contributed 3.0% to sales growth while the calendar week shift negatively impacted sales 1.7% for the second quarter of 2017.

During the second quarter of 2017, all of our product categories experienced comparable sales increases, with comparable sales increases above the company average in Appliances, Lumber & Building Materials, Rough Plumbing & Electrical, and Lawn & Garden. Strong brand and service advantages in Appliances, as well as our continued investment in customer experience both in-store and online, drove solid comparable sales during the quarter. We achieved strong comparable sales in Lumber & Building Materials and Rough Plumbing & Electrical driven by demand from the Pro customer. Seasonal demand drove performance in Lawn & Garden with particular strength in live goods, lawn care, and patio.

Net sales increased 8.5% to $36.4 billion for the first six months of 2017 compared to 2016. RONA represented 3.5% of the sales growth. Comparable sales increased 3.3% over the same period, primarily driven by a 3.5% increase in comparable average ticket offset by a 0.3% decrease in customer transactions.

Gross Margin – For the second quarter of 2017, gross margin decreased 23 basis points as a percentage of sales. Gross margin was negatively impacted by 40 basis points due to targeted promotional activity and 10 basis points due to inflation. These were partially offset by 20 basis points due to cost reductions associated with our value improvement program.

Gross margin as a percentage of sales decreased 41 basis points in the first six months of 2017 compared to 2016 due primarily to targeted promotional activity, mix of products sold, and inflation. These were partially offset by cost reductions associated with our value improvement program.

SG&A – For the second quarter of 2017, SG&A expense leveraged 101 basis points as a percentage of sales compared to the second quarter of 2016. This was primarily driven by 49 basis points of leverage due to the sale of our interest in the Australian joint venture, 46 basis points of leverage due to the prior year settlement of a foreign currency option contract entered into in advance of the acquisition of RONA, and 20 basis points of leverage in operating salaries as we modified our store leadership model. These were partially offset by 10 basis points of deleverage in advertising as a result of our efforts to amplify our consumer messaging.

SG&A expense as a percentage of sales leveraged 20 basis points in the first six months of 2017 compared to 2016. This was driven primarily by 28 basis points of leverage attributable to operating salaries, 26 basis points of leverage due to the sale of our interest in the Australian joint venture, and 10 basis points of leverage in incentive compensation due to lower attainment levels compared to the prior year. These were partially offset by 23 basis points of deleverage primarily due to the prior year settlement of the foreign currency option contract entered into in advance of the RONA acquisition and 16 basis points of deleverage in risk insurance.

Depreciation and Amortization – Depreciation and amortization leveraged 20 basis points for the second quarter of 2017 compared to the prior year primarily due to the increase in sales and assets becoming fully depreciated, partially offset by incremental expense due to the acquisition of RONA. Property, less accumulated depreciation, decreased to $19.8 billion at August 4, 2017, compared to $20.3 billion at July 29, 2016. As of August 4, 2017 and July 29, 2016, we owned 78% and 79% of our stores, respectively, which included stores on leased land.

Depreciation and amortization leveraged 19 basis points for the first six months of 2017 compared to 2016 due to the same factors that impacted depreciation and amortization for the second quarter.

Interest – Net – Interest expense for the second quarter and first six months of 2017 decreased primarily as a result of the cash tender offer to purchase and retire $1.6 billion aggregate principal amount of our outstanding notes and the payoff of scheduled debts at maturity. These were partially offset by the issuance of unsecured notes in April 2016 and May 2017, respectively.

Loss on Extinguishment of Debt – During the first quarter of 2017, we repurchased and retired $1.6 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $464 million.

Income Tax Provision – Our effective income tax rates were 36.2% and 38.1% for the three months ended August 4, 2017 and July 29, 2016, respectively. The decrease in the tax rate is primarily due to the benefit from the sale of our interest in the Australian joint venture, which did not result in tax expense during the quarter due to the reduction of previously established deferred tax valuation allowances.

Our effective income tax rates were 36.0% and 38.1% for the six months ended August 4, 2017 and July 29, 2016, respectively. During 2017, we adopted ASU 2016-09 regarding improvements to employee share-based accounting requiring entities to recognize excess tax benefits and deficiencies within income taxes. Previously, excess tax benefits and certain tax deficiencies were recorded within equity. This change resulted in a favorable discrete item for the six months ended August 4, 2017, and reduced our effective income tax rate by 76 basis points.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for the six months ended August 4, 2017 and July 29, 2016:

	Six Months Ended
(In millions)	August 4, 2017	July 29, 2016
Net cash provided by (used in):
Operating activities	5,074	4,628
Investing activities	(796)	(2,934)
Financing activities	(3,152)	(110)

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the six months ended August 4, 2017, versus the six months ended July 29, 2016, was primarily driven by an increase in net earnings adjusted for non-cash expenses and improved working capital management.

The decrease in net cash used in investing activities for the six months ended August 4, 2017, versus the six months ended July 29, 2016, was driven primarily by a decrease in cash used to acquire businesses and an increase in proceeds from the sale/maturity of investments. We used $505 million to acquire Maintenance Supply Headquarters during the second quarter of 2017 compared to $2.3 billion to acquire RONA in the second quarter of 2016. We received proceeds of $199 million from the sale of our interest in the Australian joint venture during the second quarter of 2017.

The increase in cash used in financing activities for the six months ended August 4, 2017, versus the six months ended July 29, 2016, was driven primarily by the completion of a cash tender offer in May 2017, an increase in repayments of short-term borrowings, and a decrease in net proceeds from the issuance of long-term debt. We paid approximately $2.0 billion to purchase $1.6 billion of our higher coupon notes prior to maturity in connection with the cash tender offer. We issued $3.0 billion of unsecured notes to fund the tender offer and finance current year maturities (see Note 8 to the consolidated financial statements included herein for additional information). In April 2016, we issued $3.3 billion of unsecured notes to fund the acquisition of RONA.

Sources of Liquidity

Liquidity is provided primarily by our cash flows from operations, short-term borrowing facilities, and long-term debt.

We have a $1.75 billion unsecured revolving credit agreement with a syndicate of banks that expires in November 2021. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement, we may increase the aggregate availability by an additional $500 million. The credit facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the credit facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility. The credit agreement contains customary representations, warranties, and covenants for a transaction of this type. We were in compliance with those covenants at August 4, 2017. There were no outstanding borrowings or letters of credit under the credit facility and no outstanding borrowings under the commercial paper program at August 4, 2017.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of September 5, 2017, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, which is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of August 4, 2017, we had $2.6 billion remaining available under our share repurchase program with no expiration date. Our fiscal year 2017 guidance assumes approximately $3.5 billion in share repurchases for the fiscal year. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends declared during the second quarter of 2017 totaled $344 million. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the first quarter of 2017, we issued $3.0 billion of unsecured notes in the ordinary course of business and used the proceeds from this issuance to repurchase $1.6 billion of unsecured debt before maturity. We also repaid $500 million of debt maturities during the first quarter of 2017. The table below summarizes our contractual obligations relating to long-term debt, excluding capitalized lease obligations, at August 4, 2017. Interest payments included in the table below are calculated based on the rates in effect at August 4, 2017. The unsecured notes are further described in Note 8 to the consolidated financial statements included herein.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$15,364	$251	$1,801	$1,775	$11,537
Long-term debt (interest payments)	9,574	583	1,128	1,036	6,827
Total	$24,938	$834	$2,929	$2,811	$18,364

As of August 4, 2017, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2016. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. Our significant and critical accounting policies have not changed significantly since the filing of the Annual Report.

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

A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches, ransomware and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience impairment losses if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities. With respect to acquisitions, potential risks include the effect of such transactions on Lowe’s and the target company’s strategic relationships, operating results and businesses generally; our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing the scope, geographic diversity, and complexity of our operations; significant integration costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the SEC) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.

The forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. The foregoing list of important factors that may affect future results is not exhaustive. When relying on forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. All such forward-looking statements are based upon data available as of the date of this Form 10-Q or other specified date and speak only as of such date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf about any of the matters covered in this Form 10-Q are qualified by these cautionary statements and the risk factors disclosed in “Item 1A - Risk Factors” in the Annual Report and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, change in circumstances, future events or otherwise, except as may be required by law.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates related to our international operations, interest rates, and commodity prices. The Company’s market risks have not changed materially from that disclosed in the Annual Report for the fiscal year ended February 3, 2017.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 4, 2017, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended August 4, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A - Risk Factors” in the Annual Report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of fiscal 2017:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
May 6, 2017 - June 2, 2017 [3]	8,999,354	$80.39	8,997,156	$3,010,165,974
June 3, 2017 - July 7, 2017	3,018,452	78.45	3,017,720	2,773,441,925
July 8, 2017 - August 4, 2017 [3]	3,775,524	76.82	3,774,615	2,576,156,698
As of August 4, 2017	15,793,330	$79.17	15,789,491	$2,576,156,698

[1]
The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]	On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day.

[3]
In May 2017, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. Pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 5.2 million shares. In July 2017, prior to the end of the second quarter of 2017, the Company finalized the transaction and received an additional 1.2 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

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

LOWE’S COMPANIES, INC.
(Registrant)

September 5, 2017	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer