Form 10-Q
period 2017-11-03
LOWES COMPANIES INC
filed 2017-12-05
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 12/1/2017
Common Stock, $0.50 par value	829,760,597

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		November 3, 2017	October 28, 2016	February 3, 2017
Assets
Current assets:
Cash and cash equivalents		$743	$960	$558
Short-term investments		85	123	100
Merchandise inventory - net		12,393	10,990	10,458
Other current assets		788	655	884
Total current assets		14,009	12,728	12,000
Property, less accumulated depreciation		19,818	20,037	19,949
Long-term investments		370	436	366
Deferred income taxes - net		347	331	222
Goodwill		1,327	1,034	1,082
Other assets		912	804	789
Total assets		$36,783	$35,370	$34,408

Liabilities and equity
Current liabilities:
Short-term borrowings		$171	$—	$510
Current maturities of long-term debt		297	800	795
Accounts payable		8,903	7,836	6,651
Accrued compensation and employee benefits		808	704	790
Deferred revenue		1,404	1,258	1,253
Other current liabilities		2,155	2,035	1,975
Total current liabilities		13,738	12,633	11,974
Long-term debt, excluding current maturities		15,570	14,395	14,394
Deferred revenue - extended protection plans		794	745	763
Other liabilities		939	889	843
Total liabilities		31,041	28,662	27,974

Equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
November 3, 2017	831
October 28, 2016	873
February 3, 2017	866	415	437	433
Capital in excess of par value		—	—	—
Retained earnings		5,289	6,376	6,241
Accumulated other comprehensive income/(loss)		38	(214)	(240)
Total Lowe’s Companies, Inc. shareholders’ equity		5,742	6,599	6,434
Noncontrolling interest		—	109	—
Total equity		5,742	6,708	6,434
Total liabilities and equity		$36,783	$35,370	$34,408

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	November 3, 2017		October 28, 2016		November 3, 2017		October 28, 2016
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$16,770	100.00	$15,739	100.00	$53,125	100.00	$49,233	100.00
Cost of sales	11,057	65.93	10,332	65.65	34,942	65.77	32,201	65.41
Gross margin	5,713	34.07	5,407	34.35	18,183	34.23	17,032	34.59
Expenses:
Selling, general and administrative	3,808	22.71	4,084	25.94	11,615	21.87	11,340	23.02
Depreciation and amortization	358	2.13	384	2.44	1,080	2.03	1,115	2.27
Operating income	1,547	9.23	939	5.97	5,488	10.33	4,577	9.30
Interest - net	160	0.96	163	1.04	479	0.91	486	0.99
Loss on extinguishment of debt	—	—	—	—	464	0.87	—	—
Pre-tax earnings	1,387	8.27	776	4.93	4,545	8.55	4,091	8.31
Income tax provision	515	3.07	397	2.52	1,652	3.10	1,661	3.37
Net earnings	$872	5.20	$379	2.41	$2,893	5.45	$2,430	4.94

Weighted average common shares outstanding - basic	831		873		843		884
Basic earnings per common share	$1.05		$0.43		$3.42		$2.74
Weighted average common shares outstanding - diluted	832		874		844		886
Diluted earnings per common share	$1.05		$0.43		$3.42		$2.73
Cash dividends per share	$0.41		$0.35		$1.17		$0.98

Retained Earnings
Balance at beginning of period	$5,253		$6,839		$6,241		$7,593
Net earnings attributable to Lowe’s Companies, Inc.	872		378		2,893		2,428
Cash dividends declared	(341)		(306)		(984)		(865)
Share repurchases	(495)		(535)		(2,861)		(2,780)
Balance at end of period	$5,289		$6,376		$5,289		$6,376

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	November 3, 2017		October 28, 2016		November 3, 2017		October 28, 2016
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$872	5.20	$379	2.41	$2,893	5.45	$2,430	4.94
Foreign currency translation adjustments - net of tax	173	1.03	152	0.97	278	0.52	179	0.36
Other comprehensive income	173	1.03	152	0.97	278	0.52	179	0.36
Comprehensive income	$1,045	6.23	$531	3.38	$3,171	5.97	$2,609	5.30

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	November 3, 2017	October 28, 2016
Cash flows from operating activities:
Net earnings	$2,893	$2,430
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,148	1,190
Deferred income taxes	(118)	(72)
Loss on property and other assets - net	21	130
Loss on extinguishment of debt	464	—
(Gain) loss on cost method and equity method investments	(86)	300
Share-based payment expense	78	71
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,783)	(718)
Other operating assets	186	32
Accounts payable	2,251	1,859
Other operating liabilities	318	47
Net cash provided by operating activities	5,372	5,269

Cash flows from investing activities:
Purchases of investments	(680)	(1,018)
Proceeds from sale/maturity of investments	870	987
Capital expenditures	(787)	(820)
Proceeds from sale of property and other long-term assets	21	28
Purchases of derivative instruments	—	(103)
Proceeds from settlement of derivative instruments	—	179
Acquisition of business - net	(509)	(2,284)
Other - net	13	(21)
Net cash used in investing activities	(1,072)	(3,052)

Cash flows from financing activities:
Net change in short-term borrowings	(340)	(44)
Net proceeds from issuance of long-term debt	2,968	3,267
Repayment of long-term debt	(2,836)	(1,146)
Proceeds from issuance of common stock under share-based payment plans	87	88
Cash dividend payments	(947)	(815)
Repurchase of common stock	(3,054)	(3,054)
Other - net	(8)	48
Net cash used in financing activities	(4,130)	(1,656)

Effect of exchange rate changes on cash	15	(6)

Net increase in cash and cash equivalents	185	555
Cash and cash equivalents, beginning of period	558	405
Cash and cash equivalents, end of period	$743	$960

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of November 3, 2017, and October 28, 2016, and the results of operations, comprehensive income for the three and nine months ended November 3, 2017, and October 28, 2016, and cash flows for the nine months ended November 3, 2017 and October 28, 2016.

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

Accounting Pronouncements Recently Adopted

Effective February 4, 2017, the Company adopted Accounting Standards Update (ASU 2016-09), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. All excess tax benefits or deficiencies related to share-based payments are recognized in the provision for income taxes, which has increased the volatility within our provision for income taxes, as these amounts were previously reported within equity. As a result of the adoption, we have recognized $10 million and $34 million of excess tax benefits in our provision for income taxes for the three and nine months ended November 3, 2017, respectively. The recognition of these benefits contributed $0.01 and $0.04 to diluted earnings per share for the three and nine months ended November 3, 2017, respectively. Excess tax benefits were historically reflected as a financing activity in the statements of cash flows, and after adoption, are included within operating activities. Cash paid to tax authorities by the Company when directly withholding shares for tax purposes will continue to be classified as a financing activity in the statement of cash flows. Share-based payment expense will continue to reflect estimated forfeitures of share-based payment awards. The Company has adopted the applicable provisions of the ASU prospectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the ASU has expanded disclosure requirements regarding revenue. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.

The Company continues to evaluate the impact of adopting this standard and its subsequent related amendments and interpretations. However, based on our assessment, which will be finalized in the fourth quarter of 2017, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. The Company has determined the adoption of the guidance will impact the timing of recognition of its stored value card breakage. Currently, breakage is recognized using the remote method and will be recognized using the proportional method upon adoption of the guidance. In addition, the Company expects a change in the presentation of the sales return reserve on the consolidated balance sheet, as it is currently reported on a net basis, as well as a change in the timing of how installation services are recognized. The Company is also evaluating principal versus agent conclusions as it relates to certain arrangements with third parties that could impact the presentation of revenue on a gross or net basis. The Company does not expect any significant modifications to existing systems or material changes in the Company’s internal controls over financial reporting. The adoption of the ASU will result in increased footnote disclosure requirements.

The Company plans to adopt this ASU in the first quarter of fiscal 2018, and based on its ongoing assessment of potential impacts to its consolidated financial statements, the Company expects to use a modified retrospective approach to adoption.

Note 2: Acquisitions - On June 23, 2017, the Company completed its acquisition of Maintenance Supply Headquarters, a leading distributor of maintenance, repair and operations (MRO) products serving the multifamily housing industry. The aggregate purchase price of this acquisition was $513 million and is included in the investing section of the consolidated statements of cash flows, net of the cash acquired. The acquisition is expected to enable the Company to deepen and broaden its relationship with Pro customers and better serve their needs. Acquisition-related costs were expensed as incurred and were not significant.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of November 3, 2017, October 28, 2016, and February 3, 2017. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	November 3, 2017	October 28, 2016	February 3, 2017
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$70	$28	$81
Certificates of deposit	Level 1	15	55	15
Municipal obligations	Level 2	—	37	4
Municipal floating rate obligations	Level 2	—	3	—
Total short-term investments		$85	$123	$100
Long-term investments:
Available-for-sale securities
Municipal floating rate obligations	Level 2	$368	$430	$359
Certificates of deposit	Level 1	2	2	2
Municipal obligations	Level 2	—	4	5
Total long-term investments		$370	$436	$366

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended November 3, 2017, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition. During the three and nine months ended October 28, 2016, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets, goodwill, and cost method investments, which were classified as

Level 3 fair value measurements. These non-cash impairment charges were included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting impairment losses included in earnings for the three and nine months ended October 28, 2016. Because these assets are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 28, 2016.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	November 3, 2017		October 28, 2016		February 3, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,958	$15,974	$14,318	$15,948	$14,321	$15,305
Mortgage notes (Level 2)	7	7	10	10	7	7
Long-term debt (excluding capitalized lease obligations)	$14,965	$15,981	$14,328	$15,958	$14,328	$15,312

Note 5: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $70 million at November 3, 2017, $53 million at October 28, 2016, and $81 million at February 3, 2017.

Restricted balances included in long-term investments were $332 million at November 3, 2017, $348 million at October 28, 2016, and $354 million at February 3, 2017.

Note 6: Property - Property is shown net of accumulated depreciation of $17.1 billion at November 3, 2017, $17.1 billion at October 28, 2016, and $17.0 billion at February 3, 2017.

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

	Three Months Ended		Nine Months Ended
(In millions)	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Deferred revenue - extended protection plans, beginning of period	$790	$744	$763	$729
Additions to deferred revenue	96	88	304	280
Deferred revenue recognized	(92)	(87)	(273)	(264)
Deferred revenue - extended protection plans, end of period	$794	$745	$794	$745

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term. Deferred costs associated with extended protection plan contracts were $19 million at November 3, 2017, $17 million at October 28, 2016, and $18 million at February 3, 2017. The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the accompanying consolidated balance sheets. All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented. Expenses for claims are recognized when incurred and totaled $43 million and $119 million for the three and nine months ended November 3, 2017, respectively, and $39 million and $107 million for the three and nine months ended October 28, 2016, respectively.

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

Note 9: Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of November 3, 2017, the Company had $2.1 billion remaining in its share repurchase program.

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

In August 2017, the Company entered into an ASR agreement with a third-party financial institution to repurchase $250 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $250 million to the financial institution using cash on hand, and took delivery of 2.9 million shares. The Company finalized the transaction and received an additional 0.3 million shares prior to the end of the third quarter.

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

During the three and nine months ended November 3, 2017, the Company also repurchased shares of its common stock through the open market totaling 3.2 million and 21.8 million shares, respectively, for a cost of $250 million and $1.8 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and nine months ended November 3, 2017, and October 28, 2016 were as follows:

	Three Months Ended
	November 3, 2017		October 28, 2016
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	6.4	$500	8.3	$550
Shares withheld from employees	0.4	27	0.3	24
Total share repurchases	6.8	$527	8.6	$574

[1]
Reductions of $495 million and $535 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended November 3, 2017 and October 28, 2016, respectively.

	Nine Months Ended
	November 3, 2017		October 28, 2016
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	37.5	$3,000	39.0	$2,949
Shares withheld from employees	0.5	41	1.1	77
Total share repurchases	38.0	$3,041	40.1	$3,026

[2]
Reductions of $2.9 billion and $2.8 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended November 3, 2017 and October 28, 2016, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended November 3, 2017 and October 28, 2016:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Basic earnings per common share:
Net earnings attributable to Lowe’s Companies, Inc.	$872	$378	$2,893	$2,428
Less: Net earnings allocable to participating securities	(2)	(2)	(10)	(9)
Net earnings allocable to common shares, basic	$870	$376	$2,883	$2,419
Weighted-average common shares outstanding	831	873	843	884
Basic earnings per common share	$1.05	$0.43	$3.42	$2.74
Diluted earnings per common share:
Net earnings attributable to Lowe’s Companies, Inc.	$872	$378	$2,893	$2,428
Less: Net earnings allocable to participating securities	(2)	(2)	(10)	(9)
Net earnings allocable to common shares, diluted	$870	$376	$2,883	$2,419
Weighted-average common shares outstanding	831	873	843	884
Dilutive effect of non-participating share-based awards	1	1	1	2
Weighted-average common shares, as adjusted	832	874	844	886
Diluted earnings per common share	$1.05	$0.43	$3.42	$2.73

Stock options to purchase 1.0 million shares of common stock were anti-dilutive for the three and nine months ended November 3, 2017. Stock options to purchase 1.1 million and 0.9 million shares of common stock were anti-dilutive for the three and nine months ended October 28, 2016, respectively.

Note 11: Income Taxes - The Company’s effective income tax rates were 37.1% and 51.2% for the three months ended November 3, 2017 and October 28, 2016, respectively. The lower effective income tax rate for the three months ended November 3, 2017 was primarily attributable to the non-cash impairment charge associated with our investment in the Australian joint venture, which was recognized during the third quarter of fiscal 2016. The loss was considered capital in nature and, since no capital gains were identified through which the Company could utilize this loss, a full deferred tax valuation allowance was established. As a result, the loss did not result in a tax benefit.

Our effective income tax rates were 36.3% and 40.6% for the nine months ended November 3, 2017 and October 28, 2016, respectively. The lower effective income tax rate for the nine months ended November 3, 2017 was primarily attributable to the non-cash impairment charge associated with our investment in the Australian joint venture, and from the sale of this investment during the second quarter of fiscal 2017, which did not result in tax expense due to the reduction of the previously established deferred tax valuation allowance. The lower effective income tax rate for the nine months ended November 3, 2017 was also driven by the recognition of excess tax benefits related to share-based payments after the adoption of ASU 2016-09. See Note 1 to the consolidated financial statements included herein for more information regarding ASU 2016-09.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Long-term debt	$146	$151	$438	$437
Capitalized lease obligations	14	13	41	40
Interest income	(2)	(4)	(10)	(10)
Interest capitalized	(2)	(1)	(4)	(3)
Interest on tax uncertainties	—	—	(1)	2
Other	4	4	15	20
Interest - net	$160	$163	$479	$486

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	November 3, 2017	October 28, 2016
Cash paid for interest, net of amount capitalized	$610	$588
Cash paid for income taxes - net	$1,322	$1,657
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$91	$72
Cash dividends declared but not paid	$341	$306

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.
Mooresville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 3, 2017 and October 28, 2016, and the related consolidated statements of current and retained earnings, and comprehensive income for the fiscal three-month and nine-month periods ended November 3, 2017 and October 28, 2016, and of cash flows for the fiscal nine-month periods ended November 3, 2017 and October 28, 2016. These consolidated interim financial statements are the responsibility of the Company’s management.

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
December 5, 2017

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended November 3, 2017, and October 28, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2016. In fiscal 2017, there is a one week shift as a result of the 53rd week in fiscal 2016. For purposes of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based upon comparable 13 week periods. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales and net earnings increased for the third quarter of 2017 by 6.5% to $16.8 billion and 130.3% to $872 million, respectively. Diluted earnings per common share increased 144.2% in the third quarter of 2017 to $1.05 from $0.43 in the third quarter of the prior year. Diluted earnings per common share in the third quarter of 2017 increased 19.3% from adjusted diluted earnings per share of $0.88 in the same period of the prior year (see discussion of non-GAAP financial measures beginning on page 17). Continuing to deliver on our commitment to return excess cash to shareholders, during the third quarter of 2017, we paid $344 million in dividends and repurchased $500 million of common stock through our share repurchase program.

During the third quarter of 2017, all U.S. regions generated comparable sales increases as we drove increased traffic in-store and online with compelling messaging and integrated omni-channel experiences, while continuing to capitalize on a supportive macro-economic backdrop and customers’ continued desire to invest in their homes. In addition, all product categories generated positive comparable sales, with particular strength in Lumber & Building Materials, Appliances, and Rough Plumbing & Electrical. We continued to see strong demand from the Pro customer for the quarter with comparable sales above the company average.

Hurricanes Harvey and Irma positively impacted third quarter comparable sales by approximately 140 basis points. Our merchants, vendors, logistics, and store teams were able to work together seamlessly to ensure customers had the right products to protect and repair their homes. Our teams sent over 11,000 truckloads of product to impacted areas supporting both DIY and Pro customers as they prepared for the storms and worked to repair properties afterward. We also added Account Executive Pro Services (AEPs) to the Texas and Florida markets to support the incremental demand from Pro customers.

We continued to build upon our strong foundation with the Pro customer by continuing to optimize our product and service offerings to better serve their unique needs. During the quarter, we continued to drive Pro awareness through Pro-exclusive offers, digital focus on LowesForPros.com, and our growing Pro services team. The addition of Maintenance Supply Headquarters (MSH) and Central Wholesalers, Inc. further expanded our capabilities to serve the multi-family housing industry through enhanced product and service offerings while strengthening our platform with both new and existing Pro customers.

In addition, we continued to execute on our strategic priorities during the quarter, including leveraging our omni-channel capabilities to help customers achieve project results. We also continue to leverage our investments in Lowes.com to provide an upgraded online shopping experience by delivering an optimized mobile experience, improved product and content recommendations, refined search algorithms, optimized assortment informed by digital line reviews and expanded product views, including video content. We are working to further advance our online platform making it easier for customers to engage with our in-home Project Specialists and request services online, as well as working to centralize our process for providing installation quotes, allowing for greater efficiency and a more consistent customer experience.

Looking ahead, we plan to build upon our strong foundation by developing capabilities to anticipate and support customers’ evolving needs and continue to focus on strengthening our operating discipline and execution. We look forward to the introduction of Craftsman products in-store and online beginning in the second half of 2018. We believe this partnership with Stanley Black & Decker strengthens our ability to deliver on customer expectations across many product categories and will allow both DIY and Pro customers greater access to high quality, value-oriented product offerings for their next home improvement project. We also remain committed to balancing our promotional strategy with our pricing optimization efforts to improve profitability, and we will further leverage our new store leadership model and make investments in customer-facing hours in order to capitalize upon strong traffic trends to deliver an improved customer experience.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 3, 2017	October 28, 2016	2017 vs. 2016	2017 vs. 2016
Net sales	100.00%	100.00%	N/A	6.5%
Gross margin	34.07	34.35	(28)	5.7
Expenses:
Selling, general and administrative	22.71	25.94	(323)	(6.7)
Depreciation and amortization	2.13	2.44	(31)	(6.8)
Operating income	9.23	5.97	326	64.7
Interest - net	0.96	1.04	(8)	(2.1)
Pre-tax earnings	8.27	4.93	334	78.8
Income tax provision	3.07	2.52	55	29.7
Net earnings	5.20%	2.41%	279	130.3%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 3, 2017	October 28, 2016	2017 vs. 2016	2017 vs. 2016
Net sales	100.00%	100.00%	N/A	7.9%
Gross margin	34.23	34.59	(36)	6.8
Expenses:
Selling, general and administrative	21.87	23.02	(115)	2.4
Depreciation and amortization	2.03	2.27	(24)	(3.2)
Operating income	10.33	9.30	103	19.9
Interest - net	0.91	0.99	(8)	(1.4)
Loss on extinguishment of debt	0.87	—	87	100.0
Pre-tax earnings	8.55	8.31	24	11.1
Income tax provision	3.10	3.37	(27)	(0.6)
Net earnings	5.45%	4.94%	51	19.1%

	Three Months Ended		Nine Months Ended
Other Metrics	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Comparable sales increase [1]	5.7%	2.7%	4.0%	3.9%
Total customer transactions (in millions) [2]	231	229	742	718
Average ticket [2,3]	$72.63	$68.65	$71.59	$68.59
At end of period:
Number of stores	2,144	2,119
Sales floor square feet (in millions)	214	213
Average store size selling square feet (in thousands) [4]	100	100
Return on invested capital [5]	19.5%	13.6%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted third quarter fiscal 2017 comparable sales by approximately 95 basis points and fiscal 2017 comparable sales by approximately 105 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 39-week periods, respectively.

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

•	In the third quarter of 2016, the company recognized $462 million of non-cash pre-tax charges which included the following:

•	$290 million impairment resulting from the wind down of our investment in the Australian joint venture with Woolworths Limited (Woolworths).

•
$96 million related to a write-off for projects that were canceled as part of the company’s ongoing review of strategic initiatives in an effort to focus on critical projects that will drive desired outcomes.

•	$76 million related to goodwill and long-lived asset impairments associated with the company’s Orchard Supply Hardware (Orchard) operations as part of a strategic reassessment of this business.

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

	Three Months Ended
	November 3, 2017			October 28, 2016
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$1.05			$0.43
Non-GAAP adjustments - per share impacts
Australian joint venture impairment	—	—	—	0.33	—	0.33
Project write-offs	—	—	—	0.11	(0.04)	0.07
Orchard Supply Hardware goodwill and long-lived asset impairment	—	—	—	0.09	(0.04)	0.05
Adjusted diluted earnings per share			$1.05			$0.88

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

The calculation of ROIC, together with a reconciliation to the calculation of return on average debt and equity, the most comparable GAAP financial measure, is as follows:

	For the Periods Ended
(In millions, except percentage data)	November 3, 2017	October 28, 2016
Calculation of Return on Invested Capital
Numerator [1]
Net earnings	$3,556	$2,441
Plus:
Interest expense - net	639	630
Loss on extinguishment of debt	464	—
Provision for income taxes	2,099	1,945
Net operating profit	6,758	5,016
Less:
Income tax adjustment [2]	2,509	2,066
Net operating profit after tax	$4,249	$2,950
Effective tax rate	37.1%	44.3%
Denominator
Average debt and equity [3]	$21,806	$21,725
Return on invested capital	19.5%	13.6%

Calculation of Return on Average Debt and Equity
Numerator [1]
Net earnings	$3,556	$2,441
Denominator
Average debt and equity [3]	$21,806	$21,725
Return on average debt and equity	16.3%	11.2%
1    Amounts used in the calculation of the numerator are based on the trailing four quarters.
2    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate.

[3]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Results of Operations

Net Sales – Net sales in the third quarter of 2017 increased 6.5% to $16.8 billion. The increase in total sales was driven primarily by an increase in comparable sales, the acquisitions of Maintenance Supply Headquarters and Central Wholesalers, Inc., and new stores partially offset by the calendar shift from the 53rd week in fiscal 2016. Comparable sales increased 5.7% over the same period, driven by a 4.8% increase in comparable average ticket and a 0.9% increase in comparable customer transactions. Acquisitions and new stores contributed 0.7% and 0.5% to sales growth, respectively, while the calendar week shift negatively impacted sales 0.4% for the third quarter of 2017.

During the third quarter of 2017, all product categories experienced comparable sales increases, with comparable sales increases above the company average in Lumber & Building Materials, Appliances, and Rough Plumbing & Electrical. Lumber & Building Materials benefited from an increased demand for hurricane-related products such as plywood, pressure-treated lumber, fencing, shingles, drywall, and insulation, an increase in Pro customer demand, and inflation. Strong brand and service advantages in Appliances, as well as our continued investment in customer experience both in-store and online, drove double-digit comparable sales during the quarter. We also achieved strong comparable sales in Rough Plumbing & Electrical driven by continued improvements in brand relevance and demand from the Pro customer.

Net sales increased 7.9% to $53.1 billion for the first nine months of 2017 compared to 2016. RONA represented 2.6% of the sales growth. Comparable sales increased 4.0% over the same period, primarily driven by a 3.9% increase in comparable average ticket and a 0.1% increase in customer transactions.

Gross Margin – For the third quarter of 2017, gross margin decreased 28 basis points as a percentage of sales. Gross margin was negatively impacted by 25 basis points due to competitive actions and 20 basis points due to mix of products sold. These were partially offset by approximately 25 basis points of leverage as we cycled the inclusion of purchase price adjustments in the prior year related to RONA’s opening balance sheet primarily associated with inventory, as well as the mix of the RONA business.

Gross margin as a percentage of sales decreased 36 basis points in the first nine months of 2017 compared to 2016 due to the same factors that impacted gross margin in the third quarter.

SG&A – For the third quarter of 2017, SG&A expense leveraged 323 basis points as a percentage of sales compared to the third quarter of 2016. This was primarily driven by 184 basis points of leverage due to the prior year non-cash impairment charge related to the investment in the Australian joint venture, 61 basis points of leverage associated with the prior year write-off of canceled technology-enabled projects, and 48 basis points of leverage associated with goodwill and long-lived asset impairments related to Orchard operations recorded in the prior year. In addition, operating salaries leveraged 27 basis points as we streamlined our store leadership model.

SG&A expense as a percentage of sales leveraged 115 basis points in the first nine months of 2017 compared to 2016. This was driven primarily by 77 basis points of leverage attributable to the prior year non-cash impairment charge and the current year sale of our interest in the Australian joint venture, 35 basis points of leverage in operating salaries, 19 basis points of leverage due to the prior year write-off of canceled technology-enabled projects, and 15 basis points of leverage associated with goodwill and long-lived asset impairments related to Orchard operations recorded in the prior year. These were partially offset by 15 basis points of deleverage primarily due to the prior year settlement of the foreign currency option contract entered into in advance of the RONA acquisition and 11 basis points of deleverage in risk insurance.

Depreciation and Amortization – Depreciation and amortization leveraged 31 basis points for the third quarter of 2017 compared to the prior year primarily due to the increase in sales and assets becoming fully depreciated, partially offset by incremental expense due to the acquisition of Maintenance Supply Headquarters. Property, less accumulated depreciation, decreased to $19.8 billion at November 3, 2017, compared to $20.0 billion at October 28, 2016. As of November 3, 2017 and October 28, 2016, we owned 78% and 79% of our stores, respectively, which included stores on leased land.

Depreciation and amortization leveraged 24 basis points for the first nine months of 2017 compared to 2016 due to the same factors that impacted depreciation and amortization for the third quarter.

Interest – Net – Interest expense for the third quarter and first nine months of 2017 decreased primarily as a result of the cash tender offer to purchase and retire $1.6 billion aggregate principal amount of our outstanding notes and the payoff of scheduled debts at maturity. These were partially offset by the issuance of unsecured notes in April 2016 and May 2017, respectively.

Loss on Extinguishment of Debt – During the first quarter of 2017, we repurchased and retired $1.6 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $464 million.

Income Tax Provision – Our effective income tax rates were 37.1% and 51.2% for the three months ended November 3, 2017 and October 28, 2016, respectively. During the third quarter of 2016, the Company recognized a non-cash impairment charge associated with our investment in the Australian joint venture. The loss was considered capital in nature and, since no capital gains were identified through which the Company could utilize this loss, a full deferred tax valuation allowance was established. As a result, the loss did not result in a tax benefit.

Our effective income tax rates were 36.3% and 40.6% for the nine months ended November 3, 2017 and October 28, 2016, respectively. The lower effective income tax rate for the nine months ended November 3, 2017 was primarily attributable to the non-cash impairment charge associated with our investment in the Australian joint venture, and from the sale of this investment during the second quarter of fiscal 2017, which did not result in tax expense due to the reduction of the previously established deferred tax valuation allowance.

During 2017, we adopted ASU 2016-09 regarding improvements to employee share-based accounting requiring entities to recognize excess tax benefits and deficiencies within income taxes. Previously, excess tax benefits and certain tax deficiencies were recorded within equity. This change resulted in a favorable discrete item for the nine months ended November 3, 2017, and reduced our effective income tax rate by 76 basis points.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flow activities for the nine months ended November 3, 2017 and October 28, 2016:

	Nine Months Ended
(In millions)	November 3, 2017	October 28, 2016
Net cash provided by (used in):
Operating activities	5,372	5,269
Investing activities	(1,072)	(3,052)
Financing activities	(4,130)	(1,656)

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the nine months ended November 3, 2017, versus the nine months ended October 28, 2016, was driven primarily by an increase in net earnings adjusted for non‐cash expenses partially offset by changes in working capital.

The decrease in net cash used in investing activities for the nine months ended November 3, 2017, versus the nine months ended October 28, 2016, was driven primarily by a decrease in cash used to acquire businesses and a decrease in purchases of investments and derivative instruments, partially offset by a decrease in proceeds from the sale/maturity of investments and derivative instruments. We used $509 million to acquire Maintenance Supply Headquarters during the first nine months of 2017 compared to $2.3 billion to acquire RONA during the first nine months of 2016.

The increase in cash used in financing activities for the nine months ended November 3, 2017, versus the nine months ended October 28, 2016, was driven primarily by the completion of a cash tender offer in May 2017, a decrease in net proceeds from the issuance of long-term debt, and an increase in repayments of short-term borrowings. We paid approximately $2.0 billion to purchase $1.6 billion of our higher coupon notes prior to maturity in connection with the cash tender offer. We issued $3.0 billion of unsecured notes to fund the tender offer and finance current year maturities (see Note 8 to the consolidated financial statements included herein for additional information). In April 2016, we issued $3.3 billion of unsecured notes to fund the acquisition of RONA.

Sources of Liquidity

Liquidity is provided primarily by our cash flows from operations, short-term borrowing facilities, and long-term debt.

We have a $1.75 billion unsecured revolving credit agreement with a syndicate of banks that expires in November 2021. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement, we may increase the aggregate availability by an additional $500 million. The credit facility supports our commercial paper program and has a $500 million letter of credit sublimit. Letters of credit issued pursuant to the credit facility reduce the amount available for borrowing under its terms. Borrowings made are unsecured and priced at fixed rates based upon market conditions at the time of funding in accordance with the terms of the credit facility. The credit agreement contains customary representations, warranties, and covenants for a transaction of this type. We were in compliance with those covenants at November 3, 2017. As of November 3, 2017, there were $171 million of outstanding borrowings under the commercial paper program and no outstanding borrowings or letters of credit under the credit facility.

We expect to continue to have access to the capital markets on both short- and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios. The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of December 5, 2017, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Cash Requirements

Capital expenditures
Our fiscal 2017 capital forecast is approximately $1.2 billion. Investments in our existing stores, including investments in remerchandising, store equipment, and technology, are expected to account for approximately 45% of net cash outflow. Our expansion plans are expected to account for approximately 30% of planned net cash outflow. Approximately 20% of planned net cash outflow is for corporate programs, including investments to enhance the customer experience, as well as enhancements to the corporate infrastructure. Other planned capital expenditures, accounting for approximately 5% of planned net cash outflow, are for investments in our existing distribution network.

Debt and capital
Unsecured debt of $250 million is scheduled to mature in September 2018. See Note 8 to the consolidated financial statements included herein for additional information regarding long-term debt, including fiscal year 2017 financing activities.

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, which is executed through purchases made from time to time either in the open market or through private off-market transactions. Shares purchased under the share repurchase program are retired and returned to authorized and unissued status. As of November 3, 2017, we had $2.1 billion remaining available under our share repurchase program with no expiration date. Our fiscal year 2017 guidance assumes approximately $3.5 billion in share repurchases for the fiscal year. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends declared during the third quarter of 2017 totaled $341 million. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared.

OFF-BALANCE SHEET ARRANGEMENTS

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the first quarter of 2017, we issued $3.0 billion of unsecured notes in the ordinary course of business and used the proceeds from this issuance to repurchase $1.6 billion of unsecured debt before maturity. We also repaid $750 million of debt maturities during the first nine months of 2017. The table below summarizes our contractual obligations relating to long-term debt, excluding capitalized lease obligations, at November 3, 2017. Interest payments included in the table below are calculated based on the rates in effect at November 3, 2017. The unsecured notes are further described in Note 8 to the consolidated financial statements included herein.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$15,115	$251	$1,551	$1,786	$11,527
Long-term debt (interest payments)	9,350	576	1,111	1,013	6,650
Total	$24,465	$827	$2,662	$2,799	$18,177

As of November 3, 2017, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2016. Refer to the Annual Report for additional information regarding our contractual obligations and commercial commitments.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 3, 2017, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended November 3, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of fiscal 2017:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 5, 2017 - September 1, 2017 [3]	4,638,797	$77.21	4,638,074	$2,197,136,831
September 2, 2017 - October 6, 2017	1,161,732	78.65	823,328	2,132,162,709
October 7, 2017 - November 3, 2017 [3]	963,108	79.95	962,287	2,076,164,467
As of November 3, 2017	6,763,637	$77.84	6,423,689	$2,076,164,467

[1]
The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]	On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day.

[3]
In August 2017, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $250 million of the Company’s common stock. Pursuant to the agreement, the Company paid $250 million to the financial institution and received an initial delivery of 2.9 million shares. In November 2017, prior to the end of the third quarter of 2017, the Company finalized the transaction and received an additional 0.3 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

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

LOWE’S COMPANIES, INC.
(Registrant)

December 5, 2017	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer