Form 10-K
period 2018-02-02
LOWES COMPANIES INC
filed 2018-04-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2018
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

As of August 4, 2017, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $65.6 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/29/2018
Common Stock, $0.50 par value	825,766,281

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2018 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer. As of February 2, 2018, Lowe’s operated 2,152 home improvement and hardware stores, representing approximately 215 million square feet of retail selling space. These operations were comprised of 1,839 stores located across 50 U.S. states, including 99 Orchard Supply Hardware (Orchard) stores, as well as 303 stores in Canada, and 10 stores in Mexico.

The Canadian stores include RONA inc. (RONA) which was acquired by Lowe’s in 2016. RONA operates 240 stores in Canada as of February 2, 2018, as well as services approximately 242 dealer-owned stores. The RONA stores represent various complementary store formats operating under various banners.

Lowe’s was incorporated in North Carolina in 1952 and has been publicly held since 1961. The Company’s common stock is listed on the New York Stock Exchange - ticker symbol “LOW”.

See Item 6, “Selected Financial Data”, of this Annual Report on Form 10-K (Annual Report), for historical revenues, profits and identifiable assets. For additional information about the Company’s performance and financial condition, see also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report. Financial information about our geographic areas is included in Note 1, “Summary of Significant Accounting Policies”, of the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report.

Customers, Market and Competition

Our Customers

We serve homeowners, renters, and professional customers (Pro customers). Individual homeowners and renters complete a wide array of projects and vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM). The Pro customer consists of two broad categories: construction trades; and maintenance, repair & operations.

Our Market

The U.S. market remains our predominant market, accounting for approximately 92% of consolidated sales for the fiscal year ended February 2, 2018. We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.

NAICS 444 represents roughly half of what we consider the total U.S. market for our products and services.  The broader market in which Lowe’s operates includes home-related sales through a variety of companies beyond those in NAICS 444.  These consist of other companies in the retail sector, including mass retailers, home goods specialty stores, and online retailers, as well as wholesalers that provide home-related products and services to homeowners, businesses, and the government.

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

Products and Services

Our Products

Product Selection
To meet customers’ varying home improvement needs, we offer a complete line of products for maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Lumber & Building Materials, Tools & Hardware, Appliances, Fashion Fixtures, Rough Plumbing & Electrical, Seasonal & Outdoor Living, Lawn & Garden, Paint, Millwork, Flooring, and Kitchens.  A typical Lowe’s-branded home improvement store stocks approximately 39,000 items, with hundreds of thousands of additional items available through our Special Order Sales system and various online selling channels. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of private brands.  In addition, we are dedicated to ensuring the products we sell are sourced in a socially responsible, efficient, and cost effective manner.

National Brand-Name Merchandise
In many product categories, customers look for a familiar and trusted national brand to instill confidence in their purchase.  Lowe’s home improvement stores carry a wide selection of national brand-name merchandise such as Whirlpool®, GE®, LG®, and Samsung® appliances, Stainmaster® carpets, Sherwin-Williams® paints and stains, Valspar® paints and stains, Pella® windows and doors, Pergo® hardwood flooring, Dewalt® power tools, Hitachi® pneumatic tools, Weber® grills, Char-Broil® grills, Owens Corning® insulation and roofing, GAF® roofing, James Hardie® fiber cement siding, Marshalltown® masonry tools and concrete, Husqvarna® outdoor power equipment, John Deere® riding lawn mowers, Werner® ladders, Quoizel® lighting, Nest® products and many more.  In 2017, we added brand name merchandise such as A. O. Smith® water heaters, SharkBite® plumbing products, and Norton® abrasives to our portfolio. Our merchandise selection provides the retail and Pro customer a one-stop shop for a wide variety of national brand-name merchandise needed to complete home improvement, repair, maintenance, or construction projects.

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

To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate distribution facilities that enable products to be received from vendors, stored and picked, or cross-docked, and then shipped to our retail locations or directly to customers. These facilities include 15 highly-automated Regional Distribution Centers (RDC) in the United States. On average, each domestic RDC serves approximately 118 stores. We also own and operate eight distribution centers, including four lumber yards, to serve our Canadian market, and we lease and operate a distribution facility to serve our Orchard stores. Additionally, we have a service agreement with a third-party logistics provider to manage a distribution facility to serve our stores in Mexico.

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

In fiscal 2017, on average, approximately 80% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to our stores from vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Appliances, Flooring, Kitchens, Lumber & Building Materials, and Millwork accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 7% of total sales in fiscal 2017.

Extended Protection Plans and Repair Services
We offer extended protection plans for various products within the Appliances, Kitchens, Fashion Fixtures, Millwork, Rough Plumbing & Electrical, Seasonal & Outdoor Living, and Tools & Hardware categories. These protection plans provide customers with product protection that enhances or extends coverage previously offered by the manufacturer’s warranty, and provides additional customer friendly benefits that go beyond the scope of a manufacturer’s warranty. The protection plans provide in-warranty and out-of-warranty repair services for major appliances, outdoor power equipment, tools, grills, fireplaces, air conditioners, water heaters, and other eligible products through our stores or in the home through the Lowe’s Authorized Service Repair Network. We offer replacement plans for products in most of these categories when priced below $300, or otherwise specified category specific price points. Our contact center takes customers’ calls, assesses the problems, and facilitates resolutions, making after-sales service easier for our customers by managing the entire process.

Selling Channels

We are continuing to enhance our omni-channel capabilities, which allows our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, more than half of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, customers may pick up their purchase in-store, have their purchase delivered from a store, or have their purchase parcel shipped. In addition, flexible fulfillment options are available for in-store purchases and those made through the contact center. Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an endless aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our ability to leverage our existing infrastructure with the omni-channel capabilities we continue to introduce.

In-Store
Our 1,813 Lowe’s-branded home improvement stores, inclusive of 1,740 in the U.S., 63 in Canada and 10 in Mexico, are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  The 240 RONA stores operate under various complementary store formats that address target customers and occasions. In addition, we operate 99 Orchard hardware stores located throughout California, Oregon, and Florida that also serve home improvement customers and average approximately 36,000 square feet of retail selling space. Our home improvement stores in the U.S. and Canada offer similar products and services, with certain variations based on local market factors; however, Orchard stores are primarily focused on paint, repair, and backyard products.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with internet access, making information available quickly to further simplify the shopping experience.

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

On-Site
We have on-site specialists available for retail and Pro customers to assist them in selecting products and services for their projects.  Our Account Executives ProServices meet with Pro customers at their place of business or on a job site and leverage stores within the area to ensure we meet customer needs for products and resources.  Our Project Specialist Exteriors (PSE) program is available in all U.S. Lowe’s home improvement stores to discuss exterior projects such as roofing, siding, fencing, and windows, whose characteristics lend themselves to an in-home consultative sales approach.  In addition, our Project Specialist Interiors (PSI) program is also available in all U.S. Lowe’s home improvement stores to provide similar consultative services on interior projects such as kitchens and bathrooms.

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

Employees

As of February 2, 2018, we employed approximately 200,000 full-time and 110,000 part-time employees. Our employees in Mexico, and certain employees in Canada, are subject to collective bargaining agreements.  No other employees are subject to collective bargaining agreements.  Management considers its relations with employees to be good.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary and other wholly owned subsidiaries own and maintain various additional registered and unregistered trademarks, trade names and service marks, including but not limited to retail names “RONA”, “Reno Depot”, and “Orchard Supply Hardware”, online retail name “The Mine”, and private brand product names “Kobalt” and “allen+roth”. These subsidiaries also maintain various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Environmental Stewardship

As a purpose-driven, principles-based company, Lowe’s is committed to leveraging our time, talents and resources to growing in a way that makes our world better, makes our communities stronger, and makes people want to connect with us as their partner in home improvement.

In 2017, our Sustainability & Product Stewardship Council, led by senior executives, enhanced our Corporate Social Responsibility Strategy. Our strategy focuses on responsible sourcing, safer and more eco-friendly product offerings, maintaining a diverse, healthy, engaged and skilled workforce, supporting our local communities and operating ethically and responsibly.

We want our customers to feel good about the high-quality products they choose at Lowe’s. Our products are selected very carefully, beginning with our sourcing decisions. We care about how our thousands of products are created and about the people who make them. Through collaboration and established management systems, we monitor our suppliers’ practices to ensure we are securing high quality products from suppliers who protect worker rights and the environment. We are also bringing innovative, efficient and eco-certified products into our portfolio-products that provide health and environmental benefits-to meet the needs of an increasing set of customers who prefer these types of products. In 2017, we crafted vision statements and began identifying 2025 goals to guide our future decisions.

We are committed to preserving our shared home, Earth, through sustainable practices and conservation at a local level. Our retail stores require significant amounts of electricity to operate lighting, HVAC and other energy-consuming items, while the transportation of our products from suppliers, to distribution centers to stores requires fuel. We are actively working to manage and reduce energy and fuel usage. At a local level, store waste can add up-cardboard, broken appliances, wood pallets, and more. We recycle these through national and regional partners and provide in-store recycling centers for our customers to bring in certain items. Footprint reduction activities result in cost savings, healthier communities and a better world.

Each year, Lowe’s participates in the Carbon Disclosure Project to track our carbon footprint. In 2017, Lowe’s externally verified its greenhouse gas emissions data collection and analysis to validate our findings and increase confidence in our reporting. In 2017, 100 retail locations upgraded to interior light-emitting diode (LED) lighting. In 2017, we also replaced 100 aging HVAC units with high-efficiency units and added Variable Fan Drive systems in over 300 stores. During the execution of the HVAC initiative, the facilities team was able to recycle over four million pounds of materials, preventing valuable resources from going to landfill.

Lowe’s is committed to promoting sustainable practices in the transportation industry. We collaborate with the Environmental Protection Agency’s SmartWay program to reduce transportation emissions by creating incentives for freight contractors to improve efficiency, and are proud to be the only retailer to achieve the Environmental Protection Agency SmartWay Excellence Award nine years in a row.

Managing our water resources is essential in regions experiencing drought conditions. In 2017, we completed our rollout of HydroPoint irrigation technology that combines real-time weather data with site-specific information to reduce water consumption and save on utility costs. The HydroPoint systems are now deployed to approximately 925 locations, covering all stores with operable irrigation systems.

For more information about Lowe’s environmental efforts, please visit Lowes.com/SocialResponsibility.

Investing in Our Communities

Lowe’s has a long and proud history of supporting local communities through volunteerism as well as public education and community improvement projects, beginning with the creation of the Lowe’s Charitable and Educational Foundation in 1957. In 2017, Lowe’s employees contributed approximately 200,000 hours to Lowe’s Heroes volunteer projects, with 100% participation from Lowe’s U.S. stores. Lowe’s and the Lowe’s Charitable and Educational Foundation donated approximately $39 million to schools and community organizations in the United States, Canada, and Mexico, including but not limited to the following actions discussed below.
Our commitment to improving educational opportunities is best exemplified by our signature education grant program, Lowe’s Toolbox for Education®, and 2017 marked the program’s 12-year anniversary. In 2017, Lowe’s Toolbox for Education® provided approximately $6.5 million in grants and since inception has provided funding improvements at nearly 13,000 schools, benefiting more than seven million children.
Each year, we work with national nonprofit partners to strengthen and stabilize neighborhoods in the communities we serve. In 2017, Lowe’s contributed $7 million and teamed with Habitat for Humanity and Rebuilding Together to provide housing solutions in partnership with families across the country. We also continued to build on our longstanding partnerships with the Boys & Girls Clubs of America, SkillsUSA, The Nature Conservancy, and Keep America Beautiful to improve communities and build tomorrow’s leaders.
Lowe’s is also committed to helping residents of the communities we serve by being there when we’re needed most - when a natural disaster threatens and in the recovery that follows. In 2017, Lowe’s contributed more than $2.5 million and mobilized hundreds of employee volunteers to help families recover from disasters across the United States. We also supported our employees affected by the many natural disasters this year by doubling the company match of the Employee Relief Fund after Harvey made landfall. Together, Lowe’s and our generous employees raised over $3.1 million this year which has helped over 2,500 employees in need.

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

Item 1A - Risk Factors

We have developed a risk management process using periodic surveys, external research, planning processes, risk mapping, analytics and other tools to identify and evaluate the operational, financial, environmental, reputational, strategic and other risks that could adversely affect our business.  For more information about our risk management framework, which is administered by our Chief Financial Officer and includes developing risk mitigation controls and procedures for the material risks we identify, see the description included in the definitive Proxy Statement for our 2018 annual meeting of shareholders (as defined in Item 10 of Part III of this Annual Report) under “Information About the Board of Directors and Committees of the Board - Board Meetings, Committees of the Board and Board Leadership Structure - Board’s Role in the Risk Management Process.”

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

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect customer, employee, vendor or Company information or to comply with evolving regulations relating to our obligation to protect our systems, assets and such information.
Cyber-attacks and tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile security breaches leading to unauthorized release of sensitive customer information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods.  As with many other retailers, we receive and store certain personal information about our customers, employees and vendors. Additionally, we use third-party service providers for certain services, such as authentication, content delivery, back-office support and other functions, and we provide such third-party service providers with personal information necessary for the services concerned. Despite our continued vigilance and investment in information security, we or our third-party service providers cannot guarantee that we or they are able to adequately anticipate or prevent a breach in our or their systems that results in the unauthorized access to, destruction, misuse or release of personal information or other sensitive data. It can be difficult to preempt or detect ever-evolving forms of cyber-attacks. If a ransomware attack occurs, it is possible that we could be prevented from accessing our own data. Our or our service providers’ information security may also be compromised because of human errors, including by employees, or system errors. Our and our service providers’ systems are additionally vulnerable to a number of other causes, such as power outages, computer viruses, technology system failures or catastrophic events. In the event that our systems are breached or damaged for any reason, we may also suffer loss or unavailability of data and interruptions to our business operations while such breach or damage is being remedied. Should these events occur, the unauthorized disclosure, loss or unavailability of data and disruption to our business may have a material adverse effect on our reputation, drive existing and potential customers away and lead to financial losses from remedial actions, or potential liability, including possible litigation and punitive damages.  A security breach resulting in the unauthorized release of data from our or our third-party service providers’ information systems could also materially increase the costs we already incur to protect against such risks and require dedication of substantial resources to manage the aftermath of such a breach.  Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and in the United States alone, we may be subject to regulation at both the federal and state level. In order to maintain our compliance with such laws as they come to fruition, we may sustain increased costs in order to continually evaluate our policies and processes and adapt to new requirements that are or become applicable to us. As the regulatory environment relating to retailers’ and other companies’ obligation to protect personal information becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines, other regulatory sanctions or government investigation, and potentially to lawsuits brought by private individuals, regulators or states’ attorney general.

We could be adversely affected by the failure to adequately protect and maintain our intellectual property rights or claims by third parties that we infringe their intellectual property rights.
Our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets and other intellectual property rights are valuable assets of our business. We rely on a combination of trademark law, patent law, copyright law, trade secret protections and contractual arrangements, such as nondisclosure and confidentiality agreements, to protect our proprietary rights. Maintenance and, when necessary, enforcement of our intellectual property rights require expenditure of financial and managerial resources, and despite our efforts, we may not always be able to effectively protect all of such rights. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. Additionally, our trade secrets are vulnerable to public disclosure by our own employees or as a result of a breach of or damage to our systems, which could result in theft of our proprietary property. We may also be subject to intellectual property infringement lawsuits, brought by third parties against us claiming that our operations, products or services infringe third party rights (whether meritorious or not), including patent and trademark rights, which can be time consuming and costly to defend or settle and may cause significant diversion of management attention and result in substantial monetary damages, injunctive orders against us, unfavorable royalty-bearing licensing agreements or bad publicity.

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

If we do not successfully manage the transition associated with the retirement of our Chief Executive Officer and the appointment of a new Chief Executive Officer, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.
On March 26, 2018, we announced that Robert A. Niblock plans to retire as Chairman of the Board, President and Chief Executive Officer after a 25-year career with the Company. The board of directors has initiated a search for his successor, and in the interim Mr. Niblock will remain in his current role. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult to hire and retain key employees.

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

Strategic transactions, such as our acquisition of RONA and Maintenance Supply Headquarters, involve risks, and we may not realize the expected benefits because of numerous uncertainties and risks.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and other various benefits.  Our ability to deliver the expected benefits from any strategic transaction is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations.  Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations.  Additionally, any impairment of goodwill or other assets acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, may materially reduce our earnings.  Our shareholders may react unfavorably to our strategic transactions. We may not realize any anticipated benefits from such transactions, we may be exposed to additional liabilities of any acquired business or joint venture and we may be exposed to litigation in connection with the strategic transaction.  Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

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
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors.  The principal competitive factors in our industry include convenience, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation.  We face growing competition from online and omni-channel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance.  Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

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
We rely upon a number of vendors as the sole or primary source of some of the products we sell.  We also rely upon many independent service providers for technology solutions and other services that are important to many aspects of our business.  Many of these vendors and service providers have certain products or specialized skills needed to support our business concept and our strategies. If these vendors or service providers discontinue operations or are unable to perform as expected or if we fail to manage them properly or we are unable to replace them quickly, our business could be adversely affected, at least temporarily, until we are able to replace them.

If our domestic or international supply chain or our fulfillment network for our products is ineffective or disrupted for any reason, or if these operations are subject to trade policy changes, our results of operations could be adversely affected.
We source, stock and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. We source a large number of our products from foreign manufacturers, with China being the dominant import source. The current United States administration has signaled the possibility of major changes in certain tax and trade policies, tariffs and other regulations affecting trade between the United States and other countries, such as the imposition of additional tariffs or duties on imported products and the exit or renegotiation of certain trade agreements, including the North American Free Trade Act and the rules of the World Trade Organization. While it is not possible to predict whether or when any such changes will occur or what form they may take, because we source a large percentage of our merchandise from outside the United States, major changes in tax or trade policies, tariffs or trade relations could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States trade policy and regulations.

Financial instability among key vendors, political instability and labor unrest in source countries or elsewhere in our supply chain, changes in the total costs in our supply chain (fuel, labor and currency exchange rates), port labor disputes and security, the outbreak of pandemics, weather-related events, natural disasters, work stoppages, shipping capacity restraints, changes in trade policy, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs or duties, fluctuations in currency exchange rates and transport availability, capacity and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, we could experience delays in inventory, increased delivery costs or merchandise out-of-stocks that could lead to lost sales and decreased customer confidence, and adversely affect our results of operations.

Failure to effectively manage our third-party installers could result in increased operational and legal risks and negatively impact our business, financial condition and results of operations.
We use third-party installers to provide installation services to our customers, and, as the general contractor, we are subject to regulatory requirements and risks applicable to general contractors, including the management of the permitting, licensing and quality of our third-party installers. Our failure to effectively manage such requirements, the third-party installers, and our internal processes regarding installation services could result in lost sales, fines and lawsuits, as well as damage to our reputation, which could negatively affect our business.

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
Our efforts to provide an omni-channel experience for our customers include investing in, maintaining and making ongoing improvements of our existing management information systems that support operations, such as sales, inventory replenishment, merchandise ordering, project design and execution, transportation, receipt processing and fulfillment.  Our systems are subject to damage or interruption as a result of catastrophic events, power outages, viruses, malicious attacks, and telecommunications failures, and as a result we may incur significant expense, data loss as well as an erosion of customer confidence. Additionally, we continually make investments in our systems which may introduce disruption. Our financial performance could be adversely affected if our management information systems are seriously disrupted or we fail to properly maintain, improve, upgrade and expand those systems.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At February 2, 2018, our properties consisted of 2,152 stores in the U.S., Canada, and Mexico with a total of approximately 215 million square feet of selling space.  Of the total stores operating at February 2, 2018, approximately 79% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

Item 3 - Legal Proceedings

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position, or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

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

On March 26, 2018, we announced that Robert A. Niblock plans to retire as Chairman of the Board, President and Chief Executive Officer after a 25-year career with the Company. The board of directors has initiated a search for his successor, and in the interim Mr. Niblock will remain in his current role.

Name	Age	Title
Robert A. Niblock	55	Chairman of the Board, President and Chief Executive Officer since 2011.

Marshall A. Croom	57	Chief Financial Officer since March 2017; Chief Risk Officer, 2012 – March 2017.

Matthew V. Hollifield	51	Senior Vice President and Chief Accounting Officer since 2005.

Richard D. Maltsbarger	42
Chief Operating Officer since February 2018; Chief Development Officer and President of International, 2015 – February 2018; Chief Development Officer, 2014 – 2015; Business Development Executive, 2012 – 2014.

Ross W. McCanless	60
Chief Legal Officer and Secretary since 2017; Chief Legal Officer, Secretary and Chief Compliance Officer, 2016 – 2017; General Counsel, Secretary and Chief Compliance Officer, 2015 – 2016; Chief Legal Officer, Extended Stay America, Inc. and ESH Hospitality, Inc., 2013 – 2014; Chief Legal Officer, HVM, L.L.C., 2012 – 2013.

Michael P. McDermott	48
Chief Customer Officer since 2016; Chief Merchandising Officer, 2014 – 2016; Senior Vice President and General Merchandising Manager – Building and Maintenance, 2013 – 2014; Sales Leader – Appliances, General Electric Company, 2011 – 2013.

N. Brian Peace	52	Corporate Administration Executive since 2012.

Paul D. Ramsay	53	Chief Information Officer since 2014; Senior Vice President, Information Technology, 2011 – 2014.

Jennifer L. Weber	51
Chief Human Resources Officer since 2016; Executive Vice President, External Affairs and Strategic Policy, Duke Energy Corporation, 2014 – 2016; Executive Vice President and Chief Human Resources Officer, Duke Energy Corporation, 2011 – 2014.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 29, 2018, there were 22,926 holders of record of Lowe’s common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported by the NYSE Composite Tape and the dividends per share declared on the common stock during such periods.

	Fiscal 2017			Fiscal 2016
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$86.00	$72.11	$0.35	$77.63	$62.62	$0.28
2nd Quarter	86.25	71.58	0.41	83.65	74.56	0.35
3rd Quarter	82.74	70.76	0.41	82.68	66.71	0.35
4th Quarter	108.98	77.14	0.41	76.47	64.87	0.35

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on February 1, 2013 in the Company’s common stock and each of the indices.

	2/1/2013	1/31/2014	1/30/2015	1/29/2016	2/3/2017	2/2/2018
Lowe’s	$100.00	$121.96	$181.46	$194.85	$202.83	$286.15
S&P 500	100.00	120.30	137.42	136.50	165.26	202.66
S&P Retail Index	$100.00	$123.90	$147.13	$170.01	$197.77	$278.96

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2017:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
November 4, 2017 – December 1, 2017	1,677,589	$79.14	1,677,580	$1,943,395,179
December 2, 2017 – January 5, 2018	931	88.59	—	1,943,395,179
January 6, 2018 – February 2, 2018	570	103.70	—	6,943,395,179
As of February 2, 2018	1,679,090	$79.16	1,677,580	$6,943,395,179

[1]
The total number of shares purchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On January 27, 2017, the Company announced that its Board of Directors authorized a $5.0 billion repurchase program with no expiration. On January 26, 2018, the Company announced that its Board of Directors authorized an additional $5.0 billion of share repurchases with no expiration.

Item 6 - Selected Financial Data

Selected Statement of Earnings Data (In millions, except per share data)	2017	2016 [1,2]	2015	2014	2013
Net sales	$68,619	$65,017	$59,074	$56,223	$53,417
Gross margin	23,409	22,464	20,570	19,558	18,476
Operating income	6,586	5,846	4,971	4,792	4,149
Net earnings	3,447	3,093	2,546	2,698	2,286
Basic earnings per common share	4.09	3.48	2.73	2.71	2.14
Diluted earnings per common share	4.09	3.47	2.73	2.71	2.14
Dividends per share	$1.58	$1.33	$1.07	$0.87	$0.70
Selected Balance Sheet Data
Total assets	$35,291	$34,408	$31,266	$31,721	$32,471
Long-term debt, excluding current maturities	$15,564	$14,394	$11,545	$10,806	$10,077

[1]	Fiscal 2016 contained 53 weeks, while all other years contained 52 weeks.
2 Fiscal 2016 includes the acquisition of RONA inc. See Note 2 to the consolidated financial statements included in this Annual Report.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended February 2, 2018 (our fiscal years 2017, 2016 and 2015).   Fiscal year 2016 contains 53 weeks of operating results compared to fiscal years 2017 and 2015 which contain 52 weeks. Unless otherwise noted, all references herein for the years 2017, 2016 and 2015 represent the fiscal years ended February 2, 2018, February 3, 2017 and January 29, 2016, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for 2017 were $68.6 billion, a 5.5% increase over fiscal year 2016. The increase in total sales was driven primarily by an increase in comparable sales, the addition of RONA in May of 2016, new stores, and the acquisition of Maintenance Supply Headquarters in June 2017, partially offset by the 53rd week impacts in the prior year. Comparable sales increased 4.0%, driven by a comparable average ticket increase of 4.1% and a comparable transaction decrease of 0.1%. RONA, new stores, and Maintenance Supply Headquarters contributed 2.2%, 0.7% and 0.3%, respectively, to the sales growth for 2017. The 53rd week in 2016 and resulting week shift negatively impacted 2017 sales growth by 1.3%. Net earnings increased 11.5% to $3.4 billion. Diluted earnings per common share increased 17.9% in fiscal year 2017 to $4.09 from $3.47 in 2016. Adjusting 2017 and 2016 amounts for certain significant discrete items not originally contemplated in the business outlooks for those respective years, adjusted diluted earnings per common share increased 10.0% in fiscal year 2017 to $4.39 from $3.99 in 2016 (see discussion on non-GAAP financial measures beginning on page 22).

For 2017, cash flows from operating activities were approximately $5.1 billion, with $1.1 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased 39.1 million shares of stock through the share repurchase program for $3.1 billion and paid $1.3 billion in dividends during the year.

During the year, we focused on investing in capabilities to support the DIY, DIFM, and Pro customers’ needs and expanding our home improvement reach. We made further progress on advancing our customer service capabilities through our omni-channel assets, empowering customers across the most relevant moments of their project journey. We leveraged our investments in Lowes.com to provide an upgraded online shopping experience and advanced our online platform by making it easier for customers to engage with our in-home Project Specialists and request services online. Our Project Specialists represent a critical element of our omni-channel offering and a differentiated capability in capturing project demand for the DIFM customer. In addition, we continued to build upon our strong foundation with the Pro customer by focusing on our breadth and depth of inventory, portfolio of brands, and enhancing digital focus on LowesForPros.com. The acquisition of Maintenance Supply Headquarters during 2017, in addition to the Central Wholesalers, Inc. acquisition in the prior year, will provide an opportunity to improve and expand our ability to serve the multi-family housing industry. We also continued to make progress on the integration of RONA, including the roll-out of Appliances to approximately 100 locations as well as further optimizing our shared supplier relationships and procurement efforts. During 2017, we converted five RONA stores to a Lowe’s-branded store as part of our initiative to convert certain larger format locations, where we are combining the best elements of Lowe’s store experience, merchandising, and brands with RONA’s strong Pro offerings.

While we are pleased with the strategic milestones we achieved this year, we are actively working to improve conversion, gross margin, and inventory management to ensure greater success in the future. We will be taking the necessary actions to transform our supply chain, better empower our associates through training programs and the re-engineering of key processes such as Pick Up In Store and centralized project quoting, and continue to deliver compelling product experiences.

In 2018, we look to capitalize on a strong macroeconomic environment and see an opportunity to invest incremental cash flow from corporate tax reform to accelerate our strategic priorities. We will be focusing our investments on the following six strategic areas to build upon our strong foundation which will be instrumental to further strengthening our competitiveness and enhancing our position as the omni-channel project authority:

•	We are focusing on leveraging analytics to know the customer and their homes better, understanding their plans and designing better solutions to help them navigate their project journey.

•
We are improving how we engage, connecting with customers and associates through relevant tools and personalized messages through our enhanced marketing management platform. We will better empower our associates by deploying more user-friendly interfaces allowing our associates to better serve customers.

•
We are expanding our fulfillment options to better serve customers’ needs and expectations including investing in a new direct fulfillment center which will allow for the expansion of our online product offering and faster parcel shipping, investing in delivery capacity to meet increased demand, and advancing our Pick Up In Store experience to allow customers and our installation service providers to pick up products quickly.

•	We are continuing to deliver compelling product experiences to provide inspiration and personalized choices through a combination of strategic brands and differentiated store experiences.

•
We are investing to improve the Pro experience in order to grow our Pro sales and expand our market share including building on our strength with the maintenance, repair & operations customer and increasing relevance with specialty trades and repair/re-modelers.

•	We are providing a differentiated service offering for the DIFM customer, delivering complete home improvement project solutions through our in-home sales platform.

Through these six strategic areas, we are focusing our resources on what is most relevant to the customer, building the capabilities required to deliver simple and seamless omni-channel experiences for DIY, DIFM, and Pro customers and engaging them in the moments that matter most.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year[1]
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net sales	100.00%	100.00%	N/A	5.5%
Gross margin	34.11	34.55	(44)	4.2
Expenses:
Selling, general and administrative	22.40	23.27	(87)	1.6
Depreciation and amortization	2.11	2.29	(18)	(2.8)
Operating income	9.60	8.99	61	12.6
Interest - net	0.92	0.99	(7)	(2.0)
Loss on extinguishment of debt	0.68	—	68	N/A
Pre-tax earnings	8.00	8.00	—	5.5
Income tax provision	2.98	3.24	(26)	(3.2)
Net earnings	5.02%	4.76%	26	11.5%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year[1]
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net sales	100.00%	100.00%	N/A	10.1%
Gross margin	34.55	34.82	(27)	9.2
Expenses:
Selling, general and administrative	23.27	23.88	(61)	7.2
Depreciation and amortization	2.29	2.53	(24)	(0.3)
Operating income	8.99	8.41	58	17.6
Interest - net	0.99	0.93	6	16.9
Pre-tax earnings	8.00	7.48	52	17.7
Income tax provision	3.24	3.17	7	12.6
Net earnings	4.76%	4.31%	45	21.5%

[1]	The fiscal year ended February 3, 2017 had 53 weeks. The fiscal years ended February 2, 2018 and January 29, 2016 had 52 weeks.

Other Metrics	2017	2016	2015
Comparable sales increase [2]	4.0%	4.2%	4.8%
Total customer transactions (in millions) [1]	953	945	878
Average ticket [3]	$72.00	$68.83	$67.26
At end of year:
Number of stores [4]	2,152	2,129	1,857
Sales floor square feet (in millions)	215	213	202
Average store size selling square feet (in thousands) [5]	100	100	109
Return on average assets [6]	9.5%	8.9%	7.8%
Return on average shareholders’ equity [7]	59.2%	44.4%	28.8%
Return on invested capital [8]	18.8%	15.8%	14.1%

[1]	The fiscal year ended February 3, 2017 had 53 weeks. The fiscal years ended February 2, 2018 and January 29, 2016 had 52 weeks.

[2]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted fiscal 2017 by approximately 120 basis points. The comparable store sales calculation for fiscal 2016 included in the preceding table was calculated using sales for a comparable 53-week period.

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

Non-GAAP Financial Measures

Return on Invested Capital

Return on Invested Capital (ROIC) is calculated using a non-GAAP financial measure. We believe ROIC is a meaningful metric for investors because it represents management’s measure of how effectively the Company is using capital to generate profits. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC.  Accordingly, the method used by our management to calculate ROIC may differ from the methods other companies use to calculate their ROIC.  We encourage you to understand the methods used by another company to calculate its ROIC before comparing its ROIC to ours.

We define ROIC as trailing four quarters’ net operating profit after tax (NOPAT) divided by the average of ending debt and equity for the last five quarters. NOPAT is a non-GAAP financial measure, and net earnings is considered to be the most comparable GAAP financial measure to NOPAT. The calculation of ROIC, together with a reconciliation of NOPAT to net earnings, the most comparable GAAP financial measure, is as follows:

(In millions, except percentage data)	2017	2016	2015
Calculation of Return on Invested Capital
Numerator
Net earnings	$3,447	$3,093	$2,546
Plus:
Interest expense - net	633	645	552
Loss on extinguishment of debt	464	—	—
Provision for income taxes	2,042	2,108	1,873
Net operating profit	6,586	5,846	4,971
Less:
Income tax adjustment [1]	2,450	2,370	2,058
Net operating profit after tax	$4,136	$3,476	$2,913

Denominator
Average debt and equity [2]	$21,999	$21,958	$20,693

Return on invested capital	18.8%	15.8%	14.1%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 37.2%, 40.5%, and 42.4% for 2017, 2016, and 2015, respectively.

[2]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Adjusted Diluted Earnings Per Share
Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items not contemplated in the Company’s business outlooks for 2017, 2016, and 2015. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

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

	2017			2016			2015
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$4.09			$3.47			$2.73
Non-GAAP Adjustments - per share impacts
Impact of tax reform [1]	—	0.02	0.02	—	—	—	—	—	—
One-time cash bonus attributable to tax reform [2]	0.08	(0.03)	0.05	—	—	—	—	—	—
Gain on sale of interest in Australian joint venture [3]	(0.11)	—	(0.11)	—	—	—	—	—	—
Loss on extinguishment of debt [4]	0.55	(0.21)	0.34	—	—	—	—	—	—
Severance-related costs [5]	—	—	—	0.09	(0.03)	0.06	—	—	—
IRC Section 987 charge [6]	—	—	—	—	0.04	0.04	—	—	—
Premium paid to acquire noncontrolling interest [7]	—	—	—	—	—	0.02	—	—	—
Net gain on foreign currency hedge [8]	—	—	—	(0.09)	0.04	(0.05)	—	—	—
Australian joint venture impairment [9]	—	—	—	0.33	—	0.33	0.56	—	0.56
Project write-offs [10]	—	—	—	0.11	(0.04)	0.07	—	—	—
Orchard Supply Hardware goodwill and long-lived asset impairment [11]	—	—	—	0.08	(0.03)	0.05	—	—	—
Adjusted diluted earnings per share			$4.39			$3.99			$3.29

[1]	Represents the net impact related to the passage of the Tax Cuts and Jobs Act of 2017.

[2]	Represents the one-time cash bonus for eligible hourly employees attributable to the passage of the Tax Cuts and Jobs Act of 2017.

[3]
Represents the gain from the sale of the Company’s interest in its Australian joint venture with Woolworths. This gain had no impact on the Company’s income tax provision due to the reduction of a previously established deferred tax valuation allowance.

[4]	Represents the loss on extinguishment of debt in connection with a $1.6 billion cash tender offer.

[5]	Represents the costs associated with the Company’s organizational changes in the stores, distribution centers, and corporate offices.

[6]	Represents tax charge primarily related to the issuance of Internal Revenue Code Section 987 final and temporary regulations in 2016.

[7]	Represents the premium paid to RONA’s preferred shareholders. Under the two-class method, the premium paid was deducted from net earnings to compute net earnings allocable to common shareholders.

[8]	Represents the net settlement of a foreign currency hedge entered into in advance of the Company’s acquisition of RONA during 2016.

[9]
Represents impairment charges related to the Company’s Australian joint venture with Woolworths. The charge had no impact on the Company’s income tax provision due to the establishment of a full deferred tax valuation allowance.

[10]	Represents charges recognized in 2016 for projects canceled as a part of the Company’s ongoing review of strategic initiatives.

[11]	Represents impairment charges associated with the Company’s Orchard Supply Hardware operations as part of a strategic reassessment of this business during 2016.

Fiscal 2017 Compared to Fiscal 2016

For the purpose of the following discussion, comparable store sales, comparable store average ticket and comparable store customer transactions are based upon comparable 52-week periods.

Net Sales – Net sales increased 5.5% to $68.6 billion in 2017. The increase in total sales was driven by 4.0% comparable sales growth, the addition of RONA during the second quarter of 2016 (2.2%), new stores (0.7%), and the acquisition of Maintenance Supply Headquarters (0.3%), partially offset by the impact of the 53rd week in 2016 and resulting week shift in 2017 (1.3%). RONA retail sales are included in comparable sales beginning in Q2 2017. The comparable sales increase of 4.0% in 2017 was driven primarily by a 4.1% increase in comparable average ticket offset by a 0.1% decrease in comparable customer transactions. Comparable sales during each quarter of the fiscal year, as reported, were 1.9% in the first quarter, 4.5% in the second quarter, 5.7% in the third quarter, and 4.1% in the fourth quarter.

All of our product categories experienced comparable sales increases for the year. During 2017, we experienced comparable sales increases above the company average in Appliances, Lumber & Building Materials, Rough Plumbing & Electrical, and Tools & Hardware. Strong brand and service advantages in Appliances, as well as our continued investment in customer experience both in-store and online, drove strong comparable sales during the year. Lumber & Building Materials benefited from an increased demand for hurricane-related products, an increase in Pro demand, and inflation. We also achieved strong comparable sales in Rough Plumbing & Electrical and Tools & Hardware driven by continued improvements in brand relevance and demand from the Pro customer. Geographically, all of our 14 U.S. regions experienced positive comparable store sales.

During the fourth quarter of 2017, we experienced comparable sales increases in nine of 11 product categories, as well as flat comparable sales in Lawn & Garden and Fashion Fixtures. Comparable sales increases were above the company average in Appliances, Lumber & Building Materials, Rough Plumbing & Electrical, and Tools & Hardware. Strong brand and service advantages in Appliances, as well as our continued investment in customer experience both in-store and online, drove double digit comparable sales during the quarter. We achieved strong comparable sales in Lumber & Building materials driven by continued recovery efforts from Hurricane Irma and Harvey, inflation, and strong demand from the Pro customer. Our holiday performance combined with our strategy to serve demand for critical items customers needed during colder temperatures and winter storms drove performance in Rough Plumbing & Electrical and Tools & Hardware. Geographically, 13 of 14 U.S. regions experienced increases in comparable sales.

Gross Margin – Gross margin of 34.11% for 2017 represented a 44 basis point decrease from 2016. Gross margin was negatively impacted approximately 25 basis points due to competitive actions, approximately 10 basis points due to mix of products sold, and approximately 10 basis points due to damaged, clearance and non-productive inventory.

During the fourth quarter of 2017, gross margin of 33.73% decreased 68 basis points as a percentage of sales. Gross margin was negatively impacted approximately 45 basis points due to rate pressures associated with damaged, clearance and non-productive inventory, as well as competitive actions, and inflation in lumber. In addition, gross margin was negatively impacted by approximately 10 basis points due to mix of products sold and approximately 10 basis points due to higher shrink rates.

SG&A – SG&A expense for 2017 leveraged 87 basis points as a percentage of sales compared to 2016. This was primarily driven by 59 basis points of leverage attributable to the prior year non-cash impairment charge related to the investment in the Australian joint venture and the current year sale of our interest in the Australian joint venture, 27 basis points of leverage in operating salaries, 15 basis points of leverage primarily due to the prior year write-off of canceled technology-enabled projects, and 12 basis points of leverage associated with goodwill and long-lived asset impairments related to Orchard operations in the prior year. These were partially offset by 13 basis points of deleverage in outside delivery due to shifting a portion of our deliveries to third party providers in order to meet increased demand in Appliances, 12 basis points of deleverage due to the prior year settlement of the foreign currency option contract entered into in advance of the RONA acquisition, and 10 basis points of deleverage in risk insurance.

For the fourth quarter of 2017, SG&A expense deleveraged 29 basis points as a percentage of sales compared to the fourth quarter of 2016. This was primarily driven by 42 basis points of deleverage due to the one-time Tax Reform bonus, 21 basis points of deleverage in outside delivery due to a shift in our delivery strategy, and 14 basis points of deleverage in advertising as a result of our efforts to amplify consumer messaging. These were partially offset by 53 basis points of leverage associated with severance and related costs in the prior year for organizational changes in the stores, distribution centers, and corporate offices, 32 basis points in incentive compensation due to lower attainment levels compared to the prior year, and 21 basis points of leverage in employee insurance costs. Certain other costs also deleveraged as a result of the week shift related to the 53rd week in the prior fiscal year.

Depreciation and Amortization – Depreciation and amortization expense leveraged 18 basis points for 2017 compared to 2016 primarily due to the increase in sales and assets becoming fully depreciated partially offset by the incremental expense due to the acquisition of Maintenance Supply Headquarters. Property, less accumulated depreciation, decreased to $19.7 billion at February 2, 2018, compared to $19.9 billion at February 3, 2017.  As of February 2, 2018 and February 3, 2017, we owned 79% of our stores, which included stores on leased land.

Depreciation and amortization expense for the fourth quarter of 2017 was flat compared to the prior year.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2017	2016
Interest expense, net of amount capitalized	$638	$647
Amortization of original issue discount and loan costs	11	10
Interest income	(16)	(12)
Interest - net	$633	$645

Net interest expense decreased in 2017 primarily as a result of the cash tender offer to purchase and retire $1.6 billion aggregate principal amount of our outstanding notes, the payoff of scheduled debts at maturity, and the favorable settlement of accrued interest related to uncertain tax issues. These were partially offset by the issuance of unsecured notes in April 2016 and May 2017, respectively.

Loss on Extinguishment of Debt - During the first quarter of 2017, we repurchased and retired $1.6 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $464 million.

Income Tax Provision - Our effective income tax rate was 37.2% in 2017 compared to 40.5% in 2016. During 2017, the Company was impacted by the passage of the Tax Cuts and Job Act (the Tax Act), which provided a reduction in the statutory Federal rate from 35% to 21%. The effective date of January 1, 2018, resulted in the usage of a blended rate for the year of 33.7% for the Company. The new rate of 21% was applied against the Company’s deferred balances resulting in a decrease of its overall deferred tax assets. The rate was also impacted by the one-time repatriation tax enacted under Internal Revenue Code Section 965. In 2016, final and temporary regulations were issued under Internal Revenue Code Section 987, which negatively impacted the Company’s income tax rate due to the adjustment of deferred tax assets associated with cumulative currency translation adjustments related to certain of the Company’s international operations.  In addition, the Company recorded a deferred tax asset related to the investment in the Australian joint venture with Woolworths associated with the non-cash impairment charges that occurred during both 2016 and 2015.  The deferred tax asset associated with these losses was offset with the establishment of a full valuation allowance due to the fact the benefit of these losses can only be realized to the extent the Company has available capital gains for offset, and no present or future capital gains have been identified through which this deferred tax asset can be realized.

Our effective income tax rates were 41.3% and 40.3% for the three months ended February 2, 2018, and February 3, 2017, respectively. The increase in the effective income tax rate is primarily due to the enactment of the Tax Act effective January 1, 2018. The federal rate was lowered from 35% to 21% as part of the Tax Act, which resulted in a tax benefit of $58 million for the year. The Company remeasured its deferred tax assets and liabilities using the new federal rate, which led to a one-time tax expense of approximately $56 million to reduce the Company’s overall federal deferred tax asset. In addition, the Company recorded a $22 million provisional tax expense for the one-time transition tax on unrepatriated earnings of foreign subsidiaries.

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

During the fourth quarter of 2016, we experienced comparable sales increases in all of our product categories, with comparable sales increases above the company average in Appliances, Kitchens, Lawn & Garden, Lumber & Building Materials, and Rough Plumbing & Electrical. Strong brand and service advantages in Appliances as well as our successful Holiday events drove solid comparable sales during the quarter. Performance in Kitchens was driven by our strategy to focus on the entire Kitchen project, investment in project specialists, and targeted promotions. We experienced strength in several outdoor project categories, including Lawn & Garden, Lumber & Building Materials, and Rough Plumbing & Electrical. Warmer weather, particularly in the South and West, drove strong demand for outdoor projects in Lawn & Garden. Lumber & Building Materials benefited from continued recovery efforts from Hurricane Matthew and Louisiana flooding, as well as strong performance with the Pro customer.

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

Depreciation and Amortization – Depreciation and amortization expense leveraged 24 basis points for 2016 compared to 2015 primarily due to the increase in sales from the 53rd week, partially offset by incremental expense due to the acquisition of RONA. Property, less accumulated depreciation, increased to $19.9 billion at February 3, 2017, compared to $19.6 billion at January 29, 2016.  As of February 3, 2017, and January 29, 2016, we owned 79% and 86% of our stores, respectively, which included stores on leased land.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2016	2015
Interest expense, net of amount capitalized	$647	$548
Amortization of original issue discount and loan costs	10	8
Interest income	(12)	(4)
Interest - net	$645	$552

Net interest expense increased due primarily to an increase in total debt compared to the prior year.

Income Tax Provision - Our effective income tax rate was 40.5% in 2016 compared to 42.4% in 2015. During 2016, the Company was impacted by the issuance of the U.S. Internal Revenue Service Internal Revenue Code Section 987, which negatively impacted the income tax rate due to the adjustment of deferred tax assets associated with cumulative currency translation adjustments related to certain of the Company’s international operations. In addition, the Company recorded a deferred tax asset related to the investment in the Australian joint venture with Woolworths associated with the non-cash impairment charges that occurred during both 2016 and 2015.  The deferred tax asset associated with these losses was offset with the establishment of a full valuation allowance due to the fact the benefit of these losses can only be realized to the extent the Company has available capital gains for offset, and no present or future capital gains have been identified through which this deferred tax asset can be realized.

Our effective income tax rates were 40.3% and 96.1% for the three months ended February 3, 2017 and January 29, 2016, respectively, due to the same factors that impacted the income tax provision in the year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, supplemented with our short-term and long-term borrowings, have been sufficient to fund our operations while allowing us to make strategic investments that will grow our business, and to return excess cash to shareholders in the form of dividends and share repurchases. We believe that our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, pay dividends, and fund our share repurchases over the next 12 months.

Cash Flows Provided by Operating Activities

(In millions)	2017	2016	2015
Net cash provided by operating activities	$5,065	$5,617	$4,784

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for 2017, when compared to 2016, was driven primarily by changes in working capital and was partially offset by an increase in net earnings, adjusted for non-cash expenses.

The increase in net cash provided by operating activities for 2016, when compared to 2015, was driven primarily by an increase in net earnings, adjusted for non-cash expenses, and improved working capital management.

We are forecasting cash flows from operations of approximately $6.5 billion for 2018, which includes $750 million of expected incremental cash flow benefit related to the enactment of the Tax Cuts and Jobs Act of 2017.

Cash Flows Used in Investing Activities

(In millions)	2017	2016	2015
Net cash used in investing activities	$(1,441)	$(3,361)	$(1,343)

Net cash used in investing activities primarily consist of transactions related to capital expenditures and business acquisitions.

Capital expenditures

Our capital expenditures generally consist of investments in our existing stores, expansion plans, corporate programs, and our existing distribution network. Capital expenditures were $1.1 billion in 2017, and $1.2 billion in 2016 and 2015. The following table provides the allocation of capital expenditures for 2017, 2016, and 2015:

	2017	2016	2015
Existing stores	40%	35%	45%
Total expansion	35%	40%	30%
Corporate programs	20%	20%	20%
Existing distribution network	5%	5%	5%

Our 2018 capital expenditures forecast is approximately $1.7 billion. The increase in our forecast, relative to historical capital expenditures, is primarily attributable to incremental cash flow benefit related to the enactment of the Tax Cuts and Jobs Act of 2017. The following table provides the allocation of our fiscal 2018 capital expenditures forecast:

2018
Strategic initiatives, including information technology and supply chain	45%
Existing store investments, including store equipment, technology enhancements, and remerchandising	40%
New stores	15%

Business Acquisitions

We continue to seek compelling strategic investment opportunities to further expand our home improvement reach. In 2017, we paid $509 million, net of cash received, to acquire Maintenance Supply Headquarters, which is expected to enable us to deepen and broaden our relationship with the Pro customer and better serve their needs. In 2016, we used $2.3 billion, net of cash received, to acquire RONA, which enabled us to accelerate our growth strategy in the Canadian home improvement market. See Note 2 to the consolidated financial statements included herein for additional information regarding our business acquisitions.

Cash Flows Used in Financing Activities

(In millions)	2017	2016	2015
Net cash used in financing activities	$(3,607)	$(2,092)	$(3,493)

Net cash used in financing activities primarily consist of transactions related to our short-term borrowings, long-term debt, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

We have an unsecured revolving credit agreement with a syndicate of banks (the 2016 Credit Facility) which provides for borrowings up to $1.75 billion and supports our commercial paper program. The amount available to be drawn under the 2016 Credit Facility is reduced by the amount of borrowings under our commercial paper program. All of our short-term borrowings in 2017, 2016, and 2015 were under the commercial paper program. Our commercial paper program, along with cash flows generated from operations, is typically utilized during our fourth fiscal quarter to build inventory in anticipation of the spring selling season. The following table includes additional information related to our short-term borrowings for 2017, 2016, and 2015:

(In millions, except for interest rate data)	2017	2016	2015
Amount outstanding at year-end	$1,137	$510	$43
Maximum amount outstanding at any month-end	$1,137	$658	$91
Weighted-average interest rate of short-term borrowings outstanding	1.85%	1.01%	0.60%

The 2016 Credit Facility expires in November 2021 and contains customary representations, warranties, and covenants. We were in compliance with those covenants at February 2, 2018. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2016 Credit Facility, the Company may increase the aggregate availability by an additional $500 million. See Note 6 to the consolidated financial statements included herein for additional information regarding our short-term borrowings.

Long-term Debt

The following table includes additional information related to the Company’s long-term debt for 2017, 2016, and 2015:

(In millions)	2017	2016	2015
Net proceeds from issuance of long-term debt	$2,968	$3,267	$1,718
Repayment of long-term debt	$(2,849)	$(1,173)	$(552)

In 2017, we paid approximately $2.0 billion to purchase $1.6 billion of our higher coupon notes prior to maturity in connection with a cash tender offer. We issued $3.0 billion of unsecured notes to fund the tender offer, finance current year maturities, and for other general corporate purposes, which included share repurchases, capital expenditures, strategic investments, and working capital needs.

In 2016, we issued $3.3 billion of unsecured notes to fund the acquisition of RONA, finance current year maturities, and for other general corporate purposes, which included share repurchases, capital expenditures, strategic investments, and working capital needs.

In 2015, we issued $1.75 billion of unsecured notes to finance current year maturities, and for other general corporate purposes, which included share repurchases, capital expenditures, strategic investments, and working capital needs.

Our ratio of debt to capital (equity plus debt) was 74.3% and 70.9% as of February 2, 2018, and February 3, 2017, respectively.

See Note 7 to the consolidated financial statements included herein for additional information related to our long-term debt.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for 2017, 2016, and 2015:

(In millions, except per share data)	2017	2016	2015
Total amount paid for share repurchases	$3,192	$3,595	$3,925
Total number of shares repurchased	39.9	48.0	55.1
Average price paid per share	$80.01	$74.89	$71.21

As of February 2, 2018, we had $6.9 billion remaining under our share repurchase program with no expiration date. We expect to repurchase shares totaling $2.5 billion in 2018. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

In 2017, we increased our quarterly dividend payment 17% to $0.41 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for 2017, 2016, and 2015:

(In millions, except per share data and percentage data)	2017	2016	2015
Total cash dividend payments	$1,288	$1,121	$957
Dividends paid per share	$1.52	$1.26	$1.02
Dividend payout ratio	37%	36%	38%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of April 2, 2018, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at February 2, 2018:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discount and debt issuance costs)	$15,114	$251	$1,551	$1,790	$11,522
Long-term debt (interest payments)	9,283	577	1,109	1,005	6,592
Capitalized lease obligations [1,2]	1,491	108	254	178	951
Operating leases [1]	5,837	666	1,199	1,002	2,970
Purchase obligations [3]	1,069	537	478	54	—
Total contractual obligations	$32,794	$2,139	$4,591	$4,029	$22,035

	Amount of Commitment Expiration by Period
Commercial Commitments (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit [4]	$63	$63	$—	$—	$—

[1]	Amounts do not include taxes, common area maintenance, insurance, or contingent rent because these amounts have historically been insignificant.

[2]	Amounts include imputed interest and residual values.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2017, our reserve increased approximately $18 million to $77 million as of February 2, 2018.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  During 2017, the inventory shrinkage reserve increased approximately $23 million to $212 million as of February 2, 2018.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $4 million for 2017. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrinkage reserve would have affected net earnings by approximately $13 million for 2017.

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

Effect if actual results differ from assumptions
A 10% reduction in projected sales used to estimate future cash flows for operating locations that experienced a triggering event would not have had a significant impact to impairment losses recognized during 2017.

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

Effect if actual results differ from assumptions
The carrying value of goodwill as of February 2, 2018, was $1.3 billion. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plan, and certain medical and dental claims. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $5 million per occurrence involving general or product liability, and $10 million per occurrence involving automobile. We do not have any insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2017, our self-insurance liability increased approximately $59 million to $890 million as of February 2, 2018.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $56 million for 2017. A 100 basis point change in our discount rate would have affected net earnings by approximately $19 million for 2017.

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

Deferred revenues associated with the extended protection plan contracts increased $40 million to $803 million as of February 2, 2018.

We defer revenue and cost of sales associated with settled transactions for which customers have not yet taken possession of merchandise or for which installation has not yet been completed.  Revenue is deferred based on the actual amounts received.  We use historical gross margin rates to estimate the adjustment to cost of sales for these transactions.  During 2017, deferred revenues associated with these transactions increased $76 million to $831 million as of February 2, 2018.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to recognize revenue on our extended protection plan contracts during the past three fiscal years. We currently do not anticipate incurring any overall contract losses on our extended protection plan contracts. Although we believe that we have the ability to adequately monitor and estimate expected losses under the extended protection plan contracts, it is possible that actual results could differ from our estimates. In addition, if future evidence indicates that the costs of performing services under these contracts are incurred on other than a straight-line basis, the timing of revenue recognition under these contracts could change. A 10% change in the amount of revenue recognized in 2017 under these contracts would have affected net earnings by approximately $23 million.

We have not made any material changes in the methodology used to reverse net sales and cost of sales related to amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed. We believe we have sufficient current and historical knowledge to record reasonable estimates related to the impact to cost of sales for these transactions. However, if actual results are not consistent with our estimates or assumptions, we may incur additional income or expense. A 10% change in the estimate of the gross margin rates applied to these transactions would have affected net earnings by approximately $12 million in 2017.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We speak throughout this Annual Report in forward-looking statements about our future, but particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The words “believe,” “expect,” “will,” “should,” “suggest,” and other similar expressions are intended to identify those forward-looking statements.  While we believe our expectations are reasonable, they are not guarantees of future performance.  Our actual results could differ materially from our expectations.

For a detailed description of the risks and uncertainties that we are exposed to, you should read Item 1A, “Risk Factors” included elsewhere in this Annual Report. All forward-looking statements speak only as of the date of this Annual Report or, in the case of any document incorporated by reference, the date of that document.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section and in Item 1A, “Risk Factors” included elsewhere in this Annual Report.  We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Annual Report.

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

Foreign Currency Exchange Rate Risk

Although we have international operating entities, our exposure to foreign currency rate fluctuations is not material to our financial condition and result of operations.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of February 2, 2018.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of February 2, 2018, our Internal Control is effective.

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Maintenance Supply Headquarters, a wholly owned subsidiary of Lowe’s Companies Inc. that consisted of the net assets purchased from Maintenance Supply Headquarters in June 2017. Maintenance Supply Headquarters represented 1.5% and 0.3% of the Company’s consolidated total assets and consolidated net sales, respectively, as of and for the year ended February 2, 2018. This acquisition is more fully discussed in Note 2 to our Consolidated Financial Statements for fiscal year 2017.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 2, 2018 and February 3, 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2018 and February 3, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2018 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
April 2, 2018

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of  February 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 2, 2018 of the Company and our report dated April 2, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Maintenance Supply Headquarters, which was acquired on June 23, 2017 and whose financial statements constitute 1.5% and 0.3% of the Company’s consolidated total assets and consolidated net sales, respectively, as of and for the fiscal year ended February 2, 2018. Accordingly, our audit did not include the internal control over financial reporting at Maintenance Supply Headquarters.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
April 2, 2018

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	February 2, 2018	% Sales	February 3, 2017	% Sales	January 29, 2016	% Sales
Fiscal years ended on
Net sales	$68,619	100.00%	$65,017	100.00%	$59,074	100.00%
Cost of sales	45,210	65.89	42,553	65.45	38,504	65.18
Gross margin	23,409	34.11	22,464	34.55	20,570	34.82
Expenses:
Selling, general and administrative	15,376	22.40	15,129	23.27	14,105	23.88
Depreciation and amortization	1,447	2.11	1,489	2.29	1,494	2.53
Operating income	6,586	9.60	5,846	8.99	4,971	8.41
Interest - net	633	0.92	645	0.99	552	0.93
Loss on extinguishment of debt	464	0.68	—	—	—	—
Pre-tax earnings	5,489	8.00	5,201	8.00	4,419	7.48
Income tax provision	2,042	2.98	2,108	3.24	1,873	3.17
Net earnings	$3,447	5.02%	$3,093	4.76%	$2,546	4.31%

Basic earnings per common share	$4.09		$3.48		$2.73
Diluted earnings per common share	$4.09		$3.47		$2.73
Cash dividends per share	$1.58		$1.33		$1.07

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	February 2, 2018	% Sales	February 3, 2017	% Sales	January 29, 2016	% Sales
Fiscal years ended on
Net earnings	$3,447	5.02%	$3,093	4.76%	$2,546	4.31%
Foreign currency translation adjustments - net of tax	251	0.37	154	0.23	(291)	(0.49)
Other comprehensive income/(loss)	251	0.37	154	0.23	(291)	(0.49)
Comprehensive income	$3,698	5.39%	$3,247	4.99%	$2,255	3.82%

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

		February 2, 2018	February 3, 2017

Assets
Current assets:
Cash and cash equivalents		$588	$558
Short-term investments		102	100
Merchandise inventory - net		11,393	10,458
Other current assets		689	884
Total current assets		12,772	12,000
Property, less accumulated depreciation		19,721	19,949
Long-term investments		408	366
Deferred income taxes - net		168	222
Goodwill		1,307	1,082
Other assets		915	789
Total assets		$35,291	$34,408

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings		$1,137	$510
Current maturities of long-term debt		294	795
Accounts payable		6,590	6,651
Accrued compensation and employee benefits		747	790
Deferred revenue		1,378	1,253
Other current liabilities		1,950	1,975
Total current liabilities		12,096	11,974
Long-term debt, excluding current maturities		15,564	14,394
Deferred revenue - extended protection plans		803	763
Other liabilities		955	843
Total liabilities		29,418	27,974

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $5 par value, none issued		—	—
Common stock - $.50 par value;
Shares issued and outstanding
February 2, 2018	830
February 3, 2017	866	415	433
Capital in excess of par value		22	—
Retained earnings		5,425	6,241
Accumulated other comprehensive income/(loss)		11	(240)
Total shareholders’ equity		5,873	6,434
Total liabilities and shareholders’ equity		$35,291	$34,408
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Lowe’s Companies, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance January 30, 2015	960	$480	$—	$9,591	$(103)	$9,968	$—	$9,968
Net earnings				2,546		2,546		2,546
Other comprehensive loss					(291)	(291)		(291)
Tax effect of non-qualified stock options exercised and restricted stock vested			61			61		61
Cash dividends declared, $1.07 per share				(991)		(991)		(991)
Share-based payment expense			112			112		112
Repurchase of common stock	(54)	(27)	(298)	(3,553)		(3,878)		(3,878)
Issuance of common stock under share-based payment plans	4	2	125			127		127
Balance January 29, 2016	910	$455	$—	$7,593	$(394)	$7,654	$—	$7,654
Net earnings				3,091		3,091	2	3,093
Other comprehensive income					154	154		154
Tax effect of non-qualified stock options exercised and restricted stock vested			57			57		57
Cash dividends declared, $1.33 per share				(1,169)		(1,169)		(1,169)
Share-based payment expense			104			104		104
Repurchase of common stock	(48)	(24)	(279)	(3,274)		(3,577)		(3,577)
Issuance of common stock under share-based payment plans	4	2	136			138		138
Noncontrolling interest resulting from acquisition						—	109	109
Dividends paid to noncontrolling interest holders						—	(2)	(2)
Purchase of noncontrolling interest			(18)			(18)	(109)	(127)
Balance February 3, 2017	866	$433	$—	$6,241	$(240)	$6,434	$—	$6,434
Net earnings				3,447		3,447		3,447
Other comprehensive income					251	251		251
Cash dividends declared, $1.58 per share				(1,324)		(1,324)		(1,324)
Share-based payment expense			99			99		99
Repurchase of common stock	(40)	(20)	(215)	(2,939)		(3,174)		(3,174)
Issuance of common stock under share-based payment plans	4	2	138			140		140
Balance February 2, 2018	830	$415	$22	$5,425	$11	$5,873	$—	$5,873
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	February 2, 2018	February 3, 2017	January 29, 2016
Fiscal years ended on
Cash flows from operating activities:
Net earnings	$3,447	$3,093	$2,546
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,540	1,590	1,587
Deferred income taxes	53	28	(68)
Loss on property and other assets - net	40	143	30
Loss on extinguishment of debt	464	—	—
(Gain) loss on cost method and equity method investments	(82)	302	594
Share-based payment expense	99	90	117
Changes in operating assets and liabilities:
Merchandise inventory – net	(791)	(178)	(582)
Other operating assets	250	(183)	(34)
Accounts payable	(92)	653	524
Other operating liabilities	137	79	70
Net cash provided by operating activities	5,065	5,617	4,784

Cash flows from investing activities:
Purchases of investments	(981)	(1,192)	(934)
Proceeds from sale/maturity of investments	1,114	1,254	884
Capital expenditures	(1,123)	(1,167)	(1,197)
Contributions to equity method investments – net	—	—	(125)
Proceeds from sale of property and other long-term assets	45	37	57
Purchases of derivative instruments	—	(103)	—
Proceeds from settlement of derivative instruments	—	179	—
Acquisition of business - net	(509)	(2,356)	—
Other – net	13	(13)	(28)
Net cash used in investing activities	(1,441)	(3,361)	(1,343)

Cash flows from financing activities:
Net change in short-term borrowings	625	466	43
Net proceeds from issuance of long-term debt	2,968	3,267	1,718
Repayment of long-term debt	(2,849)	(1,173)	(552)
Proceeds from issuance of common stock under share-based payment plans	139	139	125
Cash dividend payments	(1,288)	(1,121)	(957)
Repurchase of common stock	(3,192)	(3,595)	(3,925)
Other – net	(10)	(75)	55
Net cash used in financing activities	(3,607)	(2,092)	(3,493)

Effect of exchange rate changes on cash	13	(11)	(9)

Net increase/(decrease) in cash and cash equivalents	30	153	(61)
Cash and cash equivalents, beginning of year	558	405	466
Cash and cash equivalents, end of year	$588	$558	$405
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 2, 2018, FEBRUARY 3, 2017 AND JANUARY 29, 2016

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 2,152 stores in the United States, Canada, and Mexico at February 2, 2018.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Fiscal years 2017 and 2015 each contained 52 weeks and fiscal 2016 contained 53 weeks. All references herein for the years 2017, 2016, and 2015 represent the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries.  All intercompany accounts and transactions have been eliminated.

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income/loss.  Gains and losses from foreign currency transactions are included in selling, general and administrative (SG&A) expense.

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

Investments - Investments generally consist of money market funds, municipal obligations, certificates of deposit, and municipal floating rate obligations, all of which are classified as available-for-sale.  Available-for-sale securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income/loss. Gross unrealized gains and losses were insignificant at February 2, 2018 and February 3, 2017.

The proceeds from sales of available-for-sale securities were $523 million, $505 million, and $394 million for 2017, 2016, and 2015, respectively.  Gross realized gains and losses on the sale of available-for-sale securities were not significant for any of the periods presented.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Investments classified as long-term at February 2, 2018, will mature in one to 37 years, based on stated maturity dates.

The Company classifies as investments restricted balances primarily pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $86 million at February 2, 2018, and $81 million at February 3, 2017.  Restricted balances included in long-term investments were $381 million at February 2, 2018, and $354 million at February 3, 2017.

Merchandise Inventory - The majority of the Company’s inventory is stated at the lower of cost and net realizable value using the first-in, first-out method of inventory accounting. Inventory for certain subsidiaries representing approximately 10% and 8% of the consolidated inventory balances as of February 2, 2018 and February 3, 2017, respectively, are stated at lower of cost and net realizable value using other inventory methods, including the weighted average cost method and the retail inventory method. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

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

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments, or promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental, and identifiable costs incurred by the Company to sell the vendor’s product.  Therefore, the Company treats these funds as a reduction in the cost of inventory, and are recognized as a reduction of cost of sales when the inventory is sold.  Funds that are determined to be reimbursements of specific, incremental, and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.  The Company develops accrual rates for vendor funds based on the provisions of the agreements in place.  Due to the complexity and diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

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

Total commercial business accounts receivable sold to Synchrony were $3.1 billion in 2017, $2.8 billion in 2016, and $2.6 billion in 2015.  The Company recognized losses of $39 million in 2017, $32 million in 2016, and $36 million in 2015 on these receivable sales as SG&A expense, which primarily relates to the fair value of obligations related to servicing costs that are remitted to Synchrony monthly.  At February 2, 2018 and February 3, 2017, the fair value of the retained interests was determined based on the present value of expected future cash flows and was insignificant.

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

The total portfolio of receivables held by Synchrony, including both receivables originated by Synchrony from the Company’s proprietary credit cards and commercial business accounts receivable originated by the Company and sold to Synchrony, approximated $10.2 billion at February 2, 2018, and $9.6 billion at February 3, 2017.

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

When locations under operating leases are closed, a liability is recognized for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance, and other ongoing expenses, net of estimated sublease income and other recoverable items.  When the Company commits to an exit plan and communicates that plan to affected employees, a liability is recognized in connection with one-time employee termination benefits.  Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, are recognized in the period of change.  Expenses associated with exit activities are included in SG&A expense in the consolidated statement of earnings. Amounts accrued for exit activities were not material for any of the periods presented.

Goodwill - Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment at the reporting unit level, which is one level below the operating segment level. Goodwill is not amortized but is evaluated for impairment at least annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the two-step goodwill impairment test is necessary.

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

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Goodwill is allocated to the following reporting units: U.S. Home Improvement, Orchard Supply Hardware (Orchard), Canada - Retail, and Canada - Distribution.

The changes in the carrying amount of goodwill for 2017, 2016, and 2015 were as follows:

(In millions)	2017	2016	2015
Goodwill, balance at beginning of year	$1,082	$154	$154
Acquisitions [1]	160	1,015	—
Impairment	—	(46)	—
Other adjustments [2]	65	(41)	—
Goodwill, balance at end of year	$1,307	$1,082	$154

[1]
Goodwill recorded for 2017 acquisitions relates to Maintenance Supply Headquarters. Goodwill recorded for 2016 acquisitions primarily relates to RONA. See Note 2 for additional information regarding these acquisitions.

[2]	Other adjustments primarily consist of changes in the goodwill balance as a result of foreign currency translation.

During the third quarter of fiscal year 2016, due to a strategic reassessment of the Orchard operations, the Company determined potential indicators of impairment within the reporting unit existed, and quantitatively evaluated the Orchard reporting unit for impairment. The Company classified this fair value measurement as Level 3. See Note 4 for additional information on the Company’s fair value measurements. The Company performed a discounted cash flow analysis for the Orchard reporting unit. The discounted cash flow model included management assumptions for expected sales growth, expansion plans, capital expenditures, and overall operational forecasts. The analysis led to the conclusion that the goodwill allocated to the Orchard reporting unit had no implied value. Accordingly, the full carrying value of $46 million relating to Orchard goodwill was impaired during the third quarter of 2016.

Gross carrying amounts and cumulative goodwill impairment losses are as follows:

	February 2, 2018		February 3, 2017
(In millions)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,354	$(47)	$1,129	$(47)

Equity Method Investments - The Company’s investments in certain unconsolidated entities are accounted for under the equity method.  The balance of these investments is included in other assets (noncurrent) in the accompanying consolidated balance sheets.  The balance is increased to reflect the Company’s capital contributions and equity in earnings of the investees.  The balance is decreased for its equity in losses of the investees, for distributions received that are not in excess of the carrying amount of the investments, and for any other than temporary impairment losses recognized. Equity method investments were not significant as of February 2, 2018 and February 3, 2017. The Company’s equity in earnings and losses of the investees are included in SG&A expense, and were not significant for any of the periods presented.

Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. Investments that are determined to have a decline in value deemed to be other than temporary are written down to estimated fair value. The Company’s other than temporary impairment losses are included in SG&A expense, and were not significant for 2017 and 2016. See Note 3 for additional information on the other than temporary impairment loss the Company recognized in 2015, related to its investment in the Australian joint venture.

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

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers.  The Company’s outstanding payment obligation placed on the accounts payable tracking system were $1.6 billion as of February 2, 2018 and February 3, 2017, and participating suppliers had financed $1.1 billion and $1.0 billion, respectively, of those payment obligations to participating financial institutions.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	February 2, 2018	February 3, 2017
Self-insurance liabilities	$347	$327
Accrued dividends	340	304
Accrued interest	184	194
Sales tax liabilities	144	210
Accrued property taxes	109	108
Other	826	832
Total	$1,950	$1,975

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has insurance coverage to limit the exposure arising from these claims.  The Company is also self-insured for certain losses relating to extended protection plan and medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. The total self-insurance liability, including the current and non-current portions, was $890 million and $831 million at February 2, 2018, and February 3, 2017, respectively.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured.  Outstanding surety bonds relating to self-insurance were $238 million and $243 million at February 2, 2018, and February 3, 2017, respectively.

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

Revenue Recognition - The Company recognizes revenues, net of sales tax, when sales transactions occur and customers take possession of the merchandise.  A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Revenues from product installation services are recognized when the installation is completed.  Deferred revenues associated with amounts received for which customers have not yet taken possession of merchandise or for which installation has not yet been completed were $831 million and $755 million at February 2, 2018, and February 3, 2017, respectively.

Revenues from stored-value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed.  The liability associated with outstanding stored-value cards was $547 million and $498 million at February 2, 2018, and February 3, 2017, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards at the point at which redemption becomes remote.  The Company’s stored-value cards have no expiration date or dormancy fees.  Therefore, to determine when redemption is remote, the Company analyzes an aging of the unredeemed cards based on the date of last stored-value card use. The amount of revenue recognized from unredeemed stored-value cards for which redemption was deemed remote was not significant for 2017, 2016, and 2015.

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

(In millions)	2017	2016	2015
Deferred revenue - extended protection plans, beginning of year	$763	$729	$730
Additions to deferred revenue	408	387	350
Deferred revenue recognized	(368)	(353)	(351)
Deferred revenue - extended protection plans, end of year	$803	$763	$729

Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term.  Deferred costs associated with extended protection plan contracts were $19 million and $18 million at February 2, 2018, and February 3, 2017, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the years presented.  Expenses for claims are recognized when incurred and totaled $161 million, $141 million, and $127 million for 2017, 2016, and 2015, respectively.

Cost of Sales and Selling, General and Administrative Expenses - The following lists the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative

■ Total cost of products sold, including:
- Purchase costs, net of vendor funds;
- Freight expenses associated with moving merchandise inventories from vendors to selling locations;
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

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $968 million, $893 million, and $769 million in 2017, 2016, and 2015, respectively.

Shipping and Handling Costs - The Company includes shipping and handling costs relating to the delivery of products directly from vendors to customers by third parties in cost of sales.  Shipping and handling costs, which include third-party delivery costs, salaries, and vehicle operations expenses relating to the delivery of products from stores and distribution centers to customers, are classified as SG&A expense.  Shipping and handling costs included in SG&A expense were $841 million, $700 million and $607 million in 2017, 2016, and 2015, respectively.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to expense as incurred.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ equity. Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments. Net foreign currency translation gains, net of tax, classified in accumulated other comprehensive income were $11 million at February 2, 2018. Net foreign currency translation losses, net of tax, classified in accumulated other comprehensive loss were $240 million, and $394 million at February 3, 2017 and January 29, 2016, respectively.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s home improvement retail and hardware stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar long-term economic characteristics. The amounts of long-lived assets and net sales outside of the U.S. were approximately 9.8% and 7.8%, respectively, at February 2, 2018. The amounts of long-lived assets and net sales outside of the U.S. were approximately 8.7% and 5.7%, respectively, at February 3, 2017. The amounts of long-lived assets and net sales outside of the U.S. were not significant at January 29, 2016.

Accounting Pronouncements Recently Adopted - Effective February 4, 2017, the Company adopted Accounting Standards Update (ASU 2016-09), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. All excess tax benefits or deficiencies related to share-based payments are recognized in the provision for income taxes, which has increased the volatility within our provision for income taxes, as these amounts were previously reported within equity. As a result of the adoption, we have recognized $37 million of excess tax benefits in our provision for income taxes for the fiscal year ended February 2, 2018. The recognition of these benefits contributed $0.04 to diluted earnings per share for the fiscal year ended February 2, 2018. Excess tax benefits were historically reflected as a financing activity in the statements of cash flows, and after adoption, are included within operating activities. Cash paid to tax authorities by the

Company when directly withholding shares for tax purposes continues to be classified as a financing activity in the statement of cash flows. Share-based payment expense continues to reflect estimated forfeitures of share-based payment awards. The Company has adopted the applicable provisions of the ASU prospectively.

Accounting Pronouncements Not Yet Adopted - In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.

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

The Company will adopt this ASU in the first quarter of fiscal 2018, using a modified retrospective approach to adoption. Based on the Company’s assessment of the standard and its subsequent related amendments and interpretations, the standard will not materially affect our consolidated financial statements. The Company has determined the adoption of the guidance will impact the timing of recognition of its stored value card breakage. Currently, breakage is recognized using the remote method and will be recognized using the proportional method upon adoption of the guidance. The Company will also change the presentation of the sales return reserve on the consolidated balance sheet, as it is currently reported on a net basis, as well as change the timing of how installation services are recognized. In addition, the Company has evaluated its principal versus agent conclusions relating to certain arrangements with third parties and concluded there are no significant changes impacting the presentation of revenue on a gross or net basis. The Company is currently still evaluating any impacts the standard has relating to the classification of profit sharing income earned in connection with our private label credit card programs which is currently included in SG&A. The Company has not identified any significant modifications to existing systems or material changes in the Company’s internal controls over financial reporting. The adoption of the ASU will result in increased footnote disclosure requirements.

NOTE 2: Acquisitions

Maintenance Supply Headquarters
On June 23, 2017, the Company completed its acquisition of Maintenance Supply Headquarters, a leading distributor of maintenance, repair and operations (MRO) products serving the multifamily housing industry. The acquisition is expected to enable the Company to deepen and broaden its relationship with Pro customers and better serve their needs. The aggregate cash purchase price of this acquisition was $513 million and is included in the investing section of the consolidated statements of cash flows, net of the cash acquired. Acquisition-related costs were expensed as incurred and were not significant.

The following table summarizes the preliminary purchase price allocation:

(In millions)	June 23, 2017
Allocation:
Cash acquired	$4
Merchandise inventory	68
Other current assets	36
Property	12
Goodwill	160
Other assets	260
Accounts payable	(18)
Other current liabilities	(9)
Net assets acquired	$513

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

RONA
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

The following represents the aggregate purchase price allocation which includes purchase accounting adjustments made during the measurement period:

(In millions)	May 20, 2016
Purchase price:
Cash paid to common shareholders	$1,999
Cash paid to debt holders	368
Total cash paid	$2,367

Allocation:
Cash acquired	$83
Accounts receivable	260
Merchandise inventory	814
Property	897
Goodwill	971
Other assets	437
Other current liabilities	(619)
Long-term liabilities	(367)
Noncontrolling interest	(109)
Net assets acquired	$2,367

The intangible assets acquired totaled $310 million, and include trademarks of $204 million with a weighted average useful life of 15 years and dealer relationships of $106 million with a weighted average useful life of 20 years, which are included in other assets in the accompanying consolidated balance sheets. The goodwill of $971 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill of approximately $107 million is expected to be deductible for tax purposes.

The transaction included the assumption by Lowe’s of unsecured debentures held by RONA of approximately C$118 million ($91 million) as of the acquisition date. The debentures matured and were settled in October 2016.

As of the acquisition date, 6.9 million preferred shares of RONA remained outstanding. The total fair value of the shares and Lowe’s corresponding noncontrolling interest was $109 million, which was determined based on the closing market price of RONA’s preferred shares on the acquisition date. During the fourth fiscal quarter of 2016, the Company acquired all of the remaining noncontrolling interest in RONA by paying RONA’s preferred shareholders approximately $127 million, which represented an $18 million premium in excess of the carrying amount of the noncontrolling interest. See Note 12 to the consolidated financial statements for information regarding the impact of this transaction to the Company’s earnings per share calculation.

Pro forma and historical financial information has not been provided as the acquisition was not material to the consolidated financial statements. In addition, net earnings attributable to the noncontrolling interest was not significant for any of the reporting periods presented.

NOTE 3: Investment in Australian Joint Venture

In the fourth quarter of fiscal year 2015, the Company announced its decision to exit the Australian joint venture investment with Woolworths Limited (Woolworths) and recorded a $530 million impairment of its equity method investment due to a determination that there was a decrease in value that was other than temporary. The Company owned a one-third share in the joint venture, Hydrox Holdings Pty Ltd. (Hydrox), which operated Masters Home Improvement stores and Home Timber and Hardware Group’s retail stores and wholesale distribution in Australia. As a result of this decision to exit, Woolworths was required to purchase the Company’s one-third share at its fair value as of January 18, 2016. The process for the two parties agreeing on fair value is prescribed in the Joint Venture Agreement. The $530 million non-cash impairment charge recorded in fiscal 2015 was based on the Company’s estimate of the value of its portion of the overall joint venture fair value as of January 18, 2016.

During the third quarter of fiscal year 2016, Woolworths claimed a unilateral termination of the joint venture agreement, and executed other agreements to initiate the wind down of Hydrox without the Company’s approval as required under the joint venture agreement. Due to this, Lowe’s concluded that under applicable accounting standards, the investment should be accounted for as a cost method investment going forward. As a result of this determination, accumulated foreign currency translation adjustments of $208 million were reclassified from accumulated other comprehensive loss into the carrying value of the cost method investment. In addition, the unilateral actions of Woolworths to begin the liquidation of Hydrox, represented a triggering event requiring the Company to evaluate the cost method investment for impairment. Management determined that the requirements for determining impairment were met, and leveraged wind down cash flow projections in determining the estimated fair value of the entity as of October 28, 2016. The value was determined using an income approach based upon the expected future cash flows generated from the settlement of assets and liabilities inclusive of inventory, property, payables, lease liabilities and employee entitlements. As a result, the Company recorded a $290 million non-cash impairment charge during the third quarter of fiscal 2016 to reflect its estimated portion of the overall joint venture fair value in wind down. The Company classified this fair value measurement as Level 3. See Note 4 for additional information on the Company’s fair value measurements.

Following the impairment recorded in the third quarter of fiscal 2016, the Company considered the amount due under the joint venture agreement, which was based on the fair value as of January 18, 2016 on a going concern basis, to exceed the recorded amount of the investment, which was based on an estimated current fair value in wind down. This claim for additional value under the joint venture agreement above and beyond any amounts expected to be received through the wind down process, represented a contingent asset whereby the Company would recognize any amounts as they were realized.

During the second quarter of fiscal 2017, the Company completed the sale of our interest in the Australian joint venture with Woolworths and received proceeds of $199 million, which is included in cash flows from investing activities in the accompanying consolidated statements of cash flows. The proceeds from the sale exceeded the carrying value of the investment and resulted in a gain of $96 million. The carrying value prior to the sale reflected the non-cash impairment charges taken in fiscal years 2015 and 2016. The gain is included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s available-for-sale securities represented the only significant assets measured at fair value on a recurring basis for the fiscal years ended February 2, 2018 and February 3, 2017. The following table presents the Company’s financial assets measured at fair value on a recurring basis. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	February 2, 2018	February 3, 2017
Available-for-sale securities:
Money market funds	Level 1	$86	$81
Certificates of deposit	Level 1	16	15
Municipal obligations	Level 2	—	4
Total short-term investments		$102	$100
Available-for-sale securities:
Municipal floating rate obligations	Level 2	$407	$359
Certificates of deposit	Level 1	1	2
Municipal obligations	Level 2	—	5
Total long-term investments		$408	$366

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal year ended February 2, 2018, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition. For the fiscal year ended February 3, 2017, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were goodwill (see Note 1 to the consolidated financial statements included herein for additional information regarding this fair value measurement), certain cost method investments (see Note 3 to the consolidated financial statements included herein for additional information regarding this fair value measurement), and certain long-lived assets.

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

The following table presents the Company’s assets measured at estimated fair value on a nonrecurring basis and the resulting impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale. Because these assets subject to impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 3, 2017.

Fair Value Measurements - Nonrecurring Basis

	February 3, 2017
(In millions)	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$3	$(34)
Excess properties	18	(9)
Goodwill (Note 1)	—	(46)
Other assets:
Cost method investments (Note 3)	103	(290)
Total	$124	$(379)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	February 2, 2018		February 3, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,961	$15,608	$14,321	$15,305
Mortgage notes (Level 2)	6	7	7	7
Long-term debt (excluding capitalized lease obligations)	$14,967	$15,615	$14,328	$15,312

NOTE 5: Property and Accumulated Depreciation

Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	February 2, 2018	February 3, 2017
Cost:
Land	N/A	$7,414	$7,329
Buildings and building improvements	5-40	18,521	18,147
Equipment	2-15	10,475	10,978
Construction in progress	N/A	530	464
Total cost		36,940	36,918
Accumulated depreciation		(17,219)	(16,969)
Property, less accumulated depreciation		$19,721	$19,949

Included in net property are assets under capital lease of $724 million, less accumulated depreciation of $273 million, at February 2, 2018, and $696 million, less accumulated depreciation of $269 million, at February 3, 2017.  The related amortization expense for assets under capital lease is included in depreciation expense. The Company recognized depreciation expense of $1.4 billion in 2017 and $1.5 billion in 2016 and 2015.

NOTE 6: Short-Term Borrowings

The Company has a $1.75 billion unsecured revolving credit agreement (the 2016 Credit Facility) with a syndicate of banks that expires in November 2021.  Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2016 Credit Facility, we may increase the aggregate availability by an additional $500 million. The 2016 Credit Facility supports our commercial paper program.  Borrowings under our commercial paper program reduce the amount available for borrowing under its terms.  The 2016 Credit Facility contains customary representations, warranties, and covenants for a transaction of this type.  The Company was in compliance with those covenants at February 2, 2018.

Outstanding borrowings under the Company’s commercial paper program were $1.1 billion, with a weighted average interest rate of 1.85%, as of February 2, 2018, and $510 million, with a weighted average interest rate of 1.01%, as of February 3, 2017. There were no outstanding borrowings under the 2016 Credit Facility as of February 2, 2018 or February 3, 2017.

NOTE 7: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at February 2, 2018	February 2, 2018	February 3, 2017
Secured debt:
Mortgage notes due through fiscal 2027 [1]	5.38%	$6	$7
Unsecured debt:
Notes due through fiscal 2022	3.05%	3,577	4,324
Notes due fiscal 2023-2027	3.17%	4,636	3,143
Notes due fiscal 2028-2032	6.67%	563	696
Notes due fiscal 2033-2037	5.96%	897	1,536
Notes due fiscal 2038-2042	4.95%	1,119	1,731
Notes due fiscal 2043-2047	4.08%	4,169	2,891
Capitalized lease obligations due through fiscal 2041		891	861
Total long-term debt		15,858	15,189
Less current maturities		(294)	(795)
Long-term debt, excluding current maturities		$15,564	$14,394

[1]	Real properties with an aggregate book value of $26 million were pledged as collateral at February 2, 2018, for secured debt.

Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, and capitalized lease obligations, for the next five years and thereafter are as follows: 2018, $251 million; 2019, $1.1 billion; 2020, $500 million; 2021, $1.0 billion; 2022, $765 million; thereafter, $11.5 billion.

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at February 2, 2018.

Unsecured notes issued during 2015 were as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
September 2015	$250	September 2018	Floating	Floating	$1
September 2015	$750	September 2025	Fixed	3.375%	$8
September 2015	$750	September 2045	Fixed	4.375%	$24

The floating rate notes issued in 2015 will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.600% (2.174% as of February 2, 2018). Interest on these floating rate notes is payable quarterly in arrears in March, June, September, and December of each year until maturity. Interest on the fixed rate notes issued in 2015 is payable semiannually in arrears in March and September of each year until maturity.

Unsecured notes issued during 2016 were as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
April 2016	$250	April 2019	Floating	Floating	$1
April 2016	$350	April 2019	Fixed	1.150%	$1
April 2016	$1,350	April 2026	Fixed	2.500%	$12
April 2016	$1,350	April 2046	Fixed	3.700%	$19

The floating rate notes issued in 2016 will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR plus 0.240% (1.960% as of February 2, 2018). Interest on these floating rate notes is payable quarterly in arrears in April, July,

October, and January of each year until maturity. Interest on the fixed rate notes issued in 2016 is payable semiannually in arrears in April and October of each year until maturity.

Unsecured notes issued during 2017 were as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
May 2017	$1,500	May 2027	Fixed	3.100%	$9
May 2017	$1,500	May 2047	Fixed	4.050%	$23

Interest on the notes issued in 2017 is payable semiannually in arrears in May and November of each year until maturity.

The discounts associated with these issuances, which include the underwriting and issuance discounts, are recorded in long-term debt and are being amortized over the respective terms of the notes using the effective interest method.

The indentures governing the fixed rate notes issued in 2017, 2016, and 2015, contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption. We do not have the right to redeem the floating rate notes issued in 2016 and 2015 prior to maturity. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the indentures) occurs.  If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest on such notes to the date of purchase, if any.  The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

During 2017, the Company completed a cash tender offer to purchase and retire $1.6 billion combined aggregate principal amount of its outstanding notes and recognized a loss on extinguishment of debt of $464 million.

NOTE 8: Shareholders’ Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at February 2, 2018, and February 3, 2017, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($.50 par value) at February 2, 2018, and February 3, 2017.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase under the program with no expiration, which was announced on the same day. On January 26, 2018, the Company’s Board of Directors authorized an additional $5.0 billion share repurchase under the program with no expiration, which was announced on the same day. As of February 2, 2018, the Company had $6.9 billion remaining under the program.

During the year ended February 2, 2018, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 15.7 million shares of the Company’s common stock for $1.3 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

During the year ended February 2, 2018, the Company also repurchased shares of its common stock through the open market totaling 23.4 million shares for a cost of $1.8 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Shares repurchased for 2017 and 2016 were as follows:

	2017		2016
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	39.1	$3,133	46.7	$3,500
Shares withheld from employees	0.5	41	1.0	77
Total share repurchases	39.6	$3,174	47.7	$3,577

[1]	Reductions of $2.9 billion and $3.3 billion were recorded to retained earnings, after capital in excess of par value was depleted, for 2017 and 2016, respectively.

NOTE 9: Accounting for Share-Based Payments

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

At February 2, 2018, there were 33.5 million shares remaining available for grants under the currently active Incentive Plans and 21.9 million shares remaining available for purchases under the ESPP.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $99 million, $90 million, and $117 million in 2017, 2016 and 2015 respectively.  The total associated income tax benefit recognized was $31 million, $29 million and $38 million in 2017, 2016 and 2015, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $118 million at February 2, 2018, of which $69 million will be recognized in 2018, $43 million in 2019 and $6 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.7 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Weighted-average assumptions used:
Expected volatility	23.6%	24.0%	31.3%
Dividend yield	1.68%	1.66%	1.69%
Risk-free interest rate	2.14%	1.42%	1.99%
Expected term, in years	6.43	6.44	7.00

Weighted-average grant date fair value	$18.30	$15.00	$20.27

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $77 million, $73 million and $68 million in 2017, 2016 and 2015, respectively.

Transactions related to stock options for the year ended February 2, 2018 are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at February 3, 2017	4,239	$49.84
Granted	394	82.44
Canceled, forfeited or expired	(131)	67.55
Exercised	(1,687)	37.72
Outstanding at February 2, 2018	2,815	$60.84	7.14	$114,479
Vested and expected to vest at February 2, 2018 [1]	2,764	$60.54	7.10	$113,200
Exercisable at February 2, 2018	1,784	$52.55	6.29	$87,318

[1]	Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $82.41, $71.35 and $69.44 in 2017, 2016, and 2015, respectively. The total fair value of restricted stock awards vesting was approximately $71 million, $151 million and $144 million in 2017, 2016 and 2015, respectively.

Transactions related to restricted stock awards for the year ended February 2, 2018 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2017	2,681	$64.22
Granted	473	82.41
Vested	(910)	53.87
Canceled or forfeited	(348)	67.03
Nonvested at February 2, 2018	1,896	$73.21

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2017, 2016 and 2015, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $175,000 for 2017, and $150,000 for 2016 and 2015.  During 2017, 22,000 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $80.22, $80.35 and $69.98 in 2017, 2016 and 2015, respectively. The total fair value of deferred stock units vested was $1.8 million in 2017, and $1.5 million in 2016 and 2015.  During 2017, no fully vested deferred stock units were released as a result of termination of service. At February 2, 2018, there were 0.4 million deferred stock units outstanding, all of which were vested.

Performance Share Units

The Company issues performance share units classified as equity awards. Expense is recognized on a straight-line basis over the requisite service period, based on the probability of achieving the performance condition, with changes in expectations recognized as an adjustment to earnings in the period of the change.  Compensation cost is not recognized for performance share units that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed.  Performance share units do not have dividend rights. The Company uses historical data to estimate the timing and amount of forfeitures.

The Company’s performance share units are classified as equity and contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance condition is primarily based on the achievement of the Company’s target return on non-cash average assets (RONCAA). These awards are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.

In fiscal 2016, the Company began issuing performance share units that contain a market condition modifier, in addition to having a performance and service condition. The performance condition for these awards continues to be based primarily on the achievement of the Company’s RONCAA targets. The market condition is based on the Company’s total shareholder return (TSR) compared to the median TSR of companies listed in the S&P 500 Index over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2017 and 2016 are as follows:

	2017	2016
Weighted-average assumptions used:
Expected volatility	20.8%	21.4%
Dividend yield	1.62%	1.53%
Risk-free interest rate	1.46%	0.88%
Expected term, in years	2.83	2.82

In general, 0% to 200% of the Company’s performance share units vest at the end of a three year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $91.50, $77.58 and $71.52 in 2017, 2016 and 2015, respectively.  The total fair value of performance share units vesting was approximately $31 million, $24 million, and $25 million in 2017, 2016, and 2015, respectively.

Transactions related to performance share units classified as equity awards for the year ended February 2, 2018 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at February 3, 2017	723	$65.30
Granted	273	91.50
Vested	(253)	47.29
Canceled or forfeited	(45)	77.42
Nonvested at February 2, 2018	698	$81.31

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of February 2, 2018, the maximum number of nonvested units that could vest under the provisions of the agreements was 1.3 million for the RONCAA awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $75.44, $67.26 and $66.24 in 2017, 2016 and 2015, respectively. The total fair value of restricted stock units vesting was approximately $5.6 million, $7.7 million, and $3.5 million in 2017, 2016 and 2015, respectively.

Transactions related to restricted stock units for the year ended February 2, 2018 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 3, 2017	323	$62.85
Granted	85	75.44
Vested	(72)	50.42
Canceled or forfeited	(59)	66.29
Nonvested at February 2, 2018	277	$69.21

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. The Company issued 1.1 million shares of common stock in 2017 and 1.3 million shares of common stock in 2016 and 2015 and recognized $13 million, $15 million, and $14 million of share-based payment expense pursuant to the plan in 2017, 2016, and 2015, respectively.

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

The Company recognized expense associated with these employee retirement plans of $174 million, $180 million and $155 million in 2017, 2016 and 2015, respectively.

NOTE 11: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2017	2016	2015
Statutory federal income tax rate [1]	33.7%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	3.6	3.6
Valuation allowance - Australian joint venture	(0.6)	2.0	4.2
Other, net	1.2	(0.1)	(0.4)
Effective tax rate	37.2%	40.5%	42.4%
1 The Company utilized a blended rate in 2017 due to the Tax Cuts and Job Act enacted on December 22, 2017.

The components of the income tax provision are as follows:

(In millions)	2017	2016	2015
Current:
Federal	$1,734	$1,824	$1,688
State	252	275	248
Total current [1]	1,986	2,099	1,936
Deferred:
Federal	60	6	(59)
State	(4)	3	(4)
Total deferred [1]	56	9	(63)
Total income tax provision	$2,042	$2,108	$1,873

[1]	Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	February 2, 2018	February 3, 2017
Deferred tax assets:
Self-insurance	$238	$352
Share-based payment expense	36	69
Deferred rent	66	78
Impairment of investment	—	381
Capital loss carryforwards	225	—
Net operating losses	213	174
Other, net	124	175
Total deferred tax assets	902	1,229
Valuation allowance	(475)	(578)
Net deferred tax assets	427	651

Deferred tax liabilities:
Property	(264)	(417)
Other, net	(23)	(34)
Total deferred tax liabilities	(287)	(451)

Net deferred tax asset	$140	$200

On December 22, 2017, the U.S. government enacted the Tax Cuts and Job Act (Tax Act). Among other provisions, the Tax Act lowered the corporate federal income tax rate from 35% to 21%, and effectively changed the U.S. corporate income tax system from a worldwide tax system to a territorial tax system. In addition, the Tax Act established a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and added a new provision for a tax on global intangible low-taxed income (GILTI). The Company has made an accounting policy election to record the U.S. income tax effect of future GILTI inclusions in the period in which they arise. The Tax Act could be amended or subjected to technical correction, which could change the financial impacts recorded at February 2, 2018, or expected to be recorded in future periods.

Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB 118) which provided guidance on accounting for the impact of the Tax Act. SAB 118 provides for a measurement period, that cannot extend beyond one year from the law’s enactment date, to determine and report a provisional impact of certain income tax effects of the Tax Act that were incomplete under ASC 740 as of year-end.

As a result of the Tax Act, the Company utilized a blended statutory tax rate of 33.7% for 2017 in accordance with Section 15 of the Internal Revenue Code. This blended rate resulted in a tax benefit of $58 million for the year. The Company recorded a $56 million provisional tax expense for the measurement of its U.S. net deferred tax assets at the newly enacted corporate rate and a $22 million provisional tax expense for the one-time transition tax on unrepatriated earnings of foreign subsidiaries. While the Company made reasonable estimates of the impact of the reduction in the corporate rate and the deemed repatriation transition tax, the final impact may differ due to subsequent legislative action changes in interpretations and assumptions as well as the issuance of additional guidance from the Internal Revenue Service and state taxing authorities. The Company will continue to gather additional information to determine the concluding impact.

As of February 2, 2018, the Company reported a deferred tax asset of $225 million, for the capital loss realized in 2017 for U.S. federal income tax purposes related to the exit from the Company’s joint venture investment in Australia. Since no present or future capital gains have been identified through which the asset can be realized, the Company has a full valuation allowance against the deferred tax asset. For U.S. federal tax purposes, this loss has a five-year carryforward period expiring at the end of fiscal 2022. As of February 3, 2017, the Company reported a deferred tax asset and full valuation allowance of $381 million related to its intention to exit the Company’s joint venture investment in Australia.

In December 2016, the U.S. Treasury Department and the U.S. Internal Revenue Service issued final and temporary regulations under Internal Revenue Code Section 987 (the Regulations). The Regulations provide guidance on the taxation of foreign currency gains and losses arising from qualified business units that operate in a currency other than the currency of their owner. As a result of the newly enacted guidance, net deferred tax assets were reduced by $11 million in 2017 and $33 million in 2016.

The Company operates as a branch in various foreign jurisdictions and cumulatively has incurred net operating losses of $720 million and $640 million as of February 2, 2018, and February 3, 2017, respectively.  These net operating losses are subject to expiration in 2018 through 2037.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of the foreign net deferred tax assets, the Company recorded cumulative valuation allowances of $234 million and $197 million as of February 2, 2018, and February 3, 2017, respectively.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In millions)	2017	2016	2015
Unrecognized tax benefits, beginning of year	$6	$3	$7
Additions for tax positions of prior years	—	3	—
Reductions for tax positions of prior years	(2)	—	(2)
Settlements	(1)	—	(2)
Reductions due to a lapse in applicable statute of limitations	(3)	—	—
Unrecognized tax benefits, end of year	$—	$6	$3

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $5 million as of February 3, 2017, and $2 million as of January 29, 2016.

The Company recognized $3 million of interest income, $2 million of interest expense, and $1 million of interest income related to uncertain tax positions during 2017, 2016, and 2015, respectively. The Company had no accrued interest related to uncertain tax positions as of February 2, 2018 and $3 million as of February 3, 2017.

Penalties recognized related to uncertain tax positions were insignificant for 2017, 2016, and 2015. Accrued penalties were also insignificant as of February 2, 2018 and February 3, 2017.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2011 to 2016. An audit of the Company’s Canadian operations by the Canada Revenue Agency for fiscal years 2012 and 2013 is on-going. The Company remains subject to income tax examinations for international income taxes for fiscal years 2012 through 2016. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2017, 2016 and 2015:

(In millions, except per share data)	2017	2016	2015
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$3,447	$3,091	$2,546
Less: Net earnings allocable to participating securities	(11)	(11)	(12)
Less: Premium paid to acquire noncontrolling interest	—	(18)	—
Net earnings allocable to common shares, basic	$3,436	$3,062	$2,534
Weighted-average common shares outstanding	839	880	927
Basic earnings per common share	$4.09	$3.48	$2.73
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$3,447	$3,091	$2,546
Less: Net earnings allocable to participating securities	(11)	(11)	(12)
Less: Premium paid to acquire noncontrolling interest	—	(18)	—
Net earnings allocable to common shares, diluted	$3,436	$3,062	$2,534
Weighted-average common shares outstanding	839	880	927
Dilutive effect of non-participating share-based awards	1	1	2
Weighted-average common shares, as adjusted	840	881	929
Diluted earnings per common share	$4.09	$3.47	$2.73

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

Stock options to purchase 0.5 million, 1.0 million and 0.3 million shares of common stock for 2017, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

The future minimum rental payments required under operating leases and capitalized lease obligations having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In millions) Fiscal Year	Operating Leases	Capitalized Lease Obligations	Total
2018	$666	$108	$774
2019	626	166	792
2020	573	88	661
2021	526	91	617
2022	476	87	563
Later years	2,970	951	3,921
Total minimum lease payments	$5,837	$1,491	$7,328
Less amount representing interest		(600)
Present value of minimum lease payments		891
Less current maturities		(45)
Present value of minimum lease payments, less current maturities		$846

Rental expenses under operating leases were $626 million, $549 million and $473 million in 2017, 2016 and 2015, respectively, and were recognized within SG&A expense.  Excluded from these amounts are rental expenses associated with closed locations which were recognized as exit costs in the period of closure.

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

As of February 2, 2018, the Company had non-cancelable commitments of $1.1 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2018, $537 million; 2019, $318 million; 2020, $160 million; 2021, $51 million; 2022, $3 million; thereafter, $0 million.

At February 2, 2018, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $63 million. The majority of the Company’s letters of credit were issued for insurance contracts.

NOTE 15: Related Parties

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $149 million in 2017, $124 million in 2016, and $153 million in 2015. Amounts payable to this vendor were insignificant at February 2, 2018 and February 3, 2017.

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides certain services to the Company related to health and welfare benefit plans. The Company made payments to this vendor in the amount of $14 million in 2017, $59 million in 2016, and $58 million in 2015. Amounts payable to this vendor were insignificant at February 2, 2018 and February 3, 2017.

NOTE 16: Other Information

Net interest expense is comprised of the following:

(In millions)	2017	2016	2015
Long-term debt	$582	$583	$505
Capitalized lease obligations	56	53	42
Interest income	(16)	(12)	(4)
Interest capitalized	(5)	(4)	(3)
Interest on tax uncertainties	(3)	2	(1)
Other	19	23	13
Interest - net	$633	$645	$552

Supplemental disclosures of cash flow information:

(In millions)	2017	2016	2015
Cash paid for interest, net of amount capitalized	$654	$619	$535
Cash paid for income taxes, net	$1,673	$2,217	$2,055
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$97	$86	$102
Cash dividends declared but not paid	$340	$304	$255

Sales by product category:

	2017		2016		2015
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Lumber & Building Materials	$9,508	14%	$8,505	13%	$7,007	12%
Appliances	7,696	11	7,037	11	6,477	11
Seasonal & Outdoor Living	7,165	10	6,996	11	6,623	11
Tools & Hardware	6,713	10	6,359	10	5,686	10
Fashion Fixtures	6,429	9	6,303	10	5,806	10
Rough Plumbing & Electrical	6,149	9	5,741	9	5,203	9
Paint	5,321	8	5,183	8	4,742	8
Millwork	5,308	8	5,236	8	4,957	8
Lawn & Garden	5,251	8	5,109	8	4,732	8
Flooring	4,363	6	4,227	6	3,887	7
Kitchens	3,644	5	3,532	5	3,276	5
Other	1,072	2	789	1	678	1
Totals	$68,619	100%	$65,017	100%	$59,074	100%

NOTE 17: Derivative Instruments

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

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2017 and 2016:

	2017
(In millions, except per share data)	First [1]	Second [2]	Third	Fourth [3]
Net sales	$16,860	$19,495	$16,770	$15,494
Gross margin	5,800	6,670	5,713	5,226
Net earnings	602	1,419	872	554
Basic earnings per common share	0.70	1.68	1.05	0.67
Diluted earnings per common share	$0.70	$1.68	$1.05	$0.67

	2016
(In millions, except per share data)	First [4]	Second [5]	Third [6]	Fourth [7,8]
Net sales	$15,234	$18,260	$15,739	$15,784
Gross margin	5,337	6,288	5,407	5,432
Net earnings	884	1,167	379	663
Basic earnings per common share	0.98	1.32	0.43	0.74
Diluted earnings per common share	$0.98	$1.31	$0.43	$0.74

[1]	The first quarter of fiscal 2017 includes a $464 million loss on extinguishment of debt in connection with a $1.6 billion cash tender offer.

[2]	The second quarter of fiscal 2017 includes a $96 million gain from the sale of the Company’s interest in its Australian joint venture with Woolworths.

[3]
The fourth quarter of fiscal 2017 includes the $20 million net impact associated with the Tax Cuts and Jobs Act of 2017 and $66 million from a one-time cash bonus to eligible hourly employees attributable to the passage of the Tax Cuts and Jobs Act of 2017.

[4]	The first quarter of fiscal 2016 includes a $160 million unrealized gain associated with a foreign currency hedge entered into in advance of the RONA acquisition.

[5]	The second quarter of fiscal 2016 includes a $84 million loss from the Company settling its foreign currency hedge entered into in advance of the RONA acquisition.

[6]
The third quarter of fiscal 2016 includes the following: $290 million resulting from impairment associated with the wind down of the Company’s investment in the Australian joint venture with Woolworths; $96 million related to a write-off for projects that were canceled as part of the Company’s ongoing review of strategic initiatives in an effort to focus on critical projects that will drive desired outcomes; and $76 million related to goodwill and long-lived asset impairments associated with the Company’s Orchard operations as part of a strategic reassessment of this business.

[7]
The fourth quarter of fiscal 2016 includes the following: $84 million for severance-related costs associated with the Company’s productivity efforts; $32 million resulting from a tax charge primarily related to the issuance of final Internal Revenue Code Section 987 regulations in December 2016.

[8]	The fourth quarter of fiscal 2016 contained an additional week.

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 2, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Executive Officers of the Registrant”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Information About the Board of Directors and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Additional Information - Shareholder Proposals for the 2019 Annual Meeting” in the definitive Proxy Statement for the 2018 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended February 2, 2018 (the Proxy Statement).

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

Item 11 - Executive Compensation

The information required by this item is furnished by incorporation by reference to the information under the headings “Information About the Board of Directors and Committees of the Board – Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Tables”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 2, 2018:
Reserve for loss on obsolete inventory	$59	$18	[1]	$—		$77
Reserve for inventory shrinkage	189	456		(433)	[2]	212
Reserve for sales returns	71	—		—		71
Deferred tax valuation allowance	578	—		(103)	[4]	475
Self-insurance liabilities	831	1,547		(1,488)	[5]	890
Reserve for exit activities	66	19		(25)	[6]	60

February 3, 2017:
Reserve for loss on obsolete inventory	$46	$13	[1]	$—		$59
Reserve for inventory shrinkage	171	397		(379)	[2]	189
Reserve for sales returns	66	5	[3]	—		71
Deferred tax valuation allowance	447	131	[4]	—		578
Self-insurance liabilities	883	1,418		(1,470)	[5]	831
Reserve for exit activities	67	47		(48)	[6]	66

January 29, 2016:
Reserve for loss on obsolete inventory	$52	$—		$(6)	[1]	$46
Reserve for inventory shrinkage	162	345		(336)	[2]	171
Reserve for sales returns	65	1	[3]	—		66
Deferred tax valuation allowance	170	277	[4]	—		447
Self-insurance liabilities	905	1,357		(1,379)	[5]	883
Reserve for exit activities	53	34		(20)	[6]	67

[1]	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.

[2]	Represents the actual inventory shrinkage experienced at the time of physical inventories.

[3]	Represents the net increase in the required reserve based on the Company’s evaluation of anticipated merchandise returns.

[4]	Represents an increase/(decrease) in the required reserve based on the Company’s evaluation of deferred tax assets.

[5]	Represents claim payments for self-insured claims.

[6]	Represents lease payments, net of sublease income.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement, dated as of February 2, 2016, among Lowe’s Companies, Inc., Lowe’s Companies Canada, ULC and RONA inc.(1)	10-K	001-07898	2.1	March 29, 2016

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 27, 2016.	8-K	001-07898	3.1	May 31, 2016

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 3.750% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.10	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.11	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.12	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.13	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

4.14	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.15	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.16	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.17	Amended and Restated Credit Agreement, dated as of November 23, 2016, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and a letter of credit issuer, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	November 28, 2016

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective July 1, 1994.*	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective January 31, 2009.*	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.4	Lowe’s Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.5	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.6	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe’s Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.7	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of January 1, 2005.*	10-K	001-07898	10.25	March 29, 2011

10.8	Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of December 31, 2008.*	10-K	001-07898	10.22	March 31, 2009

10.9	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.10	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.11	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.12	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.13	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.14	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.15	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.16	Amendment No. 7 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.16	April 4, 2017

10.17	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier I Senior Officers used for agreements entered into prior to June 1, 2012.*	10-Q	001-07898	10.1	September 3, 2008

10.18	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier I Senior Officers used for agreements entered into on or after June 1, 2012.*	10-Q	001-07898	10.2	September 4, 2012

10.19	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.2	September 3, 2008

10.20	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.21	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.22	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.23	Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.24	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors.*	8-K	001-07898	10.2	June 3, 2005

10.25	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	May 31, 2011

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement.*	10-K	001-07898	10.27	April 4, 2017

10.27	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of February 4, 2017.*	10-K	001-07898	10.28	April 4, 2017

10.28	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.29	Form of Lowe’s Companies, Inc. 2006 Long Term Incentive Plan Non-Qualified Stock Option Agreement.*	10-K	001-07898	10.24	March 29, 2011

10.30	Amendment No. 1, dated as of May 4, 2017, to the Amended and Restated Credit Agreement, dated as of November 23, 2016, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and a letter of credit issuer, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.	10-Q	001-07898	10.1	June 6, 2017

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Seventh Amendment to the Lowe’s 401(k) Plan, effective as of February 1, 2018 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).‡

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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

LOWE’S COMPANIES, INC.
(Registrant)

April 2, 2018	By: /s/ Robert A. Niblock
Date	Robert A. Niblock Chairman of the Board, President and Chief Executive Officer

April 2, 2018	By: /s/ Marshall A. Croom
Date	Marshall A. Croom Chief Financial Officer

April 2, 2018	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Marshall A. Croom, Matthew V. Hollifield and Ross W. McCanless, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Robert A. Niblock	Chairman of the Board, President, Chief Executive Officer and Director	April 2, 2018
Robert A. Niblock		Date

/s/ Raul Alvarez	Director	April 2, 2018
Raul Alvarez		Date

/s/ David H. Batchelder	Director	April 2, 2018
David H. Batchelder		Date

/s/ Angela F. Braly	Director	April 2, 2018
Angela F. Braly		Date

/s/ Sandra B. Cochran	Director	April 2, 2018
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	April 2, 2018
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Director	April 2, 2018
Richard W. Dreiling		Date

/s/ Robert L. Johnson	Director	April 2, 2018
Robert L. Johnson		Date

/s/ Marshall O. Larsen	Director	April 2, 2018
Marshall O. Larsen		Date

/s/ James H. Morgan	Director	April 2, 2018
James H. Morgan		Date

/s/ Bertram L. Scott	Director	April 2, 2018
Bertram L. Scott		Date

/s/ Lisa W. Wardell	Director	April 2, 2018
Lisa W. Wardell		Date

/s/ Eric C. Wiseman	Director	April 2, 2018
Eric C. Wiseman		Date