Form 10-Q
period 2018-05-04
LOWES COMPANIES INC
filed 2018-06-05
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 6/1/2018
Common Stock, $0.50 par value	816,153,978

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 4, 2018	May 5, 2017	February 2, 2018
Assets
Current assets:
Cash and cash equivalents		$1,565	$1,963	$588
Short-term investments		205	84	102
Merchandise inventory - net		13,204	12,254	11,393
Other current assets		1,059	975	689
Total current assets		16,033	15,276	12,772
Property, less accumulated depreciation		19,500	19,748	19,721
Long-term investments		321	477	408
Deferred income taxes - net		199	272	168
Goodwill		1,288	1,081	1,307
Other assets		896	759	915
Total assets		$38,237	$37,613	$35,291

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	$—	$1,137
Current maturities of long-term debt		896	295	294
Accounts payable		10,104	9,905	6,590
Accrued compensation and employee benefits		715	725	747
Deferred revenue		1,439	1,415	1,378
Other current liabilities		2,620	2,346	1,950
Total current liabilities		15,774	14,686	12,096
Long-term debt, excluding current maturities		14,948	15,770	15,564
Deferred revenue - extended protection plans		808	769	803
Other liabilities		962	857	955
Total liabilities		32,492	32,082	29,418

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
May 4, 2018	822
May 5, 2017	853
February 2, 2018	830	411	426	415
Capital in excess of par value		—	—	22
Retained earnings		5,405	5,346	5,425
Accumulated other comprehensive income/(loss)		(71)	(241)	11
Total shareholders' equity		5,745	5,531	5,873
Total liabilities and shareholders' equity		$38,237	$37,613	$35,291

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 4, 2018		May 5, 2017
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$17,360	100.00	$16,860	100.00
Cost of sales	11,348	65.37	11,060	65.60
Gross margin	6,012	34.63	5,800	34.40
Expenses:
Selling, general and administrative	4,187	24.12	3,876	22.99
Depreciation and amortization	360	2.07	365	2.16
Operating income	1,465	8.44	1,559	9.25
Interest - net	160	0.92	161	0.96
Loss on extinguishment of debt	—	—	464	2.75
Pre-tax earnings	1,305	7.52	934	5.54
Income tax provision	317	1.83	332	1.97
Net earnings	$988	5.69	$602	3.57

Weighted average common shares outstanding - basic	825		857
Basic earnings per common share	$1.19		$0.70
Weighted average common shares outstanding - diluted	826		858
Diluted earnings per common share	$1.19		$0.70
Cash dividends per share	$0.41		$0.35

Retained Earnings
Beginning balance	$5,425		$6,241
Cumulative effect of accounting change	33		—
Net earnings	988		602
Cash dividends declared	(338)		(299)
Share repurchases	(703)		(1,198)
Balance at end of period	$5,405		$5,346

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 4, 2018		May 5, 2017
	Amount	% Sales	Amount	% Sales
Net earnings	$988	5.69	$602	3.57
Foreign currency translation adjustments - net of tax	(83)	(0.48)	(1)	—
Other comprehensive loss	(83)	(0.48)	(1)	—
Comprehensive income	$905	5.21	$601	3.57

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 4, 2018	May 5, 2017
Cash flows from operating activities:
Net earnings	$988	$602
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	387	389
Deferred income taxes	(21)	(64)
Loss on property and other assets - net	6	11
Loss on extinguishment of debt	—	464
Loss on cost method and equity method investments	—	7
Share-based payment expense	24	26
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,846)	(1,808)
Other operating assets	(234)	(64)
Accounts payable	3,521	3,291
Other operating liabilities	604	441
Net cash provided by operating activities	3,429	3,295

Cash flows from investing activities:
Purchases of investments	(573)	(153)
Proceeds from sale/maturity of investments	556	59
Capital expenditures	(224)	(202)
Proceeds from sale of property and other long-term assets	5	6
Other - net	—	(1)
Net cash used in investing activities	(236)	(291)

Cash flows from financing activities:
Net change in short-term borrowings	(1,140)	(511)
Net proceeds from issuance of long-term debt	—	2,968
Repayment of long-term debt	(13)	(2,558)
Proceeds from issuance of common stock under share-based payment plans	8	38
Cash dividend payments	(340)	(304)
Repurchase of common stock	(728)	(1,237)
Other - net	(2)	(1)
Net cash used in financing activities	(2,215)	(1,605)

Effect of exchange rate changes on cash	(1)	6

Net increase in cash and cash equivalents	977	1,405
Cash and cash equivalents, beginning of period	588	558
Cash and cash equivalents, end of period	$1,565	$1,963

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). During the first quarter of fiscal year 2018, the Company conformed the financial reporting calendar of a subsidiary, which did not have a significant effect on the consolidated financial statements. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 4, 2018, and May 5, 2017, and the results of operations and comprehensive income for the three months ended May 4, 2018, and May 5, 2017, and cash flows for the three months ended May 4, 2018 and May 5, 2017.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Accounting Pronouncements Recently Adopted

Effective February 3, 2018, the Company adopted Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), and all the related amendments, using the modified retrospective method. ASU 2014-09 requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Upon adoption of ASU 2014-09, the Company recorded an immaterial adjustment to the opening balance of retained earnings as of February 3, 2018, with related adjustments to deferred revenue, accounts payable and related tax effects. The adjustment to retained earnings primarily relates to the change in revenue recognition related to gift card breakage. The adoption of the guidance also required a change in the timing of how installation services are recognized, the presentation of sales return reserve on the consolidated balance sheet, and a change in the presentation of the Company’s profit sharing income from its proprietary credit program. We applied ASU 2014-09 only to contracts that were not completed prior to fiscal 2018. Results for reporting periods beginning after February 2, 2018 are presented under ASU 2014-09, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods. See Note 2 for additional details of the Company’s revenues.

The impact of adopting the new revenue recognition guidance on our consolidated statement of earnings is as follows:

	Three Months Ended May 4, 2018
Consolidated Statements of Earnings (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Net sales	$17,360	$17,231	$129
Cost of sales	11,348	11,364	(16)
Gross margin	6,012	5,867	145
Selling, general and administrative	4,187	4,043	144
Operating income	1,465	1,464	1
Pre-tax earnings	1,305	1,304	1
Net earnings	$988	$987	$1

The impacts of adopting the new revenue recognition guidance to assets and liabilities on our consolidated balance sheets are as follows:

	Balance at May 4, 2018
Consolidated Balance Sheets (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Assets
Other current assets	$1,059	$862	$197

Liabilities
Accounts payable	10,104	10,092	12
Deferred revenue	1,439	1,517	(78)
Other current liabilities	2,620	2,406	214

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

Note 2: Net Sales

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	May 4, 2018	May 5, 2017
Products	$16,501	$16,220
Services	624	585
Other	235	55
Net sales	$17,360	$16,860

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise, which is at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Under ASU 2014-09, the merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets as of reporting periods after February 2, 2018. Reporting periods prior to the adoption of ASU 2014-09 reflect merchandise return reserves on a net basis. As of May 4, 2018, anticipated sales returns of $305 million are reflected in other current liabilities, and the associated right of return assets of $197 million are reflected in other current assets. As of May 5, 2017, the merchandise return reserve, net of the associated asset, was $101 million reflected in other current liabilities.
Revenues from services primarily relate to professional installation services the Company provides through subcontractors related to merchandise purchased by a customer. In certain instances, installation services include materials provided by the subcontractor, and both product and installation are included in service revenue. The Company recognizes revenue associated with services as they are rendered, and the majority of services are completed within one week from initiation.
Deferred revenue is presented for merchandise that has not yet transferred control to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through pickup or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $1.0 billion and $967 million at May 4, 2018 and May 5, 2017, respectively. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Stored-value cards
In addition, the Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $437 million and $449 million at May 4, 2018, and May 5, 2017, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. Upon adoption of ASU 2014-09, the Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the three months ended May 4, 2018 and May 5, 2017.
Extended protection plans
The Company also defers revenues for its separately-priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were insignificant for the three months ending May 4, 2018 and May 5, 2017. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at May 4, 2018 and May 5, 2017, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $46 million and $36 million for the three months ended May 4, 2018 and May 5, 2017, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	May 4, 2018		May 5, 2017
(In millions)	Total Sales	%	Total Sales	%
Home Décor [1]	$7,009	40%	$6,752	40%
Building & Maintenance [2]	6,797	39	6,484	38
Seasonal [3]	3,223	19	3,472	21
Other	331	2	152	1
Total	$17,360	100%	$16,860	100%

[1]	Home Décor includes the following product categories: Appliances, Fashion Fixtures, Flooring, Kitchens, and Paint

[2]	Building & Maintenance includes the following product categories: Lumber & Building Materials, Millwork, Rough Plumbing & Electrical, and Tools & Hardware

[3]	Seasonal includes the following product categories: Lawn & Garden and Seasonal & Outdoor Living

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended
	May 4, 2018	May 5, 2017
United States	$16,173	$15,868
International	1,187	992
Net Sales	$17,360	$16,860

Practical Expedients

Sales commissions and selling-related goods or services are considered immaterial and are expensed as incurred because the amortization period of the assets would be one year or less. These costs are reflected within selling, general and administrative expenses.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of May 4, 2018, May 5, 2017, and February 2, 2018. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	May 4, 2018	May 5, 2017	February 2, 2018
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$188	$70	$86
Certificates of deposit	Level 1	17	12	16
Municipal obligations	Level 2	—	2	—
Total short-term investments		$205	$84	$102
Long-term investments:
Available-for-sale securities
Municipal floating rate obligations	Level 2	$321	$472	$407
Certificates of deposit	Level 1	—	3	1
Municipal obligations	Level 2	—	2	—
Total long-term investments		$321	$477	$408

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 4, 2018 and May 5, 2017, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	May 4, 2018		May 5, 2017		February 2, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,963	$15,151	$15,203	$15,948	$14,961	$15,608
Mortgage notes (Level 2)	6	7	7	7	6	7
Long-term debt (excluding capitalized lease obligations)	$14,969	$15,158	$15,210	$15,955	$14,967	$15,615

Note 4: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $188 million at May 4, 2018, $70 million at May 5, 2017, and $86 million at February 2, 2018.

Restricted balances included in long-term investments were $298 million at May 4, 2018, $340 million at May 5, 2017, and $381 million at February 2, 2018.

Note 5: Property - Property is shown net of accumulated depreciation of $17.4 billion at May 4, 2018, $16.9 billion at May 5, 2017, and $17.2 billion at February 2, 2018.

Note 6: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. On January 26, 2018, the Company’s Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of May 4, 2018, the Company had $6.2 billion remaining in its share repurchase program.

During the three months ended May 4, 2018, the Company repurchased shares of its common stock through the open market totaling 8.7 million shares for a cost of $750 million.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three months ended May 4, 2018 and May 5, 2017 were as follows:

	Three Months Ended
	May 4, 2018		May 5, 2017
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	8.7	$750	15.2	$1,250
Shares withheld from employees	0.1	8	0.2	14
Total share repurchases	8.8	$758	15.4	$1,264

[1]	Reductions of $703 million and $1.2 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended May 4, 2018 and May 5, 2017, respectively.

Note 7: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a nonforfeitable right to receive dividends and, therefore, are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended May 4, 2018 and May 5, 2017:

	Three Months Ended
(In millions, except per share data)	May 4, 2018	May 5, 2017
Basic earnings per common share:
Net earnings	$988	$602
Less: Net earnings allocable to participating securities	(3)	(2)
Net earnings allocable to common shares, basic	$985	$600
Weighted-average common shares outstanding	825	857
Basic earnings per common share	$1.19	$0.70
Diluted earnings per common share:
Net earnings	$988	$602
Less: Net earnings allocable to participating securities	(3)	(2)
Net earnings allocable to common shares, diluted	$985	$600
Weighted-average common shares outstanding	825	857
Dilutive effect of non-participating share-based awards	1	1
Weighted-average common shares, as adjusted	826	858
Diluted earnings per common share	$1.19	$0.70

Stock options to purchase 0.6 million and 0.8 million shares of common stock were anti-dilutive for the three months ended May 4, 2018 and May 5, 2017, respectively.

Note 8: Income Taxes - The Company’s effective income tax rates were 24.3% and 35.5% for the three months ended May 4, 2018 and May 5, 2017, respectively. The lower effective income tax rate for the three months ended May 4, 2018 was primarily due to the enactment of the Tax Cuts and Jobs Act (Tax Act) during fiscal 2017, which lowered the corporate federal income tax rate from 35% to 21%.

Based on the Company’s interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during the fourth quarter of fiscal 2017. However, the final impact may differ due to subsequent legislative action, changes in interpretations and assumptions, as well as the issuance of additional guidance from the Internal Revenue Service and state taxing authorities. We have not made any measurement-period adjustments related to these items during the three months ended May 4, 2018, because we have not finalized the following items: the earnings and profits of the relevant subsidiaries, deemed repatriation of deferred foreign income, and prior year deferred tax activity. The Company will continue to evaluate the Tax Act and gather additional information within the measurement period allowed, which will be completed no later than the fourth quarter of fiscal 2018.

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 4, 2018	May 5, 2017
Long-term debt	$145	$145
Capitalized lease obligations	15	14
Interest income	(3)	(3)
Interest capitalized	(1)	(1)
Other	4	6
Interest - net	$160	$161

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 4, 2018	May 5, 2017
Cash paid for interest, net of amount capitalized	$288	$285
Cash paid for income taxes - net	$43	$43
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$8	$3
Cash dividends declared but not paid	$338	$299

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 4, 2018 and May 5, 2017, the related consolidated statements of current and retained earnings, comprehensive income, and cash flows for the fiscal three-month periods ended May 4, 2018 and May 5, 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 2, 2018, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 2, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
June 5, 2018

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 4, 2018, and May 5, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2017. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales and net earnings increased for the first quarter of 2018 by 3.0% to $17.4 billion and 64.1% to $988 million, respectively. Diluted earnings per common share increased 70.0% in the first quarter of 2018 to $1.19 from $0.70 in the first quarter of the prior year. Diluted earnings per common share in the first quarter of 2018 increased 15.5% from adjusted diluted earnings per share of $1.03 in the same period of the prior year (see discussion of non-GAAP financial measures beginning on page 17). During the first quarter, the Company adopted the revenue recognition accounting standard ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASU 2014-09) resulting in the reclassification of certain items within operating income. This accounting standard has been adopted on a modified retrospective basis, therefore, the prior year has not been adjusted. The net effect of this change was an increase to sales of approximately $129 million in the first quarter, driven primarily by the reclassification of profit sharing income associated with the proprietary credit program from SG&A. Continuing to deliver on our commitment to return excess cash to shareholders, during the first quarter of 2018, we paid $340 million in dividends and repurchased $750 million of common stock through our share repurchase program.

We entered the first quarter of 2018 well positioned to capitalize on Spring demand with enhanced marketing activity, targeted digital marketing content, strong product assortment, and seasonal staffing to help customers complete their home improvement projects. A late Spring selling season generated by unfavorable weather across geographies restricted traffic growth and exerted pressure on comparable sales, negatively impacting outdoor product categories. During the first quarter of 2018, six of 14 U.S. regions generated comparable sales increases while two regions were flat. Five of 11 product categories generated positive comparable sales while one product category was flat, with particular strength in Appliances, Rough Plumbing & Electrical, Lumber & Building Materials, Tools & Hardware, and Millwork. We continued to see strong demand from the Pro customer for the quarter with comparable sales above the company average.

During the quarter, we continued taking the necessary actions to transform our supply chain, better empower our associates, and re-engineer key processes such as Pick Up In Store and centralized project quoting. We are working to improve traffic conversion by accelerating associate readiness and knowledge through our training programs and better aligning staffing to customer traffic. In addition, we continued to advance our Pick Up In Store experience, with dedicated space and clear signage to ensure that product is staged and ready for pickup within two hours of an order being placed. The new process drives greater efficiency in order fulfillment and improves our ability to meet the expectations of customers allowing them to pick up products quickly.

In 2018, we will continue to focus our resources in what is most relevant to the customer, building the capabilities required to deliver simple and seamless omni-channel experiences for customers and engaging them in the moments that matter most. This will allow us to strengthen our competitiveness and position us to continue to capitalize on home improvement demand.

On May 20, 2018, the Company’s Board of Directors appointed Marvin R. Ellison as President and Chief Executive Officer, in each case, effective as of July 2, 2018, at which time he will also join the Board of Directors. On May 20, 2018, the Board of Directors also appointed Richard W. Dreiling as Chairman of the Board of Directors, effective as of July 2, 2018. Mr. Ellison and Mr. Dreiling will succeed Robert A. Niblock, who will be retiring as Chairman, President and Chief Executive Officer of the Company and member of the Board of Directors, in each case, effective as of July 2, 2018.

On June 4, 2018, the Company announced that Marshall A. Croom plans to retire from the Company, effective October 5, 2018. Mr. Croom will continue in his role as Chief Financial Officer until his successor is appointed, and then remain with the Company during a transition period until his retirement date.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 4, 2018	May 5, 2017	2018 vs. 2017	2018 vs. 2017
Net sales	100.00%	100.00%	N/A	3.0%
Gross margin	34.63	34.40	23	3.7
Expenses:
Selling, general and administrative	24.12	22.99	113	8.0
Depreciation and amortization	2.07	2.16	(9)	(1.4)
Operating income	8.44	9.25	(81)	(6.0)
Interest - net	0.92	0.96	(4)	(0.2)
Loss on extinguishment of debt	—	2.75	(275)	(100.0)
Pre-tax earnings	7.52	5.54	198	39.7
Income tax provision	1.83	1.97	(14)	(4.6)
Net earnings	5.69%	3.57%	212	64.1%
Note: The Company adopted ASU 2014-09 and all the related amendments using the modified retrospective method, effective February 3, 2018. Prior period results have not been restated, which affects comparability.

	Three Months Ended
Other Metrics	May 4, 2018	May 5, 2017
Comparable sales increase [1]	0.6%	1.9%
Total customer transactions (in millions)	232	238
Average ticket [2]	$74.98	$70.79
At end of period:
Number of stores	2,154	2,137
Sales floor square feet (in millions)	215	214
Average store size selling square feet (in thousands) [3]	100	100
Return on invested capital [4]	19.4%	15.6%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted first quarter fiscal 2018 comparable sales by approximately 85 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.

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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share
Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items, as further described below, not contemplated in the Company’s original business outlook for fiscal 2017. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

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

	Three Months Ended
	May 4, 2018			May 5, 2017
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$1.19			$0.70
Non-GAAP adjustments - per share impacts
Loss on extinguishment of debt	—	—	—	0.54	(0.21)	0.33
Adjusted diluted earnings per share			$1.19			$1.03

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

	For the Periods Ended
(In millions, except percentage data)	May 4, 2018	May 5, 2017
Calculation of Return on Invested Capital
Numerator
Net earnings	$3,833	$2,811
Plus:
Interest expense - net	632	649
Loss on extinguishment of debt	—	464
Provision for income taxes	2,027	1,895
Net operating profit	6,492	5,819
Less:
Income tax adjustment [1]	2,245	2,343
Net operating profit after tax	$4,247	$3,476
Denominator
Average debt and equity [2]	$21,890	$22,216
Return on invested capital	19.4%	15.6%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 34.6% and 40.3% for the periods ended May 4, 2018 and May 5, 2017, respectively.

[2]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Results of Operations

Net Sales – Net sales for the first quarter of 2018 increased 3.0% to $17.4 billion. The adoption of the revenue recognition accounting standard ASU 2014-09, contributed 0.8% to sales growth, primarily due to a reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales. Comparable sales increased 0.6% over the same period, driven by a 4.3% increase in comparable average ticket, offset by a 3.7% decrease in comparable customer transactions. New stores and the addition of Maintenance Supply Headquarters also contributed to sales growth during the quarter.

During the first quarter of 2018, we experienced comparable sales increases in five of 11 product categories, as well as flat comparable sales in Fashion Fixtures. Comparable sales increases were above the company average in Appliances, Rough

Plumbing & Electrical, Lumber & Building Materials, Tools & Hardware, and Millwork. Strong brand and service advantages in Appliances, as well as our continued investment in customer experience both in-store and online, drove double-digit comparable sales during the quarter. We achieved strong comparable sales in Rough Plumbing & Electrical driven by continued improvements in brand relevance and demand from the Pro customer. In addition, Tools & Hardware, Lumber & Building Materials, and Millwork also continued to benefit from strong demand from the Pro customer.

Gross Margin – For the first quarter of 2018, gross margin increased 23 basis points as a percentage of sales. Gross margin was positively impacted by 58 basis points due to the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in a reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales. In addition, gross margin was positively impacted by approximately 10 basis points due to value improvement and pricing optimization efforts. These were partially offset by approximately 15 basis points due to competitive actions taken in the prior year and approximately 5 basis points due to mix of products sold. Transportation costs, shrink, and inflation negatively impacted gross margin by 15 basis points during the quarter.

SG&A – For the first quarter of 2018, SG&A expense deleveraged 113 basis points as a percentage of sales compared to the first quarter of 2017. This was driven by 66 basis points of deleverage due to the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in a reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales, 32 basis points of deleverage in operating salaries, and 18 basis points of deleverage in customer delivery to meet increased demand in Appliances.

Depreciation and Amortization – Depreciation and amortization leveraged 9 basis points for the first quarter of 2018 compared to the prior year primarily due to assets becoming fully depreciated. Property, less accumulated depreciation, decreased to $19.5 billion at May 4, 2018, compared to $19.7 billion at May 5, 2017. As of May 4, 2018 and May 5, 2017, we owned 79% of our stores, which included stores on leased land.

Interest – Net – Interest expense for the first quarter of 2018 decreased primarily as a result of the cash tender offer to purchase and retire $1.6 billion aggregate principal amount of our outstanding notes in the first quarter of 2017 and the payoff of scheduled debts at maturity. These were partially offset by the issuance of unsecured notes in May 2017.

Loss on Extinguishment of Debt – During the first quarter of 2017, we repurchased and retired $1.6 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $464 million.

Income Tax Provision – Our effective income tax rates were 24.3% and 35.5% for the three months ended May 4, 2018 and May 5, 2017, respectively. The decrease in the effective income tax rate is primarily due to the enactment of the Tax Act, effective January 1, 2018, which lowered the federal tax rate from 35% to 21%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, supplemented with our short-term and long-term borrowings, have been sufficient to fund our operations while allowing us to make strategic investments that will grow our business, and to return excess cash to shareholders in the form of dividends and share repurchases. We believe that our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due, pay dividends, and fund our share repurchases over the next 12 months.

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	May 4, 2018	May 5, 2017
Net cash provided by operating activities	$3,429	$3,295

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the three months ended May 4, 2018, versus the three months ended May 5, 2017, was driven primarily by changes in working capital, partially offset by a decrease in net earnings adjusted for non‐cash expenses.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	May 4, 2018	May 5, 2017
Net cash used in investing activities	$(236)	$(291)

Net cash used in investing activities primarily consist of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. The following table provides our capital expenditures for the three months ended May 4, 2018, and May 5, 2017:

	Three Months Ended
(In millions)	May 4, 2018	May 5, 2017
Existing store investments [1]	$135	$70
Strategic initiatives [2]	71	53
New stores	18	79
Total capital expenditures	$224	$202

[1]	Includes store equipment for existing stores, facility repairs, enhancements to existing information technology assets, and remerchandising

[2]	Represents investments to support our omnichannel strategy as well as information technology investments to enhance customers’ experience.

Our 2018 capital expenditures forecast is approximately $1.7 billion. The increase in our forecast, relative to historical capital expenditures, is primarily attributable to incremental cash flow benefit related to the enactment of the Tax Cuts and Jobs Act of 2017.

Cash Flows Used in Financing Activities

	Three Months Ended
(In millions)	May 4, 2018	May 5, 2017
Net cash used in financing activities	$(2,215)	$(1,605)

Net cash used in financing activities primarily consist of transactions related to our short-term borrowings, long-term debt, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

We have an unsecured revolving credit agreement with a syndicate of banks (the 2016 Credit Facility) which provides for borrowings up to $1.75 billion and supports our commercial paper program. The amount available to be drawn under the 2016 Credit Facility is reduced by the amount of borrowings under our commercial paper program. All of our short-term borrowings in the three months ended May 4, 2018, and May 5, 2017, were under the commercial paper program. The following table includes additional information related to our short-term borrowings for the three months ended May 4, 2018, and May 5, 2017:

	Three Months Ended
(In millions, except for interest rate data)	May 4, 2018	May 5, 2017
Net change in short-term borrowings	$(1,140)	$(511)
Amount outstanding at quarter-end	$—	$—
Maximum amount outstanding at any month-end	$892	$878
Weighted-average interest rate of short-term borrowings outstanding	—%	—%

The 2016 Credit Facility expires in November 2021 and contains customary representations, warranties, and covenants. We were in compliance with those covenants at May 4, 2018. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2016 Credit Facility, the Company may increase the aggregate availability by an additional $500 million.

Long-term Debt

The following table includes additional information related to the Company’s long-term debt for the three months ended May 4, 2018, and May 5, 2017:

	Three Months Ended
(In millions)	May 4, 2018	May 5, 2017
Net proceeds from issuance of long-term debt	$—	$2,968
Repayment of long-term debt	$(13)	$(2,558)

During the three months ended May 5, 2017, we paid approximately $2.0 billion to purchase $1.6 billion of our higher coupon notes prior to maturity in connection with a cash tender offer. We issued $3.0 billion of unsecured notes to fund the tender offer, finance current year maturities, and for other general corporate purposes, which included share repurchases, capital expenditures, strategic investments, and working capital needs.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the three months ended May 4, 2018, and May 5, 2017:

	Three Months Ended
(In millions, except per share data)	May 4, 2018	May 5, 2017
Total amount paid for share repurchases	$728	$1,237
Total number of shares repurchased	8.5	15.1
Average price paid per share	$85.98	$81.76

As of May 4, 2018, we had $6.2 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling $2.5 billion in 2018 (including the amount repurchased in the first quarter of fiscal year 2018). See Note 6 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for three months ended May 4, 2018, and May 5, 2017:

	Three Months Ended
(In millions, except per share data)	May 4, 2018	May 5, 2017
Total cash dividend payments	$340	$304
Dividends paid per share	$0.41	$0.35

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of June 5, 2018, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 4, 2018, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2017. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, changes to tax laws applicable to corporate multinationals, such as the recently enacted U.S. Tax Cuts and Jobs Act of 2017, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, disruptions caused by our management changes, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches, ransomware and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience impairment losses if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities. With respect to acquisitions, potential risks include the effect of such transactions on Lowe’s and the target company’s strategic relationships, operating results and businesses generally; our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing the scope, geographic diversity, and complexity of our operations; significant integration costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the SEC) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates related to our international operations, interest rates, and commodity prices. The Company’s market risks have not changed materially from that disclosed in the Annual Report for the fiscal year ended February 2, 2018.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 4, 2018, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 4, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A - Risk Factors” in the Annual Report, except with respect to the risk factor regarding the retirement of our Chief Executive Officer and the appointment of a new Chief Executive Officer, which has been amended and restated as follows:

If we do not successfully manage the transitions associated with the retirement of our Chairman and Chief Executive Officer and Chief Financial Officer and the appointment of a new Chairman and a new Chief Executive Officer and Chief Financial Officer, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

On March 26, 2018, we announced that Robert A. Niblock planned to retire as Chairman of the Board of Directors, President and Chief Executive Officer after a 25-year career with the Company. On May 20, 2018, the Board of Directors appointed Marvin R. Ellison as President and Chief Executive Officer, in each case, effective as of July 2, 2018, at which time he will also join the Board of Directors. On May 20, 2018, the Board of Directors also appointed Richard R. Dreiling as Chairman of the Board of Directors, effective as of July 2, 2018. Mr. Ellison and Mr. Dreiling will succeed Mr. Niblock, who will be retiring as Chairman, President and Chief Executive Officer of the Company and member of the Board of Directors, in each case, effective as of July 2, 2018. On June 4, 2018, we announced that Marshall A. Croom plans to retire from the Company, effective October 5, 2018. Mr. Croom will continue in his role as Chief Financial Officer until his successor is appointed, and then remain with the Company during a transition period until his retirement date. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult to hire and retain key employees.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of fiscal 2018:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
February 3, 2018 - March 2, 2018	305,097	$86.28	291,538	$6,918,395,242
March 3, 2018 - April 6, 2018	5,009,476	86.62	4,937,492	6,490,729,723
April 7, 2018 - May 4, 2018	3,507,876	84.76	3,507,392	6,193,429,784
As of May 4, 2018	8,822,449	$85.87	8,736,422	$6,193,429,784

[1]
The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. On January 26, 2018, the Company’s Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration, which was announced on the same day.

Item 5. - Other Information

Submission of Matters to a Vote of Security Holders - The Company held its annual meeting of shareholders on June 1, 2018 (the Annual Meeting). For more information on the proposals, see the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2018. Set forth below are the final voting results for each of the proposals submitted to the Company’s shareholders at the Annual Meeting.

(1) Election of Directors

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Raul Alvarez	604,664,567	6,382,533	119,574,465
David H. Batchelder	605,734,778	5,312,322	119,574,465
Angela F. Braly	602,058,368	8,988,732	119,574,465
Sandra B. Cochran	535,026,317	76,020,783	119,574,465
Laurie Z. Douglas	606,021,461	5,025,639	119,574,465
Richard W. Dreiling	602,130,336	8,916,764	119,574,465
Marshall O. Larsen	579,964,345	31,082,755	119,574,465
James H. Morgan	605,715,919	5,331,181	119,574,465
Robert A. Niblock	593,062,534	17,984,566	119,574,465
Brian C. Rogers	606,417,190	4,629,910	119,574,465
Bertram L. Scott	605,166,402	5,880,698	119,574,465
Lisa W. Wardell	605,854,026	5,193,074	119,574,465
Eric C. Wiseman	604,506,147	6,540,953	119,574,465

(2) Advisory approval of Lowe’s named executive officer compensation in fiscal 2017

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
586,015,681	22,356,663	2,674,756	119,574,465

(3) Ratification of the appointment of Deloitte & Touche LLP as Lowe’s independent registered public accounting firm for fiscal 2018

VOTES FOR	VOTES AGAINST	ABSTENTIONS
715,313,097	13,941,141	1,367,327

(4) Shareholder proposal to reduce the threshold to call special shareholder meetings to 10% of outstanding shares

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
278,011,544	320,211,186	12,824,370	119,574,465

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 20, 2018.	8-K	001-07898	3.1	May 22, 2018

10.1	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.	8-K	001-07898	10.1	May 22, 2018

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

June 5, 2018	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer