Form 10-Q
period 2018-08-03
LOWES COMPANIES INC
filed 2018-09-04
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/31/2018
Common Stock, $0.50 par value	808,275,229

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		August 3, 2018	August 4, 2017	February 2, 2018
Assets
Current assets:
Cash and cash equivalents		$2,251	$1,696	$588
Short-term investments		391	119	102
Merchandise inventory - net		11,885	11,407	11,393
Other current assets		956	811	689
Total current assets		15,483	14,033	12,772
Property, less accumulated depreciation		19,172	19,762	19,721
Long-term investments		87	360	408
Deferred income taxes - net		249	328	168
Goodwill		1,271	1,255	1,307
Other assets		843	930	915
Total assets		$37,105	$36,668	$35,291

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	$—	$1,137
Current maturities of long-term debt		894	296	294
Accounts payable		8,984	8,649	6,590
Accrued compensation and employee benefits		671	665	747
Deferred revenue		1,449	1,450	1,378
Other current liabilities		2,583	2,565	1,950
Total current liabilities		14,581	13,625	12,096
Long-term debt, excluding current maturities		14,937	15,788	15,564
Deferred revenue - extended protection plans		828	790	803
Other liabilities		978	929	955
Total liabilities		31,324	31,132	29,418

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
August 3, 2018	811
August 4, 2017	837
February 2, 2018	830	406	419	415
Capital in excess of par value		—	—	22
Retained earnings		5,517	5,253	5,425
Accumulated other comprehensive income/(loss)		(142)	(136)	11
Total shareholders' equity		5,781	5,536	5,873
Total liabilities and shareholders' equity		$37,105	$36,668	$35,291

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	August 3, 2018		August 4, 2017		August 3, 2018		August 4, 2017
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$20,888	100.00	$19,495	100.00	$38,247	100.00	$36,355	100.00
Cost of sales	13,689	65.54	12,825	65.79	25,036	65.46	23,885	65.70
Gross margin	7,199	34.46	6,670	34.21	13,211	34.54	12,470	34.30
Expenses:
Selling, general and administrative	4,691	22.45	3,931	20.16	8,878	23.21	7,807	21.47
Depreciation and amortization	345	1.65	357	1.83	705	1.84	722	1.99
Operating income	2,163	10.36	2,382	12.22	3,628	9.49	3,941	10.84
Interest - net	153	0.74	159	0.81	313	0.82	319	0.87
Loss on extinguishment of debt	—	—	—	—	—	—	464	1.28
Pre-tax earnings	2,010	9.62	2,223	11.41	3,315	8.67	3,158	8.69
Income tax provision	490	2.34	804	4.13	806	2.11	1,137	3.13
Net earnings	$1,520	7.28	$1,419	7.28	$2,509	6.56	$2,021	5.56

Weighted average common shares outstanding - basic	813		841		819		849
Basic earnings per common share	$1.86		$1.68		$3.05		$2.37
Weighted average common shares outstanding - diluted	814		842		820		850
Diluted earnings per common share	$1.86		$1.68		$3.05		$2.37
Cash dividends per share	$0.48		$0.41		$0.89		$0.76

Retained Earnings
Balance at beginning of period	$5,405		$5,346		$5,425		$6,241
Cumulative effect of accounting change	—		—		33		—
Net earnings	1,520		1,419		2,509		2,021
Cash dividends declared	(390)		(344)		(728)		(643)
Share repurchases	(1,018)		(1,168)		(1,722)		(2,366)
Balance at end of period	$5,517		$5,253		$5,517		$5,253

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	August 3, 2018		August 4, 2017		August 3, 2018		August 4, 2017
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,520	7.28	$1,419	7.28	$2,509	6.56	$2,021	5.56
Foreign currency translation adjustments - net of tax	(70)	(0.34)	106	0.54	(154)	(0.40)	105	0.29
Other comprehensive income/(loss)	(70)	(0.34)	106	0.54	(154)	(0.40)	105	0.29
Comprehensive income	$1,450	6.94	$1,525	7.82	$2,355	6.16	$2,126	5.85

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 3, 2018	August 4, 2017
Cash flows from operating activities:
Net earnings	$2,509	$2,021
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	751	768
Deferred income taxes	(75)	(87)
Loss on property and other assets - net	261	13
Loss on extinguishment of debt	—	464
(Gain) loss on cost method and equity method investments	3	(87)
Share-based payment expense	62	55
Changes in operating assets and liabilities:
Merchandise inventory - net	(549)	(850)
Other operating assets	(140)	166
Accounts payable	2,408	2,031
Other operating liabilities	557	580
Net cash provided by operating activities	5,787	5,074

Cash flows from investing activities:
Purchases of investments	(980)	(624)
Proceeds from sale/maturity of investments	1,012	789
Capital expenditures	(543)	(476)
Proceeds from sale of property and other long-term assets	30	10
Acquisition of business - net	—	(505)
Other - net	1	10
Net cash used in investing activities	(480)	(796)

Cash flows from financing activities:
Net change in short-term borrowings	(1,137)	(511)
Net proceeds from issuance of long-term debt	—	2,968
Repayment of long-term debt	(24)	(2,574)
Proceeds from issuance of common stock under share-based payment plans	50	80
Cash dividend payments	(678)	(603)
Repurchase of common stock	(1,846)	(2,503)
Other - net	(2)	(9)
Net cash used in financing activities	(3,637)	(3,152)

Effect of exchange rate changes on cash	(7)	12

Net increase in cash and cash equivalents	1,663	1,138
Cash and cash equivalents, beginning of period	588	558
Cash and cash equivalents, end of period	$2,251	$1,696

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). During the first quarter of fiscal year 2018, the Company conformed the financial reporting calendar of a subsidiary, which did not have a significant effect on the consolidated financial statements. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 3, 2018, and August 4, 2017, and the results of operations and comprehensive income for the three and six months ended August 3, 2018, and August 4, 2017, and cash flows for the six months ended August 3, 2018 and August 4, 2017.

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

Upon adoption of ASU 2014-09, the Company recorded an immaterial adjustment to the opening balance of retained earnings as of February 3, 2018, with related adjustments to other current assets, deferred revenue, accounts payable, other current liabilities, and related tax effects. The adjustment to retained earnings primarily relates to the change in revenue recognition related to gift card breakage. The adoption of the guidance also required a change in the timing of when installation services are recognized, the presentation of sales return reserve on the consolidated balance sheet, and a change in the presentation of the Company’s profit sharing income from its proprietary credit program. We applied ASU 2014-09 only to contracts that were not completed prior to fiscal 2018. Results for reporting periods beginning after February 2, 2018 are presented under ASU 2014-09, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods. See Note 2 for additional details of the Company’s revenues.

The impact of adopting the new revenue recognition guidance on our consolidated statement of earnings is as follows:

	Three Months Ended August 3, 2018
Consolidated Statement of Earnings (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Net sales	$20,888	$20,744	$144
Cost of sales	13,689	13,709	(20)
Gross margin	7,199	7,035	164
Selling, general and administrative	4,691	4,527	164
Operating income	2,163	2,163	—
Pre-tax earnings	2,010	2,010	—
Net earnings	1,520	1,520	—

	Six Months Ended August 3, 2018
Consolidated Statement of Earnings (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Net sales	$38,247	$37,974	$273
Cost of sales	25,036	25,072	(36)
Gross margin	13,211	12,902	309
Selling, general and administrative	8,878	8,570	308
Operating income	3,628	3,627	1
Pre-tax earnings	3,315	3,314	1
Net earnings	2,509	2,508	1

The impacts of adopting the new revenue recognition guidance to assets and liabilities on our consolidated balance sheets are as follows:

	Balance at August 3, 2018
Consolidated Balance Sheet (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Assets
Other current assets	$956	$809	$147

Liabilities
Accounts payable	8,984	8,971	13
Deferred revenue	1,449	1,529	(80)
Other current liabilities	2,583	2,418	165

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, which allows a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application of the standard to the beginning of the year of adoption and to recognize the effects of applying Topic 842 as a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to elect this transition approach and recognize the cumulative impact of adoption in the opening balance of retained earnings to beginning fiscal year 2019. The Company is currently evaluating the impact of adopting Topic 842 on its consolidated financial statements but expects the ASU to have a material impact on its consolidated balance sheet, as a result of the requirement to recognize right-of-use assets and lease liabilities for operating leases.

Note 2: Net Sales - Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Products	$19,735	$18,597	$36,235	$34,817
Services	709	673	1,333	1,258
Other	444	225	679	280
Net sales	$20,888	$19,495	$38,247	$36,355

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise, which is at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Under ASU 2014-09, the merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets as of reporting periods after February 2, 2018. Reporting periods prior to the adoption of ASU 2014-09 reflect merchandise return reserves on a net basis. As of August 3, 2018, anticipated sales returns of $228 million are reflected in other current liabilities, and the associated right of return assets of $147 million are reflected in other current assets. As of August 4, 2017, the merchandise return reserve, net of the associated asset, was $83 million reflected in other current liabilities.
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
Deferred revenue is presented for merchandise that has not yet transferred control to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through pickup or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed was $1.0 billion at August 3, 2018 and August 4, 2017. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Stored-value cards
In addition, the Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $419 million and $448 million at August 3, 2018, and August 4, 2017, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. Upon adoption of ASU 2014-09, the Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the three and six months ended August 3, 2018 and August 4, 2017.

Extended protection plans
The Company also defers revenues for its separately-priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were insignificant for the three and six months ended August 3, 2018 and August 4, 2017. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at August 3, 2018 and August 4, 2017, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.
The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $48 million and $94 million for the three and six months ended August 3, 2018, respectively, and $40 million and $76 million for the three and six months ended August 4, 2017, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Six Months Ended
	August 3, 2018		August 4, 2017		August 3, 2018		August 4, 2017
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%	Total Sales	%
Building & Maintenance ¹	$7,923	38	$7,383	38	$14,720	38	$13,867	38
Home Décor ²	7,239	34	7,062	37	14,248	38	13,814	38
Seasonal ³	5,171	25	4,719	24	8,394	22	8,191	23
Other	555	3	331	1	885	2	483	1
Total	$20,888	100	$19,495	100	$38,247	100	$36,355	100

[1]	Building & Maintenance includes the following product categories: Lumber & Building Materials, Millwork, Rough Plumbing & Electrical, and Tools & Hardware

[2]	Home Décor includes the following product categories: Appliances, Fashion Fixtures, Flooring, Kitchens, and Paint

[3]	Seasonal includes the following product categories: Lawn & Garden and Seasonal & Outdoor Living

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
United States	$19,156	$17,955	$35,328	$33,823
International	1,732	1,540	2,919	2,532
Net Sales	$20,888	$19,495	$38,247	$36,355

Practical Expedients

Sales commissions and selling-related goods or services are considered immaterial and are expensed as incurred because the amortization period of the assets would be one year or less. These costs are reflected within selling, general and administrative expenses.

Note 3: Acquisitions - On June 23, 2017, the Company completed its acquisition of Maintenance Supply Headquarters, a leading distributor of maintenance, repair and operations (MRO) products serving the multifamily housing industry. The acquisition is expected to enable the Company to deepen and broaden its relationship with Pro customers and better serve their needs. The aggregate cash purchase price of this acquisition was $513 million, inclusive of cash acquired and $4 million of deferred components, and is included in the investing section of the consolidated statements of cash flows. Acquisition-related costs were expensed as incurred and were not significant.

The following table summarizes the aggregate purchase price allocation:

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

Note 4: Investment in Australian Joint Venture - During the second quarter of fiscal 2017, the Company completed the sale of our interest in the Australian joint venture with Woolworths Limited and received proceeds of $199 million, which is included in cash flows from investing activities in the accompanying consolidated statements of cash flows. The proceeds from the sale exceeded the carrying value of the investment and resulted in a gain of $96 million. The carrying value prior to the sale reflected the non-cash impairment charges taken in fiscal years 2015 and 2016. The gain is included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

Note 5: Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of August 3, 2018, August 4, 2017, and February 2, 2018. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	August 3, 2018	August 4, 2017	February 2, 2018
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$374	$105	$86
Certificates of deposit	Level 1	17	14	16
Total short-term investments		$391	$119	$102
Long-term investments:
Available-for-sale securities
Corporate debt securities	Level 2	$80	$—	$—
Agency securities	Level 2	7	—	—
Municipal floating rate obligations	Level 2	—	357	407
Certificates of deposit	Level 1	—	3	1
Total long-term investments		$87	$360	$408

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended August 3, 2018, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets. During the three and six months ended August 4, 2017, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The Company reviews the carrying amounts of long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  With input from executive management and retail store operations, the Company’s accounting and finance personnel that organizationally report to the chief financial officer, assess the performance of retail stores quarterly against historical patterns, projections of future profitability and whether it is more likely than not the assets will be disposed of significantly prior to the end of their estimated useful life for evidence of possible impairment.  An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds its fair value.  The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available.  The Company classified these fair value measurements as Level 3.

In the determination of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, including highest and best use, incorporating local market conditions and inputs from retail store operations where necessary, and about key variables including the following unobservable inputs: sales growth rates, gross margin, controllable and uncontrollable expenses, and asset residual values.  In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  In general, the selected market participants represented a group of other retailers with a location footprint similar in size to the Company’s.

As part of a strategic reassessment of Orchard Supply Hardware (Orchard), during the quarter ended August 3, 2018, it was determined there was a greater than 50% likelihood the assets of Orchard would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and, therefore, experienced a triggering event and were evaluated for recoverability. Operating locations evaluated for recoverability included all Orchard stores, as well as a distribution facility that services the Orchard stores and a corporate facility. Based on this evaluation of Orchard, certain long-lived assets, including tangible and intangible assets, were written down to their fair value of $284 million resulting in impairment charges of $206 million.

See Note 12 for additional information regarding the Company’s decision to exit its Orchard operations subsequent to the end of the second quarter of fiscal 2018 on August 17, 2018.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	August 3, 2018		August 4, 2017		February 2, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,966	$15,233	$15,206	$16,212	$14,961	$15,608
Mortgage notes (Level 2)	6	6	7	7	6	7
Long-term debt (excluding capitalized lease obligations)	$14,972	$15,239	$15,213	$16,219	$14,967	$15,615

Note 6: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $374 million at August 3, 2018, $106 million at August 4, 2017, and $86 million at February 2, 2018.

Restricted balances included in long-term investments were $74 million at August 3, 2018, $350 million at August 4, 2017, and $381 million at February 2, 2018.

Note 7: Property - Property is shown net of accumulated depreciation of $17.5 billion at August 3, 2018, $17.0 billion at August 4, 2017, and $17.2 billion at February 2, 2018.

Note 8: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 27, 2017, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. On January 26, 2018, the Company’s Board of Directors authorized an additional $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of August 3, 2018, the Company had $5.1 billion remaining in its share repurchase program.

In May 2018, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $550 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $550 million to the financial institution using cash on hand, and took delivery of 4.8 million shares. The Company finalized the transaction and received an additional 0.8 million shares prior to the end of the second quarter.

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

During the three and six months ended August 3, 2018, the Company repurchased shares of its common stock through the open market totaling 5.8 million and 14.5 million shares, respectively, for a cost of $550 million and $1.3 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and six months ended August 3, 2018 and August 4, 2017 were as follows:

	Three Months Ended
	August 3, 2018		August 4, 2017
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	11.4	$1,100	15.8	$1,250
Shares withheld from employees	0.1	6	—	—
Total share repurchases	11.5	$1,106	15.8	$1,250

[1]
Reductions of $1.0 billion and $1.2 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended August 3, 2018 and August 4, 2017, respectively.

	Six Months Ended
	August 3, 2018		August 4, 2017
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	20.1	$1,850	31.0	$2,500
Shares withheld from employees	0.2	13	0.2	15
Total share repurchases	20.3	$1,863	31.2	$2,515

[2]
Reductions of $1.7 billion and $2.4 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended August 3, 2018 and August 4, 2017, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended August 3, 2018 and August 4, 2017:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Basic earnings per common share:
Net earnings	$1,520	$1,419	$2,509	$2,021
Less: Net earnings allocable to participating securities	(5)	(6)	(9)	(8)
Net earnings allocable to common shares, basic	1,515	$1,413	$2,500	$2,013
Weighted-average common shares outstanding	813	841	819	849
Basic earnings per common share	$1.86	$1.68	$3.05	$2.37
Diluted earnings per common share:
Net earnings	$1,520	$1,419	$2,509	$2,021
Less: Net earnings allocable to participating securities	(5)	(6)	(9)	(8)
Net earnings allocable to common shares, diluted	$1,515	$1,413	$2,500	$2,013
Weighted-average common shares outstanding	813	841	819	849
Dilutive effect of non-participating share-based awards	1	1	1	1
Weighted-average common shares, as adjusted	814	842	820	850
Diluted earnings per common share	$1.86	$1.68	$3.05	$2.37

Stock options to purchase 0.5 million and 0.7 million shares of common stock were anti-dilutive for the three and six months ended August 3, 2018, respectively. Stock options to purchase 1.0 million and 0.9 million shares of common stock were anti-dilutive for the three and six months ended August 4, 2017, respectively.

Note 10: Income Taxes - The Company’s effective income tax rates were 24.4% and 24.3% for the three and six months ended August 3, 2018, respectively, and 36.2% and 36.0% for the three and six months ended August 4, 2017, respectively. The lower effective income tax rate for the three and six months ended August 3, 2018 was primarily due to the enactment of the Tax Cuts and Jobs Act (Tax Act) during fiscal 2017, which lowered the corporate federal income tax rate from 35% to 21%.

Based on the Company’s interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during the fourth quarter of fiscal 2017. However, the final impact may differ due to subsequent legislative action, changes in interpretations and assumptions, as well as the issuance of additional guidance from the Internal Revenue Service and state taxing authorities. We have not made any measurement-period adjustments related to these items during the six months ended August 3, 2018, because we have not finalized the following items: the earnings and profits of the relevant subsidiaries, deemed repatriation of deferred foreign income, and prior year deferred tax activity. The Company will continue to evaluate the Tax Act and gather additional information within the measurement period allowed, which will be completed no later than the fourth quarter of fiscal 2018.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Long-term debt	$146	$147	$291	$292
Capitalized lease obligations	15	14	30	27
Interest income	(9)	(5)	(12)	(8)
Interest capitalized	(1)	(1)	(2)	(2)
Interest on tax uncertainties	—	(1)	—	(1)
Other	2	5	6	11
Interest - net	$153	$159	$313	$319

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 3, 2018	August 4, 2017
Cash paid for interest, net of amount capitalized	$322	$324
Cash paid for income taxes - net	$762	$563
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$14	$34
Cash dividends declared but not paid	$390	$344

Note 12: Subsequent Events - As part of an ongoing strategic reassessment, on August 17, 2018, the Company committed to exit its Orchard Supply Hardware (“Orchard”) operations in order to focus on its core home improvement business. The Company acquired Orchard, a retail hardware and backyard company, in 2013. The company expects to close all 99 Orchard stores, which are located in California, Oregon and Florida, as well as the distribution facility that services the Orchard stores, by the end of fiscal 2018. To facilitate an orderly wind-down, the Company intends to conduct store closing sales and has partnered with Hilco Merchant Services to help manage the process and provide a seamless experience for customers.

During the second quarter, the Company recorded $230 million of non-cash pre-tax charges associated with its Orchard operations, related to long-lived asset impairments and discontinued projects. In the second half of fiscal 2018, the Company expects to recognize additional pre-tax costs related to the planned store closings of $390 to $475 million, including costs associated with lease obligations, accelerated depreciation and amortization, and severance obligations. Pre-tax charges associated with lease obligations, net of estimated sublease income, are estimated to range from $280 to $360 million. Pre-tax charges associated with accelerated depreciation and amortization are expected to be approximately $100 million. Pre-tax charges associated with severance obligations are estimated to range from $10 to $15 million. All estimated amounts are subject to change until finalized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 3, 2018 and August 4, 2017, the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and six-month periods ended August 3, 2018 and August 4, 2017, and of cash flows for the six-month periods ended August 3, 2018 and August 4, 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
September 4, 2018

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended August 3, 2018, and August 4, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2017. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales and net earnings for the second quarter of 2018 increased by 7.1% to $20.9 billion and 7.2% to $1.5 billion, respectively. Diluted earnings per common share increased 10.8% in the second quarter of 2018 to $1.86 from $1.68 in the second quarter of the prior year. Included in the second quarter of 2018 results is $230 million of non-cash pre-tax charges related to long-lived asset impairments and discontinued projects associated with the strategic reassessment of Orchard Supply Hardware (Orchard), which decreased diluted earnings per share by $0.21. Included in the second quarter of 2017 is a $96 million gain associated with the sale of our interest in the Australian joint venture, which increased diluted earnings per share by $0.11. Excluding the impact of these items, adjusted diluted earnings per common share increased 31.8% to $2.07 in the second quarter of 2018 from adjusted diluted earnings per common share of $1.57 in the same period of the prior year (see discussion of non-GAAP financial measures beginning on page 19).

During the first quarter, the Company adopted the revenue recognition accounting standard ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), resulting in the reclassification of certain items within operating income. This accounting standard has been adopted on a modified retrospective basis, therefore, the prior year has not been adjusted. The net effect of this change was an increase to sales of approximately $144 million in the second quarter, driven primarily by the reclassification of profit sharing income associated with the proprietary credit program from SG&A. Continuing to deliver on our commitment to return excess cash to shareholders, during the second quarter of 2018, we paid $338 million in dividends and repurchased $1.1 billion of common stock through our share repurchase program.

During the second quarter of 2018, we capitalized on delayed Spring demand with all 14 U.S. regions generating comparable sales increases. Eight of 11 product categories generated positive comparable sales with particular strength in Lawn & Garden, Lumber & Building Materials, Appliances, Seasonal & Outdoor Living, and Rough Plumbing & Electrical. We leveraged holiday events designed to take advantage of seasonal project demand, with strong messaging, attractive offers, personalized marketing and our continued shift into digital and localized marketing channels.

In addition, during the second quarter, we initiated an ongoing strategic reassessment of the business to refocus our financial and intellectual capital on our core home improvement business. As part of this reassessment, subsequent to the end of the quarter on August 17, 2018, the Company committed to exit our Orchard operations to allow us to focus on our core home improvement business. We expect to close all 99 stores, which are located in California, Oregon, and Florida, as well as one distribution facility, by the end of fiscal 2018. To facilitate an orderly wind-down, the Company intends to conduct store closing sales and has partnered with Hilco Merchant Services to help manage the process and provide a seamless experience for customers. Along with the $230 million non-cash pre-tax charges recognized during the second quarter of 2018, in the second half of fiscal 2018, we expect to recognize additional pre-tax costs related to the planned store closings of $390 to $475 million, including costs associated with lease obligations, accelerated depreciation and amortization, and severance obligations. These amounts are estimates and subject to change upon finalization.

Moving forward in 2018 and beyond, we will work to better connect and align our systems and processes to create an integrated omni-channel environment. In addition, we plan to simplify the business to produce better and more consistent results for our customers and our shareholders. We have taken steps to simplify our organizational structure, inclusive of several important leadership appointments, to create operational excellence and allow for faster decision making. We will also be looking to shift our focus away from less effective projects. We believe these actions will allow us to position our core home improvement business for continued growth. Going forward we plan to deploy both human and capital resources to their highest and best use. We believe this will allow us to deliver better sustained expense discipline and more effective capital allocation that we expect will drive improvements in return on invested capital and help us capitalize on strong demand in a healthy home improvement marketplace.

On June 4, 2018, the Company announced that Marshall A. Croom plans to retire from the Company, effective October 5, 2018. On August 22, 2018, the Company announced the appointment of David M. Denton as Executive Vice President, Chief Financial Officer. Mr. Denton currently serves as Executive Vice President and Chief Financial Officer of CVS Health Corporation (CVS) and will join the Company shortly after the closing of the CVS acquisition of Aetna, which is expected in the second half of 2018.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 3, 2018	August 4, 2017	2018 vs. 2017	2018 vs. 2017
Net sales	100.00%	100.00%	N/A	7.1%
Gross margin	34.46	34.21	25	7.9
Expenses:
Selling, general and administrative	22.45	20.16	229	19.3
Depreciation and amortization	1.65	1.83	(18)	(3.2)
Operating income	10.36	12.22	(186)	(9.2)
Interest - net	0.74	0.81	(7)	(3.6)
Pre-tax earnings	9.62	11.41	(179)	(9.6)
Income tax provision	2.34	4.13	(179)	(39.2)
Net earnings	7.28%	7.28%	—	7.2%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	August 3, 2018	August 4, 2017	2018 vs. 2017	2018 vs. 2017
Net sales	100.00%	100.00%	N/A	5.2%
Gross margin	34.54	34.30	24	5.9
Expenses:
Selling, general and administrative	23.21	21.47	174	13.7
Depreciation and amortization	1.84	1.99	(15)	(2.3)
Operating income	9.49	10.84	(135)	(7.9)
Interest - net	0.82	0.87	(5)	(1.9)
Loss on extinguishment of debt	—	1.28	(128)	(100.0)
Pre-tax earnings	8.67	8.69	(2)	5.0
Income tax provision	2.11	3.13	(102)	(29.1)
Net earnings	6.56%	5.56%	100	24.1%
Note: The Company adopted ASU 2014-09 and all the related amendments using the modified retrospective method, effective February 3, 2018. Prior period results have not been restated, which affects comparability.

	Three Months Ended		Six Months Ended
Other Metrics	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Comparable sales increase [1]	5.2%	4.5%	3.0%	3.3%
Total customer transactions (in millions)	277	273	508	511
Average ticket [2]	$75.53	$71.40	$75.28	$71.12
At end of period:
Number of stores	2,155	2,141
Sales floor square feet (in millions)	215	214
Average store size selling square feet (in thousands) [3]	100	100
Return on invested capital [4]	20.0%	17.0%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted second quarter fiscal 2018 comparable sales by approximately 85 basis points and fiscal 2018 comparable sales by approximately 90 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 26-week periods.

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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share
Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items, as further described below, not contemplated in the Company’s original business outlooks for fiscal 2018 and 2017. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

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

In the second quarter of 2018, the company recognized $230 million of non-cash pre-tax charges, consisting of long-lived asset impairments and discontinued projects, as a result of a strategic reassessment of Orchard (Orchard Supply Hardware charges).

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

	Three Months Ended
	August 3, 2018			August 4, 2017
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$1.86			$1.68
Non-GAAP adjustments - per share impacts
Gain on sale of interest in Australian joint venture	—	—	—	(0.11)	—	(0.11)
Orchard Supply Hardware Charges	0.28	(0.07)	0.21	—	—	—
Adjusted diluted earnings per share			$2.07			$1.57

	Six Months Ended
	August 3, 2018			August 4, 2017
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$3.05			$2.37
Non-GAAP adjustments - per share impacts
Gain on sale of interest in Australian joint venture	—	—	—	(0.11)	—	(0.11)
Loss on extinguishment of debt	—	—	—	0.54	(0.21)	0.33
Orchard Supply Hardware Charges	0.28	(0.07)	0.21	—	—	—
Adjusted diluted earnings per share			$3.26			$2.59

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

	For the Periods Ended
(In millions, except percentage data)	August 3, 2018	August 4, 2017
Calculation of Return on Invested Capital
Numerator
Net earnings	$3,935	$3,062
Plus:
Interest expense - net	627	642
Loss on extinguishment of debt	—	464
Provision for income taxes	1,711	1,982
Net operating profit	6,273	6,150
Less:
Income tax adjustment [1]	1,901	2,416
Net operating profit after tax	$4,372	$3,734
Denominator
Average debt and equity [2]	$21,894	$22,017
Return on invested capital	20.0%	17.0%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 30.3% and 39.3% for the periods ended August 3, 2018 and August 4, 2017, respectively.

[2]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Results of Operations

Net Sales – Net sales in the second quarter of 2018 increased 7.1% to $20.9 billion. Comparable sales increased 5.2% over the same period, driven by a 4.5% increase in comparable average ticket and a 0.6% increase in comparable customer transactions. The adoption of the revenue recognition accounting standard ASU 2014-09 contributed 0.7% to sales growth, primarily due to the reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales. New stores and the addition of Maintenance Supply Headquarters also contributed to sales growth during the second quarter.

During the second quarter of 2018, we experienced comparable sales increases in eight of 11 product categories. Comparable sales were above the company average in Lawn & Garden, Lumber & Building Materials, Appliances, Seasonal & Outdoor Living, and Rough Plumbing & Electrical. We experienced low-digit negative comparable sales in Flooring, Paint, and Fashion Fixtures primarily due to reset challenges. We achieved double digit comparable sales in Lawn & Garden driven by strength in lawn care, live goods, and landscape products. Lumber & Building Materials and Rough Plumbing & Electrical benefited from inflation and demand from the Pro customer. Strong brand and service advantages in Appliances continued to drive strong comparable sales during the quarter. We achieved strong comparable sales in Seasonal & Outdoor Living driven by air conditioning products and strength in battery powered cordless products and pressure washers.

Net sales increased 5.2% to $38.2 billion for the first six months of 2018 compared to 2017. Comparable sales increased 3.0% over the same period, primarily driven by a 4.4% increase in comparable average ticket and a 1.4% decrease in customer transactions. The adoption of the revenue recognition standard ASU 2014-09 represented 0.7% of the sales growth. New stores and the addition of Maintenance Supply Headquarters also contributed to sales growth during the first six months of 2018.

Gross Margin – For the second quarter of 2018, gross margin increased 25 basis points as a percentage of sales. Gross margin was positively impacted by approximately 55 basis points due to the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in a reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales. This was partially offset by approximately 20 basis points due to mix of products sold and 20 basis points due to transportation costs.

Gross margin as a percentage of sales increased 24 basis points in the first six months of 2018 compared to 2017. Gross margin was positively impacted by approximately 55 basis points due to the adoption of the revenue recognition accounting standard ASU 2014-09. This was partially offset by approximately 15 basis points due to transportation costs and 10 basis points due to mix of products sold.

SG&A – For the second quarter of 2018, SG&A expense deleveraged 229 basis points as a percentage of sales compared to the second quarter of 2017. This was primarily driven by 110 basis points of deleverage due to long-lived asset impairments and discontinued projects associated with the Company’s strategic reassessment of Orchard. In addition, we experienced 64 basis points of deleverage due to the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in the reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales, 49 basis points of deleverage due to the prior year sale of our interest in the Australian joint venture, and 16 basis points of deleverage in customer delivery to meet increased demand from continued growth in Appliances. These were partially offset by 21 basis points of leverage in operating salaries and 17 basis points of leverage in employee insurance.

SG&A expense as a percentage of sales deleveraged 174 basis points in the first six months of 2018 compared to 2017. This was driven primarily by 64 basis points of deleverage due to the adoption of the revenue recognition accounting standard ASU 2014-09, 60 basis points of deleverage due to the Company’s strategic reassessment of Orchard, 26 basis points of deleverage due primarily to the prior year sale of our interest in the Australian joint venture, 17 basis points of deleverage in customer delivery to meet increased demand in Appliances, and 10 basis points of deleverage in external labor. These were partially offset by 19 basis points of leverage in employee insurance.

Depreciation and Amortization – Depreciation and amortization leveraged 18 basis points for the second quarter of 2018 compared to the prior year primarily due to the increase in sales and assets becoming fully depreciated. Property, less accumulated depreciation, decreased to $19.2 billion at August 3, 2018, compared to $19.8 billion at August 4, 2017. As of August 3, 2018 and August 4, 2017, we owned 79% and 78% of our stores, respectively, which included stores on leased land.

Depreciation and amortization leveraged 15 basis points for the first six months of 2018 compared to 2017 due to the same factors that impacted depreciation and amortization for the second quarter.

Interest – Net – Interest expense for the second quarter of 2018 decreased primarily as a result of the payoff of scheduled debts at maturity. In addition, interest income increased over the prior year due to higher average interest rates associated with the Company’s cash balances.

Interest expense for the first six months of 2018 decreased primarily as a result of the prior year cash tender offer to purchase and retire $1.6 billion aggregate principal amount of our outstanding notes in the first quarter of 2017 and the payoff of scheduled debts at maturity. In addition, interest income increased over the prior year due to higher average interest rates associated with the Company’s cash balances. These were partially offset by the issuance of unsecured notes in May 2017.

Income Tax Provision – Our effective income tax rates were 24.4% and 36.2% for the three months ended August 3, 2018 and August 4, 2017, respectively. The decrease in the effective income tax rate is primarily due to the enactment of the Tax Act, effective January 1, 2018, which lowered the federal tax rate from 35% to 21%.

Our effective income tax rates were 24.3% and 36.0% for the six months ended August 3, 2018 and August 4, 2017, respectively. The decrease in the effective tax rate is due to the same factor that impacted the effective income tax rate in the second quarter.

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

Cash Flows Provided by Operating Activities

	Six Months Ended
(In millions)	August 3, 2018	August 4, 2017
Net cash provided by operating activities	$5,787	$5,074

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the six months ended August 3, 2018, versus the six months ended August 4, 2017, was driven primarily by an increase in net earnings adjusted for non-cash expenses and changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

	Six Months Ended
(In millions)	August 3, 2018	August 4, 2017
Net cash used in investing activities	$(480)	$(796)

Net cash used in investing activities primarily consist of transactions related to capital expenditures and business acquisitions.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. The following table provides our capital expenditures for the six months ended August 3, 2018, and August 4, 2017:

	Six Months Ended
(In millions)	August 3, 2018	August 4, 2017
Existing store investments [1]	$298	$178
Strategic initiatives [2]	199	151
New stores	46	147
Total capital expenditures	$543	$476

[1]	Includes store equipment for existing stores, facility repairs, enhancements to existing information technology assets, and remerchandising.

[2]	Represents investments to support our omnichannel strategy as well as information technology investments to enhance customer experience.

We have lowered our 2018 capital expenditures forecast by $500 million, to approximately $1.2 billion, as a result of the elimination of certain planned capital projects that were not focused on improving our core business, delivering productivity for our associates, or meeting our internal hurdle rate.

Business Acquisitions

We continue to seek compelling strategic investment opportunities to further expand our home improvement reach. During the second quarter of 2017, we paid $505 million, inclusive of cash acquired and $4 million of deferred components, to acquire Maintenance Supply Headquarters, which is expected to enable us to deepen and broaden our relationship with the Pro customer and better serve their needs. See Note 3 to the consolidated financial statements included herein for additional information regarding our business acquisitions.

Cash Flows Used in Financing Activities

	Six Months Ended
(In millions)	August 3, 2018	August 4, 2017
Net cash used in financing activities	$(3,637)	$(3,152)

Net cash used in financing activities primarily consist of transactions related to our short-term borrowings, long-term debt, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

We have an unsecured revolving credit agreement with a syndicate of banks (the 2016 Credit Facility) which provides for borrowings up to $1.75 billion and supports our commercial paper program. The amount available to be drawn under the 2016 Credit Facility is reduced by the amount of borrowings under our commercial paper program. All of our short-term borrowings during the six months ended August 3, 2018, and August 4, 2017, were under the commercial paper program. The following table includes additional information related to our short-term borrowings for the six months ended August 3, 2018, and August 4, 2017:

	Six Months Ended
(In millions, except for interest rate data)	August 3, 2018	August 4, 2017
Net change in short-term borrowings	$(1,137)	$(511)
Amount outstanding at quarter-end	$—	$—
Maximum amount outstanding at any month-end	$892	$878
Weighted-average interest rate of short-term borrowings outstanding	—%	—%

The 2016 Credit Facility expires in November 2021 and contains customary representations, warranties, and covenants. We were in compliance with those covenants at August 3, 2018. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2016 Credit Facility, the Company may increase the aggregate availability by an additional $500 million.

Long-term Debt

The following table includes additional information related to the Company’s long-term debt for the six months ended August 3, 2018, and August 4, 2017:

	Six Months Ended
(In millions)	August 3, 2018	August 4, 2017
Net proceeds from issuance of long-term debt	$—	$2,968
Repayment of long-term debt	$(24)	$(2,574)

During the six months ended August 4, 2017, we paid approximately $2.0 billion to purchase $1.6 billion of our higher coupon notes prior to maturity in connection with a cash tender offer. We issued $3.0 billion of unsecured notes to fund the tender offer, finance current year maturities, and for other general corporate purposes, which included share repurchases, capital expenditures, strategic investments, and working capital needs.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the six months ended August 3, 2018, and August 4, 2017:

	Six Months Ended
(In millions, except per share data)	August 3, 2018	August 4, 2017
Total amount paid for share repurchases	$1,846	$2,503
Total number of shares repurchased	20.1	31.1
Average price paid per share	$91.80	$80.55

As of August 3, 2018, we had $5.1 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling $3.0 billion in 2018 (including the amount repurchased during the first six months of fiscal year 2018). See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for the six months ended August 3, 2018, and August 4, 2017:

	Six Months Ended
(In millions, except per share data)	August 3, 2018	August 4, 2017
Total cash dividend payments	$678	$603
Dividends paid per share	$0.82	$0.70

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of September 4, 2018, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Although we currently do not expect a downgrade in our debt ratings, our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 3, 2018, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2017. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe,” “expect,” “anticipate,” “plan,” “desire,” “project,” “estimate,” “intend,” “will,” “should,” “could,” “would,” “may,” “strategy,” “potential,” “opportunity,” and similar expressions are forward-looking statements. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Forward-looking statements include, but are not limited to, statements about future financial and operating results, Lowe’s plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, Lowe’s strategic initiatives, including those relating to acquisitions and dispositions by Lowe’s and the expected impact of such transactions on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, disruptions caused by our management changes, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency, and otherwise successfully execute on our strategy and implement our strategic initiatives including acquisitions and dispositions; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches, ransomware and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax or environmental issues; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience impairment losses and other charges if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities. With respect to acquisitions and dispositions, potential risks include the effect of such transactions on Lowe’s and the target company’s or operating business’s strategic relationships, operating results and businesses generally; our ability to integrate or divest personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing the scope, geographic diversity, and complexity of our operations; significant integration or disposition costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the SEC) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 3, 2018, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended August 3, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A - Risk Factors” in the Annual Report, except with respect to the risk factor regarding the retirement of our Chief Executive Officer and the appointment of a new Chief Executive Officer and other members of our leadership team, which has been amended and restated as follows:

If we do not successfully manage the transitions associated with the retirement of our Chief Financial Officer and the appointment of a new Chairman and a new Chief Executive Officer and Chief Financial Officer and other members of our leadership team as part of a new leadership structure, it could have an adverse impact on our business operations as well as be viewed negatively by our customers and shareholders.

On May 20, 2018, the Board of Directors of the Company appointed Marvin R. Ellison as President and Chief Executive Officer and Richard R. Dreiling as Chairman of the Board of Directors, in each case, effective as of July 2, 2018. On July 2, 2018, Mr. Ellison assumed the office of President and Chief Executive Officer and joined the Board of Directors, and Mr. Dreiling became Chairman of the Board of Directors. Mr. Ellison and Mr. Dreiling succeeded Robert A. Niblock, who retired as Chairman, President and Chief Executive Officer of the Company and member of the Board of Directors effective July 2, 2018. On June 4, 2018, we announced that Marshall A. Croom plans to retire from the Company, effective October 5, 2018, and on August 22, 2018, we named David M. Denton as Executive Vice President, Chief Financial Officer which is expected to be effective in the second half of 2018. In addition, on July 9, 2018, we announced the implementation of a new leadership structure and named William P. Boltz as Executive Vice President, Merchandising effective August 15, 2018. On July 20, 2018, we named Joseph M. MacFarland III as Executive Vice President, Stores effective August 15, 2018. On August 7, 2018, we named Donald E. Frieson as Executive Vice President, Supply Chain effective August 8, 2018. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult to hire and retain key employees.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of fiscal 2018:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
May 5, 2018 - June 1, 2018 [3]	6,704,694	$95.16	6,704,452	$5,477,574,292
June 2, 2018 - July 6, 2018	2,195,894	97.80	2,140,146	5,268,108,130
July 7, 2018 - August 3, 2018 [3]	2,563,172	98.66	2,562,803	5,093,107,259
As of August 3, 2018	11,463,760	$96.45	11,407,401	$5,093,107,259

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

[3]
In May 2018, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $550 million of the Company’s common stock. Pursuant to the agreement, the Company paid $550 million to the financial institution and received an initial delivery of 4.8 million shares. In August 2018, prior to the end of the second quarter, the Company finalized the transaction and received an additional 0.8 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated August 17, 2018.	8-K	001-07898	3.1	August 22, 2018

10.1	Offer Letter between Lowe’s Companies, Inc. and Marvin R. Ellison entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

10.2	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*‡

10.3	Offer Letter between Lowe’s Companies, Inc. and David M. Denton entered into on August 20, 2018.*‡

10.4	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement.*‡

10.5	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*‡

10.6	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.*‡

10.7	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*‡

10.8	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier II Senior Officers.*‡

10.9	Lowe’s Companies, Inc. Severance Plan for Senior Officers effective August 16, 2018.*‡

10.10	Retirement Agreement between Lowe’s Companies, Inc. and Robert A. Niblock entered into on June 18, 2018.*‡

10.11	Retention Agreement between Lowe’s Companies, Inc. and Michael P. McDermott entered into on July 9, 2018.*‡

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges.‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

September 4, 2018	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer