Form 10-Q
period 2018-11-02
LOWES COMPANIES INC
filed 2018-12-06
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/30/2018
Common Stock, $0.50 par value	802,957,007

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		November 2, 2018	November 3, 2017	February 2, 2018
Assets
Current assets:
Cash and cash equivalents		$1,668	$743	$588
Short-term investments		208	85	102
Merchandise inventory - net		12,365	12,393	11,393
Other current assets		897	788	689
Total current assets		15,138	14,009	12,772
Property, less accumulated depreciation		18,923	19,818	19,721
Long-term investments		290	370	408
Deferred income taxes - net		285	347	168
Goodwill		1,272	1,327	1,307
Other assets		805	912	915
Total assets		$36,713	$36,783	$35,291

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	$171	$1,137
Current maturities of long-term debt		1,117	297	294
Accounts payable		9,283	8,903	6,590
Accrued compensation and employee benefits		806	808	747
Deferred revenue		1,356	1,404	1,378
Other current liabilities		2,507	2,155	1,950
Total current liabilities		15,069	13,738	12,096
Long-term debt, excluding current maturities		14,460	15,570	15,564
Deferred revenue - extended protection plans		827	794	803
Other liabilities		963	939	955
Total liabilities		31,319	31,041	29,418

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
November 2, 2018	806
November 3, 2017	831
February 2, 2018	830	403	415	415
Capital in excess of par value		—	—	22
Retained earnings		5,156	5,289	5,425
Accumulated other comprehensive income/(loss)		(165)	38	11
Total shareholders' equity		5,394	5,742	5,873
Total liabilities and shareholders' equity		$36,713	$36,783	$35,291

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	November 2, 2018		November 3, 2017		November 2, 2018		November 3, 2017
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$17,415	100.00	$16,770	100.00	$55,662	100.00	$53,125	100.00
Cost of sales	11,755	67.50	11,057	65.93	36,791	66.10	34,942	65.77
Gross margin	5,660	32.50	5,713	34.07	18,871	33.90	18,183	34.23
Expenses:
Selling, general and administrative	4,270	24.51	3,808	22.71	13,147	23.62	11,615	21.87
Depreciation and amortization	433	2.49	358	2.13	1,138	2.04	1,080	2.03
Operating income	957	5.50	1,547	9.23	4,586	8.24	5,488	10.33
Interest - net	153	0.88	160	0.96	467	0.84	479	0.91
Loss on extinguishment of debt	—	—	—	—	—	—	464	0.87
Pre-tax earnings	804	4.62	1,387	8.27	4,119	7.40	4,545	8.55
Income tax provision	175	1.01	515	3.07	981	1.76	1,652	3.10
Net earnings	$629	3.61	$872	5.20	$3,138	5.64	$2,893	5.45

Weighted average common shares outstanding - basic	806		831		815		843
Basic earnings per common share	$0.78		$1.05		$3.84		$3.42
Weighted average common shares outstanding - diluted	807		832		816		844
Diluted earnings per common share	$0.78		$1.05		$3.83		$3.42
Cash dividends per share	$0.48		$0.41		$1.37		$1.17

Retained Earnings
Balance at beginning of period	$5,517		$5,253		$5,425		$6,241
Cumulative effect of accounting change	—		—		33		—
Net earnings	629		872		3,138		2,893
Cash dividends declared	(387)		(341)		(1,115)		(984)
Share repurchases	(603)		(495)		(2,325)		(2,861)
Balance at end of period	$5,156		$5,289		$5,156		$5,289

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	November 2, 2018		November 3, 2017		November 2, 2018		November 3, 2017
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$629	3.61	$872	5.20	$3,138	5.64	$2,893	5.45
Foreign currency translation adjustments - net of tax	(21)	(0.13)	173	1.03	(176)	(0.32)	278	0.52
Net unrealized investment loss - net of tax	(1)	—	—	—	(1)	—	—	—
Other comprehensive income/(loss)	(22)	(0.13)	173	1.03	(177)	(0.32)	278	0.52
Comprehensive income	$607	3.48	$1,045	6.23	$2,961	5.32	$3,171	5.97

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	November 2, 2018	November 3, 2017
Cash flows from operating activities:
Net earnings	$3,138	$2,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,206	1,148
Deferred income taxes	(139)	(118)
Loss on property and other assets - net	400	21
Loss on extinguishment of debt	—	464
(Gain) loss on cost method and equity method investments	6	(86)
Share-based payment expense	79	78
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,030)	(1,783)
Other operating assets	(94)	186
Accounts payable	2,708	2,251
Other operating liabilities	524	318
Net cash provided by operating activities	6,798	5,372

Cash flows from investing activities:
Purchases of investments	(1,298)	(680)
Proceeds from sale/maturity of investments	1,309	870
Capital expenditures	(846)	(787)
Proceeds from sale of property and other long-term assets	50	21
Acquisition of business - net	—	(509)
Other - net	(3)	13
Net cash used in investing activities	(788)	(1,072)

Cash flows from financing activities:
Net change in short-term borrowings	(1,137)	(340)
Net proceeds from issuance of long-term debt	—	2,968
Repayment of long-term debt	(288)	(2,836)
Proceeds from issuance of common stock under share-based payment plans	73	87
Cash dividend payments	(1,068)	(947)
Repurchase of common stock	(2,498)	(3,054)
Other - net	(3)	(8)
Net cash used in financing activities	(4,921)	(4,130)

Effect of exchange rate changes on cash	(9)	15

Net increase in cash and cash equivalents	1,080	185
Cash and cash equivalents, beginning of period	588	558
Cash and cash equivalents, end of period	$1,668	$743

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). During the first quarter of fiscal year 2018, the Company conformed the financial reporting calendar of a subsidiary, which did not have a significant effect on the consolidated financial statements. The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of November 2, 2018, and November 3, 2017, and the results of operations and comprehensive income for the three and nine months ended November 2, 2018, and November 3, 2017, and cash flows for the nine months ended November 2, 2018 and November 3, 2017.

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

The impact of adopting the new revenue recognition guidance on our consolidated statement of earnings is as follows:

	Three Months Ended November 2, 2018
Consolidated Statement of Earnings (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Net sales	$17,415	$17,176	$239
Cost of sales	11,755	11,777	(22)
Gross margin	5,660	5,399	261
Selling, general and administrative	4,270	4,009	261
Operating income	957	957	—
Pre-tax earnings	804	804	—
Net earnings	629	629	—

	Nine Months Ended November 2, 2018
Consolidated Statement of Earnings (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Net sales	$55,662	$55,150	$512
Cost of sales	36,791	36,849	(58)
Gross margin	18,871	18,301	570
Selling, general and administrative	13,147	12,578	569
Operating income	4,586	4,585	1
Pre-tax earnings	4,119	4,118	1
Net earnings	3,138	3,137	1

The impacts of adopting the new revenue recognition guidance to assets and liabilities on our consolidated balance sheet are as follows:

	Balance at November 2, 2018
Consolidated Balance Sheet (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Assets
Other current assets	$897	$746	$151

Liabilities
Accounts payable	9,283	9,272	11
Deferred revenue	1,356	1,433	(77)
Other current liabilities	2,507	2,339	168

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. In July 2018, the FASB issued ASU 2018-11, which allows a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application of the standard to the beginning of the year of adoption and to recognize the effects of applying Topic 842 as a cumulative-effect adjustment to the opening balance of retained earnings. Certain qualitative and quantitative disclosures are also required. The Company will adopt this ASU and related amendments on February 2, 2019. The Company also expects to elect the optional transition approach and recognize the cumulative impact of adoption in the opening balance of retained earnings to beginning fiscal year 2019. Management is implementing a new lease software to assist in complying with the ASU. The Company is currently evaluating the impact of adopting Topic 842 on its consolidated financial statements but expects the ASU to have a material impact on its consolidated balance sheet, as a result of the requirement to recognize right-of-use assets and lease liabilities for operating leases. The Company does not expect a material impact to the Company’s Consolidated Statements of Current and Retained Earnings or Consolidated Statements of Cash Flows.

Note 2: Net Sales - Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Products	$16,293	$15,903	$52,527	$50,720
Services	665	657	1,999	1,915
Other	457	210	1,136	490
Net sales	$17,415	$16,770	$55,662	$53,125

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise, which is at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Under ASU 2014-09, the merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets as of reporting periods after February 2, 2018. Reporting periods prior to the adoption of ASU 2014-09 reflect merchandise return reserves on a net basis. As of November 2, 2018, anticipated sales returns of $229 million are reflected in other current liabilities, and the associated right of return assets of $151 million are reflected in other current assets. As of November 3, 2017, the merchandise return reserve, net of the associated asset, was $85 million reflected in other current liabilities.
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
Deferred revenue is presented for merchandise that has not yet transferred control to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through pickup or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $945 million at November 2, 2018 and $952 million at November 3, 2017. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Stored-value cards
In addition, the Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $411 million and $452 million at November 2, 2018, and November 3, 2017, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. Upon adoption of ASU 2014-09, the Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the three and nine months ended November 2, 2018 and November 3, 2017.

Extended protection plans
The Company also defers revenues for its separately-priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were $97 million and $293 million for the three and nine months ended November 2, 2018, respectively, and $92 million and $273 million for the three and nine months ended November 3, 2017, respectively. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at November 2, 2018 and November 3, 2017, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.
The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $47 million and $141 million for the three and nine months ended November 2, 2018, respectively, and $43 million and $119 million for the three and nine months ended November 3, 2017, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Nine Months Ended
	November 2, 2018		November 3, 2017		November 2, 2018		November 3, 2017
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%	Total Sales	%
Building & Maintenance ¹	$7,322	42	$7,202	43	$22,042	40	$21,069	40
Home Décor ²	6,959	40	6,874	41	21,207	37	20,688	39
Seasonal ³	2,570	15	2,382	15	10,964	20	10,573	20
Other	564	3	312	1	1,449	3	795	1
Total	$17,415	100	$16,770	100	$55,662	100	$53,125	100

[1]	Building & Maintenance includes the following product categories: Lumber & Building Materials, Millwork, Rough Plumbing & Electrical, and Tools & Hardware

[2]	Home Décor includes the following product categories: Appliances, Fashion Fixtures, Flooring, Kitchens, and Paint

[3]	Seasonal includes the following product categories: Lawn & Garden and Seasonal & Outdoor Living

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
United States	$15,991	$15,279	$51,319	$49,102
International	1,424	1,491	4,343	4,023
Net Sales	$17,415	$16,770	$55,662	$53,125

Practical Expedients

Sales commissions and selling-related goods or services are considered immaterial and are expensed as incurred because the amortization period of the assets would be one year or less. These costs are reflected within selling, general and administrative expenses.

Note 3: Acquisitions - On June 23, 2017, the Company completed its acquisition of Maintenance Supply Headquarters, a leading distributor of maintenance, repair and operations (MRO) products serving the multifamily housing industry. The acquisition is expected to enable the Company to deepen and broaden its relationship with Pro customers and better serve their needs. The aggregate cash purchase price of this acquisition was $513 million and is included in the investing section of the consolidated statements of cash flows, net of cash acquired. Acquisition-related costs were expensed as incurred and were not significant.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of November 2, 2018, November 3, 2017, and February 2, 2018. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	November 2, 2018	November 3, 2017	February 2, 2018
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$181	$70	$86
Certificates of deposit	Level 1	17	15	16
Agency securities	Level 2	10	—	—
Total short-term investments		$208	$85	$102
Long-term investments:
Available-for-sale securities
Corporate debt securities	Level 2	$224	$—	$—
Agency securities	Level 2	66	—	—
Municipal floating rate obligations	Level 2	—	368	407
Certificates of deposit	Level 1	—	2	1
Total long-term investments		$290	$370	$408

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended November 2, 2018, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets. During the three and nine months ended November 3, 2017, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The Company reviews the carrying amounts of long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  With input from executive management and retail store operations, the Company’s accounting and finance personnel that organizationally report to the chief financial officer assess the performance of retail stores quarterly against historical patterns, projections of future profitability and whether it is more likely than not the assets will be disposed of significantly prior to the end of their estimated useful life for evidence of possible impairment.  An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds its fair value.  The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available.  The Company classified these fair value measurements as Level 3.

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

As part of a strategic reassessment of Orchard Supply Hardware (Orchard), during the three months ended August 3, 2018, it was determined to be more likely than not the assets of Orchard would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, these assets experienced a triggering event and were evaluated for recoverability. Operating locations evaluated for recoverability included all Orchard stores, as well as a distribution facility that services the Orchard stores and a corporate facility. Based on this evaluation of Orchard, certain long-lived assets, including tangible and intangible assets, were written down to their fair value of $284 million resulting in impairment charges of $206 million. These non-cash impairment charges are included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

During the three months ended November 2, 2018, the company committed to closing 20 U.S. home improvement stores and 31 locations in Canada, including 27 stores, as well as exiting certain immaterial non-core activities within its U.S. home improvement business. As a result of these decisions, the related assets experienced a triggering event and were evaluated for recoverability. Based on this evaluation, certain long-lived assets were written down to their fair value of $81 million resulting in impairment charges of $99 million, with $90 million associated with the location closures and $9 million associated with the exit of non-core activities. These non-cash impairment charges are included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

In addition, as part of the Company’s strategic reassessment process, during the three months ended November 2, 2018, it was determined to be more likely than not the assets of the Mexico retail operations would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, these assets experienced a triggering event and were evaluated for recoverability. Operating locations evaluated for recoverability included all 13 stores in Mexico, as well as a corporate facility. Based on this evaluation of the Mexico retail operations, certain long-lived assets were written down to their fair value of $107 million resulting in impairment charges of $22 million. These non-cash impairment charges are included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

See Note 8 for additional information regarding the Company’s decisions to exit its Orchard operations and certain U.S. and Canada locations during the third quarter as part of the Company’s ongoing strategic reassessment of the business.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at November 2, 2018.

	Fair Value Measurements	Impairment Losses
(In millions)	November 2, 2018	Three Months Ended November 2, 2018	Nine Months Ended November 2, 2018
Assets-held-for-use:
Operating locations	$473	$(112)	$(329)
Total	$473	$(112)	$(329)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	November 2, 2018		November 3, 2017		February 2, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,718	$14,430	$14,958	$15,974	$14,961	$15,608
Mortgage notes (Level 2)	6	6	7	7	6	7
Long-term debt (excluding capitalized lease obligations)	$14,724	$14,436	$14,965	$15,981	$14,967	$15,615

Note 6: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $191 million at November 2, 2018, $70 million at November 3, 2017, and $86 million at February 2, 2018.

Restricted balances included in long-term investments were $255 million at November 2, 2018, $332 million at November 3, 2017, and $381 million at February 2, 2018.

Note 7: Property - Property is shown net of accumulated depreciation of $17.7 billion at November 2, 2018, $17.1 billion at November 3, 2017, and $17.2 billion at February 2, 2018.

Note 8: Exit Activities - During the second quarter of fiscal year 2018, the Company initiated a strategic reassessment of its business to drive increased focus on its core home improvement operations. As a result of this reassessment, the Company has decided to exit certain activities and close certain locations as further described below.

Orchard Supply Hardware (Orchard)

On August 17, 2018, the Company approved plans to exit its Orchard operations by closing all 99 Orchard stores, which are located in California, Oregon and Florida, as well as the distribution facility that services the Orchard stores, and the Orchard corporate office. To facilitate an orderly wind-down, the Company has partnered with Hilco Merchant Services to help manage the store closing sales process and provide a seamless experience for customers. All stores are expected to be closed before the end of the Company’s 2018 fiscal year (February 1, 2019).

During the second quarter ended August 3, 2018, the Company recorded $230 million of pre-tax charges associated with its Orchard operations. This included $206 million of impairment of certain long-lived assets, including tangible and intangible assets, due to the determination it was more likely than not the assets of Orchard would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives (see Note 5 to the consolidated financial statements) and $24 million related primarily to three store projects that were discontinued during the quarter. During the third quarter ended November 2, 2018, the Company recorded $123 million of pre-tax charges related to the exit of its Orchard operations, including accelerated depreciation and amortization of $103 million, severance costs of $11 million, and costs associated with lease obligations of $9 million. The Company expects additional pre-tax charges associated with the exit of Orchard during the fourth quarter of fiscal 2018, of $270 to $350 million, primarily associated with lease obligation costs.

Other Store Closings and Exit of Certain Non-Core Activities

On October 31, 2018, the Company committed to closing 20 U.S. home improvement stores and 31 locations in Canada, including 27 stores.  The store closings are estimated to be completed by the end of fiscal 2018. In addition, the Company concurrently decided to no longer pursue a new store project that was in process. As a result of these decisions, during the third quarter ended November 2, 2018, the Company recorded $121 million of pre-tax charges, including $90 million of impairment of certain long-lived assets (see Note 5 to the consolidated financial statements), severance costs of $21 million, and discontinued project costs of $10 million. The Company expects additional pre-tax charges associated with these closings during the fourth quarter of fiscal 2018, of $190 to $230 million, primarily associated with lease obligation costs and accelerated depreciation.

In addition, during the third quarter ended November 2, 2018, the Company decided to pursue an exit of certain immaterial non-core activities within its U.S. home improvement business. As a result of these decisions, during the third quarter ended November 2, 2018, the Company recorded $14 million of pre-tax charges, including long-lived asset impairments of $9 million (see Note 5 to the consolidated financial statements), and the write-down of inventory to net realizable value of $5 million.

Mexico Retail Operations

On November 9, 2018, subsequent to the end of the Company’s third quarter of fiscal 2018, management and the board of directors decided to pursue an exit of the Company’s Mexico retail operations consisting of 13 stores, and the Company is exploring exit alternatives. During the third quarter ended November 2, 2018, the Company recorded $22 million of pre-tax charges associated with long-lived asset impairment due to the determination it was more likely than not the assets of the Mexico retail operations would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives (see Note 5 to the consolidated financial statements). The amounts, nature and timing of any additional charges associated with the intended exit of the Mexico retail operations will depend on the plan executed and cannot be reasonably estimated.

A summary of the significant components of charges associated with the exit activities discussed above, are as follows:

	Costs Incurred
	Three Months Ended	Nine Months Ended
(In millions)	November 2, 2018	November 2, 2018
Long-lived asset impairments	$121	$327
Accelerated depreciation and amortization	103	103
Severance costs	32	32
Discontinued project write-offs	10	34
Lease obligation costs for closed locations	9	9
Inventory adjustments to net realizable value	5	5
Total	$280	$510

All estimated amounts are subject to change until finalized. Expenses associated with long-lived asset impairment, discontinued projects, severance, and lease obligations, are included in selling, general and administrative expense in the consolidated statement of current and retained earnings. Inventory adjustments to net realizable value are included in cost of sales in the consolidated statement of current and retained earnings.

Note 9: Short-Term Borrowings - In September 2018, the Company entered into a $1.75 billion five year unsecured revolving second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) with a syndicate of banks. The Second Amended and Restated Credit Agreement amends and restates the Company’s amended and restated credit agreement, dated November 23, 2016 (the Amended and Restated Credit Agreement), to among other things (i) extend the maturity date of the revolving credit facility to September 2023 and (ii) modify the revolving commitments of the existing lenders. The Company may request borrowings under the Second Amended and Restated Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. Borrowings under the Second Amended and Restated Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate, plus an applicable margin.
Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $500 million.  The Second Amended and Restated Credit Agreement contains customary representations, warranties, and covenants for a transaction of this type. The Company was in compliance with those covenants at November 2, 2018.
In September 2018, the Company entered into a $250 million unsecured 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks. The Company may request borrowings under the 364-Day Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. The Company must repay the aggregate principal amount of loans outstanding under the 364-Day Credit Agreement on the termination date in effect at such time (currently September 9, 2019). The Company may elect to convert all of the loans outstanding under the 364-Day Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date. Borrowings under the 364-Day Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate plus an applicable margin. The 364-Day Credit Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those covenants at November 2, 2018.
The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement both support our commercial paper program.  The amount available to be drawn under the Second Amended and Restated Credit Agreement and the 364-Day

Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement, the 364-Day Credit Agreement, or our commercial paper program as of November 2, 2018. As of November 3, 2017, there were $171 million of outstanding borrowings under the commercial paper program with a weighted average interest rate of 1.37% and no outstanding borrowings or letters of credit under the Amended and Restated Credit Agreement.
Note 10: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 26, 2018, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. As of November 2, 2018, the Company had $4.5 billion remaining in its share repurchase program.

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

In August 2018, the Company entered into an ASR agreement with a third-party financial institution to repurchase $310 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $310 million to the financial institution using cash on hand, and took delivery of 2.5 million shares. The Company finalized the transaction and received an additional 0.3 million shares prior to the end of the third quarter.

Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the applicable financial institution or be required to deliver additional shares or cash to such financial institution. The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

The final number of shares received upon settlement of each of the ASR agreements was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the applicable ASR agreement. The initial repurchase of shares under the agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

The ASR agreements were accounted for as a treasury stock transaction and forward stock purchase contract. The par value of the shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and retained earnings. The forward stock purchase contract was considered indexed to the Company’s own stock and was classified as an equity instrument.

During the three and nine months ended November 2, 2018, the Company repurchased shares of its common stock through the open market totaling 2.9 million and 17.5 million shares, respectively, for a cost of $310 million and $1.6 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and nine months ended November 2, 2018 and November 3, 2017 were as follows:

	Three Months Ended
	November 2, 2018		November 3, 2017
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	5.7	$620	6.4	$500
Shares withheld from employees	0.2	25	0.4	27
Total share repurchases	5.9	$645	6.8	$527

[1]
Reductions of $603 million and $495 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended November 2, 2018 and November 3, 2017, respectively.

	Nine Months Ended
	November 2, 2018		November 3, 2017
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	25.9	$2,470	37.5	$3,000
Shares withheld from employees	0.3	38	0.5	41
Total share repurchases	26.2	$2,508	38.0	$3,041

[2]
Reductions of $2.3 billion and $2.9 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended November 2, 2018 and November 3, 2017, respectively.

Note 11: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and, therefore, are considered to participate in undistributed earnings with common shareholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended November 2, 2018 and November 3, 2017:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Basic earnings per common share:
Net earnings	$629	$872	$3,138	$2,893
Less: Net earnings allocable to participating securities	(1)	(2)	(10)	(10)
Net earnings allocable to common shares, basic	628	$870	$3,128	$2,883
Weighted-average common shares outstanding	806	831	815	843
Basic earnings per common share	$0.78	$1.05	$3.84	$3.42
Diluted earnings per common share:
Net earnings	$629	$872	$3,138	$2,893
Less: Net earnings allocable to participating securities	(1)	(2)	(10)	(10)
Net earnings allocable to common shares, diluted	$628	$870	$3,128	$2,883
Weighted-average common shares outstanding	806	831	815	843
Dilutive effect of non-participating share-based awards	1	1	1	1
Weighted-average common shares, as adjusted	807	832	816	844
Diluted earnings per common share	$0.78	$1.05	$3.83	$3.42

Stock options to purchase 0.2 million and 0.4 million shares of common stock were anti-dilutive for the three and nine months ended November 2, 2018, respectively. Stock options to purchase 1.0 million shares of common stock were anti-dilutive for the three and nine months ended November 3, 2017, respectively.

Note 12: Income Taxes - The Company’s effective income tax rates were 21.8% and 23.8% for the three and nine months ended November 2, 2018, respectively, and 37.1% and 36.3% for the three and nine months ended November 3, 2017, respectively. The lower effective income tax rate for the three and nine months ended November 2, 2018 was primarily due to the enactment of the Tax Cuts and Jobs Act (Tax Act) during fiscal 2017, which lowered the corporate federal income tax rate from 35% to 21%.

Based on the Company’s interpretation of the Tax Act, the Company made reasonable estimates to record provisional adjustments during the fourth quarter of fiscal 2017. However, the final impact may differ due to subsequent legislative action, changes in interpretations and assumptions, as well as the issuance of additional guidance from the Internal Revenue Service and state taxing authorities. We have not made any measurement-period adjustments related to these items during the nine months ended November 2, 2018, because we have not finalized the following items: the earnings and profits of the relevant subsidiaries, deemed repatriation of deferred foreign income, and prior year deferred tax activity. The Company will continue to evaluate the Tax Act and gather additional information within the measurement period allowed, which will be completed no later than the fourth quarter of fiscal 2018.

Note 13: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Long-term debt	$145	$146	$437	$438
Capitalized lease obligations	15	14	44	41
Interest income	(9)	(2)	(21)	(10)
Interest capitalized	—	(2)	(2)	(4)
Interest on tax uncertainties	—	—	—	(1)
Other	2	4	9	15
Interest - net	$153	$160	$467	$479

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	November 2, 2018	November 3, 2017
Cash paid for interest, net of amount capitalized	$555	$610
Cash paid for income taxes - net	$1,069	$1,322
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$42	$91
Cash dividends declared but not paid	$387	$341

Note 14: Subsequent Events - As part of a strategic reassessment, on November 9, 2018, subsequent to the end of the Company’s third quarter of fiscal 2018, management and the board of directors decided to pursue an exit of the Company’s Mexico retail operations consisting of 13 stores, and the Company is exploring exit alternatives. The amounts, nature and timing of any future charges associated with the intended exit of the Mexico retail operations will depend on the plan executed and cannot be reasonably estimated. As of November 2, 2018, the total net book value of the Company’s Mexico retail operation is $294 million, including a cumulative translation adjustment of $100 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 2, 2018 and November 3, 2017, the related consolidated statements of current and retained earnings and comprehensive income for the fiscal three-month and nine-month periods ended November 2, 2018 and November 3, 2017, and of cash flows for the nine-month periods ended November 2, 2018 and November 3, 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 2, 2018, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 2, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
December 5, 2018

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended November 2, 2018, and November 3, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2017. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Our top priority during the quarter was taking necessary steps to build a sustainable foundation to position the Company for long-term success through a continued strategic reassessment of our business. As part of this, early in the third quarter of 2018, the Company committed to exit its Orchard Supply Hardware (Orchard) operations and plans to have all stores closed before the end of the Company’s 2018 fiscal year (February 1, 2019). In addition, during the third quarter, we committed to close 20 underperforming stores across the U.S. and 31 locations in Canada, including 27 stores and 4 other Canadian locations. We expect these store closings to be completed by the end of the 2018 fiscal year as well. We also made the decision during the quarter to pursue an exit of certain non-core activities within our U.S home improvement business, specifically Alacrity Renovation Services and Iris Smart Home, and intend to complete these exits before fiscal year-end. In addition, based on the strategic reassessment during the quarter, management and the board of directors decided on November 9, 2018, to pursue an exit of the Company’s Mexico retail operations consisting of 13 stores. As a result of these assessments and decisions, the Company recorded $280 million of pre-tax charges during the third quarter of 2018, primarily related to long-lived asset impairments, accelerated depreciation and amortization, severance and lease obligations. The Company expects additional pre-tax charges associated with these decisions during the fourth quarter of fiscal 2018, of $460 to $580 million, primarily associated with lease obligation costs and accelerated depreciation and amortization.

Impacted by the charges associated with the strategic actions discussed above, net earnings for the third quarter of 2018 decreased 27.9% to $629 million. Diluted earnings per common share decreased 25.7% in the third quarter of 2018 to $0.78 from $1.05 in the third quarter of the prior year. The pre-tax charges totaling $280 million decreased diluted earnings per share by $0.26. Excluding the impact of these items, adjusted diluted earnings per common share decreased 1.0% to $1.04 in the third quarter of 2018 from adjusted diluted earnings per common share of $1.05 in the same period of the prior year (see discussion of non-GAAP financial measures beginning on page 22).

Net sales for the third quarter of 2018 increased by 3.8% to $17.4 billion, and comparable sales increased 1.5%. During the quarter, 11 of 14 U.S. regions generated comparable sales increases with the Tampa, Florida and Houston, Texas markets experiencing the weakest comparable sales, primarily due to comparisons to prior year Hurricanes Harvey and Irma. Seven of 11 product categories generated positive comparable sales with particular strength in Seasonal & Outdoor Living, Appliances, Lawn & Garden, Kitchens, and Rough Plumbing & Electrical. While we drove strong traffic to our stores during the quarter, we continued to experience challenges with out-of-stocks, reset execution, and assortments in certain categories, which put pressure on our ability to turn those visits into transactions. We experienced pressure in Millwork, Paint, Fashion Fixtures, and Flooring, primarily due to reset execution.

With the substantial completion of our strategic reassessment of the business, we can now intensify our attention on improving execution in our retail stores and online. With our new leadership team, we have begun to design and implement store operations and merchandising strategies to address some of the issues we experienced during the third quarter, such as reset execution and out-of-stocks, and have developed plans to drive sustainable improvements. This is reflective of our priority of building a foundation for sustainable long-term success.

Although interest rates have ticked up and housing turnover has been pressured, the home improvement backdrop remains strong, driven by robust real residential investment and home price appreciation which continues to encourage homeowners to engage in discretionary projects. Consumer confidence continues to hover at high levels as consumers remain upbeat about their employment and income prospects, suggesting that we should see continued gains in consumer spending supported by stronger real disposable personal income growth. In addition, we operate in a fragmented $900 billion marketplace and believe we have a compelling opportunity to improve our performance and increase our market share as we address certain process and system issues.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 2, 2018	November 3, 2017	2018 vs. 2017	2018 vs. 2017
Net sales	100.00%	100.00%	N/A	3.8%
Gross margin	32.50	34.07	(157)	(0.9)
Expenses:
Selling, general and administrative	24.51	22.71	180	12.1
Depreciation and amortization	2.49	2.13	36	21.0
Operating income	5.50	9.23	(373)	(38.1)
Interest - net	0.88	0.96	(8)	(4.3)
Pre-tax earnings	4.62	8.27	(365)	(42.0)
Income tax provision	1.01	3.07	(206)	(66.0)
Net earnings	3.61%	5.20%	(159)	(27.9)%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	November 2, 2018	November 3, 2017	2018 vs. 2017	2018 vs. 2017
Net sales	100.00%	100.00%	N/A	4.8%
Gross margin	33.90	34.23	(33)	3.8
Expenses:
Selling, general and administrative	23.62	21.87	175	13.2
Depreciation and amortization	2.04	2.03	1	5.4
Operating income	8.24	10.33	(209)	(16.4)
Interest - net	0.84	0.91	(7)	(2.7)
Loss on extinguishment of debt	—	0.87	(87)	(100.0)
Pre-tax earnings	7.40	8.55	(115)	(9.4)
Income tax provision	1.76	3.10	(134)	(40.6)
Net earnings	5.64%	5.45%	19	8.5%
Note: The Company adopted ASU 2014-09 and all the related amendments using the modified retrospective method, effective February 3, 2018. Prior period results have not been restated, which affects comparability.

	Three Months Ended		Nine Months Ended
Other Metrics	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Comparable sales increase [1]	1.5%	5.7%	2.6%	4.0%
Total customer transactions (in millions)	229	231	738	742
Average ticket [2]	$75.89	$72.63	$75.47	$71.59
At end of period:
Number of stores	2,133	2,144
Sales floor square feet (in millions)	215	214
Average store size selling square feet (in thousands) [3]	101	100
Return on invested capital [4]	19.0%	19.5%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted third quarter fiscal 2018 comparable sales by approximately 60 basis points and fiscal 2018 comparable sales by approximately 85 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 39-week periods.

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

During the nine months ended November 3, 2017, the Company recognized the following pre-tax charges:

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

During the nine months ended November 2, 2018, the Company recognized the following pre-tax charges resulting from its strategic reassessment of the business:

•
In the second quarter of 2018, the Company recognized $230 million of pre-tax charges, consisting of long-lived asset impairments and discontinued projects, associated with Orchard. In addition, during the third quarter of 2018, the Company recorded $123 million of pre-tax charges, consisting of accelerated depreciation and amortization, severance, and lease obligations related to the decision to close all Orchard locations (Orchard Supply Hardware charges).

•
In the third quarter of 2018, the Company recognized $121 million of pre-tax charges, consisting of long-lived asset impairment and severance associated with the decision to close 20 U.S. stores and 31 stores and other locations in Canada (U.S. and Canada closing charges).

•
In the third quarter of 2018, the Company recognized $22 million of pre-tax charges, consisting of long-lived asset impairments, associated with its Mexico retail operations (Mexico impairment charge).

•
In the third quarter of 2018, the Company recognized $14 million of pre-tax charges associated with the exit of certain immaterial non-core activities within its U.S. home improvement business (Non-core activities charges).

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

	Three Months Ended
	November 2, 2018			November 3, 2017
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$0.78			$1.05
Non-GAAP adjustments - per share impacts
Orchard Supply Hardware charges	0.15	(0.03)	0.12	—	—	—
U.S. and Canada closing charges	0.15	(0.04)	0.11	—	—	—
Mexico impairment charge	0.02	—	0.02	—	—	—
Non-core activities charges	0.02	(0.01)	$0.01	—	—	$—
Adjusted diluted earnings per share			$1.04			$1.05

	Nine Months Ended
	November 2, 2018			November 3, 2017
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$3.83			$3.42
Non-GAAP adjustments - per share impacts
Orchard Supply Hardware charges	0.44	(0.11)	0.33	—	—	—
U.S. and Canada closing charges	0.15	(0.04)	0.11	—	—	—
Mexico impairment charge	0.02	—	0.02	—	—	—
Non-core activities charges	0.02	(0.01)	0.01	—	—	—
Gain on sale of interest in Australian joint venture	—	—	—	(0.11)	—	(0.11)
Loss on extinguishment of debt	—	—	—	0.54	(0.21)	0.33
Adjusted diluted earnings per share			$4.30			$3.64

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

	For the Periods Ended
(In millions, except percentage data)	November 2, 2018	November 3, 2017
Calculation of Return on Invested Capital
Numerator
Net earnings	$3,692	$3,556
Plus:
Interest expense - net	620	639
Loss on extinguishment of debt	—	464
Provision for income taxes	1,371	2,099
Net operating profit	5,683	6,758
Less:
Income tax adjustment [1]	1,539	2,509
Net operating profit after tax	$4,144	$4,249
Denominator
Average debt and equity [2]	$21,764	$21,806
Return on invested capital	19.0%	19.5%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 27.1% and 37.1% for the periods ended November 2, 2018 and November 3, 2017, respectively.

[2]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Results of Operations

Net Sales – Net sales in the third quarter of 2018 increased 3.8% to $17.4 billion. Comparable sales increased 1.5% over the same period, driven by a 2.3% increase in comparable average ticket and a 0.8% decrease in comparable customer transactions. The adoption of the revenue recognition accounting standard ASU 2014-09 contributed 1.4% to sales growth, primarily due to the reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales. New stores also contributed to sales growth during the third quarter.

During the third quarter of 2018, we experienced comparable sales increases in seven of 11 product categories. Comparable sales were above the company average in Seasonal & Outdoor Living, Appliances, Lawn & Garden, Kitchens, and Rough Plumbing & Electrical. We experienced low-digit negative comparable sales in Flooring, Fashion Fixtures, Paint, and Millwork primarily due to inventory out-of-stocks, poor reset execution, and assortment misalignment. We achieved comparable sales in Seasonal & Outdoor Living driven by strong demand for grills and lawn mowers, as well as strong demand from inventory rationalization activity. In addition, Seasonal & Outdoor Living benefited from hurricane related demand for generators, air conditioners, and dehumidifiers. Strong brand and service advantages in Appliances, as well as Labor Day and Columbus Day holiday events, drove strong comparable sales during the quarter. Strong comparable sales in Lawn & Garden were the result of capitalizing on the extended growing season and fall preparation activity in our grass seed, fall fertilizer, live goods, and watering programs. Strength in organization and shelving, as well as cabinets and countertops, drove strong comparable sales in Kitchens. We achieved strong comparable sales in Rough Plumbing & Electrical driven by demand from the Pro customer.

Net sales increased 4.8% to $55.7 billion for the first nine months of 2018 compared to 2017. Comparable sales increased 2.6% over the same period, primarily driven by a 3.8% increase in comparable average ticket and a 1.2% decrease in customer transactions. The adoption of the revenue recognition standard ASU 2014-09 represented 1.0% of the sales growth. New stores and the addition of Maintenance Supply Headquarters also contributed to sales growth during the first nine months of 2018.

Gross Margin – For the third quarter of 2018, gross margin decreased 157 basis points as a percentage of sales. Gross margin was negatively impacted by approximately 180 basis points by our inventory rationalization efforts to eliminate less productive SKUs and reduce clutter in our stores. We also experienced approximately 35 basis points of deleverage from reset-related clearance activity and 25 basis points from the wind-down of the Orchard operations. In addition, we experienced approximately 10 basis points of deleverage due to product mix shifts. This was partially offset by approximately 107 basis points due to the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in a reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales.

Gross margin as a percentage of sales decreased 33 basis points in the first nine months of 2018 compared to 2017. Gross margin was negatively impacted by approximately 60 basis points due to our efforts to rationalize inventory, as well as approximately 15 basis points of deleverage from reset-related clearance activity. Additionally, we experienced 15 basis points of deleverage due to mix of products sold. This was partially offset by approximately 72 basis points due to the adoption of the revenue recognition accounting standard ASU 2014-09.

SG&A – For the third quarter of 2018, SG&A expense deleveraged 180 basis points as a percentage of sales compared to the third quarter of 2017. This was primarily driven by 118 basis points of deleverage due to the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in the reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales. In addition, we experienced 105 basis points of deleverage due to long-lived asset impairments, severance and lease obligation costs associated with the Company’s strategic reassessment previously discussed. These were partially offset by 20 basis points of leverage in incentive compensation due to lower attainment levels and 15 basis points of leverage in employee insurance.

SG&A expense as a percentage of sales deleveraged 175 basis points in the first nine months of 2018 compared to 2017. This was driven primarily by 81 basis points of deleverage due to the adoption of the revenue recognition accounting standard ASU 2014-09, 75 basis points of deleverage due to the Company’s strategic reassessment, 18 basis points of deleverage due primarily to the prior year sale of our interest in the Australian joint venture, 11 basis points of deleverage in customer delivery to meet increased demand in Appliances, and 11 basis points of deleverage in external labor. These were partially offset by 18 basis points of leverage in employee insurance.

Depreciation and Amortization – Depreciation and amortization deleveraged 36 basis points for the third quarter of 2018 compared to the prior year primarily due to accelerated depreciation related to the exit of Orchard. Property, less accumulated depreciation, decreased to $18.9 billion at November 2, 2018, compared to $19.8 billion at November 3, 2017. As of November 2, 2018 and November 3, 2017, we owned 80% and 78% of our stores, respectively, which included stores on leased land.

Depreciation and amortization deleveraged 1 basis point for the first nine months of 2018 compared to 2017 primarily due to accelerated depreciation related to the exit of Orchard partially offset by assets becoming fully depreciated.

Interest – Net – Interest expense for the third quarter of 2018 decreased primarily as a result of the payoff of scheduled debts at maturity. In addition, interest income increased over the prior year due to higher average interest rates associated with the Company’s cash balances.

Interest expense for the first nine months of 2018 decreased primarily as a result of the prior year cash tender offer to purchase and retire $1.6 billion aggregate principal amount of our outstanding notes in the first quarter of 2017 and the payoff of scheduled debts at maturity. In addition, interest income increased over the prior year due to higher average interest rates associated with the Company’s cash balances. These were partially offset by the issuance of unsecured notes in May 2017.

Income Tax Provision – Our effective income tax rates were 21.8% and 37.1% for the three months ended November 2, 2018 and November 3, 2017, respectively. The decrease in the effective income tax rate is primarily due to the enactment of the Tax Act, effective January 1, 2018, which lowered the federal tax rate from 35% to 21%.

Our effective income tax rates were 23.8% and 36.3% for the nine months ended November 2, 2018 and November 3, 2017, respectively. The decrease in the effective tax rate is due to the same factor that impacted the effective income tax rate in the third quarter.

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

Cash Flows Provided by Operating Activities

	Nine Months Ended
(In millions)	November 2, 2018	November 3, 2017
Net cash provided by operating activities	$6,798	$5,372

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the nine months ended November 2, 2018, versus the nine months ended November 3, 2017, was driven primarily by changes in operating assets and liabilities and an increase in net earnings adjusted for non-cash expenses.

Cash Flows Used in Investing Activities

	Nine Months Ended
(In millions)	November 2, 2018	November 3, 2017
Net cash used in investing activities	$(788)	$(1,072)

Net cash used in investing activities primarily consist of transactions related to capital expenditures and business acquisitions.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. The following table provides our capital expenditures for the nine months ended November 2, 2018, and November 3, 2017:

	Nine Months Ended
(In millions)	November 2, 2018	November 3, 2017
Existing store investments [1]	$324	$220
Strategic initiatives [2]	69	216
New stores	453	351
Total capital expenditures	$846	$787

[1]	Includes store equipment for existing stores, facility repairs, enhancements to existing information technology assets, and remerchandising.

[2]	Represents investments to support our omnichannel strategy as well as information technology investments to enhance customer experience.

During the second quarter, we lowered our 2018 capital expenditures forecast by $500 million, to approximately $1.2 billion, as a result of the elimination of certain planned capital projects that were not focused on improving our core business, delivering productivity for our associates, or meeting our internal hurdle rate.

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

Cash Flows Used in Financing Activities

	Nine Months Ended
(In millions)	November 2, 2018	November 3, 2017
Net cash used in financing activities	$(4,921)	$(4,130)

Net cash used in financing activities primarily consist of transactions related to our short-term borrowings, long-term debt, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

In September 2018, the Company entered into a $1.75 billion five year unsecured revolving second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with a syndicate of banks. The Second Amended and Restated Credit Agreement amends and restates the Company’s amended and restated credit agreement, dated November 23, 2016 (the Amended and Restated Credit Agreement), to among other things (i) extend the maturity date of the revolving credit facility to September 2023 and (ii) modify the revolving commitments of the existing lenders. In September 2018, the Company entered into a $250 million unsecured 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks. The Company may request borrowings under the 364-Day Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. The Company must repay the aggregate principal amount of loans outstanding under the 364-Day Credit Agreement on the termination date in effect at such time (currently September 9, 2019). The Company may elect to convert all of the loans outstanding under the 364-Day Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date. The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement both support our commercial paper program. The amount available to be drawn under the Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement is reduced by the amount of borrowings under our commercial paper program. All of our short-term borrowings during the nine months ended November 2, 2018, and November 3, 2017, were under the commercial paper program. The following table includes additional information related to our short-term borrowings for the nine months ended November 2, 2018, and November 3, 2017:

	Nine Months Ended
(In millions, except for interest rate data)	November 2, 2018	November 3, 2017
Net change in short-term borrowings	$(1,137)	$(340)
Amount outstanding at quarter-end	$—	$171
Maximum amount outstanding at any month-end	$892	$878
Weighted-average interest rate of short-term borrowings outstanding	—%	1.37%

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement contains customary representations, warranties, and covenants. We were in compliance with those covenants at November 2, 2018. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $500 million.

Long-term Debt

The following table includes additional information related to the Company’s long-term debt for the nine months ended November 2, 2018, and November 3, 2017:

	Nine Months Ended
(In millions)	November 2, 2018	November 3, 2017
Net proceeds from issuance of long-term debt	$—	$2,968
Repayment of long-term debt	$(288)	$(2,836)

During the nine months ended November 2, 2018, we paid $250 million to retire scheduled debts at maturity.

During the nine months ended November 3, 2017, we paid approximately $2.0 billion to purchase $1.6 billion of our higher coupon notes prior to maturity in connection with a cash tender offer. We issued $3.0 billion of unsecured notes to fund the tender offer, finance current year maturities, and for other general corporate purposes, which included share repurchases, capital expenditures, strategic investments, and working capital needs.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the nine months ended November 2, 2018, and November 3, 2017:

	Nine Months Ended
(In millions, except per share data)	November 2, 2018	November 3, 2017
Total amount paid for share repurchases	$2,498	$3,054
Total number of shares repurchased	26.1	38.1
Average price paid per share	$95.67	$80.05

As of November 2, 2018, we had $4.5 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling $3.0 billion in 2018 (including the amount repurchased during the first nine months of fiscal year 2018). See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for the nine months ended November 2, 2018, and November 3, 2017:

	Nine Months Ended
(In millions, except per share data)	November 2, 2018	November 3, 2017
Total cash dividend payments	$1,068	$947
Dividends paid per share	$1.30	$1.11

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of December 5, 2018, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of November 2, 2018, there were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2017. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. Our significant and critical accounting policies have not changed significantly since the filing of the Annual Report. However, given the estimates made this quarter regarding the evaluation of long-lived asset impairment, we have elected to provide additional disclosure related to our critical accounting policy for long-lived asset impairment.

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

Effect if actual results differ from assumptions
During the first nine months of 2018, the Company recorded impairment charges totaling $329 million within selling, general and administrative expenses in the consolidated statements of current and retained earnings. We have not made any material changes in the methodology used to estimate the future cash flows of operating locations or locations identified for closure during the past three fiscal years. If the actual results are not consistent with the assumptions and judgments we have made in determining whether it is more likely than not that a location will be closed significantly before the end of its useful life or in estimating future cash flows and determining asset fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

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

A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, recently enacted or proposed tariffs and disruptions caused by our management changes, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency, and otherwise successfully execute on our strategy and implement our strategic initiatives including acquisitions, dispositions and the closing of certain stores and facilities; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from data security breaches, ransomware and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues or privacy and data protection; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience impairment losses and other charges if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities. With respect to acquisitions and dispositions, potential risks include the effect of such transactions on Lowe’s and the target company’s or operating business’s strategic relationships, operating results and businesses generally; our ability to integrate or divest personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing or decreasing the scope, geographic diversity, and complexity of our operations; significant integration or disposition costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the SEC) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 2, 2018, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended November 2, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 20, 2018, the Board of Directors of the Company appointed Marvin R. Ellison as President and Chief Executive Officer and Richard R. Dreiling as Chairman of the Board of Directors, in each case, effective as of July 2, 2018. On July 2, 2018, Mr. Ellison assumed the office of President and Chief Executive Officer and joined the Board of Directors, and Mr. Dreiling became Chairman of the Board of Directors. Mr. Ellison and Mr. Dreiling succeeded Robert A. Niblock, who retired as Chairman, President and Chief Executive Officer of the Company and member of the Board of Directors effective July 2, 2018. On June 4, 2018, we announced that Marshall A. Croom plans to retire from the Company, effective October 5, 2018, and on August 22, 2018, we named David M. Denton as Executive Vice President, Chief Financial Officer, which appointment became effective on November 19, 2018.  On October 2, 2018, the Board of Directors of the Company appointed Tiffany L. Mason as Interim Chief Financial Officer, in addition to her duties as Senior Vice President, Corporate Finance and Treasurer, effective from October 5, 2018 until Mr. Denton joined the Company on November 19, 2018. On October 5, 2018, Marshall A. Croom retired as Chief Financial Officer of the Company. In addition, on July 9, 2018, we announced the implementation of a new leadership structure and named William P. Boltz as Executive Vice President, Merchandising effective August 15, 2018. On July 20, 2018, we named Joseph M. MacFarland III as Executive Vice President, Stores effective August 15, 2018. On August 7, 2018, we named Donald E. Frieson as Executive Vice President, Supply Chain effective August 8, 2018. On November 2, 2018, the Company announced the appointment of Seemantini Godbole as Chief Information Officer, effective November 12, 2018. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult to hire and retain key employees.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of fiscal 2018:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 4, 2018 - August 31, 2018 [3]	3,305,025	$109.02	3,304,298	$4,696,523,850
September 1, 2018 - October 5, 2018	1,658,249	112.96	1,441,668	4,570,177,217
October 6, 2018 - November 2, 2018 [3]	963,730	100.69	962,300	4,473,280,600
As of November 2, 2018	5,927,004	$108.77	5,708,266	$4,473,280,600

[1]
The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]	On January 26, 2018, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day.

[3]
In August 2018, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $310 million of the Company’s common stock. Pursuant to the agreement, the Company paid $310 million to the financial institution and received an initial delivery of 2.5 million shares. In October 2018, prior to the end of the third quarter, the Company finalized the transaction and received an additional 0.3 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated August 17, 2018.	8-K	001-07898	3.1	August 22, 2018

10.1	Offer Letter between Lowe’s Companies, Inc. and David M. Denton entered into on August 20, 2018.*	10-Q	001-07898	10.3	September 4, 2018

10.2	Lowe’s Companies, Inc. Severance Plan for Senior Officers effective August 16, 2018.*	10-Q	001-07898	10.9	September 4, 2018

10.3	Second Amended and Restated Credit Agreement, dated as of September 10, 2018, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer, U.S. Bank National Association, as syndication agent and a letter of credit issuer, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 12, 2018

10.4	364-Day Credit Agreement, dated as of September 10, 2018, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, U.S. Bank National Association, as syndication agent Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.2	September 12, 2018

10.5	Retirement Agreement between Lowe’s Companies, Inc. and Marshall A. Croom entered into on September 27, 2018.*‡

10.6	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

December 6, 2018	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer