Form 10-K
period 2019-02-01
LOWES COMPANIES INC
filed 2019-04-02
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2019
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

As of August 3, 2018, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79.2 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/29/2019
Common Stock, $0.50 par value	795,922,717

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2019 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer. As of February 1, 2019, Lowe’s operated 2,015 home improvement and hardware stores, representing approximately 209 million square feet of retail selling space. These operations included 1,723 stores located across 50 U.S. states, as well as 279 stores in Canada. In addition, as of February 1, 2019, Lowe’s operated 13 stores in Mexico; however, on November 20, 2018, the Company announced its plans to exit its retail operations in Mexico and is currently exploring exit alternatives.

The Canadian stores include RONA inc. (RONA) which was acquired by Lowe’s in 2016. RONA operates 212 stores in Canada as of February 1, 2019, as well as services approximately 231 dealer-owned stores. The RONA stores represent various complementary store formats operating under various banners.

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

Our Market

The U.S. market remains our predominant market, accounting for approximately 92% of consolidated sales for the fiscal year ended February 1, 2019. We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.

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

Products and Services

Our Products

Product Selection
To meet customers’ varying needs, we offer a complete line of products for construction, maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Lumber & Building Materials, Appliances, Seasonal & Outdoor Living, Tools & Hardware, Fashion Fixtures, Rough Plumbing & Electrical, Paint, Millwork, Lawn & Garden, Flooring, and Kitchens.  A typical Lowe’s-branded home improvement store stocks approximately 34,000 items, with hundreds of thousands of additional items available through our Special Order Sales system and various online selling channels. See Note 19 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of private brands.  In addition, we are dedicated to ensuring the products we sell are sourced in a socially responsible, efficient, and cost effective manner.

National Brand-Name Merchandise
In many product categories, customers look for a familiar and trusted national brand to instill confidence in their purchase.  Lowe’s home improvement stores carry a wide selection of national brand-name merchandise such as Whirlpool®, GE®, LG®, and Samsung® appliances, Stainmaster® carpets, Sherwin-Williams® and Valspar® paints and stains, Pella® windows and doors, Pergo® hardwood flooring, Dewalt® power tools, Hitachi® pneumatic tools, Weber® and Char-Broil® grills, Owens Corning® insulation and roofing, GAF® roofing, James Hardie® fiber cement siding, Marshalltown® masonry tools and concrete, Husqvarna® outdoor power equipment, John Deere® riding lawn mowers, Werner® ladders, Quoizel® lighting, Nest® products, SharkBite® plumbing products, A. O. Smith® water heaters, Norton® abrasives, and many more.  In 2018, we welcomed CRAFTSMAN® to our portfolio of brands offering a variety of tools, storage and outdoor power equipment. We also expanded our partnership with Sherwin Williams® becoming the only national home center to offer Krylon® spray paint, Minwax® stains and finishes, Cabot® stains, Thompson’s Water Seal® stains and waterproofing, and Purdy® paint brushes. In addition, we added brand name merchandise such as Estwing® hammers, Zoeller® pumps, MAPEI® tile-setting materials, and SMARTCORE® vinyl plank products to our portfolio. Our merchandise selection provides the retail and Pro customer a one-stop shop for a wide variety of national brand-name merchandise needed to complete home improvement, repair, maintenance, or construction projects.

Private Brands
Private brands are an important element of our overall portfolio, helping to provide significant value and coordinated style across core categories.  We sell private brands in several of our product categories.  Some of Lowe’s most important private brands include Kobalt® tools, allen+roth® home décor products, Blue Hawk® home improvement products, Project Source® basic value products, Portfolio® lighting products, Garden Treasures® lawn and patio products, Utilitech® electrical and utility products, Reliabilt® doors and windows, Aquasource® faucets, sinks and toilets, Harbor Breeze® ceiling fans, and Top Choice® lumber products.

Supply Chain
We source our products from vendors worldwide and believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.
To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate distribution facilities that enable products to be received from vendors, stored and picked, or cross-docked, and then shipped to our retail locations or directly to customers. These facilities include 15 highly-automated regional distribution centers (RDC) and 15 flatbed distribution centers (FDC) in the United States. The FDCs distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, pipe, siding, ladders, and building materials. On average, each RDC and FDC serves approximately 115 stores. We also own and operate seven distribution centers, including four lumber yards, to serve our Canadian market.

In addition to the RDCs and FDCs, we also operate coastal holding facilities, transload facilities, appliance distribution centers, and a direct fulfillment center focused on parcel post eligible products. Collectively, our facilities enable our import and e-commerce, as well as parcel post eligible products, to get to their destination as efficiently as possible. Most parcel post items can be ordered by a customer and delivered within two business days at standard shipping rates.

In fiscal 2018, on average, approximately 80% of the total dollar amount of stock merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to our stores from vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Appliances, Flooring, Kitchens, Lumber & Building Materials, and Millwork accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 7% of total sales in fiscal 2018.

Extended Protection Plans and Repair Services
We offer extended protection plans for various products within the Appliances, Kitchens, Fashion Fixtures, Millwork, Rough Plumbing & Electrical, Seasonal & Outdoor Living, and Tools & Hardware categories. These protection plans provide customers with product protection that enhances or extends coverage offered by the manufacturer’s warranty, and provides additional customer friendly benefits that go beyond the scope of a manufacturer’s warranty. The protection plans provide in-warranty and out-of-warranty repair services for major appliances, outdoor power equipment, tools, grills, fireplaces, air conditioners, water heaters, and other eligible products through our stores or in the home through the Lowe’s Authorized Service Repair Network. We offer replacement plans for products in most of these categories when priced below $300, or otherwise specified category-specific price points. Our contact center takes customers’ calls, assesses the problems, and facilitates resolutions, making after-sales service easier for our customers by managing the entire process.

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

In-Store
Our 1,790 Lowe’s-branded home improvement stores, inclusive of 1,723 in the U.S. and 67 in Canada, are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  The 212 RONA stores operate under various complementary store formats that address target customers and occasions. Our home improvement stores in the U.S. and Canada offer similar products and services, with certain variations based on local market factors.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with internet access, making information available quickly to further simplify the shopping experience.

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

On-Site
We have on-site specialists available for retail and Pro customers to assist them in selecting products and services for their projects.  Our Account Executives ProServices meet with Pro customers at their place of business or on a job site and leverage stores within the area to ensure we meet customer needs for products and resources.  In addition, our Project Specialist Exteriors (PSE) program is available in all U.S. Lowe’s home improvement stores to discuss exterior projects such as roofing, siding, fencing, and windows, whose characteristics lend themselves to an in-home consultative sales approach.

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

Employees

As of February 1, 2019, we employed approximately 190,000 full-time and 110,000 part-time employees. Certain employees in Canada are subject to collective bargaining agreements.  No other employees are subject to collective bargaining agreements.  Management considers its relations with employees to be good.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary and other wholly owned subsidiaries own and maintain various additional registered and unregistered trademarks, trade names and service marks, including but not limited to retail names “RONA” and “Reno Depot”, and private brand product names “Kobalt” and “allen+roth”. These subsidiaries also maintain various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Sustainability

Lowe’s is committed to leveraging our time, talents and resources to make our world better by making our communities stronger and making people want to connect with us as their partner in home improvement.

In fiscal 2018, the Board of Directors created a Sustainability Committee that oversees sustainability and environmental matters and monitors related trends and risks. The Company also has a Sustainability Council, led by senior executives. Our strategy focuses on responsible sourcing, offering safe and eco-friendly products, maintaining diverse, healthy, engaged, and skilled workforce, supporting our local communities, and operating ethically and responsibly. We also established new goals to advance our corporate responsibility efforts and intend to work towards achieving the following goals by 2025:

•	Lowe’s and the Lowe’s Foundation intends to invest $350 million in local communities through partnerships and charitable contributions.

•	Lowe’s will encourage employees to contribute more than three million volunteer hours to improve the communities where they live, work, and play.

•	Lowe’s intends to ensure all strategic suppliers have sustainability goals.

•
Lowe’s intends to increase the number of eco-friendly products available to customers, with the goal of helping our customers save more than $40 billion in energy costs through the sale of ENERGY STAR® products.

•	Lowe’s intends to have all wood products responsibly sourced.
We want our customers to feel good about the high-quality products they choose at Lowe’s. Our products undergo a rigorous selection process, beginning with our sourcing decisions. We give considerable attention to how our products are created and about the people who make them. Through collaboration and established management systems, we monitor our suppliers’ practices to ensure we are securing high quality products from suppliers who support worker rights and protect the environment. We are also including innovative, efficient and eco-certified products into our portfolio that provide health and environmental benefits to meet the needs of an increasing customer demand. We are continuing to work with local and regional utilities to offer customers assorted rebates for a variety of environmentally efficient products including ENERGY STAR® and WaterSense®.

As a responsible corporate citizen, Lowe’s takes environmental sustainability and product safety very seriously. In fiscal 2018, we published an updated wood sourcing policy to ensure that all wood products sold in our stores originate from well-managed, non-endangered forests and committed to achieve 100 percent Forest Stewardship Council (FSC) certification for all wood products sourced from identified regions at risk by 2020. To manage chemicals more responsibly, Lowe’s implemented a safer chemicals policy through a number of strategic actions and commitments. In addition, Lowe’s stopped the sale of all products containing methylene chloride and N-Methyl-2-Pyrrolidone (NMP) online and from our stores.

We are committed to reducing our climate impact through sustainable practices and conservation. In fiscal 2018, 399 retail locations upgraded to interior light-emitting diode (LED) lighting. We also replaced 104 aging HVAC units with high-efficiency units and added Variable Fan Drive systems in over 419 stores. We also signed our first renewable energy agreement comprised of 100 megawatts of renewable wind energy in 2018.

We are dedicated to promoting sustainable practices in the transportation industry, and we collaborate with the Environmental Protection Agency’s SmartWay program to reduce transportation emissions by managing and reducing fuel usage by creating incentives for freight contractors to improve efficiency and are proud to be the only retailer to achieve the Environmental Protection Agency SmartWay Excellence Award ten years in a row.

Lowe’s participates in the Carbon Disclosure Project’s climate, forestry, and water questionnaires to benchmark and quantify our environmental efforts. In fiscal 2018, Lowe’s also externally verified its greenhouse gas emissions data collection and analysis to validate our findings and increase confidence in our reporting. At a local level, store waste, including cardboard, broken appliances, wood pallets, and more, are recycled through national and regional partners, and we provide in-store recycling centers for our customers to bring in compact fluorescent lamp bulbs, plastic bags, and rechargeable batteries.

In addition, managing our water resources is essential, particularly in regions experiencing drought conditions. Our HydroPoint systems, which combine real-time weather data with site-specific information to reduce water consumption and save on utility costs, are now deployed to approximately 925 locations, covering all stores with operable irrigation systems.

For more information about Lowe’s sustainability efforts, please visit Newsroom.Lowes.com/Responsibility.

Investing in Our Communities

Lowe’s has a long and proud history of supporting local communities through volunteerism as well as public education and community improvement projects, beginning with the creation of the Lowe’s Foundation in 1957. In 2018, all U.S. Lowe’s stores completed at least one Lowe’s Heroes volunteer project, contributing approximately 200,000 hours to improve spaces in their local communities. Lowe’s and the Lowe’s Foundation donated approximately $46 million to schools and community organizations in the United States, Canada, and Mexico, including disaster relief and rebuilding efforts.
Lowe’s continues to work with national nonprofit partners to strengthen and stabilize neighborhoods across the country. In 2018, Lowe’s contributed $7 million and teamed with Habitat for Humanity and Rebuilding Together to provide housing solutions for families across the country. Lowe’s also supported nonprofits including the Hispanic Scholarship Fund, Thurgood Marshall Scholarship, United Negro College Fund, the Boys & Girls Clubs of America, SkillsUSA, The Nature Conservancy and Keep America Beautiful to improve communities and build tomorrow’s leaders.
Lowe’s is also committed to helping communities in the days leading up to and months following a natural disaster. In 2018, Lowe’s contributed more than $4 million to disaster relief and mobilized hundreds of volunteers to help communities recovering from storms like Hurricanes Florence and Michael. After Hurricane Florence made landfall, Lowe’s doubled the

Company’s match for the Employee Relief Fund, which provides financial support to associates affected by natural disasters and other hardships. That match continued throughout the year. Together, Lowe’s and its generous associates raised over $4.0 million in 2018, helping approximately 3,100 associates in need.
Today, Lowe’s strategic philanthropic giving focuses on the critical needs affecting its associates, communities and industry by supporting safe, affordable housing initiatives as well as skilled trade education.
For more information on Lowe’s partnerships and latest community improvement projects, visit Newsroom.Lowes.com/Responsibility.

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

Item 1A - Risk Factors

We have developed a risk management process using periodic surveys, external research, planning processes, risk mapping, analytics and other tools to identify and evaluate the operational, financial, environmental, reputational, strategic and other risks that could adversely affect our business.  For more information about our risk management framework, which is administered by our Chief Financial Officer and includes developing risk mitigation controls and procedures for the material risks we identify, see the description included in the definitive Proxy Statement for our 2019 annual meeting of shareholders (as defined in Item 10 of Part III of this Annual Report) under “Information About the Board of Directors and Committees of the Board - Board Meetings, Committees of the Board and Board Leadership Structure - Board’s Role in the Risk Management Process.”

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
The home improvement retail environment, like the retail environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. Our success is dependent on our ability to identify and respond to the economic, social, style and other trends that affect demographic and consumer preferences in a variety of our merchandise categories and service offerings. Customers’ expectations about how they wish to research, purchase and receive products and services have also evolved. It is difficult to predict the mix of products and services that our customers will demand. Failure to identify such trends, adapt our business concept, and implement change, growth, and productivity initiatives successfully could negatively affect our relationship with our customers, the demand for the home improvement products and services we sell, the rate of growth of our business, our market share and results of operations.

We may not be able to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence if we fail to deliver the capabilities required to execute on them.
Our interactions with customers has evolved into an omni-channel experience as they increasingly are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omni-channel retail is quickly evolving, and we must anticipate and meet our customers’ expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed and provide a consistent customer experience. The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics will require us to deliver large, complex programs requiring more integrated planning, initiative prioritization and program sequencing. These initiatives will require new competencies in many positions, and our management, employees and contractors will have to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Our results of operations, financial condition or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors or if we are unable to attract, retain and manage the talent succession of additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retail environment.

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect customer, employee, vendor or Company information or to comply with evolving regulations relating to our obligation to protect our systems, assets and such information.
Cyber-attacks and tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile security breaches leading to unauthorized release of sensitive customer information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods.  As with many other retailers, we receive and store certain personal information about our customers, employees and vendors. Additionally, we use third-party service providers for certain services, such as authentication, content delivery, back-office support and other functions, and we provide such third-party service providers with personal information necessary for the services concerned. Despite our continued vigilance and investment in information security, we, like others in our industry, are subject to the risk that unauthorized parties may attempt to gain access to our systems or our information through fraud or other means of deceiving our associates, third party providers, or vendors, and we or our third-party service providers cannot guarantee that we or they are able to adequately anticipate or prevent a future breach in our or their systems that results in the unauthorized access to, destruction, misuse or release of personal information or other sensitive data. It can be difficult to preempt or detect ever-evolving forms of cyber-attacks. If a ransomware attack occurs, it is possible that we could be prevented from accessing our own data. Our information security or our service providers’ information security may also be compromised because of human errors, including by employees, or system errors. Our systems and our service providers’ systems are additionally vulnerable to a number of other causes, such as power outages, computer viruses, technology system failures or catastrophic events. In the event that our systems are breached or damaged for any reason, we may also suffer loss or unavailability of data and interruptions to our business operations while such breach or damage is being remedied. Should these events occur, the unauthorized disclosure, loss or unavailability of data and disruption to our business may have a material adverse effect on our reputation, drive existing and potential customers away and lead to financial losses from remedial actions, or potential liability, including possible litigation and punitive damages.  A security breach resulting in the unauthorized release of data from our information systems or our third-party service providers’ information systems could also materially increase the costs we already incur to protect against such risks and require dedication of substantial resources to manage the aftermath of such a breach.  Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and in the United States alone, we may be subject to regulation at both the federal and state level. In order to maintain our compliance with such laws as they come to fruition, we may sustain increased costs in order to continually evaluate our policies and processes and adapt to new requirements that are or become applicable to us. As the regulatory environment relating to retailers’ and other companies’ obligation to protect personal information becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines, other regulatory sanctions or government investigation, and potentially to lawsuits brought by private individuals, regulators or states’ attorney general.

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
We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, gift cards, consumer invoicing and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

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
Our customers, whether they are homeowners, renters or commercial businesses, expect our sales associates and specialists to be well trained and knowledgeable about the products we sell and the home improvement services we provide. We compete with other retailers for many of our sales associates and specialists, and we invest significantly in them with respect to training and development to strive for high engagement. Increasingly, our sales associates and specialists must have expanded skill sets, including, in some instances, the ability to do in-home or telephone sales. A challenge we face is attracting and retaining a sufficiently diverse workforce that can deliver relevant, culturally competent and differentiated experiences for a wide variety of culturally diverse customers. In fact, in many of our stores, our employees must be able to serve customers whose primary language and cultural traditions are different from their own. Additionally, in order to deliver on the omni-channel expectations of our customers, we rely on the specialized training and capabilities of corporate support staff, which are broadly sought after by our competitors. If we are unable to hire, train, manage and retain qualified sales associates and specialists, the quality of service we provide to our customers may decrease and our results of operations could be negatively affected. Furthermore, our ability to meet our labor needs, particularly in a competitive labor market, while controlling our costs is subject to a variety of external factors, including wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics and adoption of new or revised immigration, employment, and labor laws and regulations. Periodically, we are subject to labor organizing efforts, and if we become subject to collective bargaining agreements in the future, it could adversely affect how we operate our business and adversely affect our labor costs and our ability to retain a qualified workforce.

If we do not successfully manage the transitions associated with the appointment of a new Chairman, Chief Executive Officer and Chief Financial Officer and other members of our leadership team as part of a new leadership structure, it could have an adverse impact on our business operations as well as be viewed negatively by our customers and shareholders.
On May 20, 2018, the Board of Directors of the Company appointed Marvin R. Ellison as President and Chief Executive Officer and Richard R. Dreiling as Chairman of the Board of Directors, in each case, effective as of July 2, 2018. On July 2, 2018, Mr. Ellison assumed the office of President and Chief Executive Officer and joined the Board of Directors, and Mr. Dreiling became Chairman of the Board of Directors. Mr. Ellison and Mr. Dreiling succeeded Robert A. Niblock. who retired as Chairman, President and Chief Executive Officer of the Company and member of the Board of Directors effective July 2, 2018. On June 4, 2018, we announced that Marshall A. Croom planned to retire from the Company, effective October 5, 2018, and on August 22, 2018, we named David M. Denton as Executive Vice President, Chief Financial Officer, which appointment became effective on November 19, 2018. In addition, on July 9, 2018, we announced the implementation of a new leadership structure and named William P. Boltz as Executive Vice President, Merchandising effective August 15, 2018. On July 20, 2018, we named Joseph M. McFarland III as Executive Vice President, Stores, effective August 15, 2018. On August 7, 2018, we named Donald E. Frieson as Executive Vice President, Supply Chain, effective August 8, 2018. On November 2, 2018, the Company announced the appointment of Seemantini Godbole as Chief Information Officer, effective November 12, 2018. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult to hire and retain key employees.

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
We regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and other various benefits.  Our ability to deliver the expected benefits from any strategic transaction is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations.  Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations.  Additionally, any impairment of goodwill or other assets acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, may materially reduce our earnings.  For example, in the fourth quarter of fiscal 2018, we recognized a $952 million goodwill impairment charge on our Canadian business. Our shareholders may react unfavorably to our strategic transactions. We may not realize any anticipated benefits from such transactions, we may be exposed to additional liabilities of any acquired business or joint venture, and we may be exposed to litigation in connection with the strategic transaction.  Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

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
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors.  The principal competitive factors in our industry include convenience, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation.  We face growing competition from online and omni-channel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. Further, online and omni-channel retailers continue to focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times and low-price or free shipping, and we must make investments to keep up with our customers’ evolving shopping preferences. Our ability to be competitive on delivery times, delivery costs, and delivery options depends on many factors, including successful implementation of our initiatives related to supply chain transformation. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance.  Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

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
We source, stock and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. We source a large number of our products from foreign manufacturers, with China being the dominant import source. The current United States administration has signaled the possibility of major changes in certain tax and trade policies, tariffs and other regulations affecting trade between the United States and other countries, such as the imposition of additional tariffs or duties on imported products and the exit or renegotiation of certain trade agreements, including the North American Free Trade Act (NAFTA) and the rules of the World Trade Organization. Political developments in the United States, including possible termination of NAFTA, or failure to finalize and implement the United States-Mexico-Canada Agreement (USMCA), the proposed replacement for NAFTA, may have implications for the trade arrangements among the United States, Mexico, and Canada. While it is not possible to predict whether or when any such changes will occur or what form they may take, because we source a large percentage of our merchandise from outside the United States, major changes in tax or trade policies, tariffs or trade relations could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States trade policy and regulations.

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
We operate stores in Canada and Mexico. We have previously announced our intent to exit our Mexican operations, and we are currently exploring exit alternatives. Expanding and operating internationally presents unique challenges that may increase the anticipated costs and risks of operation and expansion, and slow the anticipated rate of expansion. Our future operating results in these countries or in other countries or regions in which we currently operate or may operate in the future could be negatively affected by a variety of factors, including unfavorable political or economic factors, adverse tax consequences, volatility in foreign currency exchange rates, increased difficulty in enforcing intellectual property rights, costs and difficulties of managing international operations, challenges with identifying and contracting with local suppliers and other risks created as a result of differences in culture, laws and regulations. These factors could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our results of operations and financial position. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

We must comply with various and multiple laws and regulations that differ substantially in each area where we operate. Changes in existing or new laws and regulations or regulatory enforcement priorities, or our inability to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
Laws and regulations at the local, regional, state, federal and international levels change frequently, and the changes can impose significant costs and other burdens of compliance on our business and our vendors.  If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to government enforcement action, litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance. These laws, rules and regulations include, but are not limited to, import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures to help ensure compliance with these laws, rules and regulations, there can be no certainty that our employees and third parties with whom we do business will not take actions in violation of our policies or laws. Many of these laws, rules and regulations are complex, evolving and are subject to varying interpretations and enforcement actions. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation could have an adverse impact, directly or indirectly, on our financial condition and results of operations.  We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements, negatively affecting our business, financial condition and results of operations.
We are, and in the future will become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. Furthermore, defending against these proceedings may require a diversion of management’s attention and resources. None of the legal proceedings in which we are currently involved, individually or collectively, are considered material.

Our financial performance could be adversely affected if our management information systems are seriously disrupted or we fail to properly maintain, improve, upgrade and expand those systems.
Our efforts to provide an omni-channel experience for our customers include investing in, maintaining and making ongoing improvements of our existing management information systems that support operations, such as sales, inventory replenishment, merchandise ordering, project design and execution, transportation, receipt processing and fulfillment.  Our systems are subject to damage or interruption as a result of catastrophic events, power outages, viruses, malicious attacks and telecommunications failures, and as a result we may incur significant expense, data loss as well as an erosion of customer confidence. Additionally, we continually make investments in our systems which may introduce disruption. Our financial performance could be adversely affected if our management information systems are seriously disrupted or we fail to properly maintain, improve, upgrade and expand those systems.

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

Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact interest expense related to borrowings under our credit facilities. We may in the future pursue amendments to our credit facilities to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

Our sales are dependent upon the health and stability of the general economy. Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable sales.
Many U.S. and global economic factors may adversely affect our financial performance.  These include, but are not limited to, periods of slow economic growth or recession, decreasing housing turnover or home price appreciation, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, high rates of unemployment, consumer debt levels, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters and acts of both domestic and international terrorism. Sales of many of our product categories and services are driven by the activity level of home improvement projects. Adverse development in these factors could result in a decrease in home improvement activity which could reduce demand for our products and services.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At February 1, 2019, our properties consisted of 2,002 stores in the U.S. and Canada with a total of approximately 209 million square feet of selling space.  In addition, at February 1, 2019, our properties included 13 stores in Mexico; however, on November 20, 2018, the Company announced its plans to exit its retail operations in Mexico. Of the total stores operating at February 1, 2019, approximately 83% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

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

Name	Age	Title
Marvin R. Ellison	54
President and Chief Executive Officer since July 2018; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc. (a department store retailer), 2016 – June 2018; Chief Executive Officer, J.C. Penney Company, Inc., 2015 – 2016; President, J.C. Penney Company, Inc., 2014 – 2015; Executive Vice President – U.S. Stores, The Home Depot, Inc. (a home improvement retailer) 2008 – 2014.

William P. Boltz	56
Executive Vice President, Merchandising since August 2018; President and CEO, Chervon North America (a global power tool supplier), 2015-2018; President and owner of The Boltz Group, LLC (a retail consulting firm), 2013 – 2015; Senior Vice President, Merchandising, The Home Depot, Inc. (a home improvement retailer), 2006 – 2012.

David M. Denton	53
Executive Vice President and Chief Financial Officer since November 2018; Executive Vice President and Chief Financial Officer, CVS Health Corporation (a pharmacy innovation company), 2010 – November 2018.

Donald E. Frieson	60
Executive Vice President, Supply Chain since August 2018; Executive Vice President, Operations, Sam’s Club (a general merchandise retailer), 2014 – 2017; Senior Vice President, Replenishment, Planning and Real Estate, Sam’s Club, 2012 – 2014.

Seemantini Godbole	49
Executive Vice President, Chief Information Officer since November 2018; Senior Vice President, Technology and Digital, Target Corporation (a department store retailer), January 2017 – November 2018; Vice President, Technology and Digital, Target Corporation, 2013 – December 2016.

Matthew V. Hollifield	52	Senior Vice President and Chief Accounting Officer since 2005.

Ross W. McCanless	61
Executive Vice President, General Counsel and Corporate Secretary since 2017; Chief Legal Officer, Secretary and Chief Compliance Officer, 2016 – 2017; General Counsel, Secretary and Chief Compliance Officer, 2015 – 2016; Chief Legal Officer, Extended Stay America, Inc. (a hotel operating company) and ESH Hospitality, Inc. (a hotel real estate investment company), 2013 – 2014.

Joseph M. McFarland III	49
Executive Vice President, Stores since August 2018; Executive Vice President and Chief Customer Officer, J.C. Penney Company, Inc. (a department store retailer), March 2018 – August 2018; Executive Vice President, Stores, J.C. Penney Company, Inc., 2016 – March 2018; Divisional President, The Home Depot, Inc. (a home improvement retailer), 2007 – 2015.

Jennifer L. Weber	52
Executive Vice President and Chief Human Resources Officer since 2016; Executive Vice President, External Affairs and Strategic Policy, Duke Energy Corporation (an electric power company), 2014 – 2016; Executive Vice President and Chief Human Resources Officer, Duke Energy Corporation, 2011 – 2014.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 29, 2019, there were 22,326 holders of record of Lowe’s common stock.

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on January 31, 2014 in the Company’s common stock and each of the indices.

	1/31/2014	1/30/2015	1/29/2016	2/3/2017	2/2/2018	2/1/2019
Lowe’s	$100.00	$148.79	$159.77	$166.32	$234.64	$228.98
S&P 500	100.00	114.22	113.46	137.36	168.46	168.36
S&P Retail Index	$100.00	$118.75	$137.22	$159.62	$225.15	$241.71

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2018:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
November 3, 2018 – November 30, 2018[3]	3,421,699	$90.33	3,421,143	$4,123,763,667
December 1, 2018 – January 4, 2019	1,159,359	91.19	1,059,707	14,027,232,040
January 5, 2019 – February 1, 2019	872,707	94.56	872,036	13,944,777,229
As of February 1, 2019	5,453,765	$91.19	5,352,886	$13,944,777,229

[1]
The total number of shares purchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On January 26, 2018, the Company announced that its Board of Directors authorized $5.0 billion of share repurchases with no expiration. On December 12, 2018, the Company announced that its Board of Directors authorized an additional $10.0 billion of share repurchases with no expiration.

[3]
In November 2018, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $270 million of the Company’s common stock. Pursuant to the agreement, the Company paid $270 million to the financial institution and received an initial delivery of 2.6 million shares. Subsequent to the end of the fourth quarter, in February 2019, the Company finalized the transaction and received an additional 0.3 million shares. The average price paid per share reflected in the table above was derived using the fair market value of the shares on the date the initial 2.6 million shares were delivered. See Note 11 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6 - Selected Financial Data

Selected Statement of Earnings Data (In millions, except per share data)	2018[1,2]	2017[2]	2016[2,3,4]	2015[2]	2014[2]
Net sales	$71,309	$68,619	$65,017	$59,074	$56,223
Gross margin	22,908	22,434	21,674	19,933	18,987
Operating income	4,018	6,586	5,846	4,971	4,792
Net earnings	2,314	3,447	3,093	2,546	2,698
Basic earnings per common share	2.84	4.09	3.48	2.73	2.71
Diluted earnings per common share	2.84	4.09	3.47	2.73	2.71
Dividends per share	$1.85	$1.58	$1.33	$1.07	$0.87
Selected Balance Sheet Data
Total assets	$34,508	$35,291	$34,408	$31,266	$31,721
Long-term debt, excluding current maturities	$14,391	$15,564	$14,394	$11,545	$10,806

[1]
Effective February 3, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments, using the modified retrospective method. Therefore, results for reporting periods beginning after February 2, 2018 are presented under ASU 2014-09, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods. See Note 1 to the consolidated financial statements for additional information on the impacts of adopting this new revenue recognition guidance.

[2]
In the fourth quarter of fiscal 2018, the Company changed its method of accounting for shipping and handling costs from the Company’s stores, distribution centers, and other locations to customers. Under the new accounting principle, shipping and handling costs related to the delivery of products from the Company to customers are included in cost of sales, whereas they were previously presented in selling, general, and administrative expense, and depreciation and amortization. Amounts presented for fiscal years 2018, 2017, 2016, 2015, and 2014 reflect adjusted amounts in accordance with this accounting principle change. See Note 2 to the consolidated financial statements included herein for additional information on the accounting principle change.

[3]	Fiscal 2016 contained 53 weeks, while all other years contained 52 weeks.

[4]	Fiscal 2016 includes the acquisition of RONA inc. See Note 4 to the consolidated financial statements included in this Annual Report.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended February 1, 2019 (our fiscal years 2018, 2017 and 2016).   Fiscal year 2016 contains 53 weeks of operating results compared to fiscal years 2018 and 2017 which contain 52 weeks. Unless otherwise noted, all references herein for the years 2018, 2017 and 2016 represent the fiscal years ended February 1, 2019, February 2, 2018 and February 3, 2017, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

During the fourth quarter of fiscal 2018, we changed our method of accounting related to the classification of customer delivery and shipping costs. Under our new accounting principle, shipping and handling costs related to the delivery of products from the Company to customers are included in costs of sales, whereas previously, they were included in selling, general and administrative expense as well as depreciation and amortization. Amounts presented for fiscal years 2018, 2017, and 2016 reflect adjusted amounts in accordance with this accounting principle change. See Note 2 to the consolidated financial statements included herein for additional information on the accounting principle change.

EXECUTIVE OVERVIEW

Net sales for fiscal 2018 increased 3.9% over fiscal year 2017 to $71.3 billion. The increase in total sales was driven by an increase in comparable sales, the adoption of the revenue recognition accounting standard update (ASU) 2014-09, and new stores. Comparable sales increased 2.4% over fiscal year 2017, driven by a comparable average ticket increase of 3.4%, offset by a decrease in comparable transactions of 1.1%. Net earnings for fiscal 2018 decreased 32.9% to $2.3 billion. Diluted earnings per common share decreased 30.5% in fiscal year 2018 to $2.84 from $4.09 in 2017. As further discussed below, during fiscal year 2018, we completed a strategic reassessment of the business resulting in total pre-tax charges of $1.1 billion, and we recognized a goodwill impairment charge of $952 million. The year to date pre-tax charges totaling $2.1 billion decreased diluted earnings per share by $2.27. Adjusting 2018 and 2017 amounts for certain significant discrete items not originally contemplated in the business outlooks for those respective years, adjusted diluted earnings per common share increased 16.4% in fiscal year 2018 to $5.11 from $4.39 in 2017 (see discussion on non-GAAP financial measures beginning on page 25).

For 2018, cash flows from operating activities were approximately $6.2 billion, with $1.2 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased 31.2 million shares of stock through the share repurchase program for $3.0 billion and paid $1.5 billion in dividends during the year.

During the last six months of fiscal 2018, we have had a comprehensive reassessment of the business, established a new leadership team, and worked with that team to develop action plans to improve performance, improve in-stocks and drive a better customer experience. We have sharpened our focus on retail fundamentals, aligned our leadership team to improve our decision-making and execution, and aligned our portfolio to concentrate on our core home improvement business. We have rationalized our store inventory to remove clutter and reduce lower-performing inventory, and we are now investing in top-selling items in job lot quantities for our Pro customer.

The 2018 strategic reassessment of the business was part of our focus to build a sustainable foundation to position the Company for long-term success. During the third quarter of 2018, we committed to exit our Orchard Supply Hardware (Orchard) operations, as well as close 20 under-performing stores across the U.S. and 31 locations in Canada, including 27 stores and 4 other Canadian locations. In addition, we also made the decision to pursue an exit of certain non-core activities within our U.S. home improvement business, specifically Alacrity Renovation Services and Iris Smart Home. In the fourth quarter of 2018, we announced plans to pursue an exit of our Mexico retail operations consisting of 13 stores and are currently exploring exit alternatives. In addition, during the fourth quarter of 2018, we made the decision to eliminate our Project Specialists Interiors (PSI) position. Total pre-tax charges associated with these decisions were $1.1 billion for fiscal year 2018.

In addition, our fourth quarter annual goodwill impairment review resulted in a non-cash goodwill impairment charge of $952 million related to our Canadian operations (Canadian goodwill impairment). Given the softening outlook for the Canadian housing market, we determined that the book value of this business exceeded its fair market value. This write-down eliminated all goodwill associated with our Canadian business.

As we transition into 2019, we will remain focused on our mission of delivering the right home improvement products, with the best service and value, across every channel and community we serve. We intend to achieve this mission by winning in four key areas including driving merchandising excellence, transforming our supply chain, delivering operational efficiency, and intensifying customer engagement.

First, delivering merchandising excellence means having the right products in the right place at the right time so our customers can shop any way they choose. To do this, we are working to improve productivity, drive localization and streamline our reset process to improve execution, as well as improve digital experiences. Second, we intend to transform our supply chain to enhance the overall customer experience by advancing our fulfillment and delivery capabilities, and delivering operational excellence. We want to serve customers the way they want to be served. Third, to deliver operational efficiency, we intend to focus on simplifying store operations and work to improve our in-stock execution to better capitalize on the traffic we are driving to both our stores and online. And, as a company, we intend to become more operationally efficient. Finally, customer engagement is the fourth focus area and includes winning the Pro customer. We have significant opportunity to grow this portion of our business by focusing on competitive pricing, in-stocks, carrying the brands that are important to Pro customers, consistent service levels, and providing a differentiated experience.

Overall, we are making progress in our business. We are beginning to see positive results from merchandising pilots and improvement in performance in key categories, such as Paint, and are leveraging our improved reset process to better position us for the Spring selling season. In addition, we continue to see strong customer response to CRAFTSMAN® with market share gains in each product category since introducing the brand. We are also seeing positive results from our investment in job lot quantities to better meet the needs of the Pro customer. Although we still have work to do to transform this company, our 2019 four key focus areas demonstrate that we are aligned on the right initiatives to achieve our long-term targets.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year[1]
	2018[2]	2017[2]	2018 vs. 2017	2018 vs. 2017
Net sales	100.00%	100.00%	N/A	3.9%
Gross margin	32.12	32.69	(57)	2.1
Expenses:
Selling, general and administrative	24.41	21.04	337	20.6
Depreciation and amortization	2.07	2.05	2	5.2
Operating income	5.64	9.60	(396)	(39.0)
Interest - net	0.88	0.92	(4)	(1.3)
Loss on extinguishment of debt	—	0.68	(68)	(100.0)
Pre-tax earnings	4.76	8.00	(324)	(38.2)
Income tax provision	1.52	2.98	(146)	(47.1)
Net earnings	3.24%	5.02%	(178)	(32.9)%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year[1]
	2017[2]	2016[2]	2017 vs. 2016	2017 vs. 2016
Net sales	100.00%	100.00%	N/A	5.5%
Gross margin	32.69	33.34	(65)	3.5
Expenses:
Selling, general and administrative	21.04	22.12	(108)	0.5
Depreciation and amortization	2.05	2.23	(18)	(3.4)
Operating income	9.60	8.99	61	12.6
Interest - net	0.92	0.99	(7)	(2.0)
Loss on extinguishment of debt	0.68	—	68	N/A
Pre-tax earnings	8.00	8.00	—	5.5
Income tax provision	2.98	3.24	(26)	(3.2)
Net earnings	5.02%	4.76%	26	11.5%

[1]	The fiscal year ended February 3, 2017 had 53 weeks. The fiscal years ended February 1, 2019 and February 2, 2018 had 52 weeks.

[2]
In the fourth quarter of fiscal 2018, we changed our method of accounting for shipping and handling costs from the Company’s stores, distribution centers, and other locations to customers. Under the new accounting principle, shipping and handling costs related to the delivery of products from the Company to customers are included in costs of sales, whereas they were previously included in selling, general, and administrative expense, and depreciation and amortization. Amounts presented for fiscal years 2018, 2017, and 2016 reflect adjusted amounts in accordance with this accounting principle change.

Other Metrics	2018	2017	2016
Comparable sales increase [2]	2.4%	4.0%	4.2%
Total customer transactions (in millions) [1]	941	953	945
Average ticket [3]	$75.79	$72.00	$68.83
At end of year:
Number of stores	2,015	2,152	2,129
Sales floor square feet (in millions)	209	215	213
Average store size selling square feet (in thousands) [4]	104	100	100
Return on average assets [5]	6.4%	9.5%	8.9%
Return on average shareholders’ equity [6]	43.8%	59.2%	44.4%
Return on invested capital [7]	12.8%	18.8%	15.8%

[1]	The fiscal year ended February 3, 2017 had 53 weeks. The fiscal years ended February 1, 2019 and February 2, 2018 had 52 weeks.

[2]
A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to exit is no longer considered comparable as of the beginning of the month in which we announce its exit. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted fiscal 2018 and fiscal 2017 by approximately 80 basis points and 120 basis points, respectively. Online sales did not have a meaningful impact on fiscal 2016. The comparable store sales calculation for fiscal 2016 included in the preceding table was calculated using sales for a comparable 53-week period.

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

(In millions, except percentage data)	2018	2017	2016
Calculation of Return on Invested Capital
Numerator
Net earnings	$2,314	$3,447	$3,093
Plus:
Interest expense - net	624	633	645
Loss on extinguishment of debt	—	464	—
Provision for income taxes	1,080	2,042	2,108
Net operating profit	4,018	6,586	5,846
Less:
Income tax adjustment [1]	1,278	2,450	2,370
Net operating profit after tax	$2,740	$4,136	$3,476

Denominator
Average debt and equity [2]	$21,381	$21,999	$21,958

Return on invested capital	12.8%	18.8%	15.8%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 31.8%, 37.2%, and 40.5% for 2018, 2017, and 2016, respectively.

[2]	Average debt and equity is defined as average debt, including current maturities and short-term borrowings, plus total equity for the last five quarters.

Adjusted Diluted Earnings Per Share
Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items not contemplated in the Company’s business outlooks for 2018, 2017, and 2016. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

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

	2018			2017
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$2.84			$4.09
Non-GAAP Adjustments - per share impacts
Canadian goodwill impairment[1]	1.17	(0.03)	1.14	—	—	—
Orchard Supply Hardware charges[2]	0.68	(0.17)	0.51	—	—	—
U.S. & Canada charges [3]	0.33	(0.08)	0.25	—	—	—
Mexico impairment charges [4]	0.30	0.01	0.31	—	—	—
Non-core activities charges [5]	0.06	(0.02)	0.04	—	—	—
Project Specialists Interiors charge [6]	0.02	—	0.02
Impact of tax reform [7]	—	—	—	—	0.02	0.02
One-time cash bonus attributable to tax reform [8]	—	—	—	0.08	(0.03)	0.05
Gain on sale of interest in Australian joint venture [9]	—	—	—	(0.11)	—	(0.11)
Loss on extinguishment of debt [10]	—	—	—	0.55	(0.21)	0.34
Adjusted diluted earnings per share			$5.11			$4.39

[1]
Represents costs associated with the goodwill impairment of the Company’s Canadian operations. The majority of the charge was non-deductible for tax purposes, and therefore, had an insignificant tax impact.

[2]
Represents costs associated with the Company’s decision to close all Orchard Supply Hardware locations as part of a strategic reassessment of our business. Costs included long-lived asset impairments, discontinued projects, accelerated depreciation and amortization, severance and lease obligation costs.

[3]
Represents costs associated with the Company’s decision to close 20 U.S. stores and 31 stores and other locations in Canada during 2018 as part of a strategic reassessment of our business. Costs included long-lived asset impairments, accelerated depreciation and amortization, severance and lease obligation costs.

[4]
Represents impairment charges associated with the Company’s decision to exit its retail operations in Mexico as part of a strategic reassessment of our business. This decision resulted in negative tax impacts associated with the re-capture of previously deducted operating losses and other non-deductible amounts.

[5]
Represents costs associated with the Company’s decision to exit certain non-core activities within its U.S. home improvement business as part of a strategic reassessment of our business. Costs included long-lived asset impairment, severance and lease obligation costs, and inventory write-down.

[6]	Represents severance obligations associated with the elimination of the Project Specialists Interiors position as part of a strategic reassessment of our business.

[7]	Represents the net impact related to the passage of the Tax Cuts and Jobs Act of 2017.

[8]	Represents the one-time cash bonus for eligible hourly employees attributable to the passage of the Tax Cuts and Jobs Act of 2017.

[9]
Represents the gain from the sale of the Company’s interest in its Australian joint venture with Woolworths. This gain had no impact on the Company’s income tax provision due to the reduction of a previously established deferred tax valuation allowance.

[10]	Represents the loss on extinguishment of debt in connection with a $1.6 billion cash tender offer.

Fiscal 2018 Compared to Fiscal 2017

Net Sales – Net sales increased 3.9% to $71.3 billion in 2018. The increase in total sales was driven primarily by 2.4% comparable sales growth, the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in a reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales (+1.1%), and new stores (+0.5%). The comparable sales increase of 2.4% in 2018 was driven primarily by a 3.4% increase in comparable average ticket offset by a 1.1% decrease in comparable customer transactions. Comparable sales increases during each quarter of the fiscal year, as reported, were 0.6% in the first quarter, 5.2% in the second quarter, 1.5% in the third quarter, and 1.7% in the fourth quarter.

During 2018, we experienced comparable sales increases in eight of 11 product categories. We experienced low single-digit negative comparable sales in Flooring and Fashion Fixtures, primarily due to inventory out-of-stocks, poor reset execution, and assortment misalignment, as well as flat comparable sales in Paint. Comparable sales increases were above the company average in Appliances, Lumber & Building Materials, Lawn & Garden, and Rough Plumbing & Electrical. Strong brand and service advantages in Appliances drove strong comparable sales during the year. Lumber & Building Materials benefited from increased demand from the Pro customer. Strength in Lawn & Garden was driven primarily by lawn care, live goods, and landscape products. We also achieved strong comparable sales in Rough Plumbing & Electrical driven by continued improvements in brand relevance and demand from the Pro customer. Geographically, 12 of 14 U.S. regions experienced positive comparable sales with the strongest results in the South and North, with the remaining two regions experiencing approximately flat comparable sales.

During the fourth quarter of 2018, we experienced comparable sales increases in eight of 11 product categories. Comparable sales increases were above the company average in Lawn & Garden, Appliances, Tools & Hardware, Lumber & Building Materials, and Paint. Strength in Lawn & Garden was driven primarily by landscape products and live goods. Strong brand and service advantages in Appliances drove comparable sales during the quarter. Strength in Tools & Hardware was primarily driven by promotional activity as well as strong customer response to the roll-out of CRAFTSMAN® products. We achieved strong comparable sales in Lumber & Building materials driven by continued recovery efforts from hurricane activity and strong demand from the Pro customer. Performance in Paint was supported by our focus on retail fundamentals, as well as our exclusive partnership with Sherwin Williams®. We experienced low single-digit negative comparable sales in Flooring, Fashion Fixtures, and Rough Plumbing & Electrical due primarily to poor reset execution. In addition, Rough Plumbing & Electrical was negatively impacted by commodity movement, as well as comparisons to hurricane related activity in the prior year. Geographically, 11 of 14 U.S. regions experienced increases in comparable sales. Three regions experienced negative comparable sales, including the Houston, TX and Tampa, FL markets, which faced tough prior year comparisons from Hurricanes Harvey and Irma.

Gross Margin – Gross margin as a percentage of sales for 2018 decreased 57 basis points compared to 2017. Gross margin was negatively impacted by approximately 60 basis points due to our inventory rationalization efforts to eliminate less productive SKUs and reduce clutter in our stores, along with reset-related clearance activity. In addition, we experienced approximately 40 basis points of deleverage due to increased distribution and delivery costs and approximately 15 basis points of deleverage due to product mix shifts. This was partially offset by approximately 80 basis points due to the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in a reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales.

During the fourth quarter of 2018, gross margin decreased 74 basis points as a percentage of sales. Gross margin was negatively impacted by approximately 55 basis points of pressure from substitute items that were offered over Black Friday weekend due to inventory shortages on advertised items, as well as accelerated clearance activity for holiday inventory in order to better position us for the Spring selling season. We also experienced approximately 45 basis points of deleverage from distribution and delivery costs as we added new supply chain facilities to the network, coupled with increases in transportation costs, as well as an increase in customer deliveries. In addition, we experienced approximately 40 basis points of deleverage due to tariffs and other cost increases, and 25 basis points of deleverage due to product mix shifts. This was partially offset by 108 basis points due to the adoption of the revenue recognition accounting standard ASU 2014-09.

SG&A – SG&A expense for 2018 deleveraged 337 basis points as a percentage of sales compared to 2017. This was primarily driven by 135 basis points of deleverage due to the goodwill impairment charge associated with our Canadian business, 87 basis points of deleverage due to the adoption of the revenue recognition accounting standard ASU 2014-09, which primarily resulted in a reclassification of profit sharing income associated with the proprietary credit program from SG&A to sales, and the following associated with the strategic reassessment of the Company during fiscal 2018:

•	66 basis points of deleverage due to the closing of all Orchard Supply Hardware locations, associated with long-lived asset impairments and discontinued projects, severance and lease obligation costs;

•	35 basis points of deleverage related to the decision to exit retail operations in Mexico, associated with impairment charges;

•
31 basis points of deleverage due to the closing of 20 under-performing stores in the U.S. and 31 Canadian stores and other locations, associated with long-lived asset impairment, severance and lease obligation costs, and;

•	Four basis points of deleverage due to the exit of certain non-core activities and the elimination of the Project Specialists Interiors position.

These were partially offset by 15 basis points of leverage in operating salaries.

For the fourth quarter of 2018, SG&A expense deleveraged 992 basis points as a percentage of sales compared to the fourth quarter of 2017. This was primarily driven by 617 basis points of deleverage due to the goodwill impairment charge associated with our Canadian business, 108 basis points of deleverage due to adoption of the revenue recognition accounting standard ASU 2014-09, and the following associated with the strategic reassessment of the Company during fiscal 2018:

•	144 basis points of deleverage related to the decision to exit retail operations in Mexico, associated with impairment charges;

•	135 basis points of deleverage due to the closing of all Orchard Supply Hardware locations, associated with lease obligations costs;

•	64 basis points of deleverage due to the closing of 20 under-performing stores in the U.S. and 31 Canadian stores and other locations, associated with severance and lease obligation costs, and;

•	10 basis points of deleverage due to the exit of certain non-core activities and the elimination of the Project Specialists.
These were partially offset by 52 basis points of leverage in operating salaries from expense management and 39 basis points of leverage in incentive compensation due to lower attainment levels.

Depreciation and Amortization – Depreciation and amortization expense deleveraged two basis points for 2018 compared to 2017, primarily due to deleverage of 13 basis points of accelerated depreciation related to the closing of all Orchard Supply Hardware locations and seven basis points of accelerated depreciation related to the closing of 20 U.S. and 31 Canadian stores and other locations announced in the third quarter of 2018. These were partially offset by assets becoming fully depreciated. Property, less accumulated depreciation, decreased to $18.4 billion at February 1, 2019, compared to $19.7 billion at February 2, 2018.  As of February 1, 2019 and February 2, 2018, we owned 83% and 79% of our stores, respectively, which included stores on leased land.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2018	2017
Interest expense, net of amount capitalized	$642	$638
Amortization of original issue discount and loan costs	10	11
Interest income	(28)	(16)
Interest - net	$624	$633

Net interest expense in 2018 decreased primarily as a result of the prior year cash tender offer to purchase and retire $1.6 billion aggregate principal amount of our outstanding notes in the first quarter of 2017 and the payoff of scheduled debts at maturity. In addition, interest income increased over the prior year due to higher average interest rates associated with the Company’s cash balances. These were partially offset by the issuance of unsecured notes in May 2017, as well as an increase in interest rates over the prior year.

Loss on Extinguishment of Debt - During the first quarter of 2017, we repurchased and retired $1.6 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $464 million.

Income Tax Provision - Our effective income tax rate was 31.8% in 2018 compared to 37.2% in 2017. The Company was impacted by the passage of the Tax Cuts and Job Act (the Tax Act), effective January 1, 2018, which provided a reduction in the statutory federal tax rate from 35% to 21%.  For 2018, the favorable impact of the tax reform was offset by the majority of the Canadian goodwill impairment not being deductible for tax purposes, as well as negative tax impacts associated with the decision to exit Mexico, which is expected to result in the recapture of previously deducted operating losses and other non-deductible losses.

The effective passage date of the Tax Act resulted in the usage of a blended rate for fiscal 2017 of 33.7%.  The rate was also impacted by the one-time repatriation tax. The new rate of 21% was applied against the Company’s deferred tax balances in fiscal 2017, which resulted in a decrease of its overall deferred tax assets for that year.

Our effective income tax rate for the fourth quarter of 2018 was negatively impacted by the non-deductibility of a majority of the goodwill impairment charge related to our Canadian business, as well as the negative tax consequences of exiting our retail operations in Mexico. The tax impacts of these items were $292 million and $83 million, respectively. In addition, the enactment of the Tax Act, effective January 1, 2018, decreased the statutory Federal rate from 35% to 21%.

Fiscal 2017 Compared to Fiscal 2016

For the purpose of the following discussion, comparable store sales, comparable store average ticket, and comparable store customer transactions are based upon comparable 52-week periods.

Net Sales – Net sales increased 5.5% to $68.6 billion in 2017. The increase in total sales was driven by 4.0% comparable sales growth, the addition of RONA during the second quarter of 2016 (+2.2%), new stores (+0.7%), and the acquisition of Maintenance Supply Headquarters (+0.3%), partially offset by the impact of the 53rd week in 2016 and resulting week shift in 2017 (-1.3%). RONA retail sales are included in comparable sales beginning in Q2 2017. The comparable sales increase of 4.0% in 2017 was driven primarily by a 4.1% increase in comparable average ticket offset by a 0.1% decrease in comparable customer transactions. Comparable sales increases during each quarter of the fiscal year, as reported, were 1.9% in the first quarter, 4.5% in the second quarter, 5.7% in the third quarter, and 4.1% in the fourth quarter.

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

Gross Margin – Gross margin of 32.69% for 2017 represented a 65 basis point decrease from 2016. Gross margin was negatively impacted approximately 25 basis points due to competitive actions, approximately 10 basis points due to mix of products sold, and approximately 10 basis points due to damaged, clearance and non-productive inventory. In addition, delivery costs negatively impacted gross margin by 21 basis points.

During the fourth quarter of 2017, gross margin of 32.04% decreased 99 basis points as a percentage of sales. Gross margin was negatively impacted approximately 45 basis points due to rate pressures associated with damaged, clearance and non-productive inventory, as well as competitive actions, and inflation in lumber. In addition, gross margin was negatively impacted by approximately 10 basis points due to mix of products sold and approximately 10 basis points due to higher shrink rates. Delivery costs also negatively impacted gross margin by 31 basis points.

SG&A – SG&A expense for 2017 leveraged 108 basis points as a percentage of sales compared to 2016. This was primarily driven by 59 basis points of leverage attributable to the prior year non-cash impairment charge related to the investment in the Australian joint venture and the current year gain on sale of our interest in the Australian joint venture, 28 basis points of leverage in operating salaries, 15 basis points of leverage primarily due to the prior year write-off of canceled technology-enabled projects, and 12 basis points of leverage associated with goodwill and long-lived asset impairments related to Orchard operations in the prior year. These were partially offset by 12 basis points of deleverage due to the prior year settlement of the foreign currency option contract entered into in advance of the RONA acquisition, and nine basis points of deleverage in risk insurance.

For the fourth quarter of 2017, SG&A expense leveraged three basis points as a percentage of sales compared to the fourth quarter of 2016. This was primarily driven by 53 basis points of leverage associated with severance and related costs in the prior year for organizational changes in the stores, distribution centers, and corporate offices, 32 basis points in incentive compensation due to lower attainment levels compared to the prior year, and 20 basis points of leverage in employee insurance costs. These were partially offset by 42 basis points of deleverage due to the one-time Tax Reform bonus and 14 basis points of deleverage in advertising as a result of our efforts to amplify consumer messaging. Certain other costs also deleveraged as a result of the week shift related to the 53rd week in the prior fiscal year.

Depreciation and Amortization – Depreciation and amortization expense leveraged 18 basis points for 2017 compared to 2016 primarily due to the increase in sales, as well as assets becoming fully depreciated, partially offset by the incremental expense due to the acquisition of Maintenance Supply Headquarters. Property, less accumulated depreciation, decreased to $19.7 billion at February 2, 2018, compared to $19.9 billion at February 3, 2017.  As of February 2, 2018 and February 3, 2017, we owned 79% of our stores, which included stores on leased land.

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

Income Tax Provision - Our effective income tax rate was 37.2% in 2017 compared to 40.5% in 2016. During 2017, the Company was impacted by the passage of the Tax Act, which provided a reduction in the statutory Federal rate from 35% to 21%. The effective date of January 1, 2018, resulted in the usage of a blended rate for the year of 33.7% for the Company. The new rate of 21% was applied against the Company’s deferred balances resulting in a decrease of its overall deferred tax assets. The rate was also impacted by the one-time repatriation tax enacted under Internal Revenue Code Section 965. In 2016, final and temporary regulations were issued under Internal Revenue Code Section 987, which negatively impacted the Company’s income tax rate due to the adjustment of deferred tax assets associated with cumulative currency translation adjustments related to certain of the Company’s international operations.  In addition, the Company recorded a deferred tax asset related to the investment in the Australian joint venture with Woolworths associated with the non-cash impairment charge that occurred during 2016.  The deferred tax asset associated with this loss was offset with the establishment of a full valuation allowance due to the fact the benefit of this loss can only be realized to the extent the Company has available capital gains for offset, and no present or future capital gains have been identified through which this deferred tax asset can be realized.

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

Cash Flows Provided by Operating Activities

(In millions)	2018	2017	2016
Net cash provided by operating activities	$6,193	$5,065	$5,617

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for 2018, when compared to 2017, was driven primarily by changes in working capital.

The decrease in net cash provided by operating activities for 2017, when compared to 2016, was driven primarily by changes in working capital and was partially offset by an increase in net earnings, adjusted for non-cash expenses.

Cash Flows Used in Investing Activities

(In millions)	2018	2017	2016
Net cash used in investing activities	$(1,080)	$(1,441)	$(3,361)

Net cash used in investing activities primarily consist of transactions related to capital expenditures and business acquisitions.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. Capital expenditures were $1.2 billion in 2018, $1.1 billion in 2017, and $1.2 billion in 2016. The following table provides the allocation of capital expenditures for 2018, 2017, and 2016:

	2018	2017	2016
Existing store investments ¹	60%	50%	55%
Strategic initiatives ²	20%	10%	10%
New stores and international [3]	20%	40%	35%
Total capital expenditures	100%	100%	100%

¹ Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.
² Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term.
3 Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects as well as expenditures related to our international operations.

Our 2019 capital expenditures forecast is approximately $1.6 billion. The following table provides the allocation of our fiscal 2019 capital expenditures forecast:

2019
Existing store investments	65%
Strategic initiatives	20%
New stores and international	15%

Business Acquisitions

In 2017, we paid $509 million, net of cash received, to acquire Maintenance Supply Headquarters, in order to enable us to deepen and broaden our relationship with the Pro customer and better serve their needs. In 2016, we used $2.3 billion, net of cash received, to acquire RONA, in order to enable us to accelerate our growth strategy in the Canadian home improvement market. See Note 4 to the consolidated financial statements included herein for additional information regarding our business acquisitions.

Cash Flows Used in Financing Activities

(In millions)	2018	2017	2016
Net cash used in financing activities	$(5,124)	$(3,607)	$(2,092)

Net cash used in financing activities primarily consist of transactions related to our short-term borrowings, long-term debt, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

In September 2018, the Company entered into a $1.75 billion five year unsecured revolving second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) with a syndicate of banks. The Second Amended and Restated Credit Agreement amends and restates the Company’s amended and restated credit agreement, dated November 23, 2016 (the Amended and Restated Credit Agreement), to among other things (i) extend the maturity date of the revolving credit facility to September 2023 and (ii) modify the revolving commitments of the existing lenders. In January 2019, the Company increased the aggregate availability under the Second Amended and Restated Credit Agreement by $230 million for a total of $1.98 billion available. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $270 million.

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

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement both support our commercial paper program. The amount available to be drawn under the Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement is reduced by the amount of borrowings under our commercial paper program. All of our short-term borrowings in 2018, 2017, and 2016 were under the commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $722 million, with a weighted average interest rate of 2.81%, as of February 1, 2019, and $1.1 billion, with a weighted average interest rate of 1.85%, as of February 2, 2018. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement or the 364-Day Credit Agreement as of February 1, 2019. There were no outstanding borrowings under the Amended and Restated Credit Agreement as of February 2, 2018. Our commercial paper program, along with cash flows generated from operations, is typically utilized during our fourth fiscal quarter to build inventory in anticipation of the spring selling season. The following table includes additional information related to our short-term borrowings for 2018, 2017, and 2016:

(In millions, except for interest rate data)	2018	2017	2016
Net change in short-term borrowings	$(415)	$625	$466
Amount outstanding at year-end	$722	$1,137	$510
Maximum amount outstanding at any month-end	$892	$1,137	$658
Weighted-average interest rate of short-term borrowings outstanding	2.81%	1.85%	1.01%

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement contains customary representations, warranties, and covenants. We were in compliance with those covenants at February 1, 2019. See Note 9 to the consolidated financial statements included herein for additional information regarding our short-term borrowings.

Long-term Debt

The following table includes additional information related to the Company’s long-term debt for 2018, 2017, and 2016:

(In millions)	2018	2017	2016
Net proceeds from issuance of long-term debt	$—	$2,968	$3,267
Repayment of long-term debt	$(326)	$(2,849)	$(1,173)

In 2018, we paid approximately $250 million to retire scheduled debts at maturity.

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

Our ratio of debt to capital (equity plus debt) was 81.7% and 74.3% as of February 1, 2019, and February 2, 2018, respectively.

See Note 10 to the consolidated financial statements included herein for additional information regarding our long-term debt.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for 2018, 2017, and 2016:

(In millions, except per share data)	2018	2017	2016
Total amount paid for share repurchases	$3,037	$3,192	$3,595
Total number of shares repurchased	31.6	39.9	48.0
Average price paid per share	$96.18	$80.01	$74.89

As of February 1, 2019, we had $13.9 billion remaining under our share repurchase program with no expiration date. We expect to repurchase shares totaling between $6.0 billion and $7.5 billion in 2019. See Note 11 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

In 2018, we increased our quarterly dividend payment 17% to $0.48 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for 2018, 2017, and 2016:

(In millions, except per share data and percentage data)	2018	2017	2016
Total cash dividend payments	$1,455	$1,288	$1,121
Dividends paid per share	$1.78	$1.52	$1.26
Dividend payout ratio	63%	37%	36%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of April 1, 2019, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The lowering of our credit ratings during the fourth quarter of fiscal 2018 did not have a material impact on our access to liquidity or to our interest costs.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	BBB+[1]	Baa1[2]
Outlook	Stable	Stable
1 On December 12, 2018, S&P lowered the issuer credit ratings of the Company’s senior debt from A- to BBB+, with a Stable outlook.
2 On December 12, 2018, Moody’s lowered the issuer credit ratings of the Company’s senior debt from A3 to Baa1, with a Stable outlook.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at February 1, 2019:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discount and debt issuance costs)	$14,865	$1,050	$1,526	$1,266	$11,023
Long-term debt (interest payments)	8,709	570	1,066	950	6,123
Capitalized lease obligations [1,2]	1,266	133	177	173	783
Operating leases [1]	5,365	595	1,169	992	2,609
Purchase obligations [3]	1,022	564	438	20	—
Total contractual obligations	$31,227	$2,912	$4,376	$3,401	$20,538

	Amount of Commitment Expiration by Period
Commercial Commitments (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit [4]	$59	$58	$1	$—	$—

[1]	Amounts do not include taxes, common area maintenance, insurance, or contingent rent because these amounts have historically been insignificant.

[2]	Amounts include imputed interest and residual values.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included herein.  We believe that the following accounting policies affect the most significant estimates and management judgments used in preparing the consolidated financial statements.

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2018, our reserve increased approximately $1 million to $78 million as of February 1, 2019.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  During 2018, the inventory shrinkage reserve increased approximately $10 million to $222 million as of February 1, 2019.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $5 million for 2018. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrinkage reserve would have affected net earnings by approximately $17 million for 2018.

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

We evaluate locations for triggering events relating to long-lived asset impairment on a quarterly basis to determine when a location’s asset may not be recoverable. For operating locations, our primary indicator that assets may not be recoverable is consistently negative cash flow for a 12-month period for those locations that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing operating results. Management also monitors other factors when evaluating operating locations for impairment, including individual locations’ execution of their operating plans and local market conditions, including incursion, which is the opening of either other Lowe’s locations or those of a direct competitor within the same market. We also consider there to be a triggering event when there is a current expectation that it is more likely than not that a given location will be closed significantly before the end of its previously estimated useful life.

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

Effect if actual results differ from assumptions
During fiscal year 2018, the Company recorded impairment charges totaling $331 million within selling, general and administrative expenses in the consolidated statements of earnings. We have not made any material changes in the methodology used to estimate the future cash flows of operating locations or locations identified for closure during the past three fiscal years. If the actual results are not consistent with the assumptions and judgments we have made in determining whether it is more likely than not that a location will be closed significantly before the end of its useful life or in estimating future cash flows and determining asset fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

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

Effect if actual results differ from assumptions
During 2018, 133 stores under operating lease were closed. We recorded $341 million of expense for store closing lease obligations during 2018. These charges include $319 million related to new liabilities recorded during 2018 and $22 million of adjustments related to previously recorded liabilities.

We have not made any material changes in the methodology used to estimate the expected future cash flows of closed locations under operating leases during the past three fiscal years.  If the actual results are not consistent with the assumptions and judgments we have made in estimating expected future cash flows, our store closing lease obligation losses could vary positively or negatively from our estimated losses.  A 10% change in the store closing lease liability would have affected net earnings by approximately $27 million for fiscal year 2018.

Goodwill

Description

Goodwill is not amortized but is evaluated for impairment at least annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is necessary.

The quantitative goodwill impairment test used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on a combination of an income approach, based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. If the fair value exceeds carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The income tax effect from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable, is considered in determining the goodwill impairment loss.

Judgments and uncertainties involved in the estimate
The determination of the fair value of the reporting units requires us to make significant estimates and assumptions, including store growth rates, existing store sales growth rates, forecasting expenses and selecting appropriate discount rates.

Effect if actual results differ from assumptions
During the fourth quarter of fiscal year 2018, we determined our Canadian Retail and Canadian Distribution reporting units were impaired. We recorded an impairment loss related to the Canadian reporting units of $952 million within selling, general and administrative expenses in the consolidated statements of earnings, which represents the entire amount of goodwill allocated to these reporting units.

The carrying value of goodwill as of February 1, 2019, was $303 million. The fair value of the U.S. Home Improvement reporting unit is substantially in excess of the carrying value, and we, therefore, do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plan, and certain medical and dental claims. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $7.5 million per occurrence involving general or product liability, and $10 million per occurrence involving automobile. We do not have any insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2018, our self-insurance liability increased approximately $63 million to $953 million as of February 1, 2019.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $71 million for 2018. A 100 basis point change in our discount rate would have affected net earnings by approximately $21 million for 2018.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity” and similar expressions are forward-looking statements. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Forward-looking statements include, but are not limited to, statements about future financial and operating results, Lowe’s plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, Lowe’s strategic initiatives, including those relating to acquisitions and dispositions by Lowe’s and the expected impact of such transactions on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts.  Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of February 1, 2019.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of February 1, 2019, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 1, 2019 and February 2, 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 1, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2019 and February 2, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2019 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting to reclassify shipping and handling costs relating to the delivery of products to customers from selling, general and administrative and depreciation and amortization to cost of sales in the fiscal year ended February 1, 2019. This change in accounting principle has been retrospectively applied to the consolidated financial statements for the fiscal years ended February 2, 2018 and February 3, 2017.

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
April 1, 2019

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of  February 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 1, 2019 of the Company and our report dated April 1, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the reclassification of shipping and handling costs relating to the delivery of products to customers from selling, general and administrative and depreciation and amortization to cost of sales.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
April 1, 2019

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	February 1, 2019	% Sales	February 2, 2018	% Sales	February 3, 2017	% Sales
Fiscal years ended on
Net sales	$71,309	100.00%	$68,619	100.00%	$65,017	100.00%
Cost of sales	48,401	67.88	46,185	67.31	43,343	66.66
Gross margin	22,908	32.12	22,434	32.69	21,674	33.34
Expenses:
Selling, general and administrative	17,413	24.41	14,444	21.04	14,375	22.12
Depreciation and amortization	1,477	2.07	1,404	2.05	1,453	2.23
Operating income	4,018	5.64	6,586	9.60	5,846	8.99
Interest - net	624	0.88	633	0.92	645	0.99
Loss on extinguishment of debt	—	—	464	0.68	—	—
Pre-tax earnings	3,394	4.76	5,489	8.00	5,201	8.00
Income tax provision	1,080	1.52	2,042	2.98	2,108	3.24
Net earnings	$2,314	3.24%	$3,447	5.02%	$3,093	4.76%

Basic earnings per common share	$2.84		$4.09		$3.48
Diluted earnings per common share	$2.84		$4.09		$3.47
Cash dividends per share	$1.85		$1.58		$1.33

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	February 1, 2019	% Sales	February 2, 2018	% Sales	February 3, 2017	% Sales
Fiscal years ended on
Net earnings	$2,314	3.24%	$3,447	5.02%	$3,093	4.76%
Foreign currency translation adjustments - net of tax	(221)	(0.30)	251	0.37	154	0.23
Net unrealized investment gain - net of tax	1	—	—	—	—	—
Other comprehensive income/(loss)	(220)	(0.30)	251	0.37	154	0.23
Comprehensive income	$2,094	2.94%	$3,698	5.39%	$3,247	4.99%

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

		February 1, 2019	February 2, 2018

Assets
Current assets:
Cash and cash equivalents		$511	$588
Short-term investments		218	102
Merchandise inventory - net		12,561	11,393
Other current assets		938	689
Total current assets		14,228	12,772
Property, less accumulated depreciation		18,432	19,721
Long-term investments		256	408
Deferred income taxes - net		294	168
Goodwill		303	1,307
Other assets		995	915
Total assets		$34,508	$35,291

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings		$722	$1,137
Current maturities of long-term debt		1,110	294
Accounts payable		8,279	6,590
Accrued compensation and employee benefits		662	747
Deferred revenue		1,299	1,378
Other current liabilities		2,425	1,950
Total current liabilities		14,497	12,096
Long-term debt, excluding current maturities		14,391	15,564
Deferred revenue - extended protection plans		827	803
Other liabilities		1,149	955
Total liabilities		30,864	29,418

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $5 par value, none issued		—	—
Common stock - $.50 par value;
Shares issued and outstanding
February 1, 2019	801
February 2, 2018	830	401	415
Capital in excess of par value		—	22
Retained earnings		3,452	5,425
Accumulated other comprehensive income/(loss)		(209)	11
Total shareholders’ equity		3,644	5,873
Total liabilities and shareholders’ equity		$34,508	$35,291
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Lowe’s Companies, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance January 29, 2016	910	$455	$—	$7,593	$(394)	$7,654	$—	$7,654
Net earnings				3,091		3,091	2	3,093
Other comprehensive income					154	154		154
Tax effect of non-qualified stock options exercised and restricted stock vested			57			57		57
Cash dividends declared, $1.33 per share				(1,169)		(1,169)		(1,169)
Share-based payment expense			104			104		104
Repurchase of common stock	(48)	(24)	(279)	(3,274)		(3,577)		(3,577)
Issuance of common stock under share-based payment plans	4	2	136			138		138
Noncontrolling interest resulting from acquisition						$—	$109	$109
Dividends paid to noncontrolling interest holders						$—	$(2)	$(2)
Purchase of noncontrolling interest			$(18)			$(18)	$(109)	$(127)
Balance February 3, 2017	866	$433	$—	$6,241	$(240)	$6,434	$—	$6,434
Net earnings				3,447		3,447		3,447
Other comprehensive income					251	251		251
Cash dividends declared, $1.58 per share				(1,324)		(1,324)		(1,324)
Share-based payment expense			99			99		99
Repurchase of common stock	(40)	(20)	(215)	(2,939)		(3,174)		(3,174)
Issuance of common stock under share-based payment plans	4	2	138			140		140
Balance February 2, 2018	830	$415	$22	$5,425	$11	$5,873	$—	$5,873
Cumulative effect of accounting change				33		33		33
Net earnings				2,314		2,314		2,314
Other comprehensive loss					(220)	(220)		(220)
Cash dividends declared, $1.85 per share				(1,500)		(1,500)		(1,500)
Share-based payment expense			74			74		74
Repurchase of common stock	(32)	(16)	(209)	(2,820)		(3,045)		(3,045)
Issuance of common stock under share-based payment plans	3	2	113			115		115
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644	$—	$3,644
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	February 1, 2019	February 2, 2018	February 3, 2017
Fiscal years ended on
Cash flows from operating activities:
Net earnings	$2,314	$3,447	$3,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,607	1,540	1,590
Deferred income taxes	(151)	53	28
Loss on property and other assets - net	630	40	143
Impairment of goodwill	952	—	—
Loss on extinguishment of debt	—	464	—
(Gain) loss on cost method and equity method investments	9	(82)	302
Share-based payment expense	74	99	90
Changes in operating assets and liabilities:
Merchandise inventory – net	(1,289)	(791)	(178)
Other operating assets	(110)	250	(183)
Accounts payable	1,720	(92)	653
Other operating liabilities	437	137	79
Net cash provided by operating activities	6,193	5,065	5,617

Cash flows from investing activities:
Purchases of investments	(1,373)	(981)	(1,192)
Proceeds from sale/maturity of investments	1,393	1,114	1,254
Capital expenditures	(1,174)	(1,123)	(1,167)
Proceeds from sale of property and other long-term assets	76	45	37
Purchases of derivative instruments	—	—	(103)
Proceeds from settlement of derivative instruments	—	—	179
Acquisition of business - net	—	(509)	(2,356)
Other – net	(2)	13	(13)
Net cash used in investing activities	(1,080)	(1,441)	(3,361)

Cash flows from financing activities:
Net change in short-term borrowings	(415)	625	466
Net proceeds from issuance of long-term debt	—	2,968	3,267
Repayment of long-term debt	(326)	(2,849)	(1,173)
Proceeds from issuance of common stock under share-based payment plans	114	139	139
Cash dividend payments	(1,455)	(1,288)	(1,121)
Repurchase of common stock	(3,037)	(3,192)	(3,595)
Other – net	(5)	(10)	(75)
Net cash used in financing activities	(5,124)	(3,607)	(2,092)

Effect of exchange rate changes on cash	(12)	13	(11)

Net increase/(decrease) in cash and cash equivalents, including cash classified within current assets held for sale	(23)	30	153
Less: Net increase in cash classified within current assets held for sale	(54)	—	—
Net increase/(decrease) in cash and cash equivalents	(77)	30	153
Cash and cash equivalents, beginning of year	588	558	405
Cash and cash equivalents, end of year	$511	$588	$558
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 1, 2019, FEBRUARY 2, 2018 AND FEBRUARY 3, 2017

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 2,002 stores in the United States and Canada at February 1, 2019.  In addition, as of February 1, 2019, Lowe’s operated 13 stores in Mexico; however, on November 20, 2018, the Company announced its plans to exit its retail operations in Mexico. Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Fiscal years 2018 and 2017 each contained 52 weeks and fiscal 2016 contained 53 weeks. All references herein for the years 2018, 2017, and 2016 represent the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

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

Investments - Investments generally consist of money market funds, corporate debt securities, and agency securities, all of which are classified as available-for-sale.  Available-for-sale securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income/loss. Gross unrealized gains and losses were not significant for any of the periods presented.

The proceeds from sales of available-for-sale securities were $506 million, $523 million, and $505 million for 2018, 2017, and 2016, respectively.  Gross realized gains and losses on the sale of available-for-sale securities were not significant for any of the periods presented.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Investments classified as long-term at February 1, 2019, will mature in one to 16 years, based on stated maturity dates.

The Company classifies as investments restricted balances primarily pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $218 million at February 1, 2019, and $86 million at February 2, 2018.  Restricted balances included in long-term investments were $256 million at February 1, 2019, and $381 million at February 2, 2018.

Merchandise Inventory - The majority of the Company’s inventory is stated at the lower of cost and net realizable value using the first-in, first-out method of inventory accounting. Inventory for certain subsidiaries representing approximately 7% and 10% of the consolidated inventory balances as of February 1, 2019 and February 2, 2018, respectively, are stated at lower of cost and net realizable value using other inventory methods, including the weighted average cost method and the retail inventory method. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

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

Sale of Business Accounts Receivable - The Company has an agreement with Synchrony Bank (Synchrony) under which Synchrony purchases at face value commercial business accounts receivable originated by the Company and services these accounts.  The Company primarily accounts for these transfers as sales of the accounts receivable.  When the Company transfers its commercial business accounts receivable, it retains certain interests in those receivables, including the funding of a loss reserve and its obligation related to Synchrony’s ongoing servicing of the receivables sold.  Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, Synchrony’s servicing costs, and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

Total commercial business accounts receivable sold to Synchrony were $3.1 billion in 2018, $3.1 billion in 2017, and $2.8 billion in 2016.  The Company recognized losses of $41 million in 2018, $39 million in 2017, and $32 million in 2016 on these receivable sales as SG&A expense, which primarily relates to the fair value of obligations related to servicing costs that are remitted to Synchrony monthly.  At February 1, 2019 and February 2, 2018, the fair value of the retained interests was determined based on the present value of expected future cash flows and was insignificant.

Other Credit Programs - Sales generated through the Company’s proprietary credit cards are not reflected in receivables.  Under an agreement with Synchrony, credit is extended directly to customers by Synchrony.  All credit program-related services are performed and controlled directly by Synchrony.  The Company has the option, but no obligation, to purchase the receivables at the end of the agreement. Portfolio income associated with the propriety credit program is included in sales in the consolidated statements of earnings as of the adoption of Accounting Standards Update 2014-09 (ASU 2014-09) in fiscal 2018. ASU 2014-09 was adopted using the modified retrospective approach; therefore, fiscal 2017 and fiscal 2016 present portfolio income associated with the proprietary credit program within SG&A expense.

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

Depreciation is provided over the estimated useful lives of the depreciable assets.  Assets are depreciated using the straight-line method.  Leasehold improvements and assets under capital lease are depreciated over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured.  During the term of a lease, if leasehold improvements are placed in service significantly after the inception of the lease, the Company depreciates these leasehold improvements over the shorter of the useful life of the leasehold assets or a term that includes lease renewal periods deemed to be reasonably assured at the time the leasehold improvements are placed into service.  The amortization of these assets is included in depreciation and amortization expense in the consolidated financial statements.

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

Impairment losses are included in SG&A expense in the consolidated statements of earnings.  Fair value measurements associated with long-lived asset impairments are further described in Note 6 to the consolidated financial statements.

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

Goodwill - Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment at the reporting unit level, which is one level below the operating segment level. Goodwill is not amortized but is evaluated for impairment at least annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is performed.

The quantitative goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on a combination of an income approach, based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. If the fair value exceeds carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, in accordance with Accounting Standards Update 2017-04 which was early adopted by the Company in fiscal 2018, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment identified is included within SG&A expense in the consolidated statements of earnings. The income tax effect from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable, is considered in determining the goodwill impairment loss.

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During fiscal 2018, goodwill was allocated to the following reporting units: U.S. Home Improvement, Canada-Retail, and Canada-Distribution.

The changes in the carrying amount of goodwill for 2018, 2017, and 2016 were as follows:

(In millions)	2018	2017	2016
Goodwill, balance at beginning of year	$1,307	$1,082	$154
Acquisitions [1]	—	160	1,015
Impairment	(952)	—	(46)
Other adjustments [2]	(52)	65	(41)
Goodwill, balance at end of year	$303	$1,307	$1,082

[1]
Goodwill recorded for 2017 acquisitions relates to Maintenance Supply Headquarters. Goodwill recorded for 2016 acquisitions primarily relates to RONA. See Note 4 for additional information regarding these acquisitions.

[2]	Other adjustments primarily consist of changes in the goodwill balance as a result of foreign currency translation.

The Company’s annual goodwill impairment analysis performed during the fourth quarter of fiscal 2018 included a quantitative analysis of the Canada-Retail and Canada-Distribution reporting units. The Company classified these fair value measurements as Level 3. See Note 6 for additional information on the Company’s fair value measurements. The Company performed a discounted cash flow analysis and market multiple analysis for the Canada-Retail and Canada-Distribution reporting units. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The market multiple analysis included historical and projected performance, market capitalization, volatility, and multiples for industry peers. These analyses led to the conclusion that the fair value of these reporting units was less than their carrying values by an amount that exceeded the carrying value of goodwill, primarily driven by a softening outlook for the Canadian housing market. Accordingly, the full carrying value of $952 million relating to the Canadian reporting units’ goodwill was impaired during the fourth quarter of 2018.

During the third quarter of fiscal 2016, the Company determined potential indicators of impairment within the Orchard reporting unit existed, and quantitatively evaluated the Orchard reporting unit for impairment. The Company classified this fair value measurement as Level 3. See Note 6 for additional information on the Company’s fair value measurements. The Company performed a discounted cash flow analysis for the Orchard reporting unit. The discounted cash flow model included management assumptions for expected sales growth, expansion plans, capital expenditures, and overall operational forecasts. The analysis led to the conclusion that the goodwill allocated to the Orchard reporting unit had no implied value. Accordingly, the full carrying value of $46 million relating to Orchard goodwill was impaired during the third quarter of 2016.

Gross carrying amounts and cumulative goodwill impairment losses are as follows:

	February 1, 2019		February 2, 2018
(In millions)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,302	$(999)	$1,354	$(47)

Equity Method Investments - The Company’s investments in certain unconsolidated entities are accounted for under the equity method.  The balance of these investments is included in other assets (non-current) in the accompanying consolidated balance sheets.  The balance is increased to reflect the Company’s capital contributions and equity in earnings of the investees.  The balance is decreased for its equity in losses of the investees, for distributions received that are not in excess of the carrying amount of the investments, and for any other than temporary impairment losses recognized. Equity method investments were not significant as of February 1, 2019 and February 2, 2018. The Company’s equity in earnings and losses of the investees are included in SG&A expense, and were not significant for any of the periods presented.

Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. Investments that are determined to have a decline in value deemed to be other than temporary are written down to estimated fair value. The Company’s other than temporary impairment losses are included in SG&A expense, and were not significant for 2018 and 2017. See Note 5 for additional information on the other than temporary impairment loss the Company recognized in 2016, related to its investment in the Australian joint venture.

Leases - For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured.  The lease term commences on the date that the Company takes possession of or controls the physical use of the property.  Deferred rent is included in other liabilities (non-current) on the consolidated balance sheets.

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

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers.  The Company’s outstanding payment obligation placed on the accounts payable tracking system were $2.1 billion as of February 1, 2019 and $1.6 billion as of February 2, 2018, and participating suppliers had financed $1.5 billion and $1.1 billion, respectively, of those payment obligations to participating financial institutions.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	February 1, 2019	February 2, 2018
Accrued dividends	$385	$340
Self-insurance liabilities	378	347
Sales return reserve	194	71
Accrued interest	184	184
Sales tax liabilities	179	144
Accrued property taxes	108	109
Other	997	755
Total	$2,425	$1,950

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has insurance coverage to limit the exposure arising from these claims.  The Company is also self-insured for certain losses relating to extended protection plan and medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. The total self-insurance liability, including the current and non-current portions, was $953 million and $890 million at February 1, 2019, and February 2, 2018, respectively.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured.  Outstanding surety bonds relating to self-insurance were $246 million and $238 million at February 1, 2019, and February 2, 2018, respectively.

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
■ Costs associated with shipping and handling to
       customers, as well as directly from vendors to
       customers by third parties;
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
■ Long-lived asset impairment losses, gains/losses on disposal of assets, and exit costs;
■ Other administrative costs, such as supplies, and travel and entertainment.

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $963 million, $968 million, and $893 million in 2018, 2017, and 2016, respectively.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to expense as incurred.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ equity. Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments. Net foreign currency translation losses, net of tax, classified in accumulated other comprehensive loss were $209 million and $240 million at February 1, 2019 and February 3, 2017, respectively. Net foreign currency translation gains, net of tax, classified in accumulated other comprehensive income were $11 million at February 2, 2018.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s home improvement retail and hardware stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar long-term economic characteristics. The amounts of long-lived assets and net sales outside of the U.S. were approximately 9.1% and 7.6%, respectively, at February 1, 2019. The amounts of long-lived assets and net sales outside of the U.S. were approximately 9.8% and 7.8%, respectively, at February 2, 2018. The amounts of long-lived assets and net sales outside of the U.S. were approximately 8.7% and 5.7%, respectively, at February 3, 2017.

Reclassifications - Certain prior period amounts have been reclassified to conform to current classifications.

Accounting Pronouncements Recently Adopted - Effective November 3, 2018, the Company early adopted Accounting Standards Update 2017-04 (ASU), Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation to the identified assets and liabilities of the reporting unit to measure goodwill impairment. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company did not have a material impact on its consolidated financial statements.

Effective February 3, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all the related amendments, using the modified retrospective method. ASU 2014-09 requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Upon adoption of ASU 2014-09, the Company recorded an immaterial adjustment to the opening balance of retained earnings as of February 3, 2018, with related adjustments to other current assets, deferred revenue, accounts payable, other current liabilities, and related tax effects. The adjustment to retained earnings primarily relates to the change in revenue recognition related to gift card breakage. The adoption of the guidance also required a change in the timing of when installation services are recognized, the presentation of sales return reserve on the consolidated balance sheet, and a change in the presentation of the Company’s profit sharing income from its proprietary credit program. We applied ASU 2014-09 only to contracts that were not completed prior to fiscal 2018. Results for reporting periods beginning after February 2, 2018 are presented under ASU 2014-09, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods. See Note 3 for additional details of the Company’s revenues.

The impact of adopting the new revenue recognition guidance on our consolidated statement of earnings is as follows:

	Twelve Months Ended February 1, 2019
Consolidated Statement of Earnings (in millions)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Net Sales	$71,309	$70,586	$723
Cost of sales	48,401	48,481	(80)
Gross margin	22,908	22,105	803
Selling, general and administrative	17,413	16,610	803
Operating income	4,018	4,018	—
Pre-tax earnings	3,394	3,394	—
Net earnings	2,314	2,314	—

The impact of adopting the new revenue recognition guidance to assets and liabilities on our consolidated balance sheet are as follows:

	Balance at February 1, 2019
	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09
Assets
Other current assets	$938	$811	$127

Liabilities
Accounts payable	8,279	8,272	7
Deferred revenue	1,299	1,371	(72)
Other current liabilities	2,425	2,281	144

Accounting Pronouncements Not Yet Adopted - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. In July 2018, the FASB issued ASU 2018-11, which allows a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application of the standard to the beginning of the year of adoption and to recognize the effects of applying Topic 842 as a cumulative-effect adjustment to the opening balance of retained earnings. Certain qualitative and quantitative disclosures are also required. The Company will adopt this ASU and related amendments on February 2, 2019. The Company will elect the optional transition approach and recognize the cumulative impact of adoption in the opening balance of retained earnings to beginning fiscal year 2019. The Company currently estimates the impact of adopting Topic 842 will result in an increase in lease-related assets of $3.2 billion to $3.6 billion and an increase in lease-related liabilities of $3.5 billion to $3.9 billion on its consolidated balance sheet, as a result of the requirement to recognize right-of-use assets and lease liabilities for operating leases. The Company does not expect a material impact to the Company’s consolidated statements of earnings, comprehensive income, shareholders’ equity, or cash flows.

NOTE 2: Change in Accounting Principle - During the fourth quarter of fiscal 2018, the Company changed its method of accounting for shipping and handling costs from the Company’s stores, distribution centers, and other locations to customers. Under the new accounting principle, shipping and handling costs related to the delivery of products from the Company to customers are included in costs of sales, whereas previously, they were included in SG&A expense as well as depreciation and amortization. In connection with the change in presentation, the Company also changed its definition of shipping and handling costs to include all direct and indirect costs associated with delivering product to a customer, including expenses associated with the central delivery terminals and depreciation and amortization of delivery assets. Under the previous definition of shipping and handling costs, the Company only included third-party delivery costs, salaries, and vehicle operations expenses relating to the delivery of product from stores and distribution centers to customers. The impact of this change in definition was not material.

The Company believes including these expenses in cost of sales is preferable, as it better aligns these costs with the related revenue in the gross profit calculation and is consistent with the practices of other retailers. This change in accounting principle has been applied retrospectively, and the consolidated statements of earnings reflect the effect of this accounting principle change in all years presented. This reclassification had no impact on operating income, net earnings or diluted earnings per share. The consolidated balance sheets, the consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and the consolidated statements of cash flows are not impacted by this accounting principle change.

The consolidated statements of earnings for fiscal 2018, 2017, and 2016 have been adjusted to reflect this change in accounting principle. The impact of the adjustment for fiscal 2018 was an increase of $1.2 billion to cost of sales and a corresponding decrease to SG&A expense of $1.1 billion and depreciation and amortization expense of $39 million. The impact of this adjustment for fiscal 2017 was an increase of $975 million to cost of sales and a corresponding decrease to SG&A expense of $932 million and depreciation and amortization expense of $43 million. The impact of the adjustment to fiscal 2016 was an increase of $790 million to cost of sales and a corresponding decrease to SG&A expense of $754 million and depreciation and amortization expense of $36 million.

NOTE 3: Revenue Recognition - Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
Products	$67,197	$65,421	$62,053
Services	2,539	2,469	2,505
Other	1,573	729	459
Net sales	$71,309	$68,619	$65,017

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise, which is at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  Under ASU 2014-09, the merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets as of reporting periods after February 2, 2018. Reporting periods prior to the adoption of ASU 2014-09 reflect merchandise return reserves on a net basis. As of February 1, 2019, anticipated sales returns of $194 million are reflected in other current liabilities, and the associated right of return assets of $127 million are reflected in other current assets. As of February 2, 2018, the merchandise return reserve, net of the associated asset, was $71 million reflected in other current liabilities.
Revenues from services primarily relate to professional installation services the Company provides through subcontractors related to merchandise purchased by a customer. In certain instances, installation services include materials provided by the subcontractor, and both product and installation are included in service revenue. The Company recognizes revenue associated with services as they are rendered, and the majority of services are completed less than one week from initiation.
Deferred revenue is presented for merchandise that has not yet transferred control to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through pickup or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $790 million at February 1, 2019 and $831 million at February 2, 2018. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Stored-value cards
In addition, the Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $509 million and $547 million at February 1, 2019, and February 2, 2018, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. Upon adoption of ASU 2014-09, the Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the years ended February 1, 2019, February 2, 2018 and February 3, 2017.

Extended protection plans
The Company also defers revenues for its separately-priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were $390 million for the fiscal year ended February 1, 2019, $368 million for the fiscal year ended February 2, 2018, and $353 million for the fiscal year ended February 3, 2017, respectively. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at February 1, 2019, February 2, 2018 and February 3, 2017, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.
The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $183 million for the fiscal year ended February 1, 2019, $161 million for the fiscal year ended February 2, 2018, $141 million for the fiscal year ended February 3, 2017, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Year Ended
	February 1, 2019		February 2, 2018		February 3, 2017
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%
Building & Maintenance ¹	$28,582	40	$27,689	41	$25,868	40
Home Décor ²	27,987	39	27,422	39	26,269	40
Seasonal ³	12,786	18	12,384	19	12,090	19
Other	1,955	3	1,124	1	790	1
Total	$71,309	100	$68,619	100	$65,017	100

[1]	Building & Maintenance includes the following product categories: Lumber & Building Materials, Millwork, Rough Plumbing & Electrical, and Tools & Hardware.

[2]	Home Décor includes the following product categories: Appliances, Fashion Fixtures, Flooring, Kitchens, and Paint.

[3]	Seasonal includes the following product categories: Lawn & Garden and Seasonal & Outdoor Living.

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
United States	$65,872	$63,263	$61,333
International	5,437	5,356	3,684
Net Sales	$71,309	$68,619	$65,017
Practical Expedients

Sales commissions and other selling costs are considered immaterial and are expensed as incurred because the amortization period of the assets would be one year or less. These costs are reflected within SG&A expenses.

NOTE 4: Acquisitions

Maintenance Supply Headquarters
On June 23, 2017, the Company completed its acquisition of Maintenance Supply Headquarters, a leading distributor of maintenance, repair and operations (MRO) products serving the multifamily housing industry. The acquisition enables the

Company to deepen and broaden its relationship with Pro customers and better serve their needs. The aggregate cash purchase price of this acquisition was $513 million and is included in the investing section of the consolidated statements of cash flows, net of the cash acquired. Acquisition-related costs were expensed as incurred and were not significant.

The following table summarizes the aggregate purchase price allocation:

(In millions)	June 23, 2017
Allocation:
Cash acquired	$4
Merchandise inventory	68
Other current assets	36
Property	12
Goodwill	160
Other assets	260
Accounts payable	(18)
Other current liabilities	(9)
Net assets acquired	$513

Intangible assets acquired totaled $259 million, and include a trademark of $34 million with a useful life of 15 years and a customer list of $225 million with a useful life of 20 years, each of which are included in other assets in the accompanying consolidated balance sheets. The goodwill of $160 million is primarily attributable to the synergies associated with the acquisition and is deductible for tax purposes.

Pro forma and historical financial information has not been provided as the acquisition was not material to the consolidated financial statements.

RONA
On May 20, 2016, the Company acquired all of the issued and outstanding common shares of RONA for C$24 per share in cash. In addition, as part of the transaction, borrowings under RONA’s revolving credit facility were settled in full at the closing of the acquisition, and the facility was eliminated. Total cash consideration to acquire the equity and settle the debt was C$3.1 billion ($2.4 billion) and is included in the investing section of the consolidated statements of cash flows. RONA is one of Canada’s largest retailers and distributors of hardware, building materials, home renovation, and gardening products. The acquisition enables the Company to accelerate its growth strategy by significantly expanding its presence in the Canadian home improvement market. Acquisition-related costs were expensed as incurred and were not significant.

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

The intangible assets acquired totaled $310 million, and include trademarks of $204 million with a weighted average useful life of 15 years and dealer relationships of $106 million with a weighted average useful life of 20 years, which are included in other assets in the accompanying consolidated balance sheets. The goodwill of $971 million is primarily attributable to the synergies associated with the acquisition. Goodwill of approximately $107 million is expected to be deductible for tax purposes.

The transaction included the assumption by Lowe’s of unsecured debentures held by RONA of approximately C$118 million ($91 million) as of the acquisition date. The debentures matured and were settled in October 2016.

As of the acquisition date, 6.9 million preferred shares of RONA remained outstanding. The total fair value of the shares and Lowe’s corresponding noncontrolling interest was $109 million, which was determined based on the closing market price of RONA’s preferred shares on the acquisition date. During the fourth fiscal quarter of 2016, the Company acquired all of the remaining noncontrolling interest in RONA by paying RONA’s preferred shareholders approximately $127 million, which represented an $18 million premium in excess of the carrying amount of the noncontrolling interest. See Note 15 to the consolidated financial statements for information regarding the impact of this transaction to the Company’s earnings per share calculation.

Pro forma and historical financial information has not been provided as the acquisition was not material to the consolidated financial statements. In addition, net earnings attributable to the noncontrolling interest was not significant for any of the reporting periods presented.

NOTE 5: Investment in Australian Joint Venture

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

During the third quarter of fiscal year 2016, Woolworths claimed a unilateral termination of the joint venture agreement, and executed other agreements to initiate the wind down of Hydrox without the Company’s approval as required under the joint venture agreement. Due to this, Lowe’s concluded that under applicable accounting standards, the investment should be accounted for as a cost method investment going forward. As a result of this determination, accumulated foreign currency translation adjustments of $208 million were reclassified from accumulated other comprehensive loss into the carrying value of the cost method investment. In addition, the unilateral actions of Woolworths to begin the liquidation of Hydrox, represented a triggering event requiring the Company to evaluate the cost method investment for impairment. Management determined that the requirements for determining impairment were met, and leveraged wind down cash flow projections in determining the estimated fair value of the entity as of October 28, 2016. The value was determined using an income approach based upon the expected future cash flows generated from the settlement of assets and liabilities inclusive of inventory, property, payables, lease liabilities and employee entitlements. As a result, the Company recorded a $290 million non-cash impairment charge during the third quarter of fiscal 2016 to reflect its estimated portion of the overall joint venture fair value in wind down. The Company classified this fair value measurement as Level 3. See Note 6 for additional information on the Company’s fair value measurements.

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

During the second quarter of fiscal 2017, the Company completed the sale of our interest in the Australian joint venture with Woolworths and received proceeds of $199 million, which is included in cash flows from investing activities in the accompanying consolidated statements of cash flows. The proceeds from the sale exceeded the carrying value of the investment and resulted in a gain of $96 million. The carrying value prior to the sale reflected the non-cash impairment charges taken in fiscal years 2015 and 2016. The gain is included in SG&A expense in the accompanying consolidated statements of earnings.

NOTE 6: Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s available-for-sale securities represented the only significant assets measured at fair value on a recurring basis for the fiscal years ended February 1, 2019 and February 2, 2018. The following table presents the Company’s financial assets measured at fair value on a recurring basis. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	February 1, 2019	February 2, 2018
Available-for-sale securities:
Money market funds	Level 1	$207	$86
Agency securities	Level 2	10	—
Corporate debt securities	Level 2	1	—
Certificates of deposit	Level 1	—	16
Total short-term investments		$218	$102
Available-for-sale securities:
Corporate debt securities	Level 2	$191	$—
Agency securities	Level 2	$65	$—
Municipal floating rate obligations	Level 2	$—	$407
Certificates of deposit	Level 1	—	1
Total long-term investments		$256	$408

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal year ended February 1, 2019, the Company’s only significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition were goodwill (see Note 1 to the consolidated financial statements for additional information regarding this fair value measurement) and certain long-lived assets. For the fiscal year ended February 2, 2018, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Long-lived assets
The Company reviews the carrying amount of a long-lived asset (group) whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable.  Long-lived assets are grouped for review at the lowest level of identifiable cash flows. With input from executive management and retail store operations, the Company’s accounting and finance personnel that organizationally report to the chief financial officer assess the performance of retail stores and other long-lived assets (groups) quarterly against historical patterns, projections of future profitability and whether it is more likely than not the assets (groups) will be disposed of significantly prior to the end of their estimated useful life for evidence of possible impairment.  An impairment loss is recognized when the carrying amount of the asset or group is not recoverable and exceeds its fair value.  The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available.  The Company classified these fair value measurements as Level 3.

In the determination of impairment for operating locations, the Company determined the fair values of individual operating locations using an income approach, which required discounting projected future cash flows.  When determining the stream of projected future cash flows associated with an individual operating location, management made assumptions, including highest and best use, incorporating local market conditions and inputs from retail store operations where necessary, and about key variables including the following unobservable inputs: sales growth rates, gross margin, controllable and uncontrollable expenses, and asset residual values.  In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows.  In general, the selected market participants represented a group of other retailers with a location footprint similar in size to the Company’s. Any impairment identified is included in SG&A expense in the accompanying consolidated statements of earnings.

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

During the three months ended November 2, 2018, the company committed to closing 20 U.S. home improvement stores and 31 locations in Canada, including 27 stores, as well as exiting certain non-core activities within its U.S. home improvement business. As a result of these decisions, the related assets experienced a triggering event and were evaluated for recoverability. Based on this evaluation, certain long-lived assets were written down to their fair value of $81 million resulting in impairment charges of $99 million.

In addition, during the three months ended November 2, 2018, it was determined to be more likely than not that the assets of the Mexico operations would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, these assets experienced a triggering event and were evaluated for recoverability. Locations evaluated for recoverability included all 13 stores in Mexico, as well as a corporate facility. Based on this evaluation of the Mexico operations, certain long-lived assets were written down to their fair value of $107 million resulting in impairment charges of $22 million.

Assets held for sale
During the three months ended February 1, 2019, the Company committed to a plan to exit its Mexico operations and began marketing the operations to potential acquirers. In addition, the Company determined that the asset group is ready for immediate sale, completion of sale is probable within the next year, and no significant changes to the plan to sale are expected. Accordingly, as of February 1, 2019, the Company determined that the held-for sale criteria were met and measured the assets, including currency translation adjustments, of the Mexico operations at fair value less costs to sell of $79 million, resulting in an additional impairment charge of $222 million. The fair value of the Mexico operations was determined using a probability weighted approach of discounted cash flow and market multiple analyses and included management assumptions regarding expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified this fair value measurement as Level 3. These non-cash impairment charges are included in SG&A expense in the accompanying consolidated statements of earnings.

See Note 8 for additional information regarding the Company’s decisions to exit its Orchard operations and certain U.S. and Canada locations during the third quarter and its decision to exit Mexico operations in the fourth quarter, as part of the Company’s ongoing strategic reassessment of the business.

The following table presents the Company’s assets measured at estimated fair value on a nonrecurring basis and the resulting impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale. Because these assets subject to impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 1, 2019.

Fair Value Measurements - Nonrecurring Basis

	February 1, 2019
(In millions)	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$473	$(331)
Assets-held-for-sale:
Mexico operating locations	$79	$(222)
Goodwill (Note 1)	$2,851	$(952)
Total	$3,403	$(1,505)

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	February 1, 2019		February 2, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$14,721	$14,473	$14,961	$15,608
Mortgage notes (Level 2)	6	6	6	7
Long-term debt (excluding capitalized lease obligations)	$14,727	$14,479	$14,967	$15,615

NOTE 7: Property and Accumulated Depreciation

Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	February 1, 2019	February 2, 2018
Cost:
Land	N/A	$7,196	$7,414
Buildings and building improvements	5-40	18,052	18,521
Equipment	2-15	10,090	10,475
Construction in progress	N/A	525	530
Total cost		35,863	36,940
Accumulated depreciation		(17,431)	(17,219)
Property, less accumulated depreciation		$18,432	$19,721

Included in net property are assets under capital lease of $665 million, less accumulated depreciation of $244 million, at February 1, 2019, and $724 million less accumulated depreciation of $273 million, at February 2, 2018.  The related amortization expense for assets under capital lease is included in depreciation expense. The Company recognized depreciation expense of $1.4 billion in 2018 and 2017, and $1.5 billion in 2016.

NOTE 8: Exit Activities

During the second quarter of fiscal year 2018, the Company initiated a strategic reassessment of its business to drive increased focus on its core home improvement operations. As a result of this reassessment, the Company decided to exit certain activities and close certain locations as further described below.

Orchard Supply Hardware (Orchard)

On August 17, 2018, the Company approved plans to exit its Orchard operations by closing all 99 Orchard stores, which are located in California, Oregon and Florida, as well as the distribution facility that services the Orchard stores, and the Orchard corporate office. To facilitate an orderly wind-down, the Company partnered with Hilco Merchant Services to help manage the store closing sales process and provide a seamless experience for customers. All facilities were closed by the end of fiscal year 2018.

During the second quarter ended August 3, 2018, the Company recorded $230 million of pre-tax charges associated with its Orchard operations. This included $206 million of impairment of certain long-lived assets, including tangible and intangible assets, due to the determination it was more likely than not the assets of Orchard would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives (see Note 6 to the consolidated financial statements) and $24 million related primarily to three store projects that were discontinued during the quarter. During the third quarter ended November 2, 2018, the Company recorded $123 million of pre-tax charges related to the exit of its Orchard operations, including accelerated depreciation and amortization of $103 million, severance costs of $11 million, and costs associated with lease obligations of $9 million During the fourth quarter ended February 1, 2019, the Company recorded $208 million of additional pre-tax charges related to lease obligation costs at the cease use date of the individual facilities.

U.S. and Canada Location Closings

On October 31, 2018, the Company committed to closing 20 U.S. home improvement stores and 31 locations in Canada, including 27 stores.  The store closings were completed in the fourth quarter of fiscal 2018. In addition, the Company concurrently decided to no longer pursue a new store project that was in process. As a result of these decisions, during the third quarter ended November 2, 2018, the Company recorded $121 million of pre-tax charges, including $90 million of impairment of certain long-lived assets (see Note 6 to the consolidated financial statements), severance costs of $21 million, and discontinued project costs of $10 million. The Company recorded $150 million of additional pre-tax charges during the fourth quarter ended February 1, 2019, including lease obligation costs of $89 million, accelerated depreciation of $50 million, and severance costs of $11 million.

Mexico Operations

On November 9, 2018, subsequent to the end of the Company’s third quarter of fiscal 2018, management and the Board of Directors decided to pursue an exit of the Company’s Mexico operations. During the third quarter ended November 2, 2018, the Company recorded $22 million of pre-tax charges associated with long-lived asset impairment due to the determination it was more likely than not the assets of the Mexico operations would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives.

During the fourth quarter ended February 1, 2019, the Company committed to a plan to exit its Mexico operations and classified these assets as held for sale. As a result, impairment charges of $222 million were recorded during the quarter to measure the Mexico operations at fair value less costs to sell. (See Note 6 for additional information regarding these fair value measurements).

Other Non-Core Activities

During the third quarter ended November 2, 2018, the Company decided to pursue an exit of certain non-core activities within its U.S. home improvement business. As a result of these decisions, during the third quarter ended November 2, 2018, the Company recorded $14 million of pre-tax charges, including long-lived asset impairments of $9 million (see Note 6 to the consolidated financial statements), and the write-down of inventory to net realizable value of $5 million. During the fourth quarter ended February 1, 2019, the Company recorded additional pre-tax charges of $32 million, including closing costs of $27 million, severance costs of $3 million, and write-down of inventory to net realizable value of $2 million.

In addition, during the fourth quarter ended February 1, 2019, the Company decided to eliminate the Projects Specialists Interiors positions from its U.S. home improvement stores. As a result of the elimination of this position, the Company recorded $13 million of pre-tax charges related to severance costs.

A summary of the significant components of charges associated with the exit activities discussed above, are as follows:

	Costs Incurred
	Three Months Ended	Three Months Ended	Three Months Ended	Year Ended
(In millions)	August 3, 2018	November 2, 2018	February 1, 2019	February 1, 2019
Long-lived asset impairments	$206	$121	$222	$549
Lease obligation costs for closed locations	—	9	298	307
Accelerated depreciation and amortization	—	103	50	153
Severance costs	—	32	26	58
Discontinued project write-offs	24	10	—	34
Inventory adjustments to net realizable value	—	5	2	7
Other closing costs	—	—	27	27
Total	$230	$280	$625	$1,135

All estimated amounts are subject to change until finalized. Expenses associated with long-lived asset impairment, discontinued projects, severance, and lease obligations, are included in SG&A expense in the consolidated statement of earnings. Inventory adjustments to net realizable value are included in cost of sales in the consolidated statement of earnings. Severance costs of $33 million remain accrued as of February 1, 2019 related to the Company’s strategic reassessment of the business.

The following table summarizes store closing lease obligations activity during the twelve months ended February 1, 2019:

2018
(In millions)	Lease obligations
Accrual for exit activities, balance at the beginning of period	$60
Additions to the accrual - net	365
Cash payments	(86)
Adjustments [1]	22
Accrual for exit activities, balance at the end of period	$361
1 Adjustments represents changes in estimates around sublease assumptions.

NOTE 9: Short-Term Borrowings

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
In January 2019, the Company increased the aggregate availability under the Second Amended and Restated Credit Agreement by $230 million for a total of $1.98 billion available. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $270 million.  The Second Amended and Restated Credit Agreement contains customary representations, warranties, and covenants for a transaction of this type. The Company was in compliance with those covenants at February 1, 2019.

In September 2018, the Company entered into a $250 million unsecured 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks. The Company may request borrowings under the 364-Day Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. The Company must repay the aggregate principal amount of loans outstanding under the 364-Day Credit Agreement on the termination date in effect at such time (currently September 9, 2019). The Company may elect to convert all of the loans outstanding under the 364-Day Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date. Borrowings under the 364-Day Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate plus an applicable margin. The 364-Day Credit Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those covenants at February 1, 2019.
The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement both support our commercial paper program.  The amount available to be drawn under the Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement is reduced by the amount of borrowings under our commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $722 million, with a weighted average interest rate of 2.81%, as of February 1, 2019, and $1.1 billion, with a weighted average interest rate of 1.85%, as of February 2, 2018. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement or the 364-Day Credit Agreement as of February 1, 2019. There were no outstanding borrowings under the Amended and Restated Credit Agreement as of February 2, 2018.

NOTE 10: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at February 1, 2019	February 1, 2019	February 2, 2018
Secured debt:
Mortgage notes due through fiscal 2027 [1]	5.26%	$6	$6
Unsecured debt:
Notes due through fiscal 2023	3.43%	3,832	4,079
Notes due fiscal 2024-2028	3.30%	4,393	4,389
Notes due fiscal 2029-2033	6.50%	309	309
Notes due fiscal 2034-2038	5.96%	897	897
Notes due fiscal 2039-2043	4.96%	1,411	1,410
Notes due fiscal 2044-2048	4.01%	3,879	3,877
Capitalized lease obligations due through fiscal 2038		774	891
Total long-term debt		15,501	15,858
Less current maturities		(1,110)	(294)
Long-term debt, excluding current maturities		$14,391	$15,564

[1]	Real properties with an aggregate book value of $16 million were pledged as collateral at February 1, 2019, for secured debt.

Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, and capitalized lease obligations, for the next five years and thereafter are as follows: 2019, $1.1 billion; 2020, $500 million; 2021, $1.0 billion; 2022, $766 million; 2023, $500 million; thereafter, $11.0 billion.

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at February 1, 2019.

Unsecured notes issued during 2016 were as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
April 2016	$250	April 2019	Floating	Floating	$1
April 2016	$350	April 2019	Fixed	1.150%	$1
April 2016	$1,350	April 2026	Fixed	2.500%	$12
April 2016	$1,350	April 2046	Fixed	3.700%	$19

The floating rate notes issued in 2016 will bear interest at a floating rate, reset quarterly, equal to the three-month LIBOR-plus 0.240% (3.027% as of February 1, 2019). Interest on these floating rate notes is payable quarterly in arrears in April, July, October, and January of each year until maturity. Interest on the fixed rate notes issued in 2016 is payable semiannually in arrears in April and October of each year until maturity.

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

The indentures governing the fixed rate notes issued in 2017 and 2016 contain a provision that allows the Company to redeem the notes at any time, in whole or in part, at specified redemption prices plus accrued interest to the date of redemption. We do not have the right to redeem the floating rate notes issued in 2016 prior to maturity. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event (as defined in the indentures) occurs.  If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest on such notes to the date of purchase, if any.  The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

During 2017, the Company completed a cash tender offer to purchase and retire $1.6 billion combined aggregate principal amount of its outstanding notes and recognized a loss on extinguishment of debt of $464 million.

NOTE 11: Shareholders’ Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at February 1, 2019, and February 2, 2018, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($.50 par value) at February 1, 2019, and February 2, 2018.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On January 26, 2018, the Company’s Board of Directors authorized a $5.0 billion share repurchase under the program with no expiration, which was announced on the same day. On December 12, 2018, the Company’s Board of Directors authorized an additional $10.0 billion share repurchase under the program with no expiration, which was announced the same day. As of February 1, 2019, the Company had $13.9 billion remaining under the program.

During the year ended February 1, 2019, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 11.0 million shares of the Company’s common stock for $1.1 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, follow (in millions):

Agreement Execution Date	ASR Settlement Date	ASR Agreement Amount	Initial Shares Delivered	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2016	Q2 2016	$500	6.2	0.6	6.8
Q2 2016	Q3 2016	500	5.3	1.0	6.3
Q3 2016	Q3 2016	250	2.8	0.6	3.4
Q4 2016	Q4 2016	190	2.4	0.2	2.6
Q1 2017	Q1 2017	500	5.3	0.8	6.1
Q2 2017	Q2 2017	500	5.2	1.2	6.4
Q3 2017	Q3 2017	250	2.9	0.3	3.2
Q2 2018	Q2 2018	550	4.8	0.8	5.6
Q3 2018	Q3 2018	310	2.5	0.3	2.8
Q4 2018	Q1 2019	270	2.6	0.3	2.9

During the year ended February 1, 2019, the Company also repurchased shares of its common stock through the open market totaling 20.2 million shares for a cost of $1.9 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Shares repurchased for 2018, 2017 and 2016 were as follows:

	2018		2017		2016
(In millions)	Shares	Cost [1]	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	31.2	$2,999	39.1	$3,133	46.7	$3,500
Shares withheld from employees	0.5	46	0.5	41	1.0	77
Total share repurchases	31.7	$3,045	39.6	$3,174	47.7	$3,577

[1]	Reductions of $2.8 billion, $2.9 billion, and $3.3 billion were recorded to retained earnings, after capital in excess of par value was depleted, for 2018, 2017, and 2016, respectively.

NOTE 12: Accounting for Share-Based Payments

Overview of Share-Based Payment Plans

The Company has a number of active and inactive equity incentive plans (the Incentive Plans) under which the Company has been authorized to grant share-based awards to key employees and non-employee directors.  The Company also has an employee stock purchase plan (the ESPP) that allows employees to purchase Company shares at a discount through payroll deductions.  All of these plans contain a non-discretionary anti-dilution provision that is designed to equalize the value of an award as a result of any stock dividend, stock split, recapitalization, or any other similar equity restructuring.

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

At February 1, 2019, there were 32.3 million shares remaining available for grants under the currently active Incentive Plans and 21.0 million shares remaining available for purchases under the ESPP.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $74 million, $99 million, and $90 million in 2018, 2017 and 2016 respectively.  The total associated income tax benefit recognized was $15 million, $31 million and $29 million in 2018, 2017 and 2016, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $113 million at February 1, 2019, of which $59 million will be recognized in 2019, $42 million in 2020 and $12 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.9 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Weighted-average assumptions used:
Expected volatility	23.3%	23.6%	24.0%
Dividend yield	1.71%	1.68%	1.66%
Risk-free interest rate	2.71%	2.14%	1.42%
Expected term, in years	6.58	6.43	6.44

Weighted-average grant date fair value	$21.12	$18.30	$15.00

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $36 million, $77 million and $73 million in 2018, 2017 and 2016, respectively.

Transactions related to stock options for the fiscal year ended February 1, 2019 are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at February 2, 2018	2,815	$60.84
Granted	1,021	90.75
Canceled, forfeited or expired	(385)	79.63
Exercised	(760)	55.95
Outstanding at February 1, 2019	2,691	$70.87	7.10	$72,613
Vested and expected to vest at February 1, 2019 [1]	2,610	$70.18	7.04	$72,067
Exercisable at February 1, 2019	1,719	$60.49	6.03	$62,943

[1]	Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $86.99, $82.41 and $71.35 in 2018, 2017, and 2016, respectively. The total fair value of restricted stock awards vesting was approximately $85 million, $71 million and $151 million in 2018, 2017 and 2016, respectively.

Transactions related to restricted stock awards for the fiscal year ended February 1, 2019 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 2, 2018	1,896	$73.21
Granted	1,021	86.99
Vested	(772)	70.93
Canceled or forfeited	(355)	77.73
Nonvested at February 1, 2019	1,790	$81.16

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2018, 2017 and 2016, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $175,000 for 2018 and 2017, and $150,000 for 2016.  During 2018, the Company appointed a new Chairman of the Board who received an additional grant of deferred stock units. The award amount used to determine the additional units granted was $140,000. During 2018, 24,300 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $95.83, $80.22 and $80.35 in 2018, 2017 and 2016, respectively. The total fair value of deferred stock units vested was $2.3 million in 2018, $1.8 million in 2017, and $1.5 million in 2016.  At February 1, 2019, there were 0.2 million deferred stock units outstanding, all of which were vested.

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

In fiscal 2016, the Company began issuing performance share units that contain a market condition modifier, in addition to having a performance and service condition. The performance condition for these awards continues to be based primarily on the achievement of the Company’s RONCAA targets. The market condition is based on the Company’s total shareholder return (TSR) compared to the median TSR of companies listed in the S&P 500 Index over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2018 and 2017 are as follows:

	2018	2017
Weighted-average assumptions used:
Expected volatility	22.8%	20.8%
Dividend yield	1.77%	1.62%
Risk-free interest rate	2.36%	1.46%
Expected term, in years	2.81	2.83

In general, 0% to 200% of the Company’s performance share units vest at the end of a three year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $82.22, $91.50 and $77.58 in 2018, 2017 and 2016, respectively.  The total fair value of performance share units vesting was approximately $13 million, $31 million, and $24 million in 2018, 2017, and 2016, respectively.

Transactions related to performance share units classified as equity awards for the fiscal year ended February 1, 2019 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at February 2, 2018	698	$81.31
Granted	320	82.22
Vested	(144)	71.22
Canceled or forfeited	(261)	82.09
Nonvested at February 1, 2019	613	$83.83

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of February 1, 2019, the maximum number of nonvested units that could vest under the provisions of the agreements was 1.2 million for the RONCAA awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $80.32, $75.44 and $67.26 in 2018, 2017 and 2016, respectively. The total fair value of restricted stock units vesting was approximately $7.1 million, $5.6 million, and $7.7 million in 2018, 2017 and 2016, respectively.

Transactions related to restricted stock units for the fiscal year ended February 1, 2019 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 2, 2018	277	$69.21
Granted	182	80.32
Vested	(63)	66.62
Canceled or forfeited	(67)	73.65
Nonvested at February 1, 2019	329	$74.95

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. The Company issued 0.9 million shares of common stock in 2018, 1.1 million shares of common stock in 2017, and 1.3 million shares of common stock in 2016 and recognized $13 million of share based payment expense pursuant to the plan in 2018 and 2017, and $15 million of share-based payment expense pursuant to the plan in 2016.

NOTE 13: Employee Retirement Plans

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

The Company recognized expense associated with these employee retirement plans of $164 million, $174 million and $180 million in 2018, 2017 and 2016, respectively.

NOTE 14: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2018	2017	2016
Statutory federal income tax rate [1]	21.0%	33.7%	35.0%
State income taxes, net of federal tax benefit	4.8	2.9	3.6
Valuation allowance - Australian joint venture	—	(0.6)	2.0
Goodwill impairment	5.5	—	—
Mexico impairment	1.5	—	—
Other, net	(1.0)	1.2	(0.1)
Effective tax rate	31.8%	37.2%	40.5%

[1]	The Company utilized a blended rate in 2017 due to the Tax Cuts and Job Act enacted on December 22, 2017.

The components of the income tax provision are as follows:

(In millions)	2018	2017	2016
Current:
Federal	$963	$1,734	$1,824
State	274	252	275
Total current [1]	1,237	1,986	2,099
Deferred:
Federal	(102)	60	6
State	(55)	(4)	3
Total deferred [1]	(157)	56	9
Total income tax provision	$1,080	$2,042	$2,108

[1]	Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	February 1, 2019	February 2, 2018
Deferred tax assets:
Self-insurance	$252	$238
Share-based payment expense	31	36
Deferred rent	58	66
Mexico impairment	74	—
Capital loss carryforwards	223	225
Net operating losses	239	213
Other, net	119	124
Total deferred tax assets	996	902
Valuation allowance	(569)	(475)
Net deferred tax assets	427	427

Deferred tax liabilities:
Property	(76)	(264)
Other, net	(57)	(23)
Total deferred tax liabilities	(133)	(287)

Net deferred tax asset	$294	$140

The Tax Cuts and Job Act (Tax Act) was enacted on December 22, 2017. Among numerous changes to existing laws, the Tax Act lowered the corporate federal income tax rate from 35% to 21%, as well as established a one-time deemed repatriation tax, effective on January 1, 2018. In accordance with ASC 740, the effects of changes in tax rates on deferred tax balances are required to be taken into consideration in the period in which the changes are enacted versus when they are effective. During the fourth quarter of 2017, the Company recorded $56 million of provisional tax expense for the revaluation of its U.S. net deferred tax assets and a $22 million provisional tax expense for the one-time transition tax. A blended statutory tax rate of 33.7% was utilized for 2017 in accordance with Section 15 of the Internal Revenue Code. This blended rate resulted in a tax benefit of $58 million for the year. For 2018, the Company’s effective tax rate differs from the 21% statutory rate primarily due to a goodwill impairment charge related to the Company’s operations in Canada, the majority of which is non-deductible for tax purposes. In addition, the rate was impacted by the decision to exit Mexico retail operations, which resulted in the anticipated recapture of previously deducted losses, as well as other current charges associated with impairments that are expected to be non-deductible for tax purposes. The Company completed its assessment of the Tax Act’s impact in January 2018, and in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB 118). The Company recorded an additional adjustment of $2 million in tax related to the one-time deemed repatriation transition tax.

As of February 1, 2019, the Company reported a deferred tax asset of $223 million, for the capital loss realized in 2017 for U.S. federal income tax purposes related to the exit from the Company’s joint venture investment in Australia. Since no present or future capital gains have been identified through which the asset can be realized, the Company has a full valuation allowance against the deferred tax asset. For U.S. federal tax purposes, this loss has a five-year carryforward period expiring at the end of fiscal 2022.

In December 2016, the U.S. Treasury Department and the U.S. Internal Revenue Service issued final and temporary regulations under Internal Revenue Code Section 987 (the Regulations). The Regulations provide guidance on the taxation of foreign currency gains and losses arising from qualified business units that operate in a currency other than the currency of their owner. As a result of the enacted guidance, net deferred tax assets were increased by $26 million in 2018 and decreased by $11 million and $33 million in 2017 and 2016, respectively. The Company’s plan to exit Mexico prior to the effective date of the Regulations resulted in $18 million of the deferred tax increase in 2018.

The Company operates as a branch in various foreign jurisdictions and cumulatively has incurred net operating losses of $800 million and $720 million as of February 1, 2019, and February 2, 2018, respectively.  These net operating losses are subject to expiration in 2019 through 2038.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of the foreign net deferred tax assets, the Company recorded cumulative valuation allowances of $331 million and $234 million as of February 1, 2019, and February 2, 2018, respectively.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In millions)	2018	2017	2016
Unrecognized tax benefits, beginning of year	$—	$6	$3
Additions for tax positions of prior years	10	—	3
Reductions for tax positions of prior years	—	(2)	—
Settlements	—	(1)	—
Reductions due to a lapse in applicable statute of limitations	—	(3)	—
Unrecognized tax benefits, end of year	$10	$—	$6

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $8 million as of February 1, 2019, and $5 million as of February 3, 2017.

The Company recognized $3 million of interest expense, $3 million of interest income, and $2 million of interest expense related to uncertain tax positions during 2018, 2017, and 2016, respectively. The Company had $3 million of accrued interest related to uncertain tax positions as of February 1, 2019. The Company had no accrued interest related to uncertain tax positions as of February 2, 2018.

Penalties recognized related to uncertain tax positions were insignificant for 2018, 2017, and 2016. Accrued penalties were also insignificant as of February 1, 2019 and February 2, 2018.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2013 to 2017. An audit of the Company’s Canadian operations by the Canada Revenue Agency for fiscal years 2014 and 2015 is on-going. The Company remains subject to income tax examinations for international income taxes for fiscal years 2012 through 2017. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and open years.

Note 15: Earnings Per Share

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2018, 2017 and 2016:

(In millions, except per share data)	2018	2017	2016
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$2,314	$3,447	$3,091
Less: Net earnings allocable to participating securities	(7)	(11)	(11)
Less: Premium paid to acquire noncontrolling interest	—	—	(18)
Net earnings allocable to common shares, basic	$2,307	$3,436	$3,062
Weighted-average common shares outstanding	811	839	880
Basic earnings per common share	$2.84	$4.09	$3.48
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$2,314	$3,447	$3,091
Less: Net earnings allocable to participating securities	(7)	(11)	(11)
Less: Premium paid to acquire noncontrolling interest	—	—	(18)
Net earnings allocable to common shares, diluted	$2,307	$3,436	$3,062
Weighted-average common shares outstanding	811	839	880
Dilutive effect of non-participating share-based awards	1	1	1
Weighted-average common shares, as adjusted	812	840	881
Diluted earnings per common share	$2.84	$4.09	$3.47

As discussed in Note 4 to the consolidated financial statements, the Company paid RONA’s preferred shareholders a premium to acquire the remaining noncontrolling interest in RONA during the fourth quarter of fiscal 2016. The premium paid was accounted for as a capital transaction and as such, no loss was recognized in the Company’s consolidated financial statements. However, the premium paid represents a return on investment to RONA’s preferred shareholders and is not available to common shareholders. Therefore, the premium paid to acquire the remaining noncontrolling interest is reflected in the table above as a deduction from net earnings to compute net earnings allocable to common shares.

Stock options to purchase 0.5 million, 0.5 million and 1.0 million shares of common stock for 2018, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

NOTE 16: Leases

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

The future minimum rental payments required under operating leases and capitalized lease obligations having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In millions) Fiscal Year	Operating Leases	Capitalized Lease Obligations	Total
2019	$595	$133	$728
2020	605	87	692
2021	564	90	654
2022	519	87	606
2023	473	86	559
Later years	2,609	783	3,392
Total minimum lease payments	$5,365	$1,266	$6,631
Less amount representing interest		(492)
Present value of minimum lease payments		774
Less current maturities		(65)
Present value of minimum lease payments, less current maturities		$709

Rental expenses under operating leases were $616 million, $626 million and $549 million in 2018, 2017 and 2016, respectively, and were recognized within SG&A expense.  Excluded from these amounts are rental expenses associated with closed locations which were recognized as exit costs in the period of closure.

NOTE 17: Commitments and Contingencies

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

As of February 1, 2019, the Company had non-cancellable commitments of $1.0 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2019, $564 million; 2020, $352 million; 2021, $86 million; 2022, $20 million; thereafter, $0 million.

At February 1, 2019, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $59 million. The majority of the Company’s letters of credit were issued for insurance and construction contracts.

NOTE 18: Related Parties

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $156 million in 2018, $149 million in 2017, and $124 million in 2016. Amounts payable to this vendor were insignificant at February 1, 2019 and February 2, 2018.

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides certain services to the Company related to health and welfare benefit plans. The Company made payments to this vendor in the amount of $2 million in 2018, $14 million in 2017, and $59 million in 2016. Amounts payable to this vendor were insignificant at February 1, 2019 and February 2, 2018.

The Company’s President and Chief Executive Officer also serves on the Board of Directors of a vendor that provides transportation and business services to the Company. The Company purchased services from this vendor in the amount of $91 million in 2018. Amounts payable to this vendor were insignificant at February 1, 2019. This was not considered a related party relationship in 2017 or 2016.

NOTE 19: Other Information

Net interest expense is comprised of the following:

(In millions)	2018	2017	2016
Long-term debt	$582	$582	$583
Capitalized lease obligations	58	56	53
Interest income	(28)	(16)	(12)
Interest capitalized	(3)	(5)	(4)
Interest on tax uncertainties	3	(3)	2
Other	12	19	23
Interest - net	$624	$633	$645

Supplemental disclosures of cash flow information:

(In millions)	2018	2017	2016
Cash paid for interest, net of amount capitalized	$635	$654	$619
Cash paid for income taxes, net	$1,316	$1,673	$2,217
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease	$44	$97	$86
Cash dividends declared but not paid	$385	$340	$304

Sales by product category:

	2018		2017		2016
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Lumber & Building Materials	$9,968	14%	$9,517	14%	$8,513	13%
Appliances	8,391	12	7,696	11	7,037	11
Seasonal & Outdoor Living	7,352	10	7,162	10	6,998	11
Tools & Hardware	6,906	10	6,723	10	6,376	10
Fashion Fixtures	6,351	9	6,424	9	6,303	10
Rough Plumbing & Electrical	6,327	9	6,142	9	5,741	9
Lawn & Garden	5,433	8	5,222	8	5,091	8
Millwork	5,381	8	5,308	8	5,238	8
Paint	5,263	7	5,297	8	5,171	8
Flooring	4,282	6	4,363	6	4,227	6
Kitchens	3,700	5	3,642	5	3,532	5
Other	1,955	2	1,123	2	790	1
Totals	$71,309	100%	$68,619	100%	$65,017	100%

NOTE 20: Derivative Instruments

In February 2016, the Company entered into an option to purchase 3.2 billion Canadian dollars in order to manage the foreign currency exchange rate risk on the consideration to be paid for the RONA acquisition. This option contract was not accounted for as a hedging instrument, and gains and losses resulting from changes in fair value and settlement were included in SG&A expense in the accompanying consolidated statements of earnings. The cash flows related to this option were included within investing activities in the accompanying consolidated statements of cash flows.

The premium paid for the foreign currency exchange option contract was $103 million. The option contract was settled during the second quarter of fiscal year 2016 for $179 million, resulting in a total realized gain of $76 million for the fiscal year ended February 3, 2017.

The Company’s other derivative instruments, and related activity, were not material in any of the periods presented.

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2018 and 2017:

	2018[1]
(In millions, except per share data)	First	Second [2]	Third [3]	Fourth [4]
Net sales	$17,360	$20,888	$17,415	$15,647
Gross margin	5,748	6,885	5,377	4,898
Net earnings/(loss)	988	1,520	629	(824)
Basic earnings/(loss) per common share	1.19	1.86	0.78	(1.03)
Diluted earnings/(loss) per common share	$1.19	$1.86	$0.78	$(1.03)

	2017[1]
(In millions, except per share data)	First [5]	Second [6]	Third	Fourth [7]
Net sales	$16,860	$19,495	$16,770	$15,494
Gross margin	5,595	6,420	5,454	4,964
Net earnings	602	1,419	872	554
Basic earnings per common share	0.70	1.68	1.05	0.67
Diluted earnings per common share	$0.70	$1.68	$1.05	$0.67

[1]
In the fourth quarter of fiscal 2018, the Company changed its method of accounting for shipping and handling costs from the Company’s stores, distribution centers, and other locations to customers. Under the new accounting principle, shipping and handling costs related to the delivery of products from the Company to customers are included in cost of sales, whereas they were previously presented in selling, general, and administrative expense, and depreciation and amortization. Amounts presented for fiscal years 2018 and 2017 reflect adjusted amounts in accordance with this accounting principle change. See Note 2 to the consolidated financial statements for additional information on the accounting principle change.

[2]
The second quarter of fiscal 2018 includes pre-tax charges totaling $230 million related to long lived asset impairments and discontinued projects associated with the Company’s decision to close all Orchard Supply Hardware locations.

[3]
The third quarter of fiscal 2018 includes the following pre-tax charges: $123 million related to accelerated depreciation and amortization, severance and lease obligation costs associated with the Company’s decision to close all Orchard Supply Hardware locations; $121 million related to long-lived asset impairment and severance costs associated with the Company’s decision to close 20 U.S. stores and 31 stores and other locations in Canada; $22 million related to long-lived asset impairments associated with the Company’s decision to exit its Mexico retail operations; and $14 million associated with long-lived asset impairments and inventory write-down related to the Company’s decision to exit certain non-core activities within its U.S. Home Improvement business.

[4]
The fourth quarter of fiscal 2018 includes the following pre-tax charges: $952 million of goodwill impairment associated with the Company’s Canadian operations; $222 million related to impairments associated with the Company’s decision to exit its Mexico retail operations; $208 million related primarily to lease obligation costs associated with the Company’s decision to close all Orchard Supply Hardware locations; $150 million related to accelerated depreciation, severance and lease obligation costs associated with the Company’s decision to close 20 U.S. stores and 31 stores and other locations in Canada; $32 million related to the Company’s decision to exit certain non-core activities within its U.S. home improvement business; and $13 million related of severance costs associated with the elimination of the Project Specialists Interiors position.

[5]	The first quarter of fiscal 2017 includes a $464 million pre-tax loss on extinguishment of debt in connection with a $1.6 billion cash tender offer.

[6]	The second quarter of fiscal 2017 includes a $96 million gain from the sale of the Company’s interest in its Australian joint venture with Woolworths.

[7]
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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 1, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Executive Officers of the Registrant”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Information About the Board of Directors and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Additional Information - Shareholder Proposals for the 2020 Annual Meeting” in the definitive Proxy Statement for the 2019 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended February 1, 2019 (the Proxy Statement).

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

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 1, 2019:
Reserve for loss on obsolete inventory	$77	$1	[1]	$—		$78
Reserve for inventory shrinkage	212	478		(468)	[2]	222
Reserve for sales returns	71	123	[3]	—		194
Deferred tax valuation allowance	475	94	[4]	—		569
Self-insurance liabilities	890	1,530		(1,467)	[5]	953
Reserve for exit activities	60	384		(83)	[6]	361

February 2, 2018:
Reserve for loss on obsolete inventory	$59	$18	[1]	$—		$77
Reserve for inventory shrinkage	189	456		(433)	[2]	212
Reserve for sales returns	71	—		—		71
Deferred tax valuation allowance	578	—		(103)	[4]	475
Self-insurance liabilities	831	1,547		(1,488)	[5]	890
Reserve for exit activities	66	19		(25)	[6]	60

February 3, 2017:
Reserve for loss on obsolete inventory	$46	$13	[1]	$—		$59
Reserve for inventory shrinkage	171	397		(379)	[2]	189
Reserve for sales returns	66	5	[3]	—		71
Deferred tax valuation allowance	447	131	[4]	—		578
Self-insurance liabilities	883	1,418		(1,470)	[5]	831
Reserve for exit activities	67	47		(48)	[6]	66

[1]	Represents the net increase/(decrease) in the required reserve based on the Company’s evaluation of obsolete inventory.

[2]	Represents the actual inventory shrinkage experienced at the time of physical inventories.

[3]
Represents the net increase in the required reserve based on the Company’s evaluation of anticipated merchandise returns. The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), effective February 3, 2018. Under ASU 2014-09, the sales returns reserve is presented on a gross basis, with a separate asset and liability in the consolidated balance sheet. Reporting periods prior to the adoption of ASU 2014-09 reflect the sales returns reserve on a net basis. For fiscal year 2018, the net increase in the reserve is primarily due to the change from net presentation to gross presentation related to the adoption of the revenue recognition standard, as well as changes in the Company’s evaluation of anticipated merchandise returns.

[4]	Represents an increase/(decrease) in the required reserve based on the Company’s evaluation of deferred tax assets.

[5]	Represents claim payments for self-insured claims.

[6]	Represents lease payments, net of sublease income.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement, dated as of February 2, 2016, among Lowe’s Companies, Inc., Lowe’s Companies Canada, ULC and RONA inc.(1)	10-K	001-07898	2.1	March 29, 2016

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated January 25, 2019.	8-K	001-07898	3.1	January 28, 2019

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 3.750% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.10	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.11	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.12	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.13	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

4.14	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.15	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.16	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.17	Second Amended and Restated Credit Agreement, dated as of September 10, 2018, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer, U.S. Bank National Association, as syndication agent and a letter of credit issuer, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 12, 2018

4.18	364-Day Credit Agreement, dated as of September 10, 2018, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, U.S. Bank National Association, as syndication agent Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.2	September 12, 2018

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective July 1, 1994.*	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective January 31, 2009.*	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.4	Lowe’s Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.5	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.6	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe’s Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.7	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of January 1, 2005.*	10-K	001-07898	10.25	March 29, 2011

10.8	Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of December 31, 2008.*	10-K	001-07898	10.22	March 31, 2009

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.10	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.11	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.12	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.13	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.14	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.15	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.16	Amendment No. 7 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.16	April 4, 2017

10.17	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier I Senior Officers used for agreements entered into on or after June 1, 2012.*	10-Q	001-07898	10.2	September 4, 2012

10.18	Form of Lowe’s Companies, Inc. Management Continuity Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.2	September 3, 2008

10.19	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.20	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.21	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.22	Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.23	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Directors.*	8-K	001-07898	10.2	June 3, 2005

10.24	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	May 31, 2011

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.25	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement.*	10-K	001-07898	10.27	April 4, 2017

10.26	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of February 4, 2017.*	10-K	001-07898	10.28	April 4, 2017

10.27	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.28	Form of Lowe’s Companies, Inc. 2006 Long Term Incentive Plan Non-Qualified Stock Option Agreement.*	10-K	001-07898	10.24	March 29, 2011

10.29	Amendment No. 1, dated as of May 4, 2017, to the Amended and Restated Credit Agreement, dated as of November 23, 2016, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and a letter of credit issuer, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.	10-Q	001-07898	10.1	June 6, 2017

10.30	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

10.31	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*	10-Q	001-07898	10.2	September 4, 2018

10.32	Offer Letter between Lowe’s Companies, Inc. and David M. Denton entered into on August 20, 2018.*	10-Q	001-07898	10.3	September 4, 2018

10.33	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement.*	10-Q	001-07898	10.4	September 4, 2018

10.34	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.5	September 4, 2018

10.35	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.6	September 4, 2018

10.36	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.7	September 4, 2018

10.37	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier II Senior Officers.*	10-Q	001-07898	10.8	September 4, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.38	Lowe’s Companies, Inc. Severance Plan for Senior Officers effective August 16, 2018.*	10-Q	001-07898	10.9	September 4, 2018

10.39	Retirement Agreement between Lowe’s Companies, Inc. and Robert A. Niblock entered into on June 18, 2018.*	10-Q	001-07898	10.10	September 4, 2018

10.40	Retention Agreement between Lowe’s Companies, Inc. and Michael P. McDermott entered into on July 9, 2018.*	10-Q	001-07898	10.11	September 4, 2018

10.41	Retirement Agreement between Lowe’s Companies, Inc. and Marshall A. Croom entered into on September 27, 2018.*	10-Q	001-07898	10.5	December 6, 2018

10.42	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*	10-Q	001-07898	10.6	December 6, 2018

10.43	Form of Lowe’s Companies, Inc. Officer Indemnification Agreement.*‡

10.44	Release and Separation Agreement between Lowe’s Companies, Inc. and Richard D. Maltsbarger entered into on July 20, 2018*‡

18.1	Preferability Letter of Deloitte & Touche LLP.‡

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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

LOWE’S COMPANIES, INC.
(Registrant)

April 1, 2019	By: /s/ Marvin R. Ellison
Date	Marvin R. Ellison President and Chief Executive Officer

April 1, 2019	By: /s/ David M. Denton
Date	David M. Denton Executive Vice President, Chief Financial Officer

April 1, 2019	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints David M. Denton, Matthew V. Hollifield and Ross W. McCanless, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Marvin R. Ellison	President, Chief Executive Officer and Director	April 1, 2019
Marvin R. Ellison		Date

/s/ Raul Alvarez	Director	April 1, 2019
Raul Alvarez		Date

/s/ David H. Batchelder	Director	April 1, 2019
David H. Batchelder		Date

/s/ Angela F. Braly	Director	April 1, 2019
Angela F. Braly		Date

/s/ Sandra B. Cochran	Director	April 1, 2019
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	April 1, 2019
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Chairman of the Board	April 1, 2019
Richard W. Dreiling		Date

/s/ Marshall O. Larsen	Director	April 1, 2019
Marshall O. Larsen		Date

/s/ James H. Morgan	Director	April 1, 2019
James H. Morgan		Date

/s/ Brian C. Rogers	Director	April 1, 2019
Brian C. Rogers		Date

/s/ Bertram L. Scott	Director	April 1, 2019
Bertram L. Scott		Date

/s/ Lisa W. Wardell	Director	April 1, 2019
Lisa W. Wardell		Date

/s/ Eric C. Wiseman	Director	April 1, 2019
Eric C. Wiseman		Date