Form 10-Q
period 2019-05-03
LOWES COMPANIES INC
filed 2019-06-03
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to  ______
Commission File Number 1-7898
LOWE’S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowe’s Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(704) 758-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50	LOW	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/29/2019
Common Stock, $0.50 par value	782,916,484

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		May 3, 2019	May 4, 2018	February 1, 2019
Assets
Current assets:
Cash and cash equivalents		$2,973	$1,565	$511
Short-term investments		190	205	218
Merchandise inventory - net		15,026	13,204	12,561
Other current assets		1,146	1,059	938
Total current assets		19,335	16,033	14,228
Property, less accumulated depreciation		18,150	19,500	18,432
Operating lease right-of-use assets		3,926	—	—
Long-term investments		235	321	256
Deferred income taxes - net		495	199	294
Goodwill		303	1,288	303
Other assets		775	896	995
Total assets		$43,219	$38,237	$34,508

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	$—	$722
Current maturities of long-term debt		1,008	896	1,110
Current operating lease liabilities		500	—	—
Accounts payable		11,485	10,104	8,279
Accrued compensation and employee benefits		769	715	662
Deferred revenue		1,376	1,439	1,299
Other current liabilities		2,643	2,620	2,425
Total current liabilities		17,781	15,774	14,497
Long-term debt, excluding current maturities		16,542	14,948	14,391
Noncurrent operating lease liabilities		4,064	—	—
Deferred revenue - extended protection plans		837	808	827
Other liabilities		759	962	1,149
Total liabilities		39,983	32,492	30,864

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
May 3, 2019	795
May 4, 2018	822
February 1, 2019	801	397	411	401
Capital in excess of par value		—	—	—
Retained earnings		3,095	5,405	3,452
Accumulated other comprehensive loss		(256)	(71)	(209)
Total shareholders' equity		3,236	5,745	3,644
Total liabilities and shareholders' equity		$43,219	$38,237	$34,508

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 3, 2019		May 4, 2018
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$17,741	100.00	$17,360	100.00
Cost of sales	12,160	68.54	11,612	66.89
Gross margin	5,581	31.46	5,748	33.11
Expenses:
Selling, general and administrative	3,862	21.77	3,934	22.66
Depreciation and amortization	302	1.70	349	2.01
Operating income	1,417	7.99	1,465	8.44
Interest - net	162	0.92	160	0.92
Pre-tax earnings	1,255	7.07	1,305	7.52
Income tax provision	209	1.17	317	1.83
Net earnings	$1,046	5.90	$988	5.69

Weighted average common shares outstanding - basic	796		825
Basic earnings per common share	$1.31		$1.19
Weighted average common shares outstanding - diluted	797		826
Diluted earnings per common share	$1.31		$1.19
Cash dividends per share	$0.48		$0.41

Retained Earnings
Balance at beginning of period	$3,452		$5,425
Cumulative effect of accounting change	(263)		33
Net earnings	1,046		988
Cash dividends declared	(382)		(338)
Share repurchases	(758)		(703)
Balance at end of period	$3,095		$5,405

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 3, 2019		May 4, 2018
	Amount	% Sales	Amount	% Sales
Net earnings	$1,046	5.90	$988	5.69
Foreign currency translation adjustments - net of tax	(33)	(0.18)	(83)	(0.48)
Other	(15)	(0.09)	—	—
Other comprehensive loss	(48)	(0.27)	(83)	(0.48)
Comprehensive income	$998	5.63	$905	5.21

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
In Millions

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	Shares	Amount
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change				(263)		(263)
Net earnings				1,046		1,046
Other comprehensive loss					(47)	(47)
Cash dividends declared, $0.48 per share				(382)		(382)
Share-based payment expense			39			39
Repurchase of common stock	(8)	(5)	(70)	(758)		(833)
Issuance of common stock under share-based payment plans	2	1	31			32
Balance May 3, 2019	795	$397	$—	$3,095	$(256)	$3,236

Balance February 2, 2018	830	$415	$22	$5,425	$11	$5,873
Cumulative effect of accounting change				33		33
Net earnings				988		988
Other comprehensive loss					(82)	(82)
Cash dividends declared, $0.41 per share				(338)		(338)
Share-based payment expense			21			21
Repurchase of common stock	(9)	(5)	(51)	(703)		(759)
Issuance of common stock under share-based payment plans	1	1	8			9
Balance May 4, 2018	822	$411	$—	$5,405	$(71)	$5,745
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 3, 2019	May 4, 2018
Cash flows from operating activities:
Net earnings	$1,046	$988
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	337	387
Noncash lease expense	114	—
Deferred income taxes	(106)	(21)
(Gain) loss on property and other assets - net	(2)	6
(Gain) loss on cost method and equity method investments	(2)	—
Share-based payment expense	42	24
Changes in operating assets and liabilities:
Merchandise inventory - net	(2,478)	(1,846)
Other operating assets	(273)	(234)
Accounts payable	3,199	3,521
Other operating liabilities	260	604
Net cash provided by operating activities	2,137	3,429

Cash flows from investing activities:
Purchases of investments	(3)	(573)
Proceeds from sale/maturity of investments	54	556
Capital expenditures	(205)	(224)
Proceeds from sale of property and other long-term assets	24	5
Other - net	(1)	—
Net cash used in investing activities	(131)	(236)

Cash flows from financing activities:
Net change in short-term borrowings	(722)	(1,140)
Net proceeds from issuance of long-term debt	2,972	—
Repayment of long-term debt	(616)	(13)
Proceeds from issuance of common stock under share-based payment plans	32	8
Cash dividend payments	(385)	(340)
Repurchase of common stock	(826)	(728)
Other - net	(9)	(2)
Net cash provided by (used in) financing activities	446	(2,215)

Effect of exchange rate changes on cash	(2)	(1)

Net increase in cash and cash equivalents, including cash classified within current assets held for sale	2,450	977
Less: Net decrease in cash classified within current assets held for sale	12	—
Net increase in cash and cash equivalents	2,462	977
Cash and cash equivalents, beginning of period	511	588
Cash and cash equivalents, end of period	$2,973	$1,565

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position and results as of May 3, 2019, and May 4, 2018.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications.

Accounting Pronouncements Recently Adopted

Effective February 2, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and all related amendments, using the optional transition approach and recognized the cumulative impact of adoption in the opening balance of retained earnings. Under ASU 2016-02, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The Company adopted the standard utilizing the transition election to not restate comparative periods for the impact of adopting the standard and recognizing the cumulative impact of adoption in the opening balance of retained earnings. The Company elected the package of transition expedients available for expired or existing contracts, which allowed the carry-forward of historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Adoption of the standard resulted in the recording of additional net lease-related assets and lease-related liabilities of approximately $3.6 billion and $3.9 billion, respectively, as of February 2, 2019. The difference between the additional lease assets and lease liabilities, net of the $87 million deferred tax impact, was $263 million and was recorded as an adjustment to retained earnings. This adjustment to retained earnings primarily represents the write-off of right-of-use assets associated with closed locations, net of previously established store closing lease obligations as well as the derecognition of build-to-suit leases. The adoption of this standard by the Company did not have a material impact on its consolidated statements of earnings, comprehensive income or cash flows and will have no impact on the Company’s debt covenant compliance under its current agreements. See Note 3 for additional details of the Company’s leases.

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

The Company believes including these expenses in cost of sales is preferable, as it better aligns these costs with the related revenue in the gross profit calculation and is consistent with the practices of other retailers. This change in accounting principle has been applied retrospectively, and the consolidated statements of earnings reflect the effect of this accounting principle change in all years presented. This reclassification had no impact on operating income, net earnings or diluted earnings per share. The consolidated balance sheets, the consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and the consolidated statements of cash flows were not impacted by this accounting principle change.

The consolidated statements of earnings for the three months ended May 4, 2018 has been adjusted to reflect this change in accounting principle. The impact of the adjustment for the three months ended May 4, 2018 was an increase of $265 million to cost of sales and a corresponding decrease to SG&A expense of $255 million and depreciation and amortization expense of $10 million.

Note 3: Leases - During the first quarter of fiscal 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires leases to be recognized on the balance sheet. Leases with an original term of 12 months or less are not recognized on the Company’s balance sheet, and the lease expense related to those short-term leases is recognized over the lease term. The Company does not account for lease and non-lease (e.g. common area maintenance) components of contracts separately for any underlying asset class.

The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment under finance and operating leases. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Original terms for our facility-related leases are generally between five and 20 years.  These leases generally contain provisions for four to six renewal options of five years each. Original terms for equipment-related leases, primarily material handling equipment and vehicles, are generally between one and seven years. Some of the Company’s leases also include rental escalation clauses and/or termination provisions. Renewal options and termination options are included in the determination of lease payments when appropriate based on management’s assessment of the probability that the options will be exercised, considering the facility’s financial performance, strategic importance and/or invested capital.

If readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. When the implicit rate is not determinable, the Company’s estimated incremental borrowing rate is utilized, determined on a collateralized basis, to discount lease payments based on information available at lease commencement.

Some lease agreements also provide for contingent rentals based on sales performance in excess of specified minimums or on changes in the consumer price index.  Contingent rentals, which are based on future performance or changes in indices, are excluded from the determination of lease payments and were not significant for any of the periods presented.  The Company’s lease agreements do not contain any material restrictions or covenants or any material residual value guarantees.

The Company subleases certain properties that are not used in its operations.  Sublease income was not significant for any of the periods presented.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

Leases
(in millions)	Classification	May 3, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$3,926
Finance lease assets	Property, less accumulated depreciation [1]	289
Total lease assets		4,215

Liabilities
Current
Operating	Current operating lease liabilities	500
Finance	Current maturities of long-term debt	33
Non-current
Operating	Non-current operating lease liabilities	4,064
Finance	Long-term debt, excluding current maturities	388
Total lease liabilities		$4,985
1 Finance lease assets are recorded net of accumulated amortization of $8 million as of May 3, 2019.

The table below presents the lease costs for finance and operating leases for the first quarter of fiscal 2019.

Lease Cost	Three Months Ended
(in millions)	May 3, 2019
Finance lease cost
Amortization of leased assets	$8
Interest on lease liabilities	7
Operating lease cost [1]	163
Total lease cost	$178
1 Includes short-term leases, variable lease costs, and sublease income, which are immaterial.

The future minimum rental payments required under operating leases and capitalized lease obligations as of May 3, 2019 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Maturity of lease liabilities	Operating	Finance
(In millions)	Leases [1,3]	Leases [2,3]	Total
2019	$463	$41	$504
2020	664	60	724
2021	636	60	696
2022	642	63	705
2023	554	58	612
After 2023	2,934	323	3,257
Total lease payments	5,893	605	6,498
Less: interest [4]	(1,329)	(184)	(1,513)
Present value of lease liabilities [5]	$4,564	$421	$4,985

[1]
Operating lease payments include $202 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $107 million of minimum lease payments for leases signed but not yet commenced.

[2]
Finance lease payments include $19 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $329 million of minimum lease payments for leases signed but not yet commenced.

[3]
Future minimum rental payments required under operating leases and capitalized lease obligations, as of February 1, 2019, are disclosed in the fiscal year 2018 Annual Report prepared in accordance with Accounting Standards Codification (ASC) 840, Leases.

[4]	Calculated using the lease-specific incremental borrowing rate.

[5]	Includes the current portion of $500 million for operating leases and $33 million for finance leases.

Lease Term and Discount Rate	May 3, 2019
Weighted-average remaining lease term (years)
Operating leases	10.68
Finance leases	11.07
Weighted-average discount rate
Operating lease	4.17%
Finance leases	7.48%

Other Information	Three Months Ended
(In millions)	May 3, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$200
Operating cash flows from finance leases	7
Financing cash flows from finance leases	8
Leased assets obtained in exchange for new finance lease liabilities	3
Leased assets obtained in exchange for new operating lease liabilities	145

Prior Period Disclosures

As a result of the adoption of ASC 842, Leases, on February 2, 2019, the Company is required to present future minimum lease payments for operating leases and capitalized lease obligations having initial or remaining non-cancelable lease terms in excess of one year. These future minimum lease payments were previously disclosed in our 2018 Annual Report on Form 10-K and accounted for under previous lease guidance. Commitments as of February 1, 2019 were as follows:

	February 1, 2019
Fiscal Year (In millions)	Operating Leases	Capitalized Lease Obligations	Total
2019	$595	$133	$728
2020	605	87	692
2021	564	90	654
2022	519	87	606
2023	473	86	559
Later years	2,609	783	3,392
Total minimum lease payments	$5,365	$1,266	$6,631
Less amount representing interest		(492)
Present value of minimum lease payments		774
Less current maturities		(65)
Present value of minimum lease payments, less current maturities		$709

Note 4: Revenue Recognition - Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	May 3, 2019	May 4, 2018
Products	$16,900	$16,501
Services	554	624
Other	287	235
Net sales	$17,741	$17,360

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise, which is at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets. Anticipated sales returns reflected in other current liabilities were $287 million at May 3, 2019 and $305 million at May 4, 2018. The associated right of return assets reflected in other current assets were $190 million at May 3, 2019 and $197 million at May 4, 2018.

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
Deferred revenue is presented for merchandise that has not yet transferred control to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through pickup or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $935 million and $1.0 billion at May 3, 2019 and May 4, 2018, respectively. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Stored-value cards
In addition, the Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $441 million and $437 million at May 3, 2019, and May 4, 2018, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the three months ended May 3, 2019 and May 4, 2018.
Extended protection plans
The Company also defers revenues for its separately-priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were $99 million for the three months ended May 3, 2019 and $95 million for the three months ended May 4, 2018. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at May 3, 2019 and May 4, 2018, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.
The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $48 million and $46 million for the three months ended May 3, 2019 and May 4, 2018, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	May 3, 2019		May 4, 2018
(In millions)	Total Sales	%	Total Sales	%
Home Décor [1]	$6,272	36%	$6,201	36%
Hardlines [2]	5,528	31	5,128	30
Building Products [3]	5,524	31	5,524	31
Other	417	2	507	3
Total	$17,741	100%	$17,360	100%

[1]	Home Décor includes the following product categories: Appliances, Decor, Flooring, Kitchens & Bath, and Paint

[2]	Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

[3]	Building Products includes the following product categories: Lighting, Lumber & Building Materials, Millwork, and Rough Plumbing & Electrical

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended
	May 3, 2019	May 4, 2018
United States	$16,647	$16,173
International	1,094	1,187
Net Sales	$17,741	$17,360

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of May 3, 2019, May 4, 2018, and February 1, 2019. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	May 3, 2019	May 4, 2018	February 1, 2019
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$156	$188	$207
Agency securities	Level 2	22	—	10
Corporate debt securities	Level 2	12	—	1
Certificates of deposit	Level 1	—	17	—
Total short-term investments		$190	$205	$218
Long-term investments:
Available-for-sale securities
Corporate debt securities	Level 2	$181	$—	$191
Agency securities	Level 2	28	—	65
U.S. Treasury securities	Level 1	26	—	—
Municipal floating rate obligations	Level 2	—	321	—
Total long-term investments		$235	$321	$256

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 3, 2019 and May 4, 2018, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	May 3, 2019		May 4, 2018		February 1, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$17,090	$17,261	$14,963	$15,151	$14,721	$14,473
Mortgage notes (Level 2)	6	6	6	7	6	6
Long-term debt (excluding capitalized lease obligations)	$17,096	$17,267	$14,969	$15,158	$14,727	$14,479

Note 6: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $190 million at May 3, 2019, $188 million at May 4, 2018, and $218 million at February 1, 2019.

Restricted balances included in long-term investments were $235 million at May 3, 2019, $298 million at May 4, 2018, and $256 million at February 1, 2019.

Note 7: Property - Property is shown net of accumulated depreciation of $17.3 billion at May 3, 2019, $17.4 billion at May 4, 2018, and $17.4 billion at February 1, 2019.

Note 8: Long-Term Debt - During the first quarter of fiscal 2019, the Company issued $3.0 billion of unsecured notes as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
April 5, 2019	$1,500	April 2029	Fixed	3.650%	$9
April 5, 2019	$1,500	April 2049	Fixed	4.550%	$19

Interest on the notes issued in 2019 is payable semiannually in arrears in April and October of each year until maturity.

The indenture governing the notes issued in 2019 contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to the date of purchase. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 9: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 26, 2018, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. On December 12, 2018, the Company’s Board of Directors authorized an additional $10.0 billion share repurchase program with no expiration, which was announced on the same day. As of May 3, 2019, the Company had $13.1 billion remaining in its share repurchase program.

In November 2018, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $270 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $270 million to the financial institution using cash on hand, and took delivery of 2.6 million shares. The Company finalized the transaction and received an additional 0.3 million shares in February 2019.

In March 2019, the Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase $350 million to $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand, and took delivery of 2.9 million shares. The Company finalized the transaction to receive an additional 0.3 million shares prior to the end of the first quarter. Subsequent to the end of the first quarter, the Company received a $150 million cash payment from the third-party financial institution, which is equal to the difference between the $500 million payment made at inception and the final notional amount.

Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the applicable financial institution or be required to deliver additional shares or cash to such financial institution. The Company controlled the election to either deliver additional shares or cash to the financial institution, and the ASR agreements were subject to provisions which limited the number of shares the Company would be required to deliver.

The final number of shares received upon settlement of each of the ASR agreements was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the applicable ASR agreement. The initial repurchase of shares under the agreements resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

Each ASR agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The par value of the shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and retained earnings. The forward stock purchase contract was considered indexed to the Company’s own stock and was classified as an equity instrument.

In addition, during the three months ended May 3, 2019, the Company repurchased shares of its common stock through the open market totaling 4.5 million shares for a cost of $468 million.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three months ended May 3, 2019 and May 4, 2018 were as follows:

	Three Months Ended
	May 3, 2019		May 4, 2018
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	8.0	$818	8.7	$750
Shares withheld from employees	0.1	13	0.1	8
Total share repurchases	8.1	$831	8.8	$758

[1]	Reductions of $758 million and $703 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended May 3, 2019 and May 4, 2018, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended May 3, 2019 and May 4, 2018:

	Three Months Ended
(In millions, except per share data)	May 3, 2019	May 4, 2018
Basic earnings per common share:
Net earnings	$1,046	$988
Less: Net earnings allocable to participating securities	(3)	(3)
Net earnings allocable to common shares, basic	$1,043	$985
Weighted-average common shares outstanding	796	825
Basic earnings per common share	$1.31	$1.19
Diluted earnings per common share:
Net earnings	$1,046	$988
Less: Net earnings allocable to participating securities	(3)	(3)
Net earnings allocable to common shares, diluted	$1,043	$985
Weighted-average common shares outstanding	796	825
Dilutive effect of non-participating share-based awards	1	1
Weighted-average common shares, as adjusted	797	826
Diluted earnings per common share	$1.31	$1.19

Stock options to purchase 0.6 million and 0.6 million shares of common stock were anti-dilutive for the three months ended May 3, 2019 and May 4, 2018, respectively.

Note 11: Income Taxes - The Company’s effective income tax rates were 16.6% and 24.3% for the three months ended May 3, 2019 and May 4, 2018, respectively. The decrease in the effective income tax rate is primarily due to a favorable tax benefit recorded during the quarter associated with the planned exit of the Mexico retail operations. In fiscal 2018, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business through liquidation.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 3, 2019	May 4, 2018
Long-term debt	$154	$145
Finance lease obligations	7	$—
Capitalized lease obligations	—	15
Interest income	(7)	(3)
Interest capitalized	—	(1)
Other	8	4
Interest - net	$162	$160

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 3, 2019	May 4, 2018
Cash paid for interest, net of amount capitalized [1]	$287	$288
Cash paid for income taxes - net	$19	$43
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease [1]	$4	$8
Cash dividends declared but not paid	$382	$338
1 Upon adoption of ASU 2016-02, Leases, the Company presents supplemental cash flow disclosures related to its finance and operating leases within Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 3, 2019 and May 4, 2018, the related consolidated statements of current and retained earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal three-month periods ended May 3, 2019 and May 4, 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 1, 2019, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 1, 2019, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the reclassification of shipping and handling costs relating to the delivery of products to customers from selling, general and administrative and depreciation and amortization to cost of sales. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 31, 2019

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 3, 2019, and May 4, 2018. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2018. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales and net earnings increased for the first quarter of 2019 by 2.2% to $17.7 billion and 5.9% to $1.0 billion, respectively. Diluted earnings per common share increased 9.7% in the first quarter of 2019 to $1.31 from $1.19 in the first quarter of the prior year. During the prior year, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, during the first quarter of 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business. This resulted in an $82 million tax benefit which was offset by $12 million of pre-tax operating costs for the Mexico retail operations during the quarter. Excluding the impact of these items, adjusted diluted earnings per common share increased 2.5% to $1.22 in the first quarter of 2019 from diluted earnings per common share of $1.19 in the same period of the prior year (see discussion of non-GAAP financial measures beginning on page 20).

For the first quarter of 2019, cash flows from operating activities were approximately $2.1 billion, with $205 million used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, during the first quarter of 2019, we paid $385 million in dividends and repurchased $818 million of common stock through our share repurchase program.

We capitalized on Spring demand by transitioning for the season more efficiently and setting our stores earlier to ensure we had sufficient inventory on-hand. Our team improved sales floor productivity and leveraged our Spring Black Friday event through strong messaging and personalized marketing to take advantage of seasonal project demand. As a result, during the first quarter of 2019, 13 of 15 U.S. regions experienced increases in comparable sales. Ten of 13 product categories generated positive comparable sales increases, with particular strength in Seasonal & Outdoor Living, Lawn & Garden, Tools, and Appliances. Our commitment to improving in-stocks and customer service, as well as focusing on winning with the Pro customer, were keys to our improved sales performance during the quarter.

While we drove solid top line sales for the quarter, we also experienced a convergence of factors which led to gross margin pressure. During the past six months, as we worked to ensure we have the best talent in position to execute our strategy, we experienced an unprecedented level of change in our Merchandising organization by replacing 11 of 13 merchandising vice presidents and two of three merchandising senior vice presidents. This level of change, combined with ineffective legacy pricing tools and processes, negatively impacted our ability to quickly analyze and effectively offset cost increases with pricing actions. However, the Company is taking decisive actions to improve gross margin for the balance of 2019, inclusive of establishing more efficient processes to systematically analyze, prioritize and implement pricing actions to offset cost pressures. In addition, we are making investments to improve our pricing analytic capabilities through our acquisition of the Retail Analytics platform from Boomerang Commerce, subsequent to the end of the first quarter. Furthermore, our new merchandising leaders are now established in their roles and as they gain comfort with their categories and assortments, the Company will gain stability and balance within the merchandising organization.

As we continue through our multi-year transformation, we remain focused on our mission of delivering the right home improvement products, with the best service and value, across every channel and community we serve. We are in the early stages of this transformation and remain committed to taking the necessary actions and making the necessary investments to position Lowe’s for sustainable long-term growth.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period[1]
	May 3, 2019	May 4, 2018	2019 vs. 2018	2019 vs. 2018
Net sales	100.00%	100.00%	N/A	2.2%
Gross margin	31.46	33.11	(165)	(2.9)
Expenses:
Selling, general and administrative	21.77	22.66	(89)	(1.8)
Depreciation and amortization	1.70	2.01	(31)	(13.5)
Operating income	7.99	8.44	(45)	(3.3)
Interest - net	0.92	0.92	—	1.2
Pre-tax earnings	7.07	7.52	(45)	(3.9)
Income tax provision	1.17	1.83	(66)	(34.2)
Net earnings	5.90%	5.69%	21	5.9%
1 In the fourth quarter of fiscal 2018, we changed our method of accounting for shipping and handling costs from the Company’s stores, distribution centers, and other locations to customers. Under this new accounting principle, shipping and handling costs related to the delivery of products from the Company to customers are included in costs of sales, whereas they were previously included in selling, general, and administrative expense, and depreciation and amortization. Amounts presented for the three months ended May 4, 2018 reflect adjusted amounts in accordance with this accounting principle change.

	Three Months Ended
Other Metrics	May 3, 2019	May 4, 2018
Comparable sales increase [1]	3.5%	0.6%
Total customer transactions (in millions)	230	232
Average ticket [2]	$77.19	$74.98
At end of period:
Number of stores	2,002	2,154
Sales floor square feet (in millions)	209	215
Average store size selling square feet (in thousands) [3]	104	100
Return on invested capital [4]	11.5%	17.0%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted first quarter fiscal 2019 and first quarter fiscal 2018 comparable sales by approximately 70 basis points and 85 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.

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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share
Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items, as further described below, not contemplated in the Company’s original business outlook for fiscal 2019. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

The Company previously announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business through liquidation. As a result, in the first quarter of 2019, the Company recognized favorable net income of $70 million or net $0.09 per share impact associated with a favorable tax benefit due to the decision to pursue a sale through liquidation, offset by losses, net of tax, for the period associated with the wind-down of the Mexico operations (Mexico adjustments).

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

	Three Months Ended
	May 3, 2019			May 4, 2018
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$1.31			$1.19
Mexico adjustments	0.01	(0.10)	(0.09)	—	—	—
Adjusted diluted earnings per share			$1.22			$1.19

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

We define ROIC as rolling 12 months’ lease adjusted net operating profit after tax (Lease adjusted NOPAT) divided by the average of current year and prior year ending debt and equity. Lease adjusted NOPAT is a non-GAAP financial measure, and net earnings is considered to be the most comparable GAAP financial measure to Lease adjusted NOPAT. The calculation of ROIC, together with a reconciliation of Lease adjusted NOPAT to net earnings, the most comparable GAAP financial measure, is as follows:

	For the Periods Ended
(In millions, except percentage data)	May 3, 2019	May 4, 2018
Calculation of Return on Invested Capital
Numerator
Pre-Tax Earnings	$3,344	$5,860
Plus:
Interest expense - net	626	632
Operating lease interest	201	211
Lease adjusted net operating profit	4,171	6,703
Less:
Income tax adjustment [1]	1,212	2,318
Lease adjusted net operating profit after tax	$2,959	$4,385
Denominator
Average debt and equity [2]	$25,676	$25,813
Return on invested capital	11.5%	17.0%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 29.1% and 34.6% for the periods ended May 3, 2019 and May 4, 2018, respectively.

[2]
Average debt and equity is defined as average beginning and ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average beginning and ending total equity.

Results of Operations

Net Sales – Net sales for the first quarter of 2019 increased 2.2% to $17.7 billion. The increase in total sales was driven primarily by an increase in comparable sales, partially offset by the closure of Orchard Supply Hardware (Orchard), as well as other closed locations. Comparable sales increased 3.5% over the same period, driven by a 2.2% increase in comparable customer transactions and a 1.3% increase in comparable average ticket. Orchard stores and other closed locations negatively impacted total sales 0.8% and 0.7%, respectively, for the quarter.

During the first quarter of 2019, we experienced comparable sales increases in 10 of 13 product categories. Comparable sales increases were above the company average in Seasonal & Outdoor Living, Lawn & Garden, Tools, and Appliances. We achieved strong comparable sales in Seasonal & Outdoor Living due primarily to performance in grills and outdoor power equipment, including riding lawn mowers. Performance in Lawn & Garden was driven by strength in lawn care, landscape products, and live goods. We achieved strong comparable sales in Tools as the Craftsman reset continued to drive strength in tool storage and mechanics tools. Top brands, breadth of assortment, and successful promotional events drove strong comparable sales in Appliances during the quarter. We experienced negative comparable sales in Lighting, Decor, and Kitchens & Bath primarily due to the elimination of the Project Specialists Interior position and reset execution challenges. Geographically, 13 of 15 U.S. regions experienced increases in comparable sales with the strongest results in the North and West. Two regions experienced negative comparable sales, including Houston, TX and Tampa, FL markets, which continue to face tough prior year comparisons from Hurricanes Harvey and Irma.

Gross Margin – For the first quarter of 2019, gross margin decreased 165 basis points as a percentage of sales. Gross margin was negatively impacted by 90 basis points due to the unanticipated impact of the convergence of cost pressure, significant transition in our merchandising organization, and ineffective legacy pricing tools and processes. In addition, 40 basis points of deleverage occurred due to increased distribution and delivery costs primarily associated with new supply chain facilities added to our network, coupled with ongoing increases in transportation costs and customer deliveries. Product mix shifts drove deleverage of 30 basis points.

SG&A – For the first quarter of 2019, SG&A expense leveraged 89 basis points as a percentage of sales compared to the first quarter of 2018. This was primarily driven by 80 basis points of leverage in retail operating salaries, 34 basis points of leverage from lease assignments and terminations primarily associated with the prior year’s store closing activities, and 17 basis points of leverage in advertising due to improved advertising efficiency. These were partially offset by 20 basis points of deleverage in incentive compensation, and 14 basis points of deleverage in employee insurance costs.

Depreciation and Amortization – Depreciation and amortization leveraged 31 basis points for the first quarter of 2019 compared to the prior year primarily due to store closures in fiscal 2018, and certain assets becoming fully depreciated. Property, less accumulated depreciation, decreased to $18.2 billion at May 3, 2019, compared to $19.5 billion at May 4, 2018. As of May 3, 2019 and May 4, 2018, we owned 83% and 79% of our stores, respectively, which included stores on leased land.

Interest – Net – Interest expense for the first quarter of 2019 increased primarily as a result of the issuance of $3.0 billion unsecured notes in April 2019, partially offset by a decrease in expense associated with the adoption of ASU 2016-02, Leases (Topic 842), during the quarter.

Income Tax Provision – Our effective income tax rates were 16.6% and 24.3% for the three months ended May 3, 2019 and May 4, 2018, respectively. The decrease in the effective income tax rate is primarily due to a favorable tax benefit recorded during the quarter associated with the planned exit of the Mexico retail operations. In fiscal 2018, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business through liquidation.

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

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	May 3, 2019	May 4, 2018
Net cash provided by operating activities	$2,137	$3,429

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the three months ended May 3, 2019, versus the three months ended May 4, 2018, was driven primarily by changes in working capital.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	May 3, 2019	May 4, 2018
Net cash used in investing activities	$(131)	$(236)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and investments.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. The following table provides our capital expenditures for the three months ended May 3, 2019, and May 4, 2018:

	Three Months Ended
(In millions)	May 3, 2019	May 4, 2018
Existing store investments [1]	$147	$119
New stores and international [2]	41	66
Strategic initiatives [3]	17	39
Total capital expenditures	$205	$224

[1]	Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.
2 Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects as well as expenditures related to our international operations.
3 Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term.

Our 2019 capital expenditures forecast is approximately $1.6 billion.

Cash Flows Provided by / Used in Financing Activities

	Three Months Ended
(In millions)	May 3, 2019	May 4, 2018
Net cash provided by/(used in) financing activities	$446	$(2,215)

Net cash used in financing activities primarily consist of transactions related to our long-term debt, short-term borrowings, share repurchases, and cash dividend payments.

Long-term Debt

The following table includes additional information related to the Company’s long-term debt for the three months ended May 3, 2019, and May 4, 2018:

	Three Months Ended
(In millions)	May 3, 2019	May 4, 2018
Net proceeds from issuance of long-term debt	$2,972	$—
Repayment of long-term debt	$(616)	$(13)

During the three months ended May 3, 2019, we issued $3.0 billion of unsecured notes to finance current year maturities and for other general corporate purposes.

Short-term Borrowing Facilities

We have a five year unsecured revolving credit agreement with a syndicate of banks (the Second Amended and Restated Credit Agreement) which provides for borrowings up to $1.98 billion. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $270 million.

In addition, we have an unsecured 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks which provides for borrowings up to $250 million. The Company may request borrowings under the 364-Day Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. The Company must repay the aggregate principal amount of loans outstanding under the 364-Day Credit Agreement on the termination date in effect at such time (currently September 9, 2019). The Company may elect to convert all of the loans outstanding under the 364-Day Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date.

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement both support our commercial paper program. The amount available to be drawn under the Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement or the 364-Day Credit Agreement as of May 3, 2019. There were no outstanding borrowings under the Amended and Restated Credit Agreement as of May 4, 2018. The following table includes additional information related to our short-term borrowings for the three months ended May 3, 2019, and May 4, 2018:

	Three Months Ended
(In millions, except for interest rate data)	May 3, 2019	May 4, 2018
Net change in short-term borrowings	$(722)	$(1,140)
Amount outstanding at quarter-end	$—	$—
Maximum amount outstanding at any month-end	$1,189	$892
Weighted-average interest rate of short-term borrowings outstanding	—%	—%

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement contains customary representations, warranties, and covenants. We were in compliance with those covenants at May 3, 2019.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the three months ended May 3, 2019, and May 4, 2018:

	Three Months Ended
(In millions, except per share data)	May 3, 2019	May 4, 2018
Total amount paid for share repurchases	$826	$728
Total number of shares repurchased	8.1	8.5
Average price paid per share	$102.35	$85.98

As of May 3, 2019, we had $13.1 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling $4.0 billion in 2019 (including the amount repurchased in the first quarter of fiscal year 2019). See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for three months ended May 3, 2019, and May 4, 2018:

	Three Months Ended
(In millions, except per share data)	May 3, 2019	May 4, 2018
Total cash dividend payments	$385	$340
Dividends paid per share	$0.48	$0.41

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 31, 2019, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The lowering of our credit ratings in the fourth quarter of fiscal 2018 did not have a material impact on our access to liquidity or interest costs.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	BBB+	Baa1
Senior Debt Outlook	Stable	Stable

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the first quarter of 2019, we issued $3.0 billion of unsecured notes in the ordinary course of business and used the net proceeds from the sale of the Notes for the repayment of $600 million aggregate principal amount due April 2019 and intend to use for the repayment of our $450 million aggregate principal amount due September 2019. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at May 3, 2019. Interest payments included in the table below are calculated based upon the rates in effect at May 3, 2019. The unsecured notes are further described in Note 8 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$17,263	$950	$1,776	518	$14,019
Long-term debt (interest payments)	11,514	728	1,376	1,260	8,150
Total	$28,777	$1,678	$3,152	$1,778	$22,169

As of May 3, 2019, other than changes related to the adoption of the new lease accounting standard as described in Note 1 and Note 3 to the Consolidated Financial Statements, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2018. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, recently enacted or proposed tariffs, any disruptions caused by our recent management and key personnel changes, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency and otherwise successfully execute on our strategy and implement our strategic initiatives, including acquisitions, dispositions and the closing of certain stores and facilities; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from system outages, data security breaches, ransomware and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues or privacy and data protection; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; and (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers. In addition, we could experience impairment losses and other charges if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities. With respect to acquisitions and dispositions, potential risks include the effect of such transactions on Lowe’s and the target company’s or operating business’s strategic relationships, operating results and businesses generally; our ability to integrate or divest personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing or decreasing the scope, geographic diversity, and complexity of our operations; significant integration or disposition costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting

Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the SEC) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates related to our international operations, interest rates, and commodity prices. The Company’s market risks have not changed materially from that disclosed in the Annual Report for the fiscal year ended February 1, 2019.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 3, 2019, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 3, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of fiscal 2019:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
February 2, 2019 - March 1, 2019 [3]	1,265,915	$98.71	1,218,306	$13,858,937,211
March 2, 2019 - April 5, 2019 [4]	5,145,807	106.76	5,071,005	13,287,326,557
April 6, 2019 - May 3, 2019 [4]	1,694,093	112.99	1,692,784	13,126,387,651
As of May 3, 2019	8,105,815	$106.80	7,982,095	$13,126,387,651

[1]
The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On January 26, 2018, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. On December 12, 2018, the Company’s Board of Directors authorized an additional $10.0 billion share repurchase program with no expiration, which was announced on the same day.

3 In November 2018, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $270 million of the Company’s common stock. Pursuant to the agreement, the Company paid $270 million to the financial institution and received an initial delivery of 2.6 million shares. In February 2019, subsequent to the end of the fourth quarter, the Company finalized the transaction and received an additional 0.3 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.
4 In March 2019, the Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase between $350 million and $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand and received an initial delivery of 2.9 million shares. In May 2019, prior to the end of the first quarter, the Company finalized the transaction and received an additional 0.3 million shares. Subsequent to the end of the first quarter, the Company received a $150 million cash payment from the third-party financial institution, which is equal to the difference between the $500 million payment made at inception and the final notional amount. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated January 25, 2019.	8-K	001-07898	3.1	January 28, 2019

4.1	Fifteenth Supplemental Indenture, dated as of April 5, 2019, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee).	8-K	001-07898	4.2	April 5, 2019

10.1	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of March 21, 2019.*‡

10.2	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier I Senior Officers.*‡

10.3	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier II Senior Officers.*‡

10.4	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier I Officers.*‡

10.5	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier II Officers.*‡

10.6	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier I Officers.*‡

10.7	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier II Officers.*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Eighth Amendment to the Lowe’s 401(k) Plan, effective as of March 29, 2019 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).‡

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

May 31, 2019	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer