Form 10-Q
period 2019-08-02
LOWES COMPANIES INC
filed 2019-09-03
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to  ______
Commission File Number 1-7898
LOWE’S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

North Carolina		56-0578072
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1000 Lowe’s Blvd.
Mooresville,	North Carolina	28117
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code		(704)	758-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 per share	LOW	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/30/2019
Common Stock, $0.50 par value	771,798,638

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		August 2, 2019	August 3, 2018	February 1, 2019
Assets
Current assets:
Cash and cash equivalents		$1,796	$2,251	$511
Short-term investments		275	391	218
Merchandise inventory - net		13,730	11,885	12,561
Other current assets		995	956	938
Total current assets		16,796	15,483	14,228
Property, less accumulated depreciation		18,203	19,172	18,432
Operating lease right-of-use assets		3,967	—	—
Long-term investments		179	87	256
Deferred income taxes - net		512	249	294
Goodwill		303	1,271	303
Other assets		735	843	995
Total assets		$40,695	$37,105	$34,508

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$—	$—	$722
Current maturities of long-term debt		1,009	894	1,110
Current operating lease liabilities		492	—	—
Accounts payable		9,499	8,984	8,279
Accrued compensation and employee benefits		717	671	662
Deferred revenue		1,324	1,449	1,299
Other current liabilities		2,794	2,583	2,425
Total current liabilities		15,835	14,581	14,497
Long-term debt, excluding current maturities		16,538	14,937	14,391
Noncurrent operating lease liabilities		4,055	—	—
Deferred revenue - extended protection plans		868	828	827
Other liabilities		759	978	1,149
Total liabilities		38,055	31,324	30,864

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
August 2, 2019	776
August 3, 2018	811
February 1, 2019	801	388	406	401
Capital in excess of par value		—	—	—
Retained earnings		2,439	5,517	3,452
Accumulated other comprehensive loss		(187)	(142)	(209)
Total shareholders' equity		2,640	5,781	3,644
Total liabilities and shareholders' equity		$40,695	$37,105	$34,508

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	August 2, 2019		August 3, 2018		August 2, 2019		August 3, 2018
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$20,992	100.00	$20,888	100.00	$38,733	100.00	$38,247	100.00
Cost of sales	14,252	67.89	14,003	67.04	26,412	68.19	25,615	66.97
Gross margin	6,740	32.11	6,885	32.96	12,321	31.81	12,632	33.03
Expenses:
Selling, general and administrative	4,048	19.29	4,386	20.99	7,909	20.42	8,319	21.75
Depreciation and amortization	311	1.48	336	1.61	614	1.58	685	1.79
Operating income	2,381	11.34	2,163	10.36	3,798	9.81	3,628	9.49
Interest - net	169	0.80	153	0.74	331	0.86	313	0.82
Pre-tax earnings	2,212	10.54	2,010	9.62	3,467	8.95	3,315	8.67
Income tax provision	536	2.56	490	2.34	745	1.92	806	2.11
Net earnings	$1,676	7.98	$1,520	7.28	$2,722	7.03	$2,509	6.56

Weighted average common shares outstanding - basic	781		813		788		819
Basic earnings per common share	$2.14		$1.86		$3.44		$3.05
Weighted average common shares outstanding - diluted	781		814		789		820
Diluted earnings per common share	$2.14		$1.86		$3.44		$3.05
Cash dividends per share	$0.55		$0.48		$1.03		$0.89

Retained Earnings
Balance at beginning of period	$3,095		$5,405		$3,452		$5,425
Cumulative effect of accounting change	—		—		(263)		33
Net earnings	1,676		1,520		2,722		2,509
Cash dividends declared	(428)		(390)		(810)		(728)
Share repurchases	(1,904)		(1,018)		(2,662)		(1,722)
Balance at end of period	$2,439		$5,517		$2,439		$5,517

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	August 2, 2019		August 3, 2018		August 2, 2019		August 3, 2018
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,676	7.98	$1,520	7.28	$2,722	7.03	$2,509	6.56
Foreign currency translation adjustments - net of tax	69	0.33	(70)	(0.34)	36	0.09	(154)	(0.40)
Other	—	—	—	—	(14)	(0.04)	—	—
Other comprehensive income/(loss)	69	0.33	(70)	(0.34)	22	0.05	(154)	(0.40)
Comprehensive income	$1,745	8.31	$1,450	6.94	$2,744	7.08	$2,355	6.16

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended August 2, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance May 3, 2019	795	$397	$—	$3,095	$(256)	$3,236
Net earnings				1,676		1,676
Other comprehensive income					69	69
Cash dividends declared, $0.55 per share				(428)		(428)
Share-based payment expense			13			13
Repurchase of common stock	(20)	(9)	(51)	(1,904)		(1,964)
Issuance of common stock under share-based payment plans	1	—	38			38
Balance August 2, 2019	776	$388	$—	$2,439	$(187)	$2,640

	Six Months Ended August 2, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change				(263)		(263)
Net earnings				2,722		2,722
Other comprehensive income					22	22
Cash dividends declared, $1.03 per share				(810)		(810)
Share-based payment expense			52			52
Repurchase of common stock	(28)	(14)	(121)	(2,662)		(2,797)
Issuance of common stock under share-based payment plans	3	1	69			70
Balance August 2, 2019	776	$388	$—	$2,439	$(187)	$2,640
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended August 3, 2018
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance May 4, 2018	822	$411	$—	$5,405	$(71)	$5,745
Net earnings				1,520		1,520
Other comprehensive loss					(71)	(71)
Cash dividends declared, $0.48 per share				(390)		(390)
Share-based payment expense			40			40
Repurchase of common stock	(11)	(5)	(82)	(1,018)		(1,105)
Issuance of common stock under share-based payment plans	—	—	42			42
Balance August 3, 2018	811	$406	$—	$5,517	$(142)	$5,781

	Six Months Ended August 3, 2018
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 2, 2018	830	$415	$22	$5,425	$11	$5,873
Cumulative effect of accounting change				33		33
Net earnings				2,509		2,509
Other comprehensive loss					(153)	(153)
Cash dividends declared, $0.89 per share				(728)		(728)
Share-based payment expense			61			61
Repurchase of common stock	(20)	(10)	(132)	(1,722)		(1,864)
Issuance of common stock under share-based payment plans	1	1	49			50
Balance August 3, 2018	811	$406	—	$5,517	$(142)	$5,781
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 2, 2019	August 3, 2018
Cash flows from operating activities:
Net earnings	$2,722	$2,509
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	684	751
Noncash lease expense	228	—
Deferred income taxes	(121)	(75)
Loss on property and other assets - net	38	261
Loss on cost method and equity method investments	12	3
Share-based payment expense	51	62
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,153)	(549)
Other operating assets	(116)	(140)
Accounts payable	1,202	2,408
Other operating liabilities	36	557
Net cash provided by operating activities	3,583	5,787

Cash flows from investing activities:
Purchases of investments	(245)	(980)
Proceeds from sale/maturity of investments	272	1,012
Capital expenditures	(526)	(543)
Proceeds from sale of property and other long-term assets	42	30
Other - net	(1)	1
Net cash used in investing activities	(458)	(480)

Cash flows from financing activities:
Net change in short-term borrowings	(722)	(1,137)
Net proceeds from issuance of long-term debt	2,972	—
Repayment of long-term debt	(629)	(24)
Proceeds from issuance of common stock under share-based payment plans	72	50
Cash dividend payments	(767)	(678)
Repurchase of common stock	(2,770)	(1,846)
Other - net	(7)	(2)
Net cash used in financing activities	(1,851)	(3,637)

Effect of exchange rate changes on cash	(1)	(7)

Net increase in cash and cash equivalents, including cash classified within current assets held for sale	1,273	1,663
Less: Net decrease in cash classified within current assets held for sale	12	—
Net increase in cash and cash equivalents	1,285	1,663
Cash and cash equivalents, beginning of period	511	588
Cash and cash equivalents, end of period	$1,796	$2,251

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of August 2, 2019, and August 3, 2018, the results of operations and comprehensive income for the three and six months ended August 2, 2019, and August 3, 2018, and cash flows for the six months ended August 2, 2019 and August 3, 2018.

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

Accounting Pronouncements Not Yet Adopted

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q or in the 2018 Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

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

The consolidated statements of earnings for the three and six months ended August 3, 2018 have been adjusted to reflect this change in accounting principle. The impact of the adjustment for the three months ended August 3, 2018 was an increase of $314 million to cost of sales and a corresponding decrease to SG&A expense of $304 million and depreciation and amortization expense of $10 million. The impact of the adjustment for the six months ended August 3, 2018 was an increase of $579 million to cost of sales and a corresponding decrease to SG&A expense for $559 million and depreciation and amortization expense of $20 million.

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

The Company subleases certain properties that are not used in its operations.  Sublease income was not significant for any of the periods presented.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

Leases (In millions)	Classification	August 2, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$3,967
Finance lease assets	Property, less accumulated depreciation [1]	303
Total lease assets		4,270

Liabilities
Current
Operating	Current operating lease liabilities	492
Finance	Current maturities of long-term debt	35
Noncurrent
Operating	Noncurrent operating lease liabilities	4,055
Finance	Long-term debt, excluding current maturities	382
Total lease liabilities		$4,964

[1]	Finance lease assets are recorded net of accumulated amortization of $17 million as of August 2, 2019.

The table below presents the lease costs for finance and operating leases for the three and six months ended August 2, 2019:

Lease Cost (In millions)	Three Months Ended August 2, 2019	Six Months Ended August 2, 2019
Finance lease cost
Amortization of leased assets	$9	$17
Interest on lease liabilities	7	14
Operating lease cost [1]	176	339
Total lease cost	$192	$370

[1]	Includes short-term leases, variable lease costs, and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of August 2, 2019 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Maturity of lease liabilities (In millions)	Operating Leases [1]	Finance Leases [2]	Total
2019	$289	$27	$316
2020	675	61	736
2021	654	60	714
2022	659	63	722
2023	570	58	628
After 2023	3,010	321	3,331
Total lease payments	5,857	590	6,447
Less: interest [3]	(1,310)	(173)	(1,483)
Present value of lease liabilities [4]	$4,547	$417	$4,964

[1]
Operating lease payments include $275 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $294 million of minimum lease payments for leases signed but not yet commenced.

[2]
Finance lease payments include $19 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $329 million of minimum lease payments for leases signed but not yet commenced.

[3]	Calculated using the lease-specific incremental borrowing rate.

[4]	Includes the current portion of $492 million for operating leases and $35 million for finance leases.

Lease Term and Discount Rate	August 2, 2019
Weighted-average remaining lease term (years)
Operating leases	10.45
Finance leases	10.80
Weighted-average discount rate
Operating leases	4.23%
Finance leases	7.38%

Other Information (In millions)	Six Months Ended August 2, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$432
Operating cash flows used for finance leases	14
Financing cash flows used for finance leases	27
Leased assets obtained in exchange for new finance lease liabilities	31
Leased assets obtained in exchange for new operating lease liabilities	317

Prior Period Disclosures

As a result of the adoption of ASC 842, Leases, on February 2, 2019, the Company is required to present future minimum lease payments for operating and finance lease obligations having initial or remaining non-cancelable lease terms in excess of one year. These future minimum lease payments were previously disclosed in our 2018 Annual Report on Form 10-K and accounted for under previous lease guidance. Commitments as of February 1, 2019 were as follows:

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Products	$19,976	$19,735	$36,877	$36,235
Services	591	709	1,144	1,333
Other	425	444	712	679
Net sales	$20,992	$20,888	$38,733	$38,247

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise, which is at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets. Anticipated sales returns reflected in other current liabilities were $232 million at August 2, 2019 and $228 million at August 3, 2018. The associated right of return assets reflected in other current assets were $152 million at August 2, 2019 and $147 million at August 3, 2018.
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
Deferred revenue is presented for merchandise that has not yet transferred control to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through pickup or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $875 million at August 2, 2019 and $1.0 billion at August 3, 2018. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Stored-value cards
In addition, the Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $449 million and $419 million at August 2, 2019, and August 3, 2018, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the three and six months ended August 2, 2019 and August 3, 2018.
Extended protection plans
The Company also defers revenues for its separately-priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were $101 million and $200 million for the three and six months ended August 2, 2019, respectively, and $101 million and $196 million for the three and six months ended August 3, 2018, respectively. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at August 2, 2019 and August 3, 2018, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.
The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $48 million and $96 million for the three and six months ended August 2, 2019, respectively, and $48 million and $94 million for the three and six months ended August 3, 2018, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Six Months Ended
	August 2, 2019		August 3, 2018		August 2, 2019		August 3, 2018
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%	Total Sales	%
Hardlines ¹	$7,153	34	$6,925	33	$12,682	33	$12,053	32
Home Décor ²	6,938	33	6,750	32	13,211	34	12,951	34
Building Products ³	6,376	30	6,445	31	11,900	31	11,968	31
Other	525	3	768	4	940	2	1,275	3
Total	$20,992	100	$20,888	100	$38,733	100	$38,247	100

[1]	Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

[2]	Home Décor includes the following product categories: Appliances, Decor, Flooring, Kitchens & Bath, and Paint

[3]	Building Products includes the following product categories: Lighting, Lumber & Building Materials, Millwork, and Rough Plumbing & Electrical

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
United States	$19,447	$19,156	$36,094	$35,328
International	1,545	1,732	2,639	2,919
Net Sales	$20,992	$20,888	$38,733	$38,247

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of August 2, 2019, August 3, 2018, and February 1, 2019. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	August 2, 2019	August 3, 2018	February 1, 2019
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$241	$374	$207
Agency securities	Level 2	22	—	10
Corporate debt securities	Level 2	12	—	1
Certificates of deposit	Level 1	—	17	—
Total short-term investments		$275	$391	$218
Long-term investments:
Available-for-sale securities
Corporate debt securities	Level 2	$75	$80	$191
U.S. Treasury securities	Level 1	67	—	—
Agency securities	Level 2	37	7	65
Total long-term investments		$179	$87	$256

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended August 2, 2019, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition. During the three and six months ended August 3, 2018, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets.

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

As part of a strategic reassessment of Orchard Supply Hardware (Orchard), during the three months ended August 3, 2018, it was determined to be more likely than not the assets of Orchard would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, these assets experienced a triggering event and were evaluated for recoverability. Operating locations evaluated for recoverability included all Orchard stores, as well as a distribution facility that serviced the Orchard stores and a corporate facility. Based on this evaluation of Orchard, certain long-lived assets, including tangible and intangible assets, were written down to their fair value of $284 million resulting in impairment charges of $206 million. These non-cash impairment charges are included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

See Note 8 for additional information regarding the Company’s decision to exit its Orchard operations subsequent to the end of the second quarter of fiscal 2018 on August 17, 2018.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding capitalized lease obligations, are as follows:

	August 2, 2019		August 3, 2018		February 1, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$17,093	$18,213	$14,966	$15,233	$14,721	$14,473
Mortgage notes (Level 2)	6	6	6	6	6	6
Long-term debt (excluding capitalized lease obligations)	$17,099	$18,219	$14,972	$15,239	$14,727	$14,479

Note 6: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $275 million at August 2, 2019, $374 million at August 3, 2018, and $218 million at February 1, 2019.

Restricted balances included in long-term investments were $179 million at August 2, 2019, $74 million at August 3, 2018, and $256 million at February 1, 2019.

Note 7: Property and Accumulated Depreciation - Property is shown net of accumulated depreciation of $17.4 billion at August 2, 2019, $17.5 billion at August 3, 2018, and $17.4 billion at February 1, 2019. The Company recognized depreciation expense, inclusive of amounts presented in cost of sales and depreciation and amortization, of $325 million and $643 million for the three and six months ended August 2, 2019 and $355 million and $723 million for the three and six months ended August 3, 2018.

Note 8: Exit Activities - During the second quarter of fiscal year 2018, the Company initiated a strategic reassessment of its business to drive increased focus on its core home improvement operations. As a result of this reassessment, the Company decided to exit certain activities and close certain locations as further described below.

Orchard Supply Hardware (Orchard)

On August 17, 2018, subsequent to the end of the second quarter of fiscal year 2018, the Company approved plans to exit its Orchard operations by closing all 99 Orchard stores, which were located in California, Oregon and Florida, as well as the distribution facility that serviced the Orchard stores, and the Orchard corporate office. To facilitate an orderly wind-down, the Company partnered with Hilco Merchant Services to help manage the store closing sales process and provide a seamless experience for customers. All facilities were closed by the end of fiscal year 2018.

During the second quarter ended August 3, 2018, the Company recorded $230 million of pre-tax charges associated with its Orchard operations. This included $206 million of impairment of certain long-lived assets, including tangible and intangible assets, due to the determination it was more likely than not the assets of Orchard would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives (see Note 5 to the consolidated financial statements) and $24 million related primarily to three store projects that were discontinued during that quarter.

A summary of the significant components of charges associated with the exit activities discussed above, are as follows:

	Costs Incurred
	Three Months Ended	Six Months Ended
(In millions)	August 3, 2018	August 3, 2018
Long-lived asset impairments	$206	$206
Discontinued project write-offs	24	24
Total	$230	$230

Expenses associated with long-lived asset impairment and discontinued projects are included in selling, general and administrative expense in the consolidated statement of current and retained earnings.

Note 9: Long-Term Debt - During the first quarter of fiscal 2019, the Company issued $3.0 billion of unsecured notes as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
April 5, 2019	$1,500	April 2029	Fixed	3.650%	$9
April 5, 2019	$1,500	April 2049	Fixed	4.550%	$19

Interest on the notes issued in 2019 is payable semiannually in arrears in April and October of each year until maturity.

The indenture governing the notes issued in 2019 contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

Note 10: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 26, 2018, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. On December 12, 2018, the Company’s Board of Directors authorized an additional $10.0 billion share repurchase program with no expiration, which was announced on the same day. As of August 2, 2019, the Company had $11.2 billion remaining in its share repurchase program.

In November 2018, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $270 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $270 million to the financial institution using cash on hand and took delivery of 2.6 million shares. The Company finalized the transaction and received an additional 0.3 million shares in February 2019.

In March 2019, the Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase $350 million to $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand and took delivery of 2.9 million shares. The Company finalized the transaction to receive an additional 0.3 million shares prior to the end of the first quarter. Subsequent to the end of the first quarter, the Company received a $150 million cash payment from the third-party financial institution, which is equal to the difference between the $500 million payment made at inception and the final notional amount of $350 million.

In May 2019, the Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase $990 million to $1.4 billion of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $1.4 billion to the financial institution using cash on hand and took delivery of 8.9 million shares. The Company finalized the transaction and received an additional 1.0 million shares and a $420 million cash payment from the third-party financial institution prior to the end of the second quarter. The cash payment received is equal to the difference between the $1.4 billion payment made at inception and the final notional amount of $990 million.

Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the applicable financial institution or be required to deliver additional shares or cash to such financial institution. The Company controlled the election to either deliver additional shares or cash to the financial institution, if required, and the ASR agreements were subject to provisions which limited the number of shares the Company would be required to deliver.

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

In addition, during the three and six months ended August 2, 2019, the Company repurchased shares of its common stock through the open market totaling 9.7 million and 14.2 million shares, respectively, for a cost of $974 million and $1.4 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and six months ended August 2, 2019 and August 3, 2018 were as follows:

	Three Months Ended
	August 2, 2019		August 3, 2018
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	19.6	$1,964	11.4	$1,100
Shares withheld from employees	—	—	0.1	6
Total share repurchases	19.6	$1,964	11.5	$1,106

[1]
Reductions of $1.9 billion and $1.0 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended August 2, 2019 and August 3, 2018, respectively.

	Six Months Ended
	August 2, 2019		August 3, 2018
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	27.6	$2,783	20.1	$1,850
Shares withheld from employees	0.1	13	0.2	13
Total share repurchases	27.7	$2,796	20.3	$1,863

[2]
Reductions of $2.7 billion and $1.7 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended August 2, 2019 and August 3, 2018, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended August 2, 2019 and August 3, 2018:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Basic earnings per common share:
Net earnings	$1,676	$1,520	$2,722	$2,509
Less: Net earnings allocable to participating securities	(6)	(5)	(9)	(9)
Net earnings allocable to common shares, basic	$1,670	$1,515	$2,713	$2,500
Weighted-average common shares outstanding	781	813	788	819
Basic earnings per common share	$2.14	$1.86	$3.44	$3.05
Diluted earnings per common share:
Net earnings	$1,676	$1,520	$2,722	$2,509
Less: Net earnings allocable to participating securities	(6)	(5)	(9)	(9)
Net earnings allocable to common shares, diluted	$1,670	$1,515	$2,713	$2,500
Weighted-average common shares outstanding	781	813	788	819
Dilutive effect of non-participating share-based awards	—	1	1	1
Weighted-average common shares, as adjusted	781	814	789	820
Diluted earnings per common share	$2.14	$1.86	$3.44	$3.05

Stock options to purchase 1.0 million and 0.8 million shares of common stock were anti-dilutive for the three and six months ended August 2, 2019, respectively. Stock options to purchase 0.5 million and 0.7 million shares of common stock were anti-dilutive for the three and six months ended August 3, 2018, respectively.

Note 12: Income Taxes - The Company’s effective income tax rates were 24.2% and 21.5% for the three and six months ended August 2, 2019, respectively, and 24.4% and 24.3% for the three and six months ended August 3, 2018, respectively. The lower effective income tax rate for the six months ended August 2, 2019 is primarily due to a favorable tax benefit recorded during the first quarter associated with the planned exit of the Mexico retail operations. In fiscal 2018, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business through liquidation, which results in a more favorable tax treatment.

Note 13: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Long-term debt	$173	$146	$327	$291
Finance lease obligations	7	—	14	—
Capitalized lease obligations	—	15	—	30
Interest income	(12)	(9)	(19)	(12)
Interest capitalized	—	(1)	(1)	(2)
Interest on tax uncertainties	(1)	—	(2)	—
Other	2	2	12	6
Interest - net	$169	$153	$331	$313

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 2, 2019	August 3, 2018
Cash paid for interest, net of amount capitalized[1]	$311	$322
Cash paid for income taxes - net	$612	$762
Non-cash investing and financing activities:
Non-cash property acquisitions, including assets acquired under capital lease [1]	$86	$14
Cash dividends declared but not paid	$428	$390
1 Upon adoption of ASU 2016-02, Leases, the Company presents supplemental cash flow disclosures related to its finance and operating leases within Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 2, 2019 and August 3, 2018, the related consolidated statements of current and retained earnings, comprehensive income, and shareholders’ equity for the fiscal three-month and six-month periods ended August 2, 2019 and August 3, 2018, and of cash flows for the six-month periods ended August 2, 2019 and August 3, 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
September 3, 2019

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended August 2, 2019, and August 3, 2018. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2018. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales and net earnings increased for the second quarter of 2019 by 0.5% to $21.0 billion and 10.2% to $1.7 billion, respectively. Diluted earnings per common share increased 14.9% in the second quarter of 2019 to $2.14 from $1.86 in the second quarter of 2018. During the second quarter of 2019, the Company incurred $14 million of pre-tax operating costs and a $3 million tax benefit associated with the wind-down of our Mexico retail operations. In the second quarter of 2018, the Company recorded $230 million of non-cash pre-tax charges related to long-lived asset impairments and discontinued projects associated with the strategic reassessment of Orchard Supply Hardware (Orchard), which decreased diluted earnings per share by $0.21 for the second quarter of 2018. Excluding the impact of these items, adjusted diluted earnings per common share increased 3.9% to $2.15 in the second quarter of 2019 from adjusted diluted earnings per common share of $2.07 in the second quarter of 2018 (see discussion of non-GAAP financial measures beginning on page 23).

For the first six months of 2019, cash flows from operating activities were approximately $3.6 billion, while $526 million was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, during the second quarter of 2019, we paid $382 million in dividends and repurchased $2.0 billion of common stock through our share repurchase program.

During the second quarter of 2019, we capitalized on continued Spring demand and executed successful Memorial Day, Father’s Day, and Independence Day events. We experienced comparable sales increase of 2.3% and broad-based growth with all 15 U.S. regions generating positive comparable sales despite weather challenges early in the quarter and lumber deflation. Nine of 13 product categories generated positive comparable sales with particular strength in Paint, Tools, Appliances, Décor, Hardware, Millwork, and Seasonal & Outdoor Living. Weather was challenging early in the quarter; however, as the weather improved, we saw sequential improvement through the quarter.

Our overall performance in the second quarter demonstrates continued momentum executing our retail fundamentals framework. We continue to make steady, deliberate progress to better serve customers, position our business for long-term success, and improve results that have historically performed below the Company average. Our focus on the Pro customer, particularly investments in job lot quantities and our improved service model, led to strong performance in the quarter. In addition, we took steps during the quarter to begin modernizing and transforming our Lowes.com website to improve agility and the customer experience, which we believe are critical to growing our online presence. We also announced plans to open a new global technology center in 2021 that will house additional technology professionals in Charlotte and underscores our commitment to becoming a best-in-class, omni-channel retailer.

While we are pleased with actions taken during the quarter to improve gross margin, we have additional work to modernize our systems and pricing tools. Therefore, over the next year, we plan to deploy a new price management system that we hope will enable us to systematically analyze, prioritize and implement retail changes more timely and will provide merchants more visibility to pricing actions. We also will focus on integrating the Boomerang retail analytics platform, which we acquired this quarter and previously announced, into our core retail business. This platform is expected to strengthen strategic, data-driven pricing and merchandising assortment decisions across the business.

In addition, we also saw growth in our inventory in the first half of fiscal 2019 over the prior year, driven by strategic investments in the first half of the year to drive sales, such as earlier seasonal load-in, resets, increases in presentation minimums, and investments in job lot quantities. In the second half of fiscal year 2019, we expect to focus on reducing inventory in certain areas by rolling out predictable delivery and improving on our demand planning. We believe these measures will help us strategically manage down inventory while protecting our in-stock position and margin.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period[1]
	August 2, 2019	August 3, 2018	2019 vs. 2018	2019 vs. 2018
Net sales	100.00%	100.00%	N/A	0.5%
Gross margin	32.11	32.96	(85)	(2.1)
Expenses:
Selling, general and administrative	19.29	20.99	(170)	(7.7)
Depreciation and amortization	1.48	1.61	(13)	(7.2)
Operating income	11.34	10.36	98	10.1
Interest - net	0.80	0.74	6	10.6
Pre-tax earnings	10.54	9.62	92	10.1
Income tax provision	2.56	2.34	22	9.5
Net earnings	7.98%	7.28%	70	10.2%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period[1]
	August 2, 2019	August 3, 2018	2019 vs. 2018	2019 vs. 2018
Net sales	100.00%	100.00%	N/A	1.3%
Gross margin	31.81	33.03	(122)	(2.5)
Expenses:
Selling, general and administrative	20.42	21.75	(133)	(4.9)
Depreciation and amortization	1.58	1.79	(21)	(10.4)
Operating income	9.81	9.49	32	4.7
Interest - net	0.86	0.82	4	5.8
Pre-tax earnings	8.95	8.67	28	4.6
Income tax provision	1.92	2.11	(19)	(7.6)
Net earnings	7.03%	6.56%	47	8.5%
1 In the fourth quarter of fiscal 2018, we changed our method of accounting for shipping and handling costs from the Company’s stores, distribution centers, and other locations to customers. Under this new accounting principle, shipping and handling costs related to the delivery of products from the Company to customers are included in costs of sales, whereas they were previously included in selling, general, and administrative expense, and depreciation and amortization. Amounts presented for the three and six months ended August 3, 2018 reflect adjusted amounts in accordance with this accounting principle change.

	Three Months Ended		Six Months Ended
Other Metrics	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Comparable sales increase [1]	2.3%	5.2%	2.9%	3.0%
Total customer transactions (in millions)	269	277	499	508
Average ticket [2]	$77.97	$75.53	$77.61	$75.28
At end of period:
Number of stores	2,003	2,155
Sales floor square feet (in millions)	209	215
Average store size selling square feet (in thousands) [3]	104	100
Net earnings to average debt and equity [4]	10.0%	15.2%
Return on invested capital [4]	12.3%	17.4%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted second quarter fiscal 2019 comparable sales by approximately 25 basis points and year-to-date fiscal 2019 comparable sales by approximately 50 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 26-week periods.

[2]	Average ticket is defined as net sales divided by the total number of customer transactions.

[3]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.

[4]
Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and equity is the most comparable GAAP ratio. See below for additional information and reconciliations of non-GAAP measures.

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

The Company previously announced its intention to exit its Mexico retail operations. During the three months ended August 2, 2019, the Company recognized a net loss of $12 million or net $0.01 per share impact associated with losses, net of tax, for the period associated with the wind-down of the Mexico operations (Mexico adjustments).

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

	Three Months Ended
	August 2, 2019			August 3, 2018
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$2.14			$1.86
Non-GAAP adjustments - per share impacts
Mexico adjustments	0.02	(0.01)	0.01	—	—	—
Orchard Supply Hardware charges	—	—	—	0.28	(0.07)	0.21
Adjusted diluted earnings per share			$2.15			$2.07

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

We define ROIC as rolling 12 months’ lease adjusted net operating profit after tax (Lease adjusted NOPAT) divided by the average of current year and prior year ending debt and equity. Lease adjusted NOPAT is a non-GAAP financial measure, and net earnings is considered to be the most comparable GAAP financial measure. The calculation of ROIC, together with a reconciliation of net earnings to Lease adjusted NOPAT, is as follows:

	For the Periods Ended
(In millions, except percentage data)	August 2, 2019	August 3, 2018
Calculation of Return on Invested Capital
Numerator
Net Earnings	$2,527	$3,935
Plus:
Interest expense - net	643	627
Operating lease interest	197	212
Provision for income taxes	1,018	1,711
Lease adjusted net operating profit	4,385	6,485
Less:
Income tax adjustment [1]	1,258	1,966
Lease adjusted net operating profit after tax	$3,127	$4,519
Denominator
Average debt and equity [2]	$25,395	$25,906
Net earnings to average debt and equity	10.0%	15.2%
Return on invested capital	12.3%	17.4%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 28.70% and 30.30% for the periods ended August 2, 2019 and August 3, 2018, respectively.

[2]
Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Results of Operations

Net Sales – Net sales in the second quarter of 2019 increased 0.5% to $21.0 billion. The increase in total sales was driven primarily by an increase in comparable sales, partially offset by the closure of Orchard, as well as other closed locations. Comparable sales increased 2.3% over the same period, driven by a 2.0% increase in comparable average ticket and a 0.3% increase in comparable customer transactions. Orchard stores and other closed locations negatively impacted total sales 1.6% for the quarter.

During the second quarter of 2019, we experienced comparable sales increases in nine of 13 product categories. Comparable sales were above the company average in Paint, Tools, Appliances, Decor, Hardware, Millwork, and Seasonal & Outdoor Living. We achieved strong comparable sales in Paint with strength in both interior and exterior paint products due to our improved service model, in-stock position, and compelling offers. Performance in Tools was driven by strength in power tools, tool storage, and mechanics tools as a result of our CRAFTSMAN® reset, as well as key programs, such as Dewalt®
power tools, and innovative and new product offerings. We achieved strong comparable sales in Appliances due to our top brands and breadth of assortment. Décor experienced mid-single digit comparable sales, with double digit comparable sales in Blinds and Shades, driven by job lot quantity investments and improved product offerings in both our private and national brands. We experienced negative comparable sales in Lighting, Kitchens & Bath, Lumber & Building Materials, and Flooring primarily due to the elimination of the Project Specialists Interior position, price increases to offset tariff pressure in Lighting, and commodity lumber price deflation.

Net sales increased 1.3% to $38.7 billion for the first six months of 2019 compared to 2018. The increase in total sales was driven primarily by an increase in comparable sales, partially offset by the closure of Orchard, as well as other closed locations. Comparable sales increased 2.9% over the same period, primarily driven by a 1.7% increase in comparable average ticket and a 1.2% decrease in customer transactions. Orchard stores and other closed locations negatively impacted total sales 1.5% for the year.

Gross Margin – For the second quarter of 2019, gross margin as a percentage of sales decreased 85 basis points. Gross margin was negatively impacted by approximately 50 basis points of rate pressure in the quarter. We also experienced approximately 15 basis points of deleverage from increased distribution and delivery costs primarily associated with new supply chain facilities added to our network, coupled with ongoing increases in transportation costs and customer deliveries. Product mix shifts and inventory shrink each negatively impacted gross margin by 10 basis points in the quarter.

Gross margin as a percentage of sales decreased 122 basis points in the first six months of 2019 compared to 2018. Gross margin was negatively impacted by approximately 65 basis points of rate pressure. Increased distribution and delivery costs due to new supply chain facilities and increases in transportation costs and customer deliveries also led to 30 basis points of gross margin deleverage. Product mix shifts negatively impacted gross margin by 15 basis points. In addition, inventory shrink and increases in anticipated write-offs of inventory each led to 5 basis points of gross margin deleverage.

SG&A – For the second quarter of 2019, SG&A expense leveraged 170 basis points as a percentage of sales compared to the second quarter of 2018. This is primarily driven by 110 basis points of leverage due to long-lived asset impairments and discontinued projects associated with the Company’s strategic reassessment of Orchard in the prior year, and 50 basis points of leverage in retail operating salaries.

SG&A expense as a percentage of sales leveraged 133 basis points in the first six months of 2019 compared to 2018. This was primarily driven by 64 basis points of leverage in retail operating salaries, 60 basis points of leverage associated with long-lived asset impairments and discontinued projects associated with the Company’s strategic reassessment of Orchard in the prior year, 21 basis points of leverage from lease terminations and lease assignments primarily associated with the prior year’s store closing activities, and 16 basis points of leverage in advertising due to improved advertising efficiency. These were partially offset by 14 basis points of deleverage related to severance costs, and 13 basis points of deleverage in incentive compensation.

Depreciation and Amortization – Depreciation and amortization leveraged 13 basis points for the second quarter of 2019 compared to the prior year primarily due to store closures in 2018, and assets becoming fully depreciated. Property, less accumulated depreciation, decreased to $18.2 billion at August 2, 2019, compared to $19.2 billion at August 3, 2018. As of August 2, 2019 and August 3, 2018, we owned 83% and 79% of our stores, respectively, which included stores on leased land.

Depreciation and amortization leveraged 21 basis point for the first six months of 2019 compared to 2018 primarily due to the same factors that impacted depreciation and amortization for the second quarter.

Interest – Net – Interest expense for the second quarter of 2019 increased primarily as a result of the issuance of $3.0 billion unsecured notes in April 2019, partially offset by a decrease in expense associated with the adoption of ASU 2016-02, Leases (Topic 842), in the first quarter of 2019.

Interest expense for the first six months of 2019 increased primarily as a result of the issuance of $3.0 billion unsecured notes in April 2019, partially offset by a decrease in expense associated with the adoption of ASU 2016-02, Leases (Topic 842), in the first quarter of 2019 and by an increase in interest income over the prior year due to higher average interest rates associated with the Company’s cash balances.

Income Tax Provision – Our effective income tax rates were 24.2% and 24.4% for the three months ended August 2, 2019 and August 3, 2018, respectively.

Our effective income tax rates were 21.5% and 24.3% for the six months ended August 2, 2019 and August 3, 2018, respectively. The decrease in the effective tax rate is primarily due to a favorable tax benefit recorded during the first quarter of 2019 associated with the planned exit of the Mexico retail operations. In fiscal 2018, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of 2019, after an extensive market evaluation, the decision was made to sell the assets of the business through liquidation, which results in a more favorable tax treatment.

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

Cash Flows Provided by Operating Activities

	Six Months Ended
(In millions)	August 2, 2019	August 3, 2018
Net cash provided by operating activities	$3,583	$5,787

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the six months ended August 2, 2019, versus the six months ended August 3, 2018, was driven primarily by changes in working capital, driven by accounts payable and inventory, which increased operating cash flow for the first six months of 2018 by approximately $1.9 billion, compared to an increase of approximately $50 million for the first six months of 2019.

In the first six months of 2018, the increase in accounts payable exceeded the increase in inventory, driving approximately $1.9 billion of operating cash flow, primarily due to later Spring inventory build in fiscal 2018. In the first six months of 2019, inventory and accounts payable increased at a commensurate rate, resulting in positive impact to cash flow of approximately $50 million, driven by earlier purchases of inventory in preparation for the 2019 Spring season.

Cash Flows Used in Investing Activities

	Six Months Ended
(In millions)	August 2, 2019	August 3, 2018
Net cash used in investing activities	$(458)	$(480)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and investments.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. The following table provides our capital expenditures for the six months ended August 2, 2019, and August 3, 2018:

	Six Months Ended
(In millions)	August 2, 2019	August 3, 2018
Existing store investments [1]	$369	$276
Strategic initiatives [2]	86	103
New stores and international [3]	71	164
Total capital expenditures	$526	$543

[1]	Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.

[2]	Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term.

[3]	Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects as well as expenditures related to our international operations.

Our 2019 capital expenditures forecast is approximately $1.6 billion.

Cash Flows Used in Financing Activities

	Six Months Ended
(In millions)	August 2, 2019	August 3, 2018
Net cash used in financing activities	$(1,851)	$(3,637)

Net cash used in financing activities primarily consist of transactions related to our short-term borrowings, long-term debt, share repurchases, and cash dividend payments.

Long-Term Debt

The following table includes additional information related to the Company’s long-term debt for the six months ended August 2, 2019, and August 3, 2018:

	Six Months Ended
(In millions)	August 2, 2019	August 3, 2018
Net proceeds from issuance of long-term debt	$2,972	$—
Repayment of long-term debt	$(629)	$(24)

During the six months ended August 2, 2019, we issued $3.0 billion of unsecured notes to finance current year maturities and for other general corporate purposes. During the six months ended August 2, 2019, we also paid $600 million to retire scheduled debts at maturity.

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

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement both support our commercial paper program. The amount available to be drawn under the Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement or the 364-Day Credit Agreement as of August 2, 2019. There were no outstanding borrowings under the Amended and Restated Credit Agreement as of August 3, 2018. The following table includes additional information related to our short-term borrowings for the six months ended August 2, 2019, and August 3, 2018:

	Six Months Ended
(In millions, except for interest rate data)	August 2, 2019	August 3, 2018
Net change in short-term borrowings	$(722)	$(1,137)
Amount outstanding at quarter-end	$—	$—
Maximum amount outstanding at any month-end	$1,189	$892
Weighted-average interest rate of short-term borrowings outstanding	—%	—%

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement contains customary representations, warranties, and covenants. We were in compliance with those covenants at August 2, 2019.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the six months ended August 2, 2019, and August 3, 2018:

	Six Months Ended
(In millions, except per share data)	August 2, 2019	August 3, 2018
Total amount paid for share repurchases	$2,770	$1,846
Total number of shares repurchased	27.4	20.1
Average price paid per share	$100.98	$91.80

As of August 2, 2019, we had $11.2 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling $4.0 billion in 2019 (including the amount repurchased during the first six months of fiscal year 2019). See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for the six months ended August 2, 2019, and August 3, 2018:

	Six Months Ended
(In millions, except per share data)	August 2, 2019	August 3, 2018
Total cash dividend payments	$767	$678
Dividends paid per share	$0.96	$0.82

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of September 3, 2019, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The lowering of our credit ratings in the fourth quarter of fiscal 2018 did not have a material impact on our access to liquidity or interest costs.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the first quarter of 2019, we issued $3.0 billion of unsecured notes in the ordinary course of business and used the net proceeds from the sale of the Notes for the repayment of $600 million aggregate principal amount due April 2019 and intend to use for the repayment of our $450 million aggregate principal amount due September 2019. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at August 2, 2019. Interest payments included in the table below are calculated based upon the rates in effect at August 2, 2019. The unsecured notes are further described in Note 9 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$17,263	$950	$1,776	518	$14,019
Long-term debt (interest payments)	11,444	725	1,366	1,260	8,093
Total	$28,707	$1,675	$3,142	$1,778	$22,112

As of August 2, 2019, other than changes related to the adoption of the new lease accounting standard as described in Note 1 and Note 3 to the consolidated financial statements, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2018. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 2, 2019, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended August 2, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2019, the Company received a letter from the California South Coast Air Quality Management District ("SCAQMD") regarding allegations that the Company sold denatured alcohol since 2015 in a manner that is not compliant with applicable rules. The Company is currently in discussions with SCAQMD. Although the Company cannot predict the outcome of this matter, the Company does not expect the outcome to have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A - Risk Factors” in the Annual Report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of fiscal 2019:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
May 4, 2019 - May 31, 2019 [3]	12,470,754	$100.00	12,470,432	$11,773,389,723
June 1, 2019 - July 5, 2019	2,911,440	98.35	2,909,200	11,487,266,056
July 6, 2019 - August 2, 2019 [3]	4,196,472	102.70	4,195,776	11,162,266,108
As of August 2, 2019	19,578,666	$100.34	19,575,408	$11,162,266,108

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

[3]
In May 2019, the Company entered into a variable notional Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase between $990 million and $1.4 billion of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $1.4 billion to the financial institution and received an initial delivery of 8.9 million shares. In August, prior to the end of the second quarter, the Company finalized the transaction for $990 million and received an additional 1.0 million shares and a $420 million cash payment from the financial institution, which is equal to the difference between the $1.4 billion payment made at inception and the final notional amount. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated January 25, 2019.	8-K	001-07898	3.1	January 28, 2019

10.1	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Outside Directors.*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

September 3, 2019	By: /s/ Matthew V. Hollifield
Date	Matthew V. Hollifield Senior Vice President and Chief Accounting Officer