Form 10-Q
period 2019-11-01
LOWES COMPANIES INC
filed 2019-12-04
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/29/2019
Common Stock, $0.50 par value	766,475,430

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets
In Millions, Except Par Value Data

		(Unaudited)	(Unaudited)
		November 1, 2019	November 2, 2018	February 1, 2019
Assets
Current assets:
Cash and cash equivalents		$794	$1,668	$511
Short-term investments		127	208	218
Merchandise inventory - net		13,716	12,365	12,561
Other current assets		1,025	897	938
Total current assets		15,662	15,138	14,228
Property, less accumulated depreciation		18,371	18,923	18,432
Operating lease right-of-use assets		3,873	—	—
Long-term investments		363	290	256
Deferred income taxes - net		479	285	294
Goodwill		303	1,272	303
Other assets		713	805	995
Total assets		$39,764	$36,713	$34,508

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings		$637	$—	$722
Current maturities of long-term debt		574	1,117	1,110
Current operating lease liabilities		499	—	—
Accounts payable		8,822	9,283	8,279
Accrued compensation and employee benefits		779	806	662
Deferred revenue		1,222	1,356	1,299
Other current liabilities		2,530	2,507	2,425
Total current liabilities		15,063	15,069	14,497
Long-term debt, excluding current maturities		16,635	14,460	14,391
Noncurrent operating lease liabilities		3,942	—	—
Deferred revenue - extended protection plans		875	827	827
Other liabilities		791	963	1,149
Total liabilities		37,306	31,319	30,864

Shareholders' equity:
Preferred stock - $5 par value, none issued		—	—	—
Common stock - $0.50 par value;
Shares issued and outstanding
November 1, 2019	768
November 2, 2018	806
February 1, 2019	801	384	403	401
Capital in excess of par value		—	—	—
Retained earnings		2,238	5,156	3,452
Accumulated other comprehensive loss		(164)	(165)	(209)
Total shareholders' equity		2,458	5,394	3,644
Total liabilities and shareholders' equity		$39,764	$36,713	$34,508

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Current and Retained Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	November 1, 2019		November 2, 2018		November 1, 2019		November 2, 2018
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$17,388	100.00	$17,415	100.00	$56,121	100.00	$55,662	100.00
Cost of sales	11,748	67.56	12,038	69.12	38,159	67.99	37,653	67.64
Gross margin	5,640	32.44	5,377	30.88	17,962	32.01	18,009	32.36
Expenses:
Selling, general and administrative	3,772	21.69	3,997	22.95	11,682	20.82	12,315	22.13
Depreciation and amortization	310	1.79	423	2.43	924	1.65	1,108	1.99
Operating income	1,558	8.96	957	5.50	5,356	9.54	4,586	8.24
Interest - net	177	1.02	153	0.88	508	0.90	467	0.84
Pre-tax earnings	1,381	7.94	804	4.62	4,848	8.64	4,119	7.40
Income tax provision	332	1.90	175	1.01	1,077	1.92	981	1.76
Net earnings	$1,049	6.04	$629	3.61	$3,771	6.72	$3,138	5.64

Weighted average common shares outstanding - basic	769		806		782		815
Basic earnings per common share	$1.36		$0.78		$4.81		$3.84
Weighted average common shares outstanding - diluted	770		807		783		816
Diluted earnings per common share	$1.36		$0.78		$4.80		$3.83
Cash dividends per share	$0.55		$0.48		$1.58		$1.37

Retained Earnings
Balance at beginning of period	$2,439		$5,517		$3,452		$5,425
Cumulative effect of accounting change	—		—		(263)		33
Net earnings	1,049		629		3,771		3,138
Cash dividends declared	(423)		(387)		(1,233)		(1,115)
Share repurchases	(827)		(603)		(3,489)		(2,325)
Balance at end of period	$2,238		$5,156		$2,238		$5,156

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	November 1, 2019		November 2, 2018		November 1, 2019		November 2, 2018
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,049	6.04	$629	3.61	$3,771	6.72	$3,138	5.64
Foreign currency translation adjustments - net of tax	24	0.13	(21)	(0.13)	60	0.11	(176)	(0.32)
Other	(1)	—	(1)	—	(15)	(0.03)	(1)	—
Other comprehensive income/(loss)	23	0.13	(22)	(0.13)	45	0.08	(177)	(0.32)
Comprehensive income	$1,072	6.17	$607	3.48	$3,816	6.80	$2,961	5.32

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended November 1, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance August 2, 2019	776	$388	$—	$2,439	$(187)	$2,640
Net earnings				1,049		1,049
Other comprehensive income					23	23
Cash dividends declared, $0.55 per share				(423)		(423)
Share-based payment expense			20			20
Repurchase of common stock	(8)	(4)	(27)	(827)		(858)
Issuance of common stock under share-based payment plans	—	—	7			7
Balance November 1, 2019	768	$384	$—	$2,238	$(164)	$2,458

	Nine Months Ended November 1, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change				(263)		(263)
Net earnings				3,771		3,771
Other comprehensive income					45	45
Cash dividends declared, $1.58 per share				(1,233)		(1,233)
Share-based payment expense			72			72
Repurchase of common stock	(36)	(18)	(148)	(3,489)		(3,655)
Issuance of common stock under share-based payment plans	3	1	76			77
Balance November 1, 2019	768	$384	$—	$2,238	$(164)	$2,458
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
In Millions, Except Per Share Data

	Three Months Ended November 2, 2018
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance August 3, 2018	811	$406	$—	$5,517	$(142)	$5,781
Net earnings				629		629
Other comprehensive loss					(23)	(23)
Cash dividends declared, $0.48 per share				(387)		(387)
Share-based payment expense			15			15
Repurchase of common stock	(6)	(3)	(38)	(603)		(644)
Issuance of common stock under share-based payment plans	1	—	23			23
Balance November 2, 2018	806	$403	$—	$5,156	$(165)	$5,394

	Nine Months Ended November 2, 2018
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 2, 2018	830	$415	$22	$5,425	$11	$5,873
Cumulative effect of accounting change				33		33
Net earnings				3,138		3,138
Other comprehensive loss					(176)	(176)
Cash dividends declared, $1.37 per share				(1,115)		(1,115)
Share-based payment expense			77			77
Repurchase of common stock	(26)	(13)	(170)	(2,325)		(2,508)
Issuance of common stock under share-based payment plans	2	1	71			72
Balance November 2, 2018	806	$403	$—	$5,156	$(165)	$5,394
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	November 1, 2019	November 2, 2018
Cash flows from operating activities:
Net earnings	$3,771	$3,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,029	1,206
Noncash lease expense	341	—
Deferred income taxes	(88)	(139)
Loss on property and other assets - net	93	400
Loss on cost method and equity method investments	12	6
Share-based payment expense	75	79
Changes in operating assets and liabilities:
Merchandise inventory - net	(1,129)	(1,030)
Other operating assets	(108)	(94)
Accounts payable	523	2,708
Other operating liabilities	(408)	524
Net cash provided by operating activities	4,111	6,798

Cash flows from investing activities:
Purchases of investments	(563)	(1,298)
Proceeds from sale/maturity of investments	556	1,309
Capital expenditures	(927)	(846)
Proceeds from sale of property and other long-term assets	71	50
Other - net	—	(3)
Net cash used in investing activities	(863)	(788)

Cash flows from financing activities:
Net change in short-term borrowings	(85)	(1,137)
Net proceeds from issuance of long-term debt	2,972	—
Repayment of long-term debt	(1,092)	(288)
Proceeds from issuance of common stock under share-based payment plans	78	73
Cash dividend payments	(1,195)	(1,068)
Repurchase of common stock	(3,649)	(2,498)
Other - net	(7)	(3)
Net cash used in financing activities	(2,978)	(4,921)

Effect of exchange rate changes on cash	1	(9)

Net increase in cash and cash equivalents, including cash classified within current assets held for sale	271	1,080
Less: Net decrease in cash classified within current assets held for sale	12	—
Net increase in cash and cash equivalents	283	1,080
Cash and cash equivalents, beginning of period	511	588
Cash and cash equivalents, end of period	$794	$1,668

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of November 1, 2019, and November 2, 2018, the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended November 1, 2019, and November 2, 2018, and cash flows for the nine months ended November 1, 2019 and November 2, 2018.

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

The consolidated statements of earnings for the three and nine months ended November 2, 2018 have been adjusted to reflect this change in accounting principle. The impact of the adjustment for the three months ended November 2, 2018 was an increase of $283 million to cost of sales and a corresponding decrease to SG&A expense of $273 million and depreciation and amortization expense of $10 million. The impact of the adjustment for the nine months ended November 2, 2018 was an increase of $862 million to cost of sales and a corresponding decrease to SG&A expense for $832 million and depreciation and amortization expense of $30 million.

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

The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment under finance and operating leases. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Original terms for our facility-related leases are generally between five and 20 years.  These leases generally contain provisions for four to six renewal options of five years each. Original terms for equipment-related leases, primarily material handling equipment and vehicles, are generally between one and seven years. Some of the Company’s leases also include rental escalation clauses and/or termination provisions. Renewal options and termination options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital.

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

Some lease agreements also provide for contingent rentals based on sales performance in excess of specified minimums or on changes in the consumer price index.  Contingent rentals, which are based on future performance or changes in indices, are excluded from the determination of lease payments and were not significant for any of the periods presented.  The Company’s lease agreements do not contain any material restrictions, covenants or any material residual value guarantees.

The Company subleases certain properties that are not used in its operations.  Sublease income was not significant for any of the periods presented.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

Leases (In millions)	Classification	November 1, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$3,873
Finance lease assets	Property, less accumulated depreciation [1]	403
Total lease assets		4,276

Liabilities
Current
Operating	Current operating lease liabilities	499
Finance	Current maturities of long-term debt	49
Noncurrent
Operating	Noncurrent operating lease liabilities	3,942
Finance	Long-term debt, excluding current maturities	481
Total lease liabilities		$4,971

[1]	Finance lease assets are recorded net of accumulated amortization of $27 million as of November 1, 2019.

The table below presents the lease costs for finance and operating leases for the three and nine months ended November 1, 2019:

Lease Cost (In millions)	Three Months Ended November 1, 2019	Nine Months Ended November 1, 2019
Finance lease cost
Amortization of leased assets	$11	$28
Interest on lease liabilities	7	21
Operating lease cost [1]	185	524
Total lease cost	$203	$573

[1]	Includes short-term leases, variable lease costs, and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of November 1, 2019 having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Maturity of lease liabilities (In millions)	Operating Leases [1]	Finance Leases [2]	Total
2019	$124	$15	$139
2020	668	78	746
2021	652	77	729
2022	661	80	741
2023	571	75	646
After 2023	3,006	381	3,387
Total lease payments	5,682	706	6,388
Less: interest [3]	(1,241)	(176)	(1,417)
Present value of lease liabilities [4]	$4,441	$530	$4,971

[1]
Operating lease payments include $249 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $299 million of minimum lease payments for leases signed but not yet commenced.

[2]
Finance lease payments include $11 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $233 million of minimum lease payments for leases signed but not yet commenced.

[3]	Calculated using the lease-specific incremental borrowing rate.

[4]	Includes the current portion of $499 million for operating leases and $49 million for finance leases.

Lease Term and Discount Rate	November 1, 2019
Weighted-average remaining lease term (years)
Operating leases	10.64
Finance leases	10.00
Weighted-average discount rate
Operating leases	4.26%
Finance leases	6.42%

Other Information (In millions)	Nine Months Ended November 1, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$629
Operating cash flows used for finance leases	22
Financing cash flows used for finance leases	37
Leased assets obtained in exchange for new finance lease liabilities	156
Leased assets obtained in exchange for new operating lease liabilities	374

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Products	$16,379	$16,293	$53,259	$52,527
Services	545	665	1,690	1,999
Other	464	457	1,172	1,136
Net sales	$17,388	$17,415	$56,121	$55,662

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise. This occurs at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets. Anticipated sales returns reflected in other current liabilities were $227 million at November 1, 2019 and $229 million at November 2, 2018. The associated right of return assets reflected in other current assets were $148 million at November 1, 2019 and $151 million at November 2, 2018.
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
Deferred revenue is presented for merchandise that has not yet transferred control to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through pickup or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $778 million at November 1, 2019 and $945 million at November 2, 2018. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Stored-value cards
In addition, the Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $444 million and $411 million at November 1, 2019, and November 2, 2018, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the three and nine months ended November 1, 2019 and November 2, 2018.
Extended protection plans
The Company also defers revenues for its separately-priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were $103 million and $303 million for the three and nine months ended November 1, 2019, respectively, and $97 million and $293 million for the three and nine months ended November 2, 2018, respectively. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at November 1, 2019 and November 2, 2018, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.
The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $45 million and $141 million for the three and nine months ended November 1, 2019, respectively, and $47 million and $141 million for the three and nine months ended November 2, 2018, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Nine Months Ended
	November 1, 2019		November 2, 2018		November 1, 2019		November 2, 2018
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%	Total Sales	%
Home Décor ¹	$6,374	37	$6,230	36	$19,639	35	$19,239	35
Building Products ²	5,961	34	5,939	34	17,865	32	17,913	32
Hardlines ³	4,515	26	4,399	25	17,134	30	16,392	29
Other	538	3	847	5	1,483	3	2,118	4
Total	$17,388	100	$17,415	100	$56,121	100	$55,662	100
Note: Net sales for certain merchandise divisions were reclassified in the third quarter of fiscal year 2019. As a result, prior periods have been reclassified to conform to the current quarter presentation.

[1]	Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint

[2]	Building Products includes the following product categories: Lighting, Lumber & Building Materials, Millwork, and Rough Plumbing & Electrical

[3]	Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
United States	$16,131	$15,991	$52,225	$51,319
International	1,257	1,424	3,896	4,343
Net Sales	$17,388	$17,415	$56,121	$55,662

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of November 1, 2019, November 2, 2018, and February 1, 2019. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	November 1, 2019	November 2, 2018	February 1, 2019
Short-term investments:
Available-for-sale securities
Money market funds	Level 1	$83	$181	$207
Agency securities	Level 2	19	10	10
U.S. Treasury securities	Level 1	13	—	—
Corporate debt securities	Level 2	12	—	1
Certificates of deposit	Level 1	—	17	—
Total short-term investments		$127	$208	$218
Long-term investments:
Available-for-sale securities
U.S. Treasury securities	Level 1	$258	$—	$—
Corporate debt securities	Level 2	75	224	191
Agency securities	Level 2	30	66	65
Total long-term investments		$363	$290	$256

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended November 1, 2019, and the three and nine months ended November 2, 2018, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets.

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

During the three months ended November 1, 2019, the Company began a strategic review of its Canadian operations, and it was determined to be more likely than not the assets associated with certain Canadian stores would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, these assets experienced a triggering event and were evaluated for recoverability. Based on this evaluation, certain long-lived assets were written down to their fair value of $40 million resulting in impairment charges of $53 million. These non-cash impairment charges are included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

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

In addition, as part of the Company’s strategic reassessment process, during the three months ended November 2, 2018, it was determined to be more likely than not the assets of the Mexico operations would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, these assets experienced a triggering event and were evaluated for recoverability. Operating locations evaluated for recoverability included all 13 stores in Mexico, as well as a corporate facility. Based on this evaluation of the Mexico operations, certain long-lived assets were written down to their fair value of $107 million resulting in impairment charges of $22 million. These non-cash impairment charges are included in selling, general and administrative expense in the accompanying consolidated statements of current and retained earnings.

See Note 8 for additional information regarding the Company’s decisions to exit its Orchard operations and certain U.S. and Canada locations during fiscal year 2018 as part of the Company’s strategic reassessment of the business as well as the Company’s strategic review of its Canadian operations in fiscal year 2019.

The following table presents the Company’s non-financial assets measured at estimated fair value on a nonrecurring basis and the resulting long-lived asset impairment losses included in earnings. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at November 1, 2019 and November 2, 2018.

	Fair Value Measurements	Impairment Losses
(In millions)	November 1, 2019	Three Months Ended November 1, 2019	Nine Months Ended November 1, 2019
Assets-held-for-use:
Operating locations	$46	$53	$61
Total	$46	$53	$61

	Fair Value Measurements	Impairment Losses
(In millions)	November 2, 2018	Three Months Ended November 2, 2018	Nine Months Ended November 2, 2018
Assets-held-for-use:
Operating locations	$473	$112	$329
Total	$473	$112	$329

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance and capitalized lease obligations, are as follows:

	November 1, 2019		November 2, 2018		February 1, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$16,646	$18,184	$14,718	$14,430	$14,721	$14,473
Mortgage notes (Level 2)	5	5	6	6	6	6
Long-term debt (excluding finance and capitalized lease obligations)	$16,651	$18,189	$14,724	$14,436	$14,727	$14,479

Note 6: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $127 million at November 1, 2019, $191 million at November 2, 2018, and $218 million at February 1, 2019.

Restricted balances included in long-term investments were $363 million at November 1, 2019, $255 million at November 2, 2018, and $256 million at February 1, 2019.

Note 7: Property and Accumulated Depreciation - Property is shown net of accumulated depreciation of $17.3 billion at November 1, 2019, $17.7 billion at November 2, 2018, and $17.4 billion at February 1, 2019. The Company recognized depreciation expense, inclusive of amounts presented in cost of sales and depreciation and amortization, of $325 million and $968 million for the three and nine months ended November 1, 2019 and $444 million and $1.2 billion for the three and nine months ended November 2, 2018.

Note 8: Exit Activities - During fiscal years 2018 and 2019, the Company has incurred costs associated with an ongoing strategic reassessment of its business to drive an increased focus on its core home improvement operations and to improve overall operating performance and profitability. As a result of this reassessment, the Company decided to exit certain activities and close certain locations as further described below. Expenses associated with long-lived asset impairment, accelerated depreciation, discontinued projects, severance, and lease obligations, are included in selling, general and administrative expense in the consolidated statement of current and retained earnings. Inventory adjustments to net realizable value are included in cost of sales in the consolidated statement of current and retained earnings.

2019 Canada Restructuring

During the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and as a result, recognized pre-tax charges of $53 million associated with long-lived asset impairment. Subsequent to the end of the Company’s third quarter of fiscal 2019, a decision was made to close 34 under-performing stores in Canada and take additional restructuring actions to improve future sales and profitability of the Canadian operations. See Note 15 for additional information regarding the decision and associated impacts.

A summary of the significant charges associated with the 2019 strategic review of the Canadian operations, are as follows:

	Costs Incurred
	Three Months Ended	Nine Months Ended	Cumulative Amount
(In millions)	November 1, 2019	November 1, 2019	November 1, 2019
Long-lived asset impairment	$53	$53	$53
Total	$53	$53	$53

Orchard Supply Hardware (Orchard)

On August 17, 2018, the Company approved plans to exit its Orchard operations by closing all 99 Orchard stores, which were located in California, Oregon and Florida, as well as the distribution facility that serviced the Orchard stores, and the Orchard corporate office. All facilities were closed by the end of fiscal year 2018. A summary of the significant charges associated with the exit of the Orchard operations is as follows:

	Costs Incurred
	Three Months Ended	Nine Months Ended	Cumulative Amount
(In millions)	November 2, 2018	November 2, 2018	November 1, 2019
Long-lived asset impairment	$—	$206	$206
Accelerated depreciation and amortization	103	103	103
Discontinued project write-offs	—	24	24
Severance costs	11	11	11
Lease obligation costs for closed locations	9	9	217
Total	$123	$353	$561

U.S. and Canada Location Closings

On October 31, 2018, the Company committed to closing 20 U.S. home improvement stores and 31 locations in Canada, including 27 stores.  The store closings were completed by the end of fiscal year 2018. A summary of the significant charges associated with the closure of these stores is as follows:

	Costs Incurred
	Three Months Ended	Nine Months Ended	Cumulative Amount
(In millions)	November 2, 2018	November 2, 2018	November 1, 2019
Long-lived asset impairment	$90	$90	$90
Severance costs	21	21	32
Discontinued project write-offs	10	10	10
Lease obligation costs for closed locations	—	—	89
Accelerated depreciation and amortization	—	—	50
Total	$121	$121	$271

Other Non-Core Activities

During the third quarter ended November 2, 2018, the Company decided to pursue an exit of certain immaterial non-core activities within its U.S. home improvement business. A summary of the significant charges incurred as a result of these decisions is as follows:

	Costs Incurred
	Three Months Ended	Nine Months Ended	Cumulative Amount
(In millions)	November 2, 2018	November 2, 2018	November 1, 2019
Long-lived asset impairment	$9	$9	$9
Inventory adjustments to net realizable value	5	5	7
Other closing costs	—	—	27
Severance costs	—	—	16
Total	$14	$14	$59

Mexico Operations

On November 9, 2018, subsequent to the end of the Company’s third quarter of fiscal 2018, management and the Board of Directors decided to pursue an exit of the Company’s Mexico operations. A summary of the significant charges incurred as a result of the exit of the Company’s Mexico operations is as follows:

	Costs Incurred
	Three Months Ended	Nine Months Ended	Cumulative Amount
(In millions)	November 2, 2018	November 2, 2018	November 1, 2019
Long-lived asset impairment	$22	$22	$244
Total	$22	$22	$244

Note 9: Long-Term Debt - During the first quarter of fiscal 2019, the Company issued $3.0 billion of unsecured notes as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
April 5, 2019	$1,500	April 2029	Fixed	3.650%	$9
April 5, 2019	$1,500	April 2049	Fixed	4.550%	$19

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

Note 10: Short-Term Borrowings - In September 2019, the Company entered into a $250 million unsecured 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks. The Company may request borrowings under the 364-

Day Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. The Company must repay the aggregate principal amount of loans outstanding under the 364-Day Credit Agreement on the termination date in effect at such time (currently September 8, 2020). The Company may elect to convert all of the loans outstanding under the 364-Day Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date. Borrowings under the 364-Day Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate plus an applicable margin. The 364-Day Credit Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those covenants at November 1, 2019.
The 364-Day Credit Agreement, along with the $1.98 billion five year unsecured second amended and restated credit agreement (Second Amended and Restated Credit Agreement), support our commercial paper program.  The amount available to be drawn under the 364-Day Credit Agreement and the Second Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $637 million, with a weighted average interest rate of 1.97%, as of November 1, 2019. As of November 2, 2018, there were no outstanding borrowings under the Second Amended and Restated Credit Agreement, the 364-Day Credit Agreement, or our commercial paper program.
Note 11: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. On January 26, 2018, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no expiration, which was announced on the same day. On December 12, 2018, the Company’s Board of Directors authorized an additional $10.0 billion share repurchase program with no expiration, which was announced on the same day. As of November 1, 2019, the Company had $10.3 billion remaining in its share repurchase program.

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

In August 2019, the Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase $350 million to $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand and took delivery of 2.8 million shares. The Company finalized the transaction and received an additional 0.8 million shares and a $103 million cash payment from the third-party financial institution prior to the end of the third quarter. The cash payment received is equal to the difference between the $500 million payment made at inception and the final notional amount of $397 million.

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

In addition, during the three and nine months ended November 1, 2019, the Company repurchased shares of its common stock through the open market totaling 4.1 million and 18.1 million shares, respectively, for a cost of $438 million and $1.9 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and nine months ended November 1, 2019 and November 2, 2018 were as follows:

	Three Months Ended
	November 1, 2019		November 2, 2018
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	7.7	$835	5.7	$620
Shares withheld from employees	0.2	23	0.2	25
Total share repurchases	7.9	$858	5.9	$645

[1]
Reductions of $827 million and $603 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended November 1, 2019 and November 2, 2018, respectively.

	Nine Months Ended
	November 1, 2019		November 2, 2018
(In millions)	Shares	Cost [2]	Shares	Cost [2]
Share repurchase program	35.3	$3,618	25.9	$2,470
Shares withheld from employees	0.3	36	0.3	38
Total share repurchases	35.6	$3,654	26.2	$2,508

[2]
Reductions of $3.5 billion and $2.3 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended November 1, 2019 and November 2, 2018, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended November 1, 2019 and November 2, 2018:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Basic earnings per common share:
Net earnings	$1,049	$629	$3,771	$3,138
Less: Net earnings allocable to participating securities	(3)	(1)	(11)	(10)
Net earnings allocable to common shares, basic	$1,046	$628	$3,760	$3,128
Weighted-average common shares outstanding	769	806	782	815
Basic earnings per common share	$1.36	$0.78	$4.81	$3.84
Diluted earnings per common share:
Net earnings	$1,049	$629	$3,771	$3,138
Less: Net earnings allocable to participating securities	(3)	(1)	(11)	(10)
Net earnings allocable to common shares, diluted	$1,046	$628	$3,760	$3,128
Weighted-average common shares outstanding	769	806	782	815
Dilutive effect of non-participating share-based awards	1	1	1	1
Weighted-average common shares, as adjusted	770	807	783	816
Diluted earnings per common share	$1.36	$0.78	$4.80	$3.83

Stock options to purchase 0.9 million and 0.9 million shares of common stock were anti-dilutive for the three and nine months ended November 1, 2019, respectively. Stock options to purchase 0.2 million and 0.4 million shares of common stock were anti-dilutive for the three and nine months ended November 2, 2018, respectively.

Note 13: Income Taxes - The Company’s effective income tax rates were 24.0% and 22.2% for the three and nine months ended November 1, 2019, respectively, and 21.8% and 23.8% for the three and nine months ended November 2, 2018, respectively. The increase in the effective tax rate for the quarter is primarily due to an increase in pre-tax earnings as compared to the three months ended November 2, 2018, as well as the favorable discrete event related to stock compensation was smaller in 2019 as compared to 2018. The lower effective income tax rate for the nine months ended November 1, 2019 is primarily due to a favorable tax benefit recorded during the first quarter associated with the planned exit of the Mexico retail operations. In fiscal 2018, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business through liquidation, which resulted in a more favorable tax treatment.

Note 14: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Long-term debt	$171	$145	$498	$437
Finance lease obligations	7	—	21	—
Capitalized lease obligations	—	15	—	44
Interest income	(5)	(9)	(24)	(21)
Interest capitalized	—	—	(1)	(2)
Interest on tax uncertainties	—	—	(2)	—
Other	4	2	16	9
Interest - net	$177	$153	$508	$467

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	November 1, 2019	November 2, 2018
Cash paid for interest, net of amount capitalized	$647	$555
Cash paid for income taxes - net	$1,029	$1,069
Non-cash investing and financing activities:
Non-cash property acquisitions [1]	$251	$42
Cash dividends declared but not paid	$423	$387
1 See Note 3 for supplemental cash flow disclosures related to finance and operating leases.

Note 15: Subsequent Events - As part of a strategic review of Canadian operations, subsequent to the end of the Company’s third quarter of fiscal 2019, the Company decided to close 34 under-performing stores in Canada and execute additional restructuring actions to improve future sales and profitability of the remaining Canadian operations. As a result of these actions, the Company expects additional operating costs and pre-tax charges during the fourth quarter of 2019 of $175 to $225 million associated with inventory liquidation, accelerated depreciation and amortization, severance, and other costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 1, 2019 and November 2, 2018, the related consolidated statements of current and retained earnings, comprehensive income, and shareholders’ equity for the fiscal three-month and nine-month periods ended November 1, 2019 and November 2, 2018, and of cash flows for the nine-month periods ended November 1, 2019 and November 2, 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
December 3, 2019

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended November 1, 2019, and November 2, 2018. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2018. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net earnings in the third quarter of 2019 increased 66.8% to $1.0 billion compared to net earnings of $629 million in the third quarter of 2018. Diluted earnings per common share increased 74.9% in the third quarter of 2019 to $1.36 from $0.78 in the third quarter of 2018. Included in the third quarter of 2019 results is $53 million of non-cash pre-tax charges related to long-lived asset impairments associated with a strategic review of the Canadian business, discussed further below, which decreased diluted earnings per share by $0.05. The third quarter of 2018 included $280 million of pre-tax charges related to the Company’s prior year strategic reassessment of the business including cost related to long-lived asset impairments, accelerated depreciation and amortization, severance, discontinued project write-offs, lease obligation costs for closed locations and inventory adjustments to net realizable value. Excluding the impact of these items, adjusted diluted earnings per common share increased 35.6% to $1.41 in the third quarter of 2019 from adjusted diluted earnings per common share of $1.04 in the third quarter of 2018 (see discussion of non-GAAP financial measures beginning on page 27).

For the first nine months of 2019, cash flows from operating activities were approximately $4.1 billion, while $927 million was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, during the first nine months of 2019, we repurchased $3.6 billion of common stock through our share repurchase program and paid $1.2 billion in dividends.

During the third quarter of 2019, we capitalized on robust customer demand, which drove strong traffic to our stores and improved on store execution. We experienced comparable sales increase of 2.2% and broad-based growth with all 15 U.S. regions generating positive comparable sales for the second consecutive quarter, despite low single-digit online growth and higher than expected lumber deflation. Nine of 13 product categories generated positive comparable sales with particular strength in Tools, Décor, Lawn & Garden, Appliances, Millwork, Paint, Hardware, Rough Plumbing & Electrical, and Lumber & Building Materials.

Our overall performance in the third quarter demonstrates continued momentum executing our retail fundamentals framework. Our initiatives to improve in-stock levels and provide a better customer service experience, along with our advances in serving the Pro customer, contributed to strong execution in the quarter. Our success focusing on retail fundamentals is evident as we drove strong performance in merchandising departments that have historically underperformed. Our continued focus on the Pro customer, including increased job lot quantities, department supervisors, and improved in-store experience, led to strong sales performance with our Pro customer in the third quarter. We are now transitioning from retail fundamentals to other initiatives to deepen our relationship and continue to grow sales with the Pro customer. We plan to roll-out dedicated point-of-sale terminals at the Pro desk in the fourth quarter of 2019 and launch our Pro loyalty program nationally in the first half of 2020.

In addition, as we noted in the prior quarter, we are modernizing and transforming our e-commerce business as we address legacy issues with the Lowes.com website platform. We are working to improve the foundation of the platform to provide stability and increase our agility, which we believe are critical to growing our online presence. We expect to have the entire Lowes.com site on the cloud in the first quarter of 2020. With a modernized platform in place, we expect to have the ability to address capability gaps to provide a better experience for our customers.

During the third quarter, we initiated a strategic review of our Canadian business, inclusive of leadership changes, with a focus on improving execution and profitability. Based on this review, subsequent to the end of the third quarter of fiscal 2019, the Company decided to close 34 under-performing stores in Canada and execute additional restructuring actions to improve execution and profitability of the Canadian operations. As a result of these actions, the Company expects additional operating costs and pre-tax charges during the fourth quarter of 2019 of $175 to $225 million associated with inventory liquidation, accelerated depreciation and amortization, severance, and other costs.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period[1]
	November 1, 2019	November 2, 2018	2019 vs. 2018	2019 vs. 2018
Net sales	100.00%	100.00%	N/A	(0.2)%
Gross margin	32.44	30.88	156	4.9
Expenses:
Selling, general and administrative	21.69	22.95	(126)	(5.6)
Depreciation and amortization	1.79	2.43	(64)	(26.7)
Operating income	8.96	5.50	346	62.7
Interest - net	1.02	0.88	14	14.9
Pre-tax earnings	7.94	4.62	332	71.8
Income tax provision	1.90	1.01	89	89.7
Net earnings	6.04%	3.61%	243	66.8%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period[1]	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period[1]
	November 1, 2019	November 2, 2018	2019 vs. 2018	2019 vs. 2018
Net sales	100.00%	100.00%	N/A	0.8%
Gross margin	32.01	32.36	(35)	(0.3)
Expenses:
Selling, general and administrative	20.82	22.13	(131)	(5.1)
Depreciation and amortization	1.65	1.99	(34)	(16.6)
Operating income	9.54	8.24	130	16.8
Interest - net	0.90	0.84	6	8.8
Pre-tax earnings	8.64	7.40	124	17.7
Income tax provision	1.92	1.76	16	9.7
Net earnings	6.72%	5.64%	108	20.2%
1 In the fourth quarter of fiscal 2018, we changed our method of accounting for shipping and handling costs from the Company’s stores, distribution centers, and other locations to customers. Under this new accounting principle, shipping and handling costs related to the delivery of products from the Company to customers are included in costs of sales, whereas they were previously included in selling, general, and administrative expense, and depreciation and amortization. Amounts presented for the three and nine months ended November 2, 2018 reflect adjusted amounts in accordance with this accounting principle change.

	Three Months Ended		Nine Months Ended
Other Metrics	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Comparable sales increase [1]	2.2%	1.5%	2.7%	2.6%
Total customer transactions (in millions)	221	229	720	738
Average ticket [2]	$78.71	$75.89	$77.95	$75.47
At end of period:
Number of stores	2,004	2,133
Sales floor square feet (in millions)	209	215
Average store size selling square feet (in thousands) [3]	104	101
Net earnings to average debt and equity [4]	11.7%	14.3%
Return on invested capital [4]	14.2%	16.7%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted third quarter fiscal 2019 comparable sales by approximately 15 basis points and year-to-date fiscal 2019 comparable sales by approximately 30 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 26-week periods.

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

During the three months ended November 1, 2019, the Company began a strategic review of its Canadian operations, and as a result, recognized pre-tax charges of $53 million associated with long-lived asset impairment (2019 Canada restructuring).

During the three months ended November 2, 2018, the Company recognized the following pre-tax charges resulting from the strategic reassessment of its business:

•
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

•	The Company recognized $22 million of pre-tax charges, consisting of long-lived asset impairments, associated with its Mexico retail operations (Mexico impairment charge).

•	The Company recognized $14 million of pre-tax charges associated with the exit of certain immaterial non-core activities within its U.S. home improvement business (Non-core activities charge).

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

	Three Months Ended
	November 1, 2019			November 2, 2018
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$1.36			$0.78
Non-GAAP adjustments - per share impacts
2019 Canada restructuring	0.07	(0.02)	0.05	—	—	—
Orchard Supply Hardware charges	—	—	—	0.15	(0.03)	0.12
U.S. and Canada closing charges	—	—	—	0.15	(0.04)	0.11
Mexico impairment charges	—	—	—	0.02	—	0.02
Non-core activities charges	—	—	—	0.02	(0.01)	0.01
Adjusted diluted earnings per share			$1.41			$1.04

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

	For the Periods Ended
(In millions, except percentage data)	November 1, 2019	November 2, 2018
Calculation of Return on Invested Capital
Numerator
Net Earnings	$2,947	$3,692
Plus:
Interest expense - net	665	620
Operating lease interest	186	214
Provision for income taxes	1,177	1,371
Lease adjusted net operating profit	4,975	5,897
Less:
Income tax adjustment [1]	1,414	1,597
Lease adjusted net operating profit after tax	$3,561	$4,300
Denominator
Average debt and equity [2]	$25,106	$25,734
Net earnings to average debt and equity	11.7%	14.3%
Return on invested capital	14.2%	16.7%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 28.4% and 27.1% for the periods ended November 1, 2019 and November 2, 2018, respectively.

[2]
Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Results of Operations

Net Sales – Net sales in the third quarter of 2019 decreased 0.2% to $17.4 billion. The decrease in sales is driven by the impact of previous store closures and the exit of Orchard, partially offset by comparable sales growth. Comparable sales increased 2.2% over the same period, driven by a 2.4% increase in comparable average ticket, partially offset by a 0.1% decrease in comparable customer transactions.

During the third quarter of 2019, we experienced comparable sales increases in nine of 13 product categories. Comparable sales were above the company average in Tools, Décor, Lawn & Garden, Appliances, Millwork, Paint, Hardware, and Rough Plumbing & Electrical. Performance in Tools led the merchandising department growth with a continued strong customer response to our CRAFTSMAN® reset, as well as sales with our key Pro brands, such as DeWalt® power tools. Décor experienced mid-single digit comparable sales, with strong double-digit comparable sales in Blinds and Shades. We experienced strength in Lawn & Garden, driven by double-digit comparable sales in live goods and landscape products. Appliances delivered strong sales during Labor Day and with great values and special buys in refrigerators and freezers. For the second consecutive quarter, Millwork performed above the company average driven by our focus on the Pro customer, an investment in job lot quantities, an improved localized assortment approach, and an updated and refreshed department. Paint outperformed the company average driven by our improved service model, better in-stock position, strength in the exterior project categories, and our compelling offers. We saw positive comparable sales in Hardware supported by investments in job-lot quantities and increased Pro demand.

Net sales increased 0.8% to $56.1 billion for the first nine months of 2019 compared to 2018. The increase in total sales was driven primarily by an increase in comparable sales, partially offset by the closure of Orchard, as well as other closed locations. Comparable sales increased 2.7% over the same period, primarily driven by a 1.9% increase in comparable average ticket and a 0.8% increase in customer transactions.

Gross Margin – For the third quarter of 2019, gross margin as a percentage of sales increased 156 basis points. The gross margin increase for the quarter resulted from our prior year inventory rationalization efforts to eliminate less productive SKUs and reduce clutter in our stores, which negatively impacted the prior year gross margin and drove approximately 170 basis points of improvement, and product mix, which increased margin approximately 35 basis points. Gross margin was negatively impacted approximately 40 basis points due to tariff pressure, 20 basis points due to supply chain costs associated with new facilities, transportation and customer deliveries, and 20 basis points associated with increased inventory shrink.

Gross margin as a percentage of sales decreased 35 basis points in the first nine months of 2019 compared to 2018. Gross margin was negatively impacted approximately 35 basis points due to tariff pressure, 30 basis points from supply chain costs associated with new facilities, transportation and customer deliveries, and 10 basis points due to higher inventory shrink. This was partially offset by a gross margin increase of approximately 50 basis points due to our prior year inventory rationalization efforts to eliminate less productive SKUs and reduce clutter in our stores.

SG&A – For the third quarter of 2019, SG&A expense leveraged 126 basis points as a percentage of sales compared to the third quarter of 2018. This is primarily driven by 104 basis points of leverage due to long-lived asset impairments and discontinued projects associated with the Company’s prior year strategic reassessment of Orchard, USHI, Canada, and Mexico locations. There was an additional 43 basis points of leverage in salaries expenses and 10 basis points of leverage due to optimizing the channel mix for advertising. This was partially offset by 31 basis points of deleverage associated with long-lived asset impairment due to the company’s strategic review of the Canadian operations initiated during the third quarter.

SG&A expense as a percentage of sales leveraged 131 basis points in the first nine months of 2019 compared to 2018. This was primarily driven by 73 basis points of leverage due to prior year long-lived asset impairments and discontinued projects associated with the Company’s prior year strategic reassessment of Orchard, USHI, Canada, and Mexico locations, 54 basis points of leverage in salaries expenses, 16 basis points of leverage from lease terminations and lease assignments primarily associated with the prior year’s store closing activities, and 14 basis points of leverage in advertising due to improved advertising efficiency. These were partially offset by 19 basis points of deleverage in incentive compensation, 10 basis points of deleverage associated with long-lived asset impairment due to the company’s strategic review of the Canadian operations, and 10 basis points of deleverage related to severance costs.

Depreciation and Amortization – Depreciation and amortization leveraged 64 basis points for the third quarter of 2019 compared to the prior year primarily due to store closures in 2018, and assets becoming fully depreciated. Property, less accumulated depreciation, decreased to $18.4 billion at November 1, 2019, compared to $18.9 billion at November 2, 2018. As of November 1, 2019 and November 2, 2018, we owned 83% and 80% of our stores, respectively, which included stores on leased land.

Depreciation and amortization leveraged 34 basis points for the first nine months of 2019 compared to 2018 primarily due to the same factors that impacted depreciation and amortization for the third quarter.

Interest – Net – Interest expense for the third quarter of 2019 increased primarily as a result of the issuance of $3.0 billion unsecured notes in April 2019, partially offset by a decrease in expense associated with the adoption of ASU 2016-02, Leases (Topic 842), in the first quarter of 2019.

Interest expense for the first nine months of 2019 increased compared to 2018 primarily due to the same factors that impacted interest expense for the third quarter.

Income Tax Provision – Our effective income tax rates were 24.0% and 21.8% for the three months ended November 1, 2019 and November 2, 2018, respectively. The increase in the effective tax rate for the quarter is primarily due to an increase in pre-tax earnings as compared to the three months ended November 2, 2018, as well as the favorable discrete event related to stock compensation was smaller in 2019 as compared to 2018.

Our effective income tax rates were 22.2% and 23.8% for the nine months ended November 1, 2019 and November 2, 2018, respectively. The decrease in the effective tax rate is primarily due to a favorable tax benefit recorded during the first quarter of 2019 associated with the planned exit of the Mexico retail operations. In fiscal 2018, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of 2019, after an extensive market evaluation, the decision was made to sell the assets of the business through liquidation, which results in a more favorable tax treatment.

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

Cash Flows Provided by Operating Activities

	Nine Months Ended
(In millions)	November 1, 2019	November 2, 2018
Net cash provided by operating activities	$4,111	$6,798

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the nine months ended November 1, 2019, versus the nine months ended November 2, 2018, was driven primarily by changes in working capital, driven by accounts payable and other operating liabilities, which increased operating cash flow for the first nine months of 2018 by approximately $3.2 billion, compared to an increase of approximately $115 million for the first nine months of 2019.

In the first nine months of 2018, the increase in accounts payable exceeded the increase in inventory, driving approximately $1.7 billion of operating cash flow, primarily due to later spring inventory build in fiscal 2018. In the first nine months of 2019, the increase in inventory exceeded the increase in accounts payable, resulting in negative impact to cash flow of approximately $600 million, driven by timing of inventory purchases and related payments. In addition, other operating liabilities decreased approximately $400 million in the first nine months of 2019 and increased approximately $500 million in the first nine months of 2018, primarily related to deferred revenue and timing of payments related to exit activities and other expenses.

Cash Flows Used in Investing Activities

	Nine Months Ended
(In millions)	November 1, 2019	November 2, 2018
Net cash used in investing activities	$(863)	$(788)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and investments.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. The following table provides our capital expenditures for the nine months ended November 1, 2019, and November 2, 2018:

	Nine Months Ended
(In millions)	November 1, 2019	November 2, 2018
Existing store investments [1]	$694	$490
Strategic initiatives [2]	127	145
New stores and international [3]	106	211
Total capital expenditures	$927	$846

[1]	Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.

[2]	Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term.

[3]	Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects as well as expenditures related to our international operations.

Our 2019 capital expenditures forecast is approximately $1.6 billion.

Cash Flows Used in Financing Activities

	Nine Months Ended
(In millions)	November 1, 2019	November 2, 2018
Net cash used in financing activities	$(2,978)	$(4,921)

Net cash used in financing activities primarily consists of transactions related to our long-term debt, short-term borrowings, share repurchases, and cash dividend payments.

Long-Term Debt

The following table includes additional information related to the Company’s long-term debt for the nine months ended November 1, 2019, and November 2, 2018:

	Nine Months Ended
(In millions)	November 1, 2019	November 2, 2018
Net proceeds from issuance of long-term debt	$2,972	$—
Repayment of long-term debt	$(1,092)	$(288)

During the nine months ended November 1, 2019, we issued $3.0 billion of unsecured notes to finance current year maturities and for other general corporate purposes. During the nine months ended November 1, 2019, we also paid $1.1 billion to retire scheduled debts at maturity.

Short-term Borrowing Facilities

We have an unsecured 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks which provides for borrowings up to $250 million. The Company may request borrowings under the 364-Day Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. The Company must repay the aggregate principal amount of loans outstanding under the 364-Day Credit Agreement on the termination date in effect at such time (currently September 8, 2020). The Company may elect to convert all of the loans outstanding under the 364-Day Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date.

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement both support our commercial paper program. The amount available to be drawn under the Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement is reduced by the amount of borrowings under our commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $637 million, with a weighted average interest rate of 1.97%, as of November 1, 2019. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement or the 364-Day Credit Agreement as of November 1, 2019 and as of November 2, 2018. The following table includes additional information related to our short-term borrowings for the nine months ended November 1, 2019, and November 2, 2018:

	Nine Months Ended
(In millions, except for interest rate data)	November 1, 2019	November 2, 2018
Net change in short-term borrowings	$(85)	$(1,137)
Amount outstanding at quarter-end	$637	$—
Maximum amount outstanding at any month-end	$1,189	$892
Weighted-average interest rate of short-term borrowings outstanding	1.97%	—%

The Second Amended and Restated Credit Agreement and the 364-Day Credit Agreement contains customary representations, warranties, and covenants. We were in compliance with those covenants at November 1, 2019.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the nine months ended November 1, 2019, and November 2, 2018:

	Nine Months Ended
(In millions, except per share data)	November 1, 2019	November 2, 2018
Total amount paid for share repurchases	$3,649	$2,498
Total number of shares repurchased	35.6	26.1
Average price paid per share	$102.59	$95.67

As of November 1, 2019, we had $10.3 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling $4.0 billion in 2019 (including the amount repurchased during the first nine months of fiscal year 2019). See Note 11 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for the nine months ended November 1, 2019, and November 2, 2018:

	Nine Months Ended
(In millions, except per share data)	November 1, 2019	November 2, 2018
Total cash dividend payments	$1,195	$1,068
Dividends paid per share	$1.51	$1.30

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of December 3, 2019, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the first quarter of 2019, we issued $3.0 billion of unsecured notes in the ordinary course of business and used a portion of the net proceeds from the sale of the Notes for the repayment of $600 million aggregate principal amount due April 2019 and $450 million aggregate principal amount due September 2019. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at November 1, 2019. Interest payments included in the table below are calculated based upon the rates in effect at November 1, 2019. The unsecured notes issued in the first quarter of fiscal 2019 are further described in Note 9 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$16,813	$500	$1,786	958	$13,569
Long-term debt (interest payments)	10,740	667	1,259	1,164	7,650
Total	$27,553	$1,167	$3,045	$2,122	$21,219

As of November 1, 2019, other than changes related to the adoption of the new lease accounting standard as described in Note 1 and Note 3 to the consolidated financial statements, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2018. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 1, 2019, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended November 1, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, in May 2019, the Company received a letter from the California South Coast Air Quality Management District ("SCAQMD") regarding allegations that the Company sold denatured alcohol since 2015 in a manner that is not compliant with applicable rules. The Company is currently in discussions with SCAQMD. Although the Company cannot predict the outcome of this matter, the Company does not expect the outcome to have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A - Risk Factors” in the Annual Report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of fiscal 2019:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 3, 2019 - August 30, 2019 [3]	4,075,074	$106.21	4,074,119	$10,633,132,657
August 31, 2019 - October 4, 2019	1,722,158	111.55	1,518,990	10,464,045,888
October 5, 2019 - November 1, 2019 [3]	2,119,679	110.10	2,118,262	10,327,247,150
As of November 1, 2019	7,916,911	$108.41	7,711,371	$10,327,247,150

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

[3]
In August 2019, the Company entered into a variable notional Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase between $350 million and $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 2.8 million shares. In October, prior to the end of the third quarter, the Company finalized the transaction for $397 million and received an additional 0.8 million shares and a $103 million cash payment from the financial institution, which is equal to the difference between the $500 million payment made at inception and the final notional amount. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 11 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated January 25, 2019.	8-K	001-07898	3.1	January 28, 2019

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

December 3, 2019	By: /s/ David M. Denton
Date	David M. Denton Executive Vice President, Chief Financial Officer