Form 10-K
period 2020-01-31
LOWES COMPANIES INC
filed 2020-03-23
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number   1-7898
LOWE’S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

North Carolina		56-0578072
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1000 Lowe’s Blvd.
Mooresville	North Carolina	28117
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code		(704)	758-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 per share	LOW	New York Stock Exchange

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

As of August 2, 2019, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $77.0 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/20/2020
Common Stock, $0.50 par value	754,948,648

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2020 Annual Meeting of Shareholders	Part III

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

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer. As of January 31, 2020, Lowe’s operated 1,977 home improvement and hardware stores, representing approximately 208 million square feet of retail selling space. These operations included 1,728 stores located across 50 U.S. states, as well as 249 stores in Canada. During 2018 and 2019, the Company initiated a strategic reassessment of its business which has resulted in the exit of Orchard Supply Hardware and its operations in Mexico, as well as the closure of under-performing stores across the U.S. and Canada.

The Canadian stores include RONA inc. (RONA) which was acquired by Lowe’s in 2016. RONA operates 185 stores in Canada as of January 31, 2020, as well as services approximately 237 dealer-owned stores. The RONA stores represent various complementary store formats operating under various banners.

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

Our Market

The U.S. market remains our predominant market, accounting for approximately 93% of consolidated sales for the fiscal year ended January 31, 2020. We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.

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

Our Competition

The home improvement industry includes a broad competitive landscape that continues to evolve.  Lowe’s competes with national and international home improvement warehouse chains and lumber yards in most of the markets we serve.  We also compete with traditional hardware, plumbing, electrical, home supply retailers, and maintenance and repair organizations.  In addition, we compete with general merchandise retailers, warehouse clubs, online, and other specialty retailers as well as service providers that install home improvement products.  Location of stores, product assortment, product pricing and customer service continue to be key competitive factors in our industry, while the evolution of technology and customer expectations also underscores the importance of omni-channel capabilities as a competitive factor.  To ensure ongoing competitiveness, Lowe’s focuses on delivering the right home improvement products, with the best service and value, across every channel and community we serve. See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report.

Products and Services

Our Products

Product Selection
To meet customers’ varying needs, we offer a complete line of products for construction, maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Appliances, Décor, Paint, Hardware, Millwork, Lawn & Garden, Lighting, Lumber & Building Materials, Flooring, Kitchens & Bath, Rough Plumbing & Electrical, Seasonal & Outdoor Living, and Tools.  A typical Lowe’s-branded home improvement store stocks approximately 35,000 items, with hundreds of thousands of additional items available through our Special Order Sales system and various online selling channels. See Note 18 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of private brands.  In addition, we are dedicated to ensuring the products we sell are sourced in a socially responsible, efficient, and cost-effective manner.

National Brand-Name Merchandise
In many product categories, customers look for a familiar and trusted national brand to instill confidence in their purchase.  Lowe’s home improvement stores carry a wide selection of national brand-name merchandise such as Whirlpool®, GE®, LG®, and Samsung® appliances, Stainmaster® carpets, Sherwin-Williams® and Valspar® paints and stains, Pella® windows and doors, Pergo® hardwood flooring, DeWALT® power tools, Metabo® pneumatic tools, Weber® and Char-Broil® grills, Owens Corning® insulation and roofing, GAF® roofing, James Hardie® fiber cement siding, Marshalltown® masonry tools and concrete, Husqvarna® outdoor power equipment, John Deere® riding lawn mowers, Werner® ladders, Quoizel® lighting, Nest® products, SharkBite® plumbing products, A. O. Smith® water heaters, Norton® abrasives, and many more.  In 2019, we completed our rollout of CRAFTSMAN® tools.  Our merchandise selection provides the retail and Pro customer a one-stop shop for a wide variety of national brand-name merchandise needed to complete home improvement, repair, maintenance, or construction projects.

Private Brands
Private brands are an important element of our overall portfolio, helping to increase customer loyalty, drive sales, and expand differentiation.  We have a strong private brand presence across core categories, including some of our most valuable brands such as: Kobalt® tools, allen+roth® home décor products, Project Source® high-value project completers, Holiday Living® seasonal products, Harbor Breeze® ceiling fans, Sta-Green® lawn and garden products, Moxie® cleaning products, Reliabilt® doors, windows, and hardware, and Utilitech® electrical and utility products.

Supply Chain
We source our products from vendors worldwide and believe that alternative and competitive suppliers are available for virtually all of our products.  Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.
To efficiently move product from our vendors to our stores and maintain in-stock levels, we own and operate distribution facilities that enable products to be received from vendors, stored and picked, or cross-docked, and then shipped to our retail locations or directly to customers. These facilities include 15 regional distribution centers (RDC) and 15 flatbed distribution centers (FDC) in the United States. The FDCs distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, pipe, siding, ladders, and building materials. On average, each RDC and FDC serves approximately 115 stores. We also own and operate seven distribution centers, including four lumber yards, to serve our Canadian market.
In addition to the RDCs and FDCs, we also operate coastal holding and transload facilities to handle import product, bulk distribution centers (BDC) to handle appliances and other big and bulky product, cross-dock delivery terminals (XDT) to fulfill final mile box truck deliveries, and a direct fulfillment center focused on parcel post eligible products. In fiscal 2019, we enhanced our distribution network by adding four XDTs and two BDCs, in addition to relocating one BDC.

Collectively, our facilities enable our import and e-commerce, as well as parcel post eligible products, to get to their destination as efficiently as possible. Most parcel post items can be ordered by a customer and delivered within two business days at standard shipping rates.
In fiscal 2019, on average, approximately 75% of the total dollar amount of merchandise we purchased was shipped through our distribution network, while the remaining portion was shipped directly to our stores from vendors.
Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Appliances, Flooring, Kitchens & Bath, Lumber & Building Materials, and Millwork accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 6% of total sales in fiscal 2019.

Extended Protection Plans and Repair Services
We offer extended protection plans for various products within the Appliances, Kitchens & Bath, Décor, Millwork, Rough Plumbing & Electrical, Seasonal & Outdoor Living, Tools, and Hardware categories. These protection plans provide customers with product protection that enhances or extends coverage offered by the manufacturer’s warranty and provides additional customer-friendly benefits that go beyond the scope of a manufacturer’s warranty. The protection plans provide in-warranty benefits and out-of-warranty repair services for major appliances, outdoor power equipment, tools, grills, fireplaces, air conditioners, water heaters, and other eligible products through our stores or in the home through the Lowe’s Authorized Service Repair Network. We offer replacement plans for products in most of these categories when priced below $300, or otherwise specified category-specific price points. Our contact center takes customers’ calls, assesses the problems, and facilitates resolutions, making after-sales service easier for our customers by managing the entire process.

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

In-Store
Our 1,792 Lowe’s-branded home improvement stores, inclusive of 1,728 in the U.S. and 64 in Canada, are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  The 185 RONA stores operate under various complementary store formats that address target customers and occasions. Our home improvement stores in the U.S. and Canada offer similar products and services, with certain variations based on local market factors.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with internet access, making information available quickly to further simplify the shopping experience.

Online
Through our websites and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, online product information, customer ratings and reviews, online buying guides and how-to videos and other information.  These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects. We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store, as well as delivery or parcel shipment to their homes.

On-Site
We have on-site specialists available for retail and Pro customers to assist them in selecting products and services for their projects.  Our Pro Sales Managers meet with Pro customers at their place of business or on a job site and leverage nearby stores and our distribution network to ensure we meet customer needs for products and resources.  In addition, our Project Specialist Exteriors (PSE) program is available in a majority of U.S. Lowe’s home improvement stores to discuss exterior projects such as roofing, siding, fencing, and windows, whose characteristics lend themselves to an in-home consultative sales approach.

Contact Centers
Lowe’s operates three contact centers which are located in Wilkesboro, NC; Albuquerque, NM; and Indianapolis, IN. These contact centers help Lowe’s enable an omni-channel customer experience by providing the ability to tender sales, coordinate deliveries, manage after-sale installations, facilitate repair services for Appliances and Outdoor Power Equipment, and answer general customer questions via phone, mail, e-mail, live chat, and social media.

Employees

As of January 31, 2020, we employed approximately 200,000 full-time and 120,000 part-time employees. Certain employees in Canada are subject to collective bargaining agreements.  No other employees are subject to collective bargaining agreements.  Management considers its relations with employees to be good.

Seasonality and Working Capital

The retail business in general is subject to seasonal influences, and our business is, to some extent, seasonal.  Historically, we have realized the highest volume of sales during our second fiscal quarter (May, June, and July) and the lowest volume of sales during our fourth fiscal quarter (November, December, and January).  Accordingly, our working capital requirements have historically been greater during our fourth fiscal quarter as we build inventory in anticipation of the spring selling season and as we experience lower fourth fiscal quarter sales volumes.  We fund our working capital requirements primarily through cash flows generated from operations, but also with short-term borrowings, as needed.  For more detailed information, see the Financial Condition, Liquidity and Capital Resources section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report.

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary and other wholly owned subsidiaries own and maintain various additional registered and unregistered trademarks, trade names and service marks, including but not limited to retail names “RONA” and “Reno Depot”, and private brand product names “Kobalt” and “allen+roth”. These subsidiaries also maintain various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Sustainability

Lowe’s is committed to leveraging our time, talents and resources to make our world better by making our communities stronger and encouraging people to want to connect with us as their partner in home improvement.

Sustainability and environmental matters are overseen by the Sustainability Committee of the Board of Directors. The Sustainability Committee monitors sustainability and environmental related trends and risks. The Company also has a Sustainability Council, led by senior executives focused on efficiently integrating sustainability into day-to-day operations. Our strategy focuses on responsible sourcing, offering safe and eco-friendly products, maintaining a diverse, healthy, engaged, and skilled workforce, supporting our local communities through safe and affordable housing, and operating ethically and responsibly. We have established goals to advance our corporate responsibility efforts, which can be found in our annual corporate responsibility report available at Newsroom.Lowes.com/Responsibility.

In fiscal 2019, Lowe’s was added to the Dow Jones Sustainability North America Index based on environmental, social, and governance practices. We want our customers to feel good about the high-quality products they choose at Lowe’s. Our products undergo a thorough selection process, beginning with our sourcing decisions. We give considerable attention to how our products are created and to the people who make them. Through collaboration and established management systems, we monitor our suppliers’ practices to secure high-quality products from suppliers who support worker rights and protect the environment. In fiscal 2019, we published a human rights policy and a revised conflict minerals policy to hold all suppliers to our rigorous standards. We also include innovative, efficient and eco-certified products in our portfolio that provide health and environmental benefits to meet the needs of an increasing customer demand. We continue to work with local and regional utilities to offer customers assorted rebates for a variety of environmentally efficient products including ENERGY STAR and WaterSense®. As a responsible corporate citizen, Lowe’s takes environmental sustainability and product safety seriously. Lowe’s upholds a wood sourcing policy that provides that all wood products sold in our stores originate from well-managed, non-endangered forests and are seeking to achieve 100 percent Forest Stewardship Council (FSC) certification for all wood products sourced from identified regions at risk by the end of 2020. In fiscal 2019, we conducted a pilot audit for compliance verification to Lowe’s wood sourcing policy and plan to roll out the audit process broadly in 2020. Also, Lowe’s updated our safer chemicals policy, which guides our actions toward offering safer, more eco-friendly alternatives. In addition, Lowe’s stopped the sale of all products containing methylene chloride and N-Methyl-2-Pyrrolidone (NMP) online and from our stores and stopped purchasing residential carpet and rugs containing polyfluoroalkyl substances (PFAS).

We are committed to reducing our climate impact through sustainable practices and conservation. In fiscal 2019, 363 retail locations upgraded to interior light-emitting diode (LED) lighting.  We also replaced 118 stores’ aging HVAC units with high-efficiency models.  Our renewable energy portfolio will expand in the first quarter of 2020 when 100 megawatts of wind energy becomes operational in central Texas. The wind turbines will produce the equivalent amount of energy to power all 144 Lowe’s stores in Texas. We met both of our 2020 climate goals ahead of schedule and developed a more aggressive goal for 2030, to reduce our absolute scope 1 and 2 emissions by 40% below 2016 levels.

We are dedicated to promoting sustainable practices in the transportation industry, and we collaborate with the Environmental Protection Agency’s SmartWay program to reduce transportation emissions by managing and reducing fuel usage by creating incentives for freight contractors to improve efficiency and are proud to be the first retailer to achieve the Environmental Protection Agency’s SmartWay Excellence Award ten years in a row.

Lowe’s participates in the Carbon Disclosure Project’s (CDP) climate, forestry, and water security questionnaires to benchmark and quantify our environmental practices in an effort to be transparent in our progress and assist in the reduction of our contributions to climate change. In fiscal 2019, Lowe’s externally verified its greenhouse gas emissions data to validate our findings and increase confidence in our reporting. At a local level, store waste, including cardboard, broken appliances, wood pallets, and more, are recycled through national and regional partners, and we provide in-store recycling centers for our customers to bring in plastic planter pots, compact fluorescent lamp bulbs, plastic bags, and rechargeable batteries.

For more information about Lowe’s sustainability efforts, please visit Newsroom.Lowes.com/Responsibility.

Investing in Our Communities

Lowe’s believes in giving back to the neighborhoods where its associates live and work. Through charitable contributions, associate volunteerism and nonprofit partnerships, Lowe's has invested in communities since its inception.

As a Fortune® 50 home improvement company, Lowe’s is committed to creating safe and affordable housing and helping develop the next generation of skilled trade experts. Lowe’s and the Lowe’s Foundation donated more than $42 million in 2019 to nonprofit organizations supporting local communities in these areas, as well as military and disaster response.

This year, Lowe’s worked with organizations like Habitat for Humanity International, Rebuilding Together, Sleep In Heavenly Peace, Purple Heart Homes and Operation Finally Home to identify and address critical housing needs nationwide as part of its safe and affordable housing initiatives. By partnering with AMVETS, USO, National Urban League and SkillsUSA, Lowe's is working to address the skilled trades education gap through education, job creation, and community investments.

Lowe's support for communities impacted by disaster goes far beyond clean-up and recovery supplies. Lowe's partners with the American Red Cross, Reach Out WorldWide, Operation BBQ Relief, Federal Alliance for Safe Homes (FLASH) and others to not only respond to immediate needs, but to support impacted areas with rebuilding efforts in the months and years to come. In 2019, Lowe’s contributed more than $2 million to disaster relief and mobilized employee volunteers to help communities recovering from natural disasters like Hurricane Dorian, Texas flooding, California wildfires, and tornadoes across the southeast.

Lowe's is also passionate about serving its communities and encourages associates to support the neighborhoods where they live and work. Through the Lowe’s Heroes program, funds are allocated to each U.S. and Canadian store for a project in its community that associates can complete together. In 2019, all Lowe’s stores were able to give back to their communities due to this funding.

In addition, associates at company headquarters participated in on-campus community projects during the year, including assembling disaster cleanup buckets to be deployed to impacted areas after natural disasters and building beds that were donated to Sleep in Heavenly Peace, a nonprofit partner with a goal to end child bedlessness across the United States.

Lowe's is also dedicated to helping each other in times of need. Our Lowe’s Employee Relief Fund, made possible through associate donations and company matching, supports associates in times of significant, unforeseen financial hardship. In 2019, Lowe’s distributed over $2 million, helping 2,151 associates in need.

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

Item 1A - Risk Factors

We describe below certain risks that could adversely affect our results of operations, financial condition, business reputation or business prospects.  These risk factors may change from time to time and may be amended, supplemented or superseded by updates to the risk factors contained in our future periodic reports on Form 10-K, Form 10-Q and reports on other forms we file with the SEC.  All forward-looking statements about our future results of operations or other matters made by us in this Annual Report, in our Annual Report to Lowe’s Shareholders and in our subsequently filed reports to the SEC, as well as in our press releases and other public communications, are qualified by the risks described below.

You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this Annual Report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC.

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
Our interactions with customers have evolved into an omni-channel experience as they increasingly are using computers, tablets, mobile phones and other electronic devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omni-channel retail is quickly evolving, and we must anticipate and meet our customers’ expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed and provide a consistent customer experience. The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics will require us to deliver large, complex programs requiring integrated planning, initiative prioritization and program sequencing. These initiatives will require new competencies in many positions, and our management, employees and contractors will have to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, to support our strategic initiatives and the related technology investments needed to implement our strategic investments, we must attract and retain a large number of skilled professionals, including technology professionals. The market for these professionals is increasingly competitive. Our results of operations, financial condition or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors or if we are unable to attract, retain and manage the talent succession of additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retail environment.

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect customer, employee, vendor or Company information or to comply with evolving regulations relating to our obligation to protect our systems, assets and such information.
Cyber-attacks and tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile security breaches leading to unauthorized release of sensitive customer information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods.  As with many other retailers, we collect, process, transmit and store certain personal information about our customers, employees and vendors, as well as confidential, sensitive, proprietary and business, personal and payment card information. Additionally, we use third-party service providers for certain services, such as authentication, content delivery, back-office support and other functions, and we provide such third-party service providers with personal and other confidential information necessary for the services concerned. Despite our continued vigilance and investment in information security, we, like others in our industry, are subject to the risk that unauthorized parties will attempt to gain access to our systems or our information through fraud or other means of deceiving our associates, third party providers, or vendors, and we or our third-party service providers cannot guarantee that we or they are able to adequately anticipate or prevent a future breach in our or their systems that results in the unauthorized access to, destruction, misuse or release of personal information or other sensitive data. It can be difficult to preempt or detect ever-evolving forms of cyber-attacks. If a ransomware attack occurs, it is possible that we could be prevented from accessing our own data. Our information security or our service providers’ information security may also be compromised because of human errors, including by employees, or system errors. Our systems and our service providers’ systems are additionally vulnerable to a number of other causes, such as critical infrastructure outages, computer viruses, technology system failures, catastrophic events or cyber-attacks, including the use of malicious codes, worms, phishing and ransomware. In the event that our systems are breached or damaged for any reason, we may also suffer loss or unavailability of data and interruptions to our business operations while such breach or damage is being remedied. Should these events occur, the unauthorized disclosure, loss or unavailability of data and disruption to our business may have a material adverse effect on our reputation, drive existing and potential customers away and lead to financial losses from remedial actions, or potential liability, including possible litigation and punitive damages.  A security breach resulting in the unauthorized release of data from our information systems or our third-party service providers’ information systems could also materially increase the costs we already incur to protect against such risks and require dedication of substantial resources to manage the aftermath of such a breach.  Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex.

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

We could be adversely affected by the failure to adequately protect and maintain our intellectual property rights or by claims of third parties that we infringe their intellectual property rights.
Our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets and other intellectual property rights are valuable assets of our business. We rely on a combination of trademark law, patent law, copyright law, trade secret protections and contractual arrangements, such as nondisclosure and confidentiality agreements, to protect our proprietary rights. Maintenance and, when necessary, enforcement of our intellectual property rights require expenditure of financial and managerial resources, and despite our efforts, we may not always be able to effectively protect all such rights. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own.

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
We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, gift cards, consumer invoicing and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

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
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and our brand image.  If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation, as well as government enforcement action, and result in costly product recalls and other liabilities. As a result, Lowe’s reputation as a retailer of high-quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty.

Our business could be affected by uncharacteristic or significant weather conditions, including natural disasters, could impact our operations.
Natural disasters, such as hurricanes and tropical storms, fires, floods, tornadoes, and earthquakes; unseasonable, or unexpected or extreme weather conditions; or similar disruptions and catastrophic events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. These types of events can also adversely affect our work force and prevent associates and customers from reaching our stores and other facilities. They can also disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders and to communicate with our stores. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

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
We source, stock and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. We source a large number of our products from foreign manufacturers, with China being the dominant import source. The current United States administration has enacted, and signaled the possibility of additional, changes in certain tax and trade policies, tariffs and other regulations affecting trade between the United States and other countries, such as the imposition of additional tariffs or duties on imported products and the exit or renegotiation of certain trade agreements and the rules of the World Trade Organization. While it is not possible to predict the long term impacts such changes may have, because we source a large percentage of our merchandise from outside the United States, future changes in tax or trade policies, tariffs or trade relations could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States trade policy and regulations. The degree of our exposure is dependent on, among other things, the type of goods, rates imposed, and timing of tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential costs increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.

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

Operating internationally presents unique challenges, including some that have required us to adapt our store operations, merchandising, marketing and distribution functions to serve customers in Canada. Our business and results of operations could be negatively affected if we are unable to effectively address these challenges.
We operate stores in Canada. Expanding and operating internationally presents unique challenges that may increase the anticipated costs and risks of operation and expansion and slow the anticipated rate of expansion. Our future operating results in Canada or in other countries or regions in which we may operate in the future could be negatively affected by a variety of factors, including unfavorable political or economic factors, adverse tax consequences, volatility in foreign currency exchange rates, increased difficulty in enforcing intellectual property rights, costs and difficulties of managing international operations, challenges with identifying and contracting with local suppliers and other risks created as a result of differences in culture, laws and regulations. These factors could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our results of operations and financial position. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

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
Many U.S. and global economic factors may adversely affect our financial performance.  These include, but are not limited to, periods of slow economic growth or recession, decreasing housing turnover or home price appreciation, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, high rates of unemployment, consumer debt levels, outbreak of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters and acts of both domestic and international terrorism. Sales of many of our product categories and services are driven by the activity level of home improvement projects. Adverse development in these factors could result in a decrease in home improvement activity which could reduce demand for our products and services.

In addition, although we are monitoring the effects of a widespread outbreak of a contagious respiratory illness caused by a novel coronavirus first identified in Wuhan, China (COVID-19), we cannot predict whether, for how long, or the extent to which the outbreak may disrupt our supply chain, operations, sales, and/or product shipments and home installations. A prolonged outbreak could negatively impact our vendors and customers, cause interruptions to our operations, including the reduction of store operating hours, temporary store closures and reduced store traffic, and adversely affect our results of operations. More generally, a widespread health crisis could adversely affect the U.S. economy, resulting in an economic downturn that could decrease consumer confidence and affect demand for our products and therefore impact our results, including our business and financial outlook for fiscal 2020. Any adverse impact on our results of operations, business or financial outlook could be material.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At January 31, 2020, our properties consisted of 1,977 stores in the U.S. and Canada with a total of approximately 208 million square feet of selling space.  Of the total stores operating at January 31, 2020, approximately 84% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

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

As previously reported, in May 2019, the Company received a letter from the California South Coast Air Quality Management District (“SCAQMD”) regarding allegations that the Company sold denatured alcohol since 2015 in a manner that is not compliant with applicable rules. The Company has settled the matter with SCAQMD, and the outcome did not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

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

Name	Age	Title
Marvin R. Ellison	55
President and Chief Executive Officer since July 2018; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc. (a department store retailer), 2016 - May 2018; Chief Executive Officer, J.C. Penney Company, Inc., 2015 - 2016; President, J.C. Penney Company, Inc., 2014 - 2015; Executive Vice President - U.S. Stores, The Home Depot, Inc. (a home improvement retailer) 2008 - 2014.

William P. Boltz	57
Executive Vice President, Merchandising since August 2018; President and CEO, Chervon North America (a global power tool supplier), 2015-2018; President and owner of The Boltz Group, LLC (a retail consulting firm), 2013 - 2015; Senior Vice President, Merchandising, The Home Depot, Inc. (a home improvement retailer), 2006 - 2012.

David M. Denton	54
Executive Vice President and Chief Financial Officer since November 2018; Executive Vice President and Chief Financial Officer, CVS Health Corporation (a pharmacy innovation company), 2010 – November 2018.

Donald E. Frieson	61
Executive Vice President, Supply Chain since August 2018; Executive Vice President, Operations, Sam’s Club (a general merchandise retailer), 2014 - 2017; Senior Vice President, Replenishment, Planning and Real Estate, Sam’s Club, 2012 - 2014.

Seemantini Godbole	50
Executive Vice President, Chief Information Officer since November 2018; Senior Vice President, Technology and Digital, Target Corporation (a department store retailer), January 2017 – November 2018; Vice President, Technology and Digital, Target Corporation, 2013 – December 2016.

Ross W. McCanless	62
Executive Vice President, General Counsel and Corporate Secretary since 2017; Chief Legal Officer, Secretary and Chief Compliance Officer, 2016 - 2017; General Counsel, Secretary and Chief Compliance Officer, 2015 - 2016; Chief Legal Officer, Extended Stay America, Inc. (a hotel operating company) and ESH Hospitality, Inc. (a hotel real estate investment company), 2013 - 2014.

Joseph M. McFarland III	50
Executive Vice President, Stores since August 2018; Executive Vice President and Chief Customer Officer, J.C. Penney Company, Inc. (a department store retailer), March 2018 – August 2018; Executive Vice President, Stores, J.C. Penney Company, Inc., 2016 – March 2018; Divisional President, The Home Depot, Inc. (a home improvement retailer), 2007 – 2015.

Marisa F. Thalberg	50
Executive Vice President, Chief Brand and Marketing Officer since February 2020; Global Chief Brand Officer, Taco Bell Corporation (a fast-food company), January 2018 - February 2020; Chief Marketing Officer, Taco Bell Corporation, January 2016 - January 2018; Chief Brand Engagement Officer, Taco Bell Corporation, May 2015 - January 2016; Vice President, Corporate Digital and Content Marketing Worldwide, The Estee Lauder Companies (a beauty products company), 2007 - May 2015.

Jennifer L. Weber	53
Executive Vice President, Chief Human Resources Officer since 2016; Executive Vice President, External Affairs and Strategic Policy, Duke Energy Corporation (an electric power company), 2014 – 2016. Executive Vice President and Chief Human Resources Officer, Duke Energy Corporation, 2011 - 2014.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 20, 2020, there were 22,129 holders of record of Lowe’s common stock.

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on January 30, 2015 in the Company’s common stock and each of the indices.

	1/30/2015	1/29/2016	2/3/2017	2/2/2018	2/1/2019	1/31/2020
Lowe’s	$100.00	$107.38	$111.78	$157.69	$153.89	$187.74
S&P 500	100.00	99.33	120.26	147.48	147.40	179.17
S&P Retail Index	$100.00	$115.56	$134.42	$189.60	$203.54	$243.26

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2019:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
November 2, 2019 – November 29, 2019	1,639,183	$115.11	1,639,183	$10,138,558,200
November 30, 2019 – January 3, 2020	2,545,679	118.34	2,545,047	9,837,384,381
January 4, 2020 – January 31, 2020	1,493,160	120.62	1,492,237	9,657,384,423
As of January 31, 2020	5,678,022	$118.01	5,676,467	$9,657,384,423

[1]
The total number of shares purchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]
On December 12, 2018, the Company announced that its Board of Directors authorized an additional $10.0 billion of share repurchases, in addition to the $5.0 billion of share repurchases authorized by the Board of Directors in January 2018, with no expiration.

Item 6 - Selected Financial Data

Selected Statement of Earnings Data (In millions, except per share data)	2019	2018[1]	2017	2016[2,3]	2015
Net sales	$72,148	$71,309	$68,619	$65,017	$59,074
Gross margin	22,943	22,908	22,434	21,674	19,933
Operating income	6,314	4,018	6,586	5,846	4,971
Net earnings	4,281	2,314	3,447	3,093	2,546
Basic earnings per common share	5.49	2.84	4.09	3.48	2.73
Diluted earnings per common share	5.49	2.84	4.09	3.47	2.73
Dividends per share	$2.13	$1.85	$1.58	$1.33	$1.07
Selected Balance Sheet Data
Total assets[4]	$39,471	$34,508	$35,291	$34,408	$31,266
Long-term debt, excluding current maturities	$16,768	$14,391	$15,564	$14,394	$11,545

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

[2]	Fiscal 2016 contained 53 weeks, while all other years contained 52 weeks.

[3]	Fiscal 2016 includes the acquisition of RONA inc.

[4]
Effective February 2, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all related amendments, using the optional transition approach to not restate comparative periods and recognized the cumulative impact of adoption in the opening balance of retained earnings. Therefore, results for reporting periods beginning after February 1, 2019 are presented under ASU 2016-02, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended January 31, 2020 (our fiscal years 2019, 2018 and 2017).   Unless otherwise noted, all references herein for the years 2019, 2018 and 2017 represent the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for fiscal 2019 increased 1.2% over fiscal year 2018 to $72.1 billion. The increase in total sales was driven by an increase in comparable sales, offset by a decrease in sales due to closed stores and the exit of the Mexico and Orchard Supply Hardware (Orchard) businesses. Comparable sales increased 2.6% over fiscal year 2018, driven by a comparable average ticket increase of 2.1% and an increase in comparable transactions of 0.5%. Net earnings for fiscal 2019 increased 85.0% to $4.3 billion. Diluted earnings per common share increased 93.1% in fiscal year 2019 to $5.49 from $2.84 in 2018. As further discussed below, during fiscal year 2019, we completed a strategic review of the Canadian operations and finalized the closure of the Mexico business, resulting in net pre-tax operating costs and charges of $265 million, which decreased diluted earnings per share by $0.25. Adjusting 2019 and 2018 amounts for certain significant discrete items not contemplated in the business outlooks for those respective years, adjusted diluted earnings per common share increased 12.3% in fiscal year 2019 to $5.74 from $5.11 in 2018 (see the non-GAAP financial measures discussion).

For 2019, cash flows from operating activities were approximately $4.3 billion, with $1.5 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased 41.0 million shares of stock through the share repurchase program for $4.3 billion and paid $1.6 billion in dividends during the year.

During the prior year, we announced our intention to exit our Mexico retail operations and our plan to sell the operating business. However, during the first quarter of 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business. This resulted in an $82 million tax benefit in the first quarter. This benefit was partially offset by $35 million of pretax operating costs during the year associated with the exit and ongoing wind-down of the business.

In the third quarter of 2019, we commenced a strategic review of the Canadian operations to improve execution and deliver long-term improved profitability in Canada. As a result, during the fourth quarter, we completed the closure of 28 under-performing stores with the remaining six planned closures to be completed in early fiscal 2020. In addition, Canadian operations started a SKU rationalization project to present a more coordinated assortment of product to the customer across banners and began the reorganization of the corporate structure to more efficiently serve stores. Total pretax operating costs and charges associated with the strategic review of the Canadian operations were $230 million for fiscal year 2019.

During the year, we made significant progress transforming our Company through our four key focus areas: driving merchandising excellence; transforming our supply chain; delivering operational efficiency; and intensifying customer engagement. Our Merchandise Service Teams (MST) have improved our merchandising reset execution and day-to-day bay and end-cap maintenance at the store level to deliver a better shopping experience to our customers. We made improvements to our store environment, optimizing our layout on the critically important seasonal pad at the front of our stores. We also opened two new bulk distribution centers, relocated a third bulk distribution center, and opened four new cross-dock delivery terminals. In 2019, we focused on improving our customer service and investing in our in-stock position, driving efficiency in our store operations and advancing our Pro service model. We rolled out a customer centric scheduling system that allows us to provide better department coverage and customer service, while ensuring that we are using our payroll efficiently. We have also added scheduling effectiveness tools that measure schedule efficiency and deployed new mobile devices to our store associates with applications to help make our associates more efficient and ultimately allowed them to spend more time interacting with customers. In 2019, our Pro strategy was primarily focused on improving retail fundamentals such as job lot quantities, improved service levels, dedicated loaders, Pro department supervisors and consistent volume pricing. In addition, during the fourth quarter, we added dedicated point of sale terminals at our Pro desk to allow for more convenient, faster service.

In 2019, we made significant progress in transforming our company. Although we are only one year into a multi-year transformation, we believe that we are on the right path to capitalize on demand in the home improvement market, and our planned improvements to the Lowes.com platform will allow these four strategic areas of focus to create a true omni-channel ecosystem for Lowe’s so we can efficiently serve our customers any way they choose to shop.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	100.00%	100.00%	N/A	1.2%
Gross margin	31.80	32.12	(32)	0.2
Expenses:
Selling, general and administrative	21.30	24.41	(311)	(11.7)
Depreciation and amortization	1.75	2.07	(32)	(14.5)
Operating income	8.75	5.64	311	57.1
Interest - net	0.96	0.88	8	10.6
Pre-tax earnings	7.79	4.76	303	65.7
Income tax provision	1.86	1.52	34	24.3
Net earnings	5.93%	3.24%	269	85.0%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	100.00%	100.00%	N/A	3.9%
Gross margin	32.12	32.69	(57)	2.1
Expenses:
Selling, general and administrative	24.41	21.04	337	20.6
Depreciation and amortization	2.07	2.05	2	5.2
Operating income	5.64	9.60	(396)	(39.0)
Interest - net	0.88	0.92	(4)	(1.3)
Loss on extinguishment of debt	—	0.68	(68)	(100.0)
Pre-tax earnings	4.76	8.00	(324)	(38.2)
Income tax provision	1.52	2.98	(146)	(47.1)
Net earnings	3.24%	5.02%	(178)	(32.9)%

Other Metrics	2019	2018	2017
Comparable sales increase [1]	2.6%	2.4%	4.0%
Total customer transactions (in millions)	921	941	953
Average ticket [2]	$78.36	$75.79	$72.00
At end of year:
Number of stores	1,977	2,015	2,152
Sales floor square feet (in millions)	208	209	215
Average store size selling square feet (in thousands) [3]	105	104	100
Return on average assets [4]	10.8%	6.4%	9.5%
Return on average shareholders’ equity [5]	153.4%	43.8%	59.2%
Net earnings to average debt and equity [6]	17.2%	9.0%	13.0%
Return on invested capital [6]	19.9%	11.2%	16.0%

[1]
A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to exit is no longer considered comparable as of the beginning of the month in which we announce its exit. Acquired locations are included in the comparable sales calculation beginning in the first full month following the first anniversary of the date of the acquisition. Comparable sales include online sales, which positively impacted fiscal 2019, fiscal 2018 and fiscal 2017 by approximately 25 basis points, 80 basis points and 120 basis points, respectively.

[2]	Average ticket is defined as net sales divided by the total number of customer transactions.

[3]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.

[4]	Return on average assets is defined as net earnings divided by average total assets for the last five quarters.

[5]	Return on average shareholders’ equity is defined as net earnings divided by average shareholders’ equity for the last five quarters.

[6]
Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and equity is the most comparable GAAP ratio. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Return on Invested Capital

Return on Invested Capital (ROIC) is calculated using a non-GAAP financial measure. We believe ROIC is a meaningful metric for investors because it represents management’s measure of how effectively the Company is using capital to generate profits. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC.  Accordingly, the method used by our management may differ from the methods used by other companies.  We encourage you to understand the methods used by another company to calculate its ROIC before comparing to ours.

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

(In millions, except percentage data)	2019	2018	2017
Calculation of Return on Invested Capital
Numerator
Net earnings	$4,281	$2,314	$3,447
Plus:
Interest expense - net	691	624	633
Operating lease interest	195	206	209
Loss on extinguishment of debt	—	—	464
Provision for income taxes	1,342	1,080	2,042
Lease adjusted net operating profit	6,509	4,224	6,795
Less:
Income tax adjustment [1]	1,554	1,344	2,528
Lease adjusted net operating profit after tax	$4,955	$2,880	$4,267

Denominator
Average debt and equity [2]	$24,950	$25,713	$26,610
Net earnings to average debt and equity	17.2%	9.0%	13.0%
Return on invested capital	19.9%	11.2%	16.0%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 23.9%, 31.8%, and 37.2% for 2019, 2018, and 2017, respectively.

[2]
Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items not contemplated in the Company’s business outlooks for 2019 and 2018. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

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

Fiscal 2019 Impacts
For fiscal 2019, the Company has recognized financial impacts from the following discrete items, not contemplated in the Company’s Business Outlook for 2019:

•
Prior to the beginning of fiscal 2019, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of fiscal 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business. That decision resulted in an $82 million tax benefit in the first quarter, which was partially offset by $12 million of pre-tax operating costs associated with the exit and ongoing wind-down of the Mexico retail operations. During the second quarter of fiscal 2019, the Company recognized additional pre-tax operating losses of $14 million. For the third quarter, the pre-tax operating losses for the Mexico retail operations were insignificant. For the fourth quarter, the Company recognized additional pre-tax operating losses of $9 million. Total pre-tax operating costs and charges for fiscal year 2019 were $35 million (Mexico adjustments), and;

•
During the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and as a result, recognized pre-tax charges of $53 million associated with long-lived asset impairment. During the fourth quarter, the Company made the decision to close 34 under-performing stores and take additional actions to improve future performance and profitability of its Canadian operations. As a result of these actions, in the fourth quarter of fiscal 2019, the Company recognized pre-tax operating costs and charges of $176 million, consisting of inventory liquidation, accelerated depreciation and amortization, severance, and other costs, as well as a net $26 million impact to income tax expense related to income tax valuation allowance. Total pre-tax operating costs and charges for fiscal year 2019 were $230 million (2019 Canada restructuring).

Fiscal 2018 Impacts
During fiscal 2018, the Company recognized financial impacts from the following discrete items, not contemplated in the Company's Business Outlook for 2018:

•	During the fourth quarter of fiscal 2018, the Company recorded $952 million of goodwill impairment associated with its Canadian operations (Canadian goodwill impairment);

•
On August 17, 2018, the Company committed to exit its Orchard Supply Hardware operations. As a result, the Company recognized pre-tax charges of $230 million during the second quarter of fiscal 2018 associated with long lived asset impairment and discontinued projects. During the third quarter of fiscal 2018, the Company recognized pre-tax charges of $123 million associated with accelerated depreciation and amortization, severance and lease obligations. During the fourth quarter of fiscal 2018, the Company recognized additional pre-tax charges of $208 million primarily related to lease obligations. Total pre-tax charges for fiscal year 2018 were $561 million (Orchard Supply Hardware charges);

•
On October 31, 2018, the Company committed to close 20 under-performing stores across the U.S. and 31 locations in Canada, including 27 under-performing stores. As a result, the Company recognized pre-tax charges of $121 million during the third quarter of fiscal 2018 associated with long-lived asset impairment and severance obligations. During the fourth quarter of fiscal 2018, the company recognized additional pre-tax charges of $150 million, primarily associated with severance and lease obligation costs, as well as accelerated depreciation. Total pre-tax charges for fiscal year 2018 were $271 million (U.S. and Canada closing charges);

•
As previously discussed above, on November 20, 2018, the Company announced its plans to exit retail operations in Mexico and was exploring strategic alternatives. During the third quarter, $22 million of long-lived asset impairment was recognized on certain assets in Mexico as a result of the strategic evaluation. During the fourth quarter, an additional $222 million of impairment was recognized. Total pre-tax charges for fiscal year 2018 were $244 million (Mexico impairment charges);

•
During the third quarter of fiscal 2018, the Company identified certain non-core activities within its U.S. home improvement business to exit, including Alacrity Renovation Services and Iris Smart Home. As a result, during the third quarter of 2018, the Company recognized pre-tax charges of $14 million associated with long-lived asset impairment and inventory write-down. During the fourth quarter of fiscal 2018, the Company recognized additional pre-tax charges of $32 million. Total pre-tax charges for fiscal year 2018 were $46 million (Non-core activities charges), and;

•
During the fourth quarter of fiscal 2018, the Company recorded a pre-tax charge of $13 million, associated with severance costs due to the elimination of the Project Specialists Interiors position (Project Specialists Interiors charge).

	2019			2018
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$5.49			$2.84
Non-GAAP Adjustments - per share impacts
2019 Canada restructuring	0.29	0.02	0.31	—	—	—
Mexico adjustments	0.05	(0.11)	(0.06)	—	—	—
Canadian goodwill impairment	—	—	—	1.17	(0.03)	1.14
Orchard Supply Hardware charges	—	—	—	0.68	(0.17)	0.51
U.S. & Canada charges	—	—	—	0.33	(0.08)	0.25
Mexico impairment charges	—	—	—	0.30	0.01	0.31
Non-core activities charges	—	—	—	0.06	(0.02)	0.04
Project Specialists Interiors charge	—	—	—	0.02	—	0.02
Adjusted diluted earnings per share			$5.74			$5.11

Fiscal 2019 Compared to Fiscal 2018

Net Sales – Net sales increased 1.2% to $72.1 billion in 2019. The increase in total sales was driven primarily by 2.6% comparable sales growth and new stores (+0.2%), offset by the impact from closed stores and exit of the Mexico & Orchard operations (-1.6%). The comparable sales increase of 2.6% in 2019 was driven primarily by a 2.1% increase in comparable average ticket and a 0.5% increase in comparable customer transactions. Comparable sales increases during each quarter of the fiscal year, as reported, were 3.5% in the first quarter, 2.3% in the second quarter, 2.2% in the third quarter, and 2.5% in the fourth quarter.

During 2019, we experienced comparable sales increases in ten of 13 product categories. We experienced mid single-digit negative comparable sales in Lighting and Kitchens & Bath, primarily due to the exit of the Project Specialist Interiors (PSI) business in 2018. Lighting also experienced decreased volume of sales due to price increases to offset tariff pressure. Comparable sales increases were above the company average in Lawn & Garden, Décor, Tools, Paint, Appliances, Millwork, Seasonal & Outdoor Living, Hardware, Rough Plumbing & Electrical, and Lumber & Building Materials. Favorable weather driven demand was a key comparable sales driver for Lawn & Garden, Seasonal & Outdoor Living, Hardware, and Paint. Décor comparable sales were driven by strong performance in Blinds & Shades, promotional activity, and improved inventory position. Strong refrigerator and laundry performance during major holiday promotion events in Appliances drove strong comparable sales during the year. Tools benefited from the CRAFTSMAN® reset in the prior year, as well as strong performance during promotional events during the year. Geographically, all 15 U.S. regions experienced positive comparable sales with the strongest results in the West and South.

During the fourth quarter of 2019, we experienced comparable sales increases in nine of 13 product categories. Comparable sales increases were above the company average in Décor, Lawn & Garden, Paint, Millwork, Lumber & Building Materials, Tools, Hardware, and Appliances. Strength in Décor was driven primarily by the Winter Reorganization promotional event, particularly in-home organization products. Unseasonably warm weather drove strong comparable sales in Lawn & Garden, Paint, and Lumber & Building Materials. We experienced low single-digit negative comparable sales in Seasonal & Outdoor Living, Kitchens & Bath, and Lighting due primarily to the exit of the PSI business in the prior year. Seasonal & Outdoor Living experienced softness in Seasonal and Outdoor Heat due to warmer than expected weather. Geographically, 14 of 15 U.S. regions experienced increases in fourth quarter comparable sales.

Gross Margin – Gross margin as a percentage of sales for 2019 decreased 32 basis points compared to 2018. Gross margin was negatively impacted by approximately 35 basis points due to tariff pressure, 20 basis points from supply chain costs associated with new facilities, transportation and customer deliveries, and 10 basis points associated with increased inventory shrink. This was partially offset by a gross margin increase of approximately 40 basis points due to our prior year inventory rationalization efforts to eliminate less productive SKUs and reduce clutter in our stores.

During the fourth quarter of 2019, gross margin decreased 22 basis points as a percentage of sales. Gross margin was negatively impacted by approximately 80 basis points from the impact of store closures and inventory liquidation associated with the Canadian restructuring, 25 basis points from supply chain costs associated with new facilities, transportation and customer deliveries, and 25 basis points associated with increased inventory shrink. This was partially offset by 105 basis points due to the use of rate mitigation strategies.

SG&A – SG&A expense for 2019 leveraged 311 basis points as a percentage of sales compared to 2018. This was primarily driven by 265 basis points of leverage due to prior year goodwill and long-lived asset impairments and discontinued projects associated with the Company’s prior year strategic reassessment of Orchard, USHI, Canada, and Mexico locations. There was an additional 45 basis points of leverage in salaries expenses, and 15 basis points of leverage in advertising due to improved advertising efficiency. These were partially offset by 10 basis points of deleverage associated with current year long-lived asset impairment, severance and other costs associated with the Company’s strategic review of the Canadian operations.

For the fourth quarter of 2019, SG&A expense leveraged 959 basis points as a percentage of sales compared to the fourth quarter of 2018. This was primarily driven by 960 basis points of leverage due to prior year goodwill and long-lived asset impairments and discontinued projects associated with the Company’s prior year strategic reassessment of Orchard, USHI, Canada, and Mexico locations, as well as 20 basis points of leverage in salaries expenses. These were partially offset by 20 basis points of deleverage associated with the current year long-lived asset impairment, severance and other costs associated with the Company’s strategic review of the Canadian operations.

Depreciation and Amortization – Depreciation and amortization expense leveraged 32 basis points for 2019 as a percentage of sales compared to 2018, primarily due to store closures in the prior year and assets becoming fully depreciated. Property, less accumulated depreciation, increased to $18.7 billion at January 31, 2020, compared to $18.4 billion at February 1, 2019.  As of January 31, 2020 and February 1, 2019, we owned 84% and 83% of our stores, respectively, which included stores on leased land.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2019	2018
Interest expense, net of amount capitalized	$706	$642
Amortization of original issue discount and loan costs	12	10
Interest income	(27)	(28)
Interest - net	$691	$624

Net interest expense in 2019 deleveraged 8 basis points primarily as a result of interest expense related to the issuance of $3.0 billion unsecured notes in April 2019 and a $1.0 billion term loan issued in January 2020, partially offset by a decrease in expense associated with the adoption of ASU 2016-02, Leases (Topic 842), in the first quarter of 2019.

Income Tax Provision - Our effective income tax rate was 23.9% in 2019 compared to 31.8% in 2018. For 2019, the rate was favorably impacted by the tax benefit associated with the Company’s decision to sell the assets of the Mexico business, which was offset by a valuation allowance established for the Company’s RONA operations. For 2018, the favorable impact of tax reform was offset by the majority of the Canadian goodwill impairment not being deductible for tax purposes, as well as negative tax impacts associated with the initial decision to exit Mexico.

Our effective income tax rate for the fourth quarter of 2019 was negatively impacted by the valuation allowances established for the Company’s RONA operations. The fourth quarter of 2018 was negatively impacted by the non-deductibility of a majority of the goodwill impairment charge related to our Canadian business, as well as the negative tax consequences of exiting our retail operations in Mexico.

Fiscal 2018 Compared to Fiscal 2017

For a comparison of our results of operations for the fiscal years ended February 1, 2019 and February 2, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2019, filed with the SEC on April 2, 2019.

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

Cash Flows Provided by Operating Activities

(In millions)	2019	2018	2017
Net cash provided by operating activities	$4,296	$6,193	$5,065

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the year ended January 31, 2020, versus the year ended February 1, 2019, was due primarily to changes in working capital, driven by accounts payable and inventory, which decreased operating cash flow for fiscal 2019 by approximately $1.2 billion, compared to an increase of approximately $430 million for fiscal 2018. In fiscal year 2019, inventory increased at the same time that accounts payable decreased. The increase in inventory was driven by strategic investments in the first half of fiscal 2019, including earlier seasonal purchases, resets, and increased job lot quantities, to increase sales. The decrease in accounts payable is due to timing of payments, partially related to the inventory build in late fiscal 2018. In fiscal 2018, the increase in accounts payable exceeded the increase in inventory driven by inventory rationalization efforts during the second half of fiscal 2018, and an acceleration of spring purchases in the fourth quarter of fiscal 2018.

The increase in net cash provided by operating activities for the year ended February 1, 2019, versus the year ended February 2, 2018, was due primarily to changes in working capital, driven by accounts payable and inventory, which increased operating cash flow for 2018 by approximately $430 million, compared to a decrease of approximately $883 million for 2017. In fiscal 2018, the increase in accounts payable exceeded the increase in inventory driven by inventory rationalization efforts during the second half of fiscal 2018, and an acceleration of spring purchases in the fourth quarter of fiscal 2018.

Cash Flows Used in Investing Activities

(In millions)	2019	2018	2017
Net cash used in investing activities	$(1,369)	$(1,080)	$(1,441)

Net cash used in investing activities primarily consist of transactions related to capital expenditures and business acquisitions.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. Capital expenditures were $1.5 billion in 2019, $1.2 billion in 2018, and $1.1 billion in 2017. The following table provides the allocation of capital expenditures for 2019, 2018, and 2017:

	2019	2018	2017
Existing store investments ¹	80%	60%	50%
Strategic initiatives ²	10%	20%	10%
New stores, new corporate facilities and international [3]	10%	20%	40%
Total capital expenditures	100%	100%	100%

[1]	Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.

[2]	Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance.

[3]
Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects and new corporate facilities projects, as well as expenditures related to our international operations.

Our 2020 capital expenditures forecast is approximately $1.6 billion. The following table provides the allocation of our fiscal 2020 capital expenditures forecast:

2020
Existing store investments	70%
Strategic initiatives	15%
New stores, new corporate facilities and international	15%

Cash Flows Used in Financing Activities

(In millions)	2019	2018	2017
Net cash used in financing activities	$(2,735)	$(5,124)	$(3,607)

Net cash used in financing activities primarily consist of transactions related to our commercial paper, debt, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

(In millions)	2019	2018	2017
Net proceeds from issuance of short-term debt	$1,000	$—	$—
Net change in commercial paper	$220	$(415)	$625

In January 2020, the Company entered into a $1 billion unsecured 364-day term loan facility (the “Term Loan”). The Company must repay the aggregate principal amount of loans outstanding under the Term Loan on the maturity date in effect at such time (currently December 31, 2020). Outstanding borrowings under the Term Loan were $1.0 billion, with a weighted average interest rate of 2.29%, as of January 31, 2020.

In addition, we have a $1.98 billion five year unsecured revolving second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) with a syndicate of banks. The Second Amended and Restated Credit Agreement, which amended and restated the Company’s amended and restated credit agreement, dated November 23, 2016, has a maturity date of September 2023. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $270 million.

In September 2019, the Company entered into a $250 million unsecured 364-day credit agreement (the 2019 Credit Agreement) with a syndicate of banks. The Company must repay the aggregate principal amount of loans outstanding under the 2019 Credit Agreement on the termination date in effect at such time (currently September 8, 2020). The Company may elect to convert all of the loans outstanding under the 2019 Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date.

In September 2018, the Company entered into a $250 million unsecured 364-day credit agreement (the 2018 Credit Agreement) with a syndicate of banks.

The Second Amended and Restated Credit Agreement and the 2019 and 2018 Credit Agreements (collectively, the Credit Agreements) support our commercial paper program. The amount available to be drawn under the Second Amended and Restated Credit Agreement and the Credit Agreements is reduced by the amount of borrowings under our commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $941 million, with a weighted average interest rate of 2.10% as of January 31, 2020, and $722 million, with a weighted average interest rate of 2.81% as of February 1, 2019. There was $1.0 billion in outstanding borrowings under the Term Loan and no borrowings outstanding under the Second Amended and Restated Credit Agreement or the 2019 Credit Agreement as of January 31, 2020. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement or the 2018 Credit Agreement as of February 1, 2019. Our commercial paper program, along with cash flows generated from operations, is typically utilized during our fourth fiscal quarter to build inventory in anticipation of the spring selling season. The following table includes additional information related to our borrowings under our commercial paper program for 2019, 2018, and 2017:

(In millions, except for interest rate data)	2019	2018	2017
Net change in commercial paper	$220	$(415)	$625
Amount outstanding at year-end	$941	$722	$1,137
Maximum amount outstanding at any month-end	$1,364	$892	$1,137
Weighted-average interest rate of commercial paper outstanding	2.10%	2.81%	1.85%

The Term Loan, The Second Amended and Restated Credit Agreement, and the Credit Agreements contain customary representations, warranties, and covenants. We were in compliance with those covenants at January 31, 2020. See Note 9 to the consolidated financial statements included herein for additional information regarding our short-term borrowings.

Long-term Debt

The following table includes additional information related to the Company’s long-term debt for 2019, 2018, and 2017:

(In millions)	2019	2018	2017
Net proceeds from issuance of long-term debt	$2,972	$—	$2,968
Repayment of long-term debt	$(1,113)	$(326)	$(2,849)

In 2019, we issued $3.0 billion of unsecured notes to finance 2019 maturities and for other general corporate purposes, which included share repurchases, capital expenditures, strategic investments, and working capital needs. In 2019, we paid approximately $1.1 billion to retire scheduled debts at maturity.

In 2018, we paid approximately $250 million to retire scheduled debts at maturity.

Our ratio of debt to capital (equity plus debt) was 90.7% and 81.7% as of January 31, 2020, and February 1, 2019, respectively.

See Note 10 to the consolidated financial statements included herein for additional information regarding our long-term debt.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for 2019, 2018, and 2017:

(In millions, except per share data)	2019	2018	2017
Total amount paid for share repurchases	$4,313	$3,037	$3,192
Total number of shares repurchased	41.2	31.6	39.9
Average price paid per share	$104.68	$96.18	$80.01

As of January 31, 2020, we had $9.7 billion remaining under our share repurchase program with no expiration date. We expect to repurchase shares totaling approximately $5.0 billion in 2020. See Note 11 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

In 2019, we increased our quarterly dividend payment 15% to $0.55 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for 2019, 2018, and 2017:

(In millions, except per share data and percentage data)	2019	2018	2017
Total cash dividend payments	$1,618	$1,455	$1,288
Dividends paid per share	$2.06	$1.78	$1.52
Dividend payout ratio	38%	63%	37%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 23, 2020, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at January 31, 2020:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discount and debt issuance costs)	$16,812	$500	$1,790	$951	$13,571
Long-term debt (interest payments)	10,673	667	1,250	1,163	7,593
Finance lease obligations [1,2]	864	104	212	196	352
Operating leases [1]	5,662	624	1,345	1,087	2,606
Purchase obligations [3]	1,174	723	440	11	—
Total contractual obligations	$35,185	$2,618	$5,037	$3,408	$24,122

	Amount of Commitment Expiration by Period
Commercial Commitments (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit [4]	$61	$60	$1	$—	$—

[1]	Amounts do not include taxes, common area maintenance, insurance, or contingent rent because these amounts have historically been insignificant.

[2]	Amounts include imputed interest.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2019, our reserve increased approximately $27 million to $105 million as of January 31, 2020.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  During 2019, the inventory shrinkage reserve increased approximately $22 million to $244 million as of January 31, 2020.

In addition, we receive funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments or promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental and identifiable costs that we incurred to sell the vendor’s product.  Many of the vendor funds associated with these purchases are earned under agreements that are negotiated on an annual basis or shorter. The funds are recorded as a reduction to the cost of inventory as they are earned. As the related inventory is sold, the amounts are recorded as a reduction to cost of sales. Funds that are determined to be reimbursements of specific, incremental and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $5 million for 2019. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrinkage reserve would have affected net earnings by approximately $18 million for 2019.

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

We evaluate locations for triggering events relating to long-lived asset impairment on a quarterly basis to determine when a location’s asset may not be recoverable. For operating locations, our primary indicator that assets may not be recoverable is consistently negative cash flow for a 12-month period for those locations that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing operating results. Management also monitors other factors when evaluating operating locations for impairment, including individual locations’ execution of their operating plans and local market conditions, including incursion, which is the opening of either other Lowe’s locations or those of a direct competitor within the same market. We also consider there to be a triggering event when there is a current expectation that it is more likely than not that a given location will be closed or otherwise disposed of significantly before the end of its previously estimated useful life.

A potential impairment has occurred if projected future undiscounted cash flows expected to result from the use and eventual disposition of the location’s assets are less than the carrying amount of the assets. The carrying value of a location’s asset group includes inventory, property, operating and finance lease right-of-use assets and operating liabilities including inventory payables, salaries payable and operating lease liabilities. Financial and nonoperating liabilities are excluded from the carrying value of the asset group. When determining the stream of projected future cash flows associated with an individual operating location, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and controllable expenses, such as store payroll and operating expense, as well as asset residual values or lease rates. Operating lease payments are included in the projected future cash flows. Financing lease payments are excluded from the projected future cash flows. An impairment loss is recognized when the carrying amount of the operating location is not recoverable and exceeds its fair value.

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

Effect if actual results differ from assumptions
During fiscal years 2019 and 2018, the Company recorded impairment charges totaling $62 million and $331 million, respectively, within selling, general and administrative expenses in the consolidated statements of earnings. We have not made any material changes in the methodology used to estimate the future cash flows of operating locations or locations identified for closure during the past three fiscal years. If the actual results are not consistent with the assumptions and judgments we have made in determining whether it is more likely than not that a location will be closed significantly before the end of its useful life or in estimating future cash flows and determining asset fair values, our actual impairment losses could vary from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plan, and certain medical and dental claims. We have excess insurance coverage above certain retention amounts to limit exposure from single events and earnings volatility. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $10 million per occurrence involving general or product liability, and $10 million per occurrence involving automobile. We do not have any excess insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2019, our self-insurance liability increased approximately $151 million to $1.1 billion as of January 31, 2020.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $83 million for 2019. A 100 basis point change in our discount rate would have affected net earnings by approximately $22 million for 2019.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates, commodity prices and foreign currency exchange rates.

Interest Rate Risk

We use forward starting interest rate swaps to hedge our exposure to the impact of interest rate changes in future debt issuances. The fair value of our derivative financial instruments as of January 31, 2020 was not material. Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because our long-term debt is carried at amortized cost and consists primarily of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful for our financial instruments.

Commodity Price Risk

We purchase certain commodity products that are subject to price volatility caused by factors beyond our control.  We believe that the price volatility of these products is partially mitigated by our ability to adjust selling prices.  The selling prices of these commodity products are influenced, in part, by the market price we pay, which is determined by industry supply and demand. We do not believe that changing prices for commodities due to inflation or deflation have had a material effect on our net sales or results of operations.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of January 31, 2020.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of January 31, 2020, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 31, 2020 and February 1, 2019, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows, for each of the three fiscal years in the period ended January 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and February 1, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Accounting Pronouncement Recently Adopted

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in the fiscal year ended January 31, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842).

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Merchandise Inventory - Vendor Funds - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company receives funds from its vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments or promotions of vendors’ products. In the fiscal year ended January 31, 2020, the Company purchased inventory from a significant number of vendors. Many of the vendor funds associated with these purchases are earned under agreements that are negotiated on an annual basis or shorter. The funds are recorded as a reduction to the cost of inventory as they are earned. As the related inventory is sold, the amounts are recorded as a reduction to cost of sales.

We identified vendor funds as a critical audit matter because of the number, complexity, and diversity of the individual vendor agreements. This required an increased extent of effort when performing audit procedures to evaluate whether the vendor funds were recorded in accordance with the terms of the vendor agreements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to whether the vendor funds were recorded in accordance with the terms of the vendor agreements included the following, among others:

•
We tested the effectiveness of controls over vendor funds, including management’s controls over the accrual and recording of vendor funds as a reduction to the cost of inventory or cost of sales in accordance with the terms of the vendor agreements.

•
We selected a sample of vendor funds and recalculated the amount earned using the terms of the vendor agreement, including the amount recorded as a reduction to the cost of inventory and/or the amount recorded as a reduction to cost of sales.

•	We selected a sample of vendor funds and confirmed the amount earned and terms of the agreement directly with the vendor.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 23, 2020

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2020 of the Company and our report dated March 23, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842).

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 23, 2020

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	Fiscal Years Ended
	January 31, 2020		February 1, 2019		February 2, 2018
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$72,148	100.00%	$71,309	100.00%	$68,619	100.00%
Cost of sales	49,205	68.20	48,401	67.88	46,185	67.31
Gross margin	22,943	31.80	22,908	32.12	22,434	32.69
Expenses:
Selling, general and administrative	15,367	21.30	17,413	24.41	14,444	21.04
Depreciation and amortization	1,262	1.75	1,477	2.07	1,404	2.05
Operating income	6,314	8.75	4,018	5.64	6,586	9.60
Interest - net	691	0.96	624	0.88	633	0.92
Loss on extinguishment of debt	—	—	—	—	464	0.68
Pre-tax earnings	5,623	7.79	3,394	4.76	5,489	8.00
Income tax provision	1,342	1.86	1,080	1.52	2,042	2.98
Net earnings	$4,281	5.93%	$2,314	3.24%	$3,447	5.02%

Basic earnings per common share	$5.49		$2.84		$4.09
Diluted earnings per common share	$5.49		$2.84		$4.09
Cash dividends per share	$2.13		$1.85		$1.58

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	Fiscal Years Ended
	January 31, 2020		February 1, 2019		February 2, 2018
	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$4,281	5.93%	$2,314	3.24%	$3,447	5.02%
Foreign currency translation adjustments - net of tax	94	0.13	(221)	(0.30)	251	0.37
Other	(21)	(0.03)	1	—	—	—
Other comprehensive income/(loss)	73	0.10	(220)	(0.30)	251	0.37
Comprehensive income	$4,354	6.03%	$2,094	2.94%	$3,698	5.39%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

		January 31, 2020	February 1, 2019

Assets
Current assets:
Cash and cash equivalents		$716	$511
Short-term investments		160	218
Merchandise inventory - net		13,179	12,561
Other current assets		1,263	938
Total current assets		15,318	14,228
Property, less accumulated depreciation		18,669	18,432
Operating lease right-of-use assets		3,891	—
Long-term investments		372	256
Deferred income taxes - net		216	294
Goodwill		303	303
Other assets		702	995
Total assets		$39,471	$34,508

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings		$1,941	$722
Current maturities of long-term debt		597	1,110
Current operating lease liabilities		501	—
Accounts payable		7,659	8,279
Accrued compensation and employee benefits		684	662
Deferred revenue		1,219	1,299
Other current liabilities		2,581	2,425
Total current liabilities		15,182	14,497
Long-term debt, excluding current maturities		16,768	14,391
Noncurrent operating lease liabilities		3,943	—
Deferred revenue - extended protection plans		894	827
Other liabilities		712	1,149
Total liabilities		37,499	30,864

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $5 par value, none issued		—	—
Common stock - $0.50 par value;
Shares issued and outstanding
January 31, 2020	763
February 1, 2019	801	381	401
Capital in excess of par value		—	—
Retained earnings		1,727	3,452
Accumulated other comprehensive loss		(136)	(209)
Total shareholders’ equity		1,972	3,644
Total liabilities and shareholders’ equity		$39,471	$34,508

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 3, 2017	866	$433	$—	$6,241	$(240)	$6,434
Net earnings				3,447		3,447
Other comprehensive income					251	251
Cash dividends declared, $1.58 per share				(1,324)		(1,324)
Share-based payment expense			99			99
Repurchase of common stock	(40)	(20)	(215)	(2,939)		(3,174)
Issuance of common stock under share-based payment plans	4	2	138			140
Balance February 2, 2018	830	$415	$22	$5,425	$11	$5,873
Cumulative effect of accounting change				33		33
Net earnings				2,314		2,314
Other comprehensive loss					(220)	(220)
Cash dividends declared, $1.85 per share				(1,500)		(1,500)
Share-based payment expense			74			74
Repurchase of common stock	(32)	(16)	(209)	(2,820)		(3,045)
Issuance of common stock under share-based payment plans	3	2	113			115
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change				(263)		(263)
Net earnings				4,281		4,281
Other comprehensive income					73	73
Cash dividends declared, $2.13 per share				(1,653)		(1,653)
Share-based payment expense			98			98
Repurchase of common stock	(41)	(21)	(214)	(4,090)		(4,325)
Issuance of common stock under share-based payment plans	3	1	116			117
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Cash flows from operating activities:
Net earnings	$4,281	$2,314	$3,447
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,410	1,607	1,540
Noncash lease expense	468	—	—
Deferred income taxes	177	(151)	53
Loss on property and other assets - net	117	630	40
Impairment of goodwill	—	952	—
Loss on extinguishment of debt	—	—	464
Loss/(gain) on cost method and equity method investments	12	9	(82)
Share-based payment expense	98	74	99
Changes in operating assets and liabilities:
Merchandise inventory – net	(600)	(1,289)	(791)
Other operating assets	(376)	(110)	250
Accounts payable	(637)	1,720	(92)
Other operating liabilities	(654)	437	137
Net cash provided by operating activities	4,296	6,193	5,065

Cash flows from investing activities:
Purchases of investments	(743)	(1,373)	(981)
Proceeds from sale/maturity of investments	695	1,393	1,114
Capital expenditures	(1,484)	(1,174)	(1,123)
Proceeds from sale of property and other long-term assets	163	76	45
Acquisition of business - net	—	—	(509)
Other – net	—	(2)	13
Net cash used in investing activities	(1,369)	(1,080)	(1,441)

Cash flows from financing activities:
Net change in commercial paper	220	(415)	625
Net proceeds from issuance of debt	3,972	—	2,968
Repayment of long-term debt	(1,113)	(326)	(2,849)
Proceeds from issuance of common stock under share-based payment plans	118	114	139
Cash dividend payments	(1,618)	(1,455)	(1,288)
Repurchase of common stock	(4,313)	(3,037)	(3,192)
Other – net	(1)	(5)	(10)
Net cash used in financing activities	(2,735)	(5,124)	(3,607)

Effect of exchange rate changes on cash	1	(12)	13

Net increase/(decrease) in cash and cash equivalents, including cash classified within current assets held for sale	193	(23)	30
Less: Net increase/(decrease) in cash classified within current assets held for sale	12	(54)	—
Net increase/(decrease) in cash and cash equivalents	205	(77)	30
Cash and cash equivalents, beginning of year	511	588	558
Cash and cash equivalents, end of year	$716	$511	$588
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2020, FEBRUARY 1, 2019 AND FEBRUARY 2, 2018

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 1,977 stores in the United States and Canada at January 31, 2020.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Each of the fiscal years presented contained 52 weeks. All references herein for the years 2019, 2018, and 2017 represent the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively.

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

Investments - Investments generally consist of money market funds, corporate debt securities, agency securities, and governmental securities, all of which are classified as available-for-sale.  Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss. Gross unrealized gains and losses were not significant for any of the periods presented.

The proceeds from sales of available-for-sale debt securities were $121 million, $506 million, and $523 million for 2019, 2018, and 2017, respectively.  Gross realized gains and losses on the sale of available-for-sale debt securities were not significant for any of the periods presented.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Investments classified as long-term at January 31, 2020, will mature in one to three years, based on stated maturity dates.

The Company classifies as investments restricted balances primarily pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $160 million at January 31, 2020, and $218 million at February 1, 2019.  Restricted balances included in long-term investments were $372 million at January 31, 2020, and $256 million at February 1, 2019.

Merchandise Inventory - The majority of the Company’s inventory is stated at the lower of cost and net realizable value using the first-in, first-out method of inventory accounting. Inventory for certain subsidiaries representing approximately 6% and 7% of the consolidated inventory balances as of January 31, 2020 and February 1, 2019, respectively, are stated at lower of cost and net realizable value using the weighted average cost method. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

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

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments, or promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental, and identifiable costs incurred by the Company to sell the vendor’s product.  Therefore, the Company treats these funds as a reduction in the cost of inventory and are recognized as a reduction of cost of sales when the inventory is sold.  Funds that are determined to be reimbursements of specific, incremental, and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.  The Company develops accrual rates for vendor funds based on the provisions of the agreements in place.  Due to the complexity and diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Derivative Financial Instruments - The Company is exposed to the impact of changes in foreign currency exchange rates, benchmark interest rates, and the prices of commodities used in the normal course of business. The Company occasionally utilizes derivative financial instruments to manage certain business risks. However, the fair value of the Company’s derivative instruments and related activity were not material to the Company’s consolidated financial statements in any of the years presented.

Sale of Business Accounts Receivable and Credit Programs - The Company has branded and private label proprietary credit cards which generate sales that are not reflected in receivables.  Under an agreement with Synchrony Bank (Synchrony), credit is extended directly to customers by Synchrony.  All credit program-related services are performed and controlled directly by Synchrony.  The Company has the option, but no obligation, to purchase the receivables at the end of the agreement.

The Company also has an agreement with Synchrony under which Synchrony purchases at face value commercial business accounts receivable originated by the Company and services these accounts.  The Company primarily accounts for these transfers as sales of the accounts receivable.  When the Company transfers its commercial business accounts receivable, it retains certain interests in those receivables, including the funding of a loss reserve and its obligation related to Synchrony’s ongoing servicing of the receivables sold.  Any gain or loss on the sale is determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value is based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, Synchrony’s servicing costs, and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

Total commercial business accounts receivable sold to Synchrony were $3.2 billion in 2019, $3.1 billion in 2018, and $3.1 billion in 2017.  The Company recognized losses of $41 million in 2019, $41 million in 2018, and $39 million in 2017 on these receivable sales, which primarily relates to the fair value of obligations related to servicing costs that are remitted to Synchrony monthly.

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

Property consists of land, buildings and building improvements, equipment, finance lease assets, and construction in progress.  Buildings and building improvements includes owned buildings, as well as buildings under finance lease and leasehold improvements. Equipment primarily includes store racking and displays, computer hardware and software, forklifts, vehicles, finance lease equipment, and other store equipment.

Depreciation is recognized over the estimated useful lives of the depreciable assets.  Assets are depreciated using the straight-line method.  Leasehold improvements and finance lease assets are depreciated and amortized, respectively, over the shorter of their estimated useful lives or the term of the related lease.  The amortization of these assets is included in depreciation and amortization expense in the consolidated statements of earnings.

Long-Lived Asset Impairment - The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  A potential impairment has occurred for long-lived assets held-for-use if projected future undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than the carrying amounts of the assets.  The carrying value of a location’s asset group includes inventory, property, operating and finance lease right-of-use assets, and operating liabilities, including inventory payables, salaries payable and operating lease liabilities. Financial and non-operating liabilities are excluded from the carrying value of the asset group. An impairment loss is recorded for long-lived assets held-for-use when the carrying amount of the asset is not recoverable and exceeds its fair value.

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

Goodwill - Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment at the reporting unit level, which is the operating segment level or one level below the operating segment level. Goodwill is not amortized but is evaluated for impairment at least annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is performed.

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

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During fiscal 2019, goodwill was allocated to the U.S. Home Improvement reporting unit.

The changes in the carrying amount of goodwill for 2019, 2018, and 2017 were as follows:

(In millions)	2019	2018	2017
Goodwill, balance at beginning of year	$303	$1,307	$1,082
Acquisitions [1]	—	—	160
Impairment	—	(952)	—
Other adjustments [2]	—	(52)	65
Goodwill, balance at end of year	$303	$303	$1,307

[1]	Goodwill recorded for 2017 acquisitions relates to Maintenance Supply Headquarters. See Note 3 for additional information regarding this acquisition.

[2]	Other adjustments primarily consist of changes in the goodwill balance as a result of foreign currency translation.

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

Gross carrying amounts and cumulative goodwill impairment losses are as follows:

	January 31, 2020		February 1, 2019
(In millions)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,302	$(999)	$1,302	$(999)

Leases - Effective February 2, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires leases to be recognized on the balance sheet. Leases with an original term of 12 months or less are not recognized on the Company’s balance sheet, and the lease expense related to those short-term leases is recognized over the lease term. The Company does not account for lease and non-lease (e.g. common area maintenance) components of contracts separately for any underlying asset class.

The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment under finance and operating leases. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Original terms for facility-related leases are generally between five and twenty years.  These leases generally contain provisions for four to six renewal options of five years each. Original terms for equipment-related leases, primarily material handling equipment and vehicles, are generally between one and seven years. Some of the Company’s leases also include rental escalation clauses and/or termination provisions. Renewal options and termination options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital.

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

The Company’s real estate leases typically require payment of common area maintenance and real estate taxes which represent the majority of variable lease costs. Certain lease agreements also provide for variable rental payments based on sales performance in excess of specified minimums, usage measures, or changes in the consumer price index.  Variable rent payments based on future performance, usage, or changes in indices were not significant for any of the periods presented.  Variable lease costs are excluded from the present value of lease obligations.

The Company’s lease agreements do not contain any material restrictions, covenants, or any material residual value guarantees. The Company subleases certain properties that are not used in its operations.  Sublease income was not significant for any of the periods presented.

Accounts Payable - The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions.  The Company’s goal in entering into these arrangements is to capture overall supply chain savings in the form of pricing, payment terms, or vendor funding, created by facilitating suppliers’ ability to finance payment obligations at more favorable discount rates, while providing them with greater working capital flexibility.

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by these arrangements for those payment obligations that have been financed by suppliers.  The Company’s outstanding payment obligations placed on the accounts payable tracking systems were $1.9 billion as of January 31, 2020 and $2.1 billion as of February 1, 2019, and are included in accounts payable on the consolidated balance sheets, and participating suppliers financed $1.3 billion and $1.5 billion, respectively, of those payment obligations to participating financial institutions. Total payment obligations that were placed and settled on the accounts payable tracking system were $8.7 billion and $8.4 billion for each of the years ended January 31, 2020 and February 1, 2019, respectively.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	January 31, 2020	February 1, 2019
Self-insurance liabilities	$501	$378
Accrued dividends	420	385
Accrued interest	221	184
Sales return reserve	194	194
Sales tax liabilities	153	179
Accrued property taxes	104	108
Other	988	997
Total	$2,581	$2,425

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has insurance coverage to limit the exposure arising from these claims.  The Company is also self-insured for certain losses relating to extended protection plan and medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. The total self-insurance liability, including the current and non-current portions, was $1.1 billion and $953 million at January 31, 2020, and February 1, 2019, respectively.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured.  Outstanding surety bonds relating to self-insurance were $262 million and $246 million at January 31, 2020, and February 1, 2019, respectively.

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

Revenue Recognition - The Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. A description of the Company’s principle revenue generating activities is as follows:

•
Products - Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise. This occurs at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets.

•
Services - Revenues from services primarily relate to professional installation services the Company provides through subcontractors related to merchandise purchased by a customer. In certain instances, installation services include materials provided by the subcontractor, and both product and installation are included in service revenue. The Company recognizes revenue associated with services as they are rendered, and the majority of services are completed within one week from initiation.

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
       - Depreciation of assets associated with the Company’s distribution network;
■ Costs of installation services provided;
■ Costs associated with shipping and handling to customers, as well as directly from vendors to customers by third parties;
■     Depreciation of assets used in delivering product to customers;
■ Costs associated with inventory shrinkage and obsolescence;
■ Costs of services performed under the extended protection plan.

■ Payroll and benefit costs for retail and corporate employees;
■ Occupancy costs of retail and corporate facilities;
■ Advertising;
■ Third-party, in-store service costs;
■ Tender costs, including bank charges, costs associated with credit card interchange fees;
■ Costs associated with self-insured plans, and premium costs for stop-loss coverage and fully insured plans;
■ Long-lived asset impairment losses, gains/losses on disposal of assets, and exit costs;
■ Other administrative costs, such as supplies, and travel and entertainment.

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $871 million, $963 million, and $968 million in 2019, 2018, and 2017, respectively.

Store Opening Costs - Costs of opening new or relocated retail stores, which include payroll and supply costs incurred prior to store opening and grand opening advertising costs, are charged to expense as incurred.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ equity. Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments. Net foreign currency translation losses, net of tax, classified in accumulated other comprehensive loss were $115 million and $209 million at January 31, 2020 and February 1, 2019, respectively. Net foreign currency translation gains, net of tax, classified in accumulated other comprehensive income were $11 million at February 2, 2018.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s home improvement retail and hardware stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar long-term economic characteristics. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.7% and 6.9%, respectively, at January 31, 2020. The amounts of long-lived assets and net sales outside of the U.S. were approximately 9.1% and 7.6%, respectively, at February 1, 2019. The amounts of long-lived assets and net sales outside of the U.S. were approximately 9.8% and 7.8%, respectively, at February 2, 2018.

Accounting Pronouncements Recently Adopted - Effective February 2, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all related amendments, using the optional transition election to not restate comparative periods for the impact of adopting the standard and recognized the cumulative impact of adoption in the opening balance of retained earnings. Under ASU 2016-02, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The Company elected the package of transition expedients available for expired or existing contracts, which allowed the carry-forward of historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. Adoption of the standard resulted in the recording of additional net lease-related assets and lease-related liabilities of approximately $3.6 billion and $3.9 billion, respectively, as of February 2, 2019. The difference between the additional lease assets and lease liabilities, net of the $87 million deferred tax impact, was $263 million and was recorded as an adjustment to retained earnings. This adjustment to retained earnings primarily represents the write-off of right-of-use assets associated with closed locations, net of previously established store closing lease obligations as well as the derecognition of build-to-suit leases. The adoption of this standard by the Company did not have a material impact on its consolidated statements of earnings, comprehensive income or cash flows and had no impact on the Company’s debt covenant compliance under its current agreements. See Note 5 for additional details of the Company’s leases.

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

Accounting Pronouncements Not Yet Adopted - Recent accounting pronouncements pending adoption not discussed in this Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

NOTE 2: Revenue - Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Years Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Products	$68,377	$67,197	$65,421
Services	2,112	2,539	2,469
Other	1,659	1,573	729
Net sales	$72,148	$71,309	$68,619

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise. This occurs at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets. Anticipated sales returns reflected in other current liabilities were $194 million at January 31, 2020 and $194 million at February 1, 2019. The associated right of return assets reflected in other current assets were $129 million at January 31, 2020 and $127 million at February 1, 2019.
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
Deferred revenue is presented for merchandise that has not yet transferred control to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through pickup or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $685 million at January 31, 2020 and $790 million at February 1, 2019. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Stored-value cards
In addition, the Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $534 million and $509 million at January 31, 2020, and February 1, 2019, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the years ended January 31, 2020, February 1, 2019 and February 2, 2018.
Extended protection plans
The Company also defers revenues for its separately priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were $408 million for the fiscal year ended January 31, 2020, $390 million for the fiscal year ended February 1, 2019, and $368 million for the fiscal year ended February 2, 2018, respectively. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at January 31, 2020, February 1, 2019 and February 2, 2018, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $184 million for the fiscal year ended January 31, 2020, $183 million for the fiscal year ended February 1, 2019, $161 million for the fiscal year ended February 2, 2018, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Years Ended
	January 31, 2020		February 1, 2019		February 2, 2018
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%
Home Décor ¹	$25,867	36	$25,261	35	$24,521	36
Building Products ²	23,018	32	22,992	32	22,033	32
Hardlines ³	21,235	29	20,382	29	19,715	29
Other	2,028	3	2,674	4	2,350	3
Total	$72,148	100	$71,309	100	$68,619	100
Note: Merchandise division net sales for prior periods have been reclassified to conform to the current year presentation.

[1]	Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint.

[2]	Building Products includes the following product categories: Lighting, Lumber & Building Materials, Millwork, and Rough Plumbing & Electrical.

[3]	Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Years Ended
	January 31, 2020	February 1, 2019	February 2, 2018
United States	$67,147	$65,872	$63,263
International	5,001	5,437	5,356
Net Sales	$72,148	$71,309	$68,619

NOTE 3: Acquisitions

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

Intangible assets acquired totaled $259 million and include a trademark of $34 million with a useful life of 15 years and a customer list of $225 million with a useful life of 20 years, each of which are included in other assets in the accompanying consolidated balance sheets. The goodwill of $160 million is primarily attributable to the synergies associated with the acquisition and is deductible for tax purposes.

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

NOTE 5: Leases

Effective February 2, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires leases to be recognized on the balance sheet. Leases with an original term of 12 months or less are not recognized on the Company’s balance sheet, and the lease expense related to those short-term leases is recognized over the lease term. The Company does not account for lease and non-lease (e.g. common area maintenance) components of contracts separately for any underlying asset class.

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

The Company’s real estate leases typically require payment of common area maintenance and real estate taxes which represent the majority of variable lease costs. Certain lease agreements also provide for variable rental payments based on sales performance in excess of specified minimums, usage measures, or changes in the consumer price index.  Variable rent payments based on future performance, usage, or changes in indices were not significant for any of the periods presented.  Variable lease costs are excluded from the present value of lease obligations.

The Company’s lease agreements do not contain any material restrictions, covenants, or any material residual value guarantees. The Company subleases certain properties that are not used in its operations.  Sublease income was not significant for any of the periods presented.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

Leases (In millions)	Classification	January 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$3,891
Finance lease assets	Property, less accumulated depreciation [1]	555
Total lease assets		4,446

Liabilities
Current
Operating	Current operating lease liabilities	501
Finance	Current maturities of long-term debt	72
Noncurrent
Operating	Noncurrent operating lease liabilities	3,943
Finance	Long-term debt, excluding current maturities	612
Total lease liabilities		$5,128

[1]	Finance lease assets are recorded net of accumulated amortization of $42 million as of January 31, 2020.

The table below presents the lease costs for finance and operating leases for the fiscal year ended January 31, 2020:

Lease Cost (In millions)	Year Ended January 31, 2020
Finance lease cost
Amortization of leased assets	$45
Interest on lease liabilities	30
Operating lease cost [1]	674
Variable lease cost	224
Total lease cost	$973

[1]	Includes short-term leases and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of January 31, 2020, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Maturity of lease liabilities (In millions)	Operating Leases [1]	Finance Leases [2]	Total
2020	$624	$104	$728
2021	662	104	766
2022	684	107	791
2023	588	102	690
2024	498	94	592
After 2024	2,606	352	2,958
Total lease payments	5,662	863	6,525
Less: interest [3]	(1,218)	(179)	(1,397)
Present value of lease liabilities [4]	$4,444	$684	$5,128

[1]
Operating lease payments include $279 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $265 million of minimum lease payments for leases signed but not yet commenced.

[2]
Finance lease payments include $11 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $45 million of minimum lease payments for leases signed but not yet commenced.

[3]	Calculated using the lease-specific incremental borrowing rate.

[4]	Includes the current portion of $501 million for operating leases and $72 million for finance leases.

Lease Term and Discount Rate	January 31, 2020
Weighted-average remaining lease term (years)
Operating leases	10.25
Finance leases	9.06
Weighted-average discount rate
Operating leases	4.10%
Finance leases	5.64%

Other Information (In millions)	Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$825
Operating cash flows used for finance leases	30
Financing cash flows used for finance leases	57
Leased assets obtained in exchange for new finance lease liabilities	329
Leased assets obtained in exchange for new operating lease liabilities	551

Prior Period Disclosures

As a result of the adoption of ASU 2016-02, Leases (Topic 842), on February 2, 2019, the Company is required to present future minimum lease payments for operating and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year. These future minimum lease payments were previously disclosed in our 2018 Annual Report on Form 10-K and accounted for under previous lease guidance. Commitments as of February 1, 2019 were as follows:

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

Rental expenses under operating leases were $616 million and $626 million in 2018 and 2017, respectively, and were recognized within SG&A expense. Excluded from these amounts are rental expenses associated with closed locations which were recognized as exit costs in the period of closure.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s available-for-sale debt securities represented the only significant assets measured at fair value on a recurring basis for the fiscal years ended January 31, 2020 and February 1, 2019. The following table presents the Company’s financial assets measured at fair value on a recurring basis. The fair values of these instruments approximate amortized cost.

		Fair Value Measurements at
(In millions)	Measurement Level	January 31, 2020	February 1, 2019
Available-for-sale debt securities:
Money market funds	Level 1	$105	$207
Corporate debt securities	Level 2	23	1
Agency securities	Level 2	19	10
U.S. Treasury securities	Level 1	13	—
Total short-term investments		$160	$218
Available-for-sale debt securities:
U.S. Treasury securities	Level 1	$280	$—
Corporate debt securities	Level 2	62	191
Agency securities	Level 2	30	65
Total long-term investments		$372	$256

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal years ended January 31, 2020 and February 1, 2019, the Company’s only significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition were goodwill (see Note 1 to the consolidated financial statements for additional information regarding this fair value measurement) and certain long-lived assets.

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

Assets held for sale
During the three months ended February 1, 2019, the Company committed to a plan to exit its Mexico operations and began marketing the operations to potential acquirers. In addition, as of February 1, 2019, the Company determined that the held-for sale criteria were met and measured the assets, including currency translation adjustments, of the Mexico operations at fair value less costs to sell of $79 million, resulting in an additional impairment charge of $222 million. The fair value of the Mexico operations was determined using a probability weighted approach of discounted cash flow and market multiple analyses and included management assumptions regarding expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified this fair value measurement as Level 3. These non-cash impairment charges are included in SG&A expense in the accompanying consolidated statements of earnings.

See Note 8 for additional information regarding the Company’s decisions to exit its Orchard and Mexico operations and certain U.S. and Canada locations during fiscal year 2018 as part of the Company’s strategic reassessment of the business, as well as the Company’s strategic review of its Canadian operations in fiscal year 2019.

The following table presents the Company’s assets measured at estimated fair value on a nonrecurring basis and the resulting impairment losses included in earnings, excluding costs to sell for excess properties held-for-sale. Because these assets subject to impairment were not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at January 31, 2020.

Fair Value Measurements - Nonrecurring Basis

	January 31, 2020		February 1, 2019
(In millions)	Fair Value Measurements	Impairment Losses	Fair Value Measurements	Impairment Losses
Assets-held-for-use:
Operating locations	$46	$(62)	$473	$(331)
Assets-held-for-sale:
Mexico operating locations	—	—	79	(222)
Goodwill (Note 1)	—	—	2,851	(952)
Total	$46	$(62)	$3,403	$(1,505)

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  The fair values of the Company’s unsecured notes were estimated using quoted market prices.  The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance and capitalized lease obligations, are as follows:

	January 31, 2020		February 1, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$16,648	$18,808	$14,721	$14,473
Mortgage notes (Level 2)	5	6	6	6
Long-term debt (excluding finance and capitalized lease obligations)	$16,653	$18,814	$14,727	$14,479

NOTE 7: Property and Accumulated Depreciation

Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	January 31, 2020	February 1, 2019
Cost:
Land	N/A	$7,200	$7,196
Buildings and building improvements	5-40	17,862	18,052
Equipment	2-15	10,377	10,090
Construction in progress	N/A	506	525
Total cost		35,945	35,863
Accumulated depreciation		(17,276)	(17,431)
Property, less accumulated depreciation		$18,669	$18,432

As of January 31, 2020, subsequent to the adoption of ASU 2016-02, Leases (Topic 842), included in net property are assets under finance lease of $597 million less accumulated depreciation of $42 million. As of February 1, 2019, included in net property are assets under capital lease of $665 million less accumulated depreciation of $244 million.  The related amortization expense for assets under finance and capital leases are included in depreciation expense. The Company recognized depreciation expense, inclusive of amounts presented in cost of sales and depreciation and amortization, of $1.4 billion in 2019 and $1.6 billion in 2018 and $1.5 billion in 2017.

NOTE 8: Exit Activities

During fiscal years 2019 and 2018, the Company has incurred costs associated with an ongoing strategic reassessment of its business to drive an increased focus on its core home improvement operations and to improve overall operating performance and profitability. As a result of this reassessment, the Company decided to exit certain activities and close certain locations as further described below. Expenses associated with long-lived asset impairment, discontinued projects, severance, and lease obligations, are included in SG&A expense in the consolidated statements of earnings. Expenses associated with accelerated depreciation are included in depreciation and amortization expense in the consolidated statements of earnings. Inventory adjustments to net realizable value are included in cost of sales in the consolidated statements of earnings.
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

Year Ended
(In millions)	January 31, 2020
Long-lived asset impairment	53
Accelerated depreciation and amortization	23
Severance costs	17
Other closing costs	15
Total	$108

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

Year Ended
(In millions)	February 1, 2019
Lease obligation costs for closed locations	$217
Long-lived asset impairment	206
Accelerated depreciation and amortization	103
Discontinued project write-offs	24
Severance costs	11
Total	$561

U.S. and Canada Location Closings

On October 31, 2018, the Company committed to closing 20 U.S. home improvement stores and 31 locations in Canada, including 27 stores.  The store closings were completed in the fourth quarter of fiscal 2018. A summary of the significant charges associated with the closure of these stores is as follows:

Year Ended
(In millions)	February 1, 2019
Long-lived asset impairment	$90
Lease obligation costs for closed locations	89
Accelerated depreciation and amortization	50
Severance costs	32
Discontinued project write-offs	10
Total	$271

Mexico Operations

On November 9, 2018, management and the Board of Directors decided to pursue an exit of the Company’s Mexico operations. A summary of the significant charges incurred as a result of the exit of the Company’s Mexico operations is as follows:

Year Ended
(In millions)	February 1, 2019
Long-lived asset impairment	$244
Total	$244

Other Non-Core Activities

During the third quarter ended November 2, 2018, the Company decided to pursue an exit of certain non-core activities within its U.S. home improvement business. A summary of the significant charges incurred as a result of these decisions is as follows:

Year Ended
(In millions)	February 1, 2019
Other closing costs	$34
Severance costs	16
Long-lived asset impairment	9
Total	$59

Prior to the adoption of ASU 2016-02, Leases (Topic 842), as of February 2, 2019, when locations under operating leases were closed, a liability was recognized for the fair value of future contractual obligations, including future minimum lease payments, property taxes, utilities, common area maintenance, and other ongoing expenses, net of estimated sublease income and other recoverable items.  Subsequent changes to the liabilities, including a change resulting from a revision to either the timing or the amount of estimated cash flows, were recognized in the period of change.

The following table summarizes store closing lease obligations activity during the twelve months ended January 31, 2020 and February 1, 2019:

(In millions)	Lease obligations
Accrual for exit activities, balance at February 2, 2018	$60
Additions to the accrual - net	365
Cash payments	(86)
Adjustments [1]	22
Accrual for exit activities, balance at February 1, 2019	$361
ASU 2016-02 adoption impact [2]	(168)
Cash payments	(43)
Adjustments [1]	(62)
Accrual for exit activities, balance at January 31, 2020	$88

[1]	Adjustments represents lease terminations and changes in estimates around sublease assumptions.

[2]	Upon adoption of ASU 2016-02, Leases (Topic 842), rent liabilities previously recognized in connection with leases were included in the determination of right-of-use assets at transition.

NOTE 9: Short-Term Borrowings

In January 2020, the Company entered into a $1.0 billion unsecured 364-day term loan facility (the Term Loan). The Company must repay the aggregate principal amount of loans outstanding under the Term Loan on the maturity date in effect at such time (currently December 31, 2020). Borrowings under the Term Loan will bear interest, at the Company’s option, calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable rate. The applicable rate on a base rate loan is 0.000%, and the applicable rate on a Eurocurrency rate loan is 0.625%. The Term Loan contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those covenants at January 31, 2020. Outstanding borrowings under the Term Loan were $1.0 billion, with a weighted average interest rate of 2.29%, as of January 31, 2020.
In September 2019, the Company entered into a $250 million unsecured 364-day credit agreement (the 2019 Credit Agreement) with a syndicate of banks. The Company may request borrowings under the 2019 Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. The Company must repay the aggregate principal amount of loans outstanding under the 2019 Credit Agreement on the termination date in effect at such time (currently September 7, 2020). The Company may elect to convert all of the loans outstanding under the 2019 Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date. Borrowings under the 2019 Credit Agreement will bear interest calculated according to a base rate or a Eurocurrency rate plus an applicable margin. The 2019 Credit Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those covenants at January 31, 2020.
In September 2018, the Company entered into a $1.75 billion five-year unsecured revolving second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) with a syndicate of banks. The Second Amended and Restated Credit Agreement amends and restates the Company’s amended and restated credit agreement, dated November 23, 2016 (the Amended and Restated Credit Agreement), to among other things (i) extend the maturity date of the revolving credit facility to September 2023 and (ii) modify the revolving commitments of the existing lenders. The Company may request borrowings under the Second Amended and Restated Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. Borrowings under the Second Amended and Restated Credit Agreement will bear interest calculated according to a base rate or a Eurocurrency rate, plus an applicable margin.
In January 2019, the Company increased the aggregate availability under the Second Amended and Restated Credit Agreement by $230 million for a total of $1.98 billion available. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $270 million.  The Second Amended and Restated Credit Agreement contains customary representations, warranties, and covenants for a transaction of this type. The Company was in compliance with those covenants at January 31, 2020.

In addition, during September 2018, the Company entered into a $250 million unsecured 364-day credit agreement (the 2018 Credit Agreement) with a syndicate of banks. The Company may request borrowings under the 2018 Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. The Company must repay the aggregate principal amount of loans outstanding under the 2018 Credit Agreement on the termination date in effect at such time (currently September 9, 2019). The Company may elect to convert all of the loans outstanding under the 2018 Credit Agreement on the termination date into a term loan which the Company shall repay in full on the first anniversary date of the termination date. Borrowings under the 2018 Credit Agreement will bear interest calculated according to a base rate or a Eurocurrency rate plus an applicable margin.
The Second Amended and Restated Credit Agreement and the 2019 and 2018 Credit Agreements (collectively, Credit Agreements) support the Company’s commercial paper program in their respective years.  The amount available to be drawn under the Second Amended and Restated Credit Agreement and the Credit Agreements is reduced by the amount of borrowings under our commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $941 million, with a weighted average interest rate of 2.10%, as of January 31, 2020, and $722 million, with a weighted average interest rate of 2.81%, as of February 1, 2019. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement or the Credit Agreements as of January 31, 2020. There were no outstanding borrowings under the Amended and Restated Credit Agreement as of February 1, 2019. The weighted average interest rate of total short-term borrowings was 2.14% and 2.81% as of January 31, 2020 and February 1, 2019, respectively.

NOTE 10: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at January 31, 2020	January 31, 2020	February 1, 2019
Secured debt:
Mortgage notes due through fiscal 2027 [1]	5.23%	$5	$6
Unsecured debt:
Notes due through fiscal 2024	3.70%	3,232	4,278
Notes due fiscal 2025-2029	3.57%	5,749	4,256
Notes due fiscal 2035-2039	5.96%	897	897
Notes due fiscal 2040-2044	4.82%	1,757	1,757
Notes due fiscal 2045-2049	3.89%	5,013	3,533
Finance or capitalized lease obligations due through fiscal 2037		712	774
Total long-term debt		17,365	15,501
Less current maturities		(597)	(1,110)
Long-term debt, excluding current maturities		$16,768	$14,391

[1]	Real properties with an aggregate book value of $16 million were pledged as collateral at January 31, 2020, for secured debt.

Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, and capitalized lease obligations, for the next five years and thereafter are as follows: 2020, $500 million; 2021, $1.0 billion; 2022, $765 million; 2023, $500 million; 2024, $450 million; thereafter, $13.6 billion.

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at January 31, 2020.

During 2019, the Company issued $3.0 billion of unsecured notes as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Fixed vs. Floating	Interest Rate	Discount (in millions)
April 2019	$1,500	April 2029	Fixed	3.650%	$9
April 2019	$1,500	April 2049	Fixed	4.550%	$19

Interest on the notes issued in 2019 is payable semiannually in arrears in April and October of each year until maturity.

The indentures governing the notes issued in 2019 and 2017 contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued interest, if any, up to the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued interest, if any, on such notes up to the date of purchase. The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indentures include various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

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

Occasionally, the Company will utilize derivative financial instruments to hedge its exposure to changes in benchmark interest rates. As of January 31, 2020, the Company held forward interest rate swaps with notional amounts totaling $770 million. The fair value of these instruments was not material as of January 31, 2020.

NOTE 11: Shareholders’ Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at January 31, 2020 and February 1, 2019, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($0.50 par value) at January 31, 2020 and February 1, 2019.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On December 12, 2018, the Company’s Board of Directors authorized a $10.0 billion share repurchase under the program with no expiration, which was announced the same day. As of January 31, 2020, the Company had $9.7 billion remaining under the program.

During the year ended January 31, 2020, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 17.2 million shares of the Company’s common stock for $1.7 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, follow (in millions):

Agreement Execution Date	ASR Settlement Date	ASR Agreement Amount	Minimum Notional Amount[1]	Maximum Notional Amount[1]	Cash Payment Received at Settlement[1]	Initial Shares Delivered	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2017	Q1 2017	$500	$—	$—	$—	5.3	0.8	6.1
Q2 2017	Q2 2017	500	—	—	—	5.2	1.2	6.4
Q3 2017	Q3 2017	250	—	—	—	2.9	0.3	3.2
Q2 2018	Q2 2018	550	—	—	—	4.8	0.8	5.6
Q3 2018	Q3 2018	310	—	—	—	2.5	0.3	2.8
Q4 2018	Q1 2019	270	—	—	—	2.6	0.3	2.9
Q1 2019	Q1 2019	350	350	500	150	2.9	0.3	3.2
Q2 2019	Q2 2019	990	990	1,410	420	8.9	1.0	9.9
Q3 2019	Q3 2019	397	350	500	103	2.8	0.8	3.6

[1]
The Company entered into variable notional ASR agreements with third-party financial institutions to repurchase between a minimum notional amount and a maximum notional amount. At inception of each transaction, the Company paid the maximum notional amount and received shares. When the Company finalized each transaction, it received additional shares as well as a cash payment from the third-party financial institution equal to the difference between the prepayment amount (maximum notional amount) and the final notional amount.

During the year ended January 31, 2020, the Company also repurchased shares of its common stock through the open market totaling 23.8 million shares for a cost of $2.6 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Shares repurchased for 2019, 2018 and 2017 were as follows:

	2019		2018		2017
(In millions)	Shares	Cost [1]	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	41.0	$4,288	31.2	$2,999	39.1	$3,133
Shares withheld from employees	0.3	37	0.5	46	0.5	41
Total share repurchases	41.3	$4,325	31.7	$3,045	39.6	$3,174

[1]	Reductions of $4.1 billion, $2.8 billion, and $2.9 billion were recorded to retained earnings, after capital in excess of par value was depleted, for 2019, 2018, and 2017, respectively.

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

At January 31, 2020, there were 30.6 million shares remaining available for grants under the currently active Incentive Plans and 20.2 million shares remaining available for purchases under the ESPP.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $98 million, $74 million, and $99 million in 2019, 2018, and 2017 respectively.  The total associated income tax benefit recognized was $15 million, $15 million and $31 million in 2019, 2018 and 2017, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $169 million at January 31, 2020, of which $83 million will be recognized in 2020, $71 million in 2021 and $15 million thereafter.  This results in these amounts being recognized over a weighted-average period of 2.7 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2019, 2018, and 2017 are as follows:

	2019	2018	2017
Weighted-average assumptions used:
Expected volatility	23.0%	23.3%	23.6%
Dividend yield	1.73%	1.71%	1.68%
Risk-free interest rate	2.28%	2.71%	2.14%
Expected term, in years	6.38	6.58	6.43

Weighted-average grant date fair value	$23.66	$21.12	$18.30

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $44 million, $36 million, and $77 million in 2019, 2018, and 2017, respectively.

Transactions related to stock options for the fiscal year ended January 31, 2020 are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at February 1, 2019	2,691	$70.87
Granted	683	108.95
Canceled, forfeited or expired	(189)	95.79
Exercised	(842)	54.04
Outstanding at January 31, 2020	2,343	$86.01	7.42	$70,977
Vested and expected to vest at January 31, 2020[1]	2,263	$85.29	7.36	$70,136
Exercisable at January 31, 2020	1,287	$72.86	6.28	$55,834

[1]	Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three-year period from the date of grant. Beginning in fiscal 2019, certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period. The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $109.04, $86.99, and $82.41 in 2019, 2018, and 2017, respectively. The total fair value of restricted stock awards vesting was approximately $64 million, $85 million, and $71 million in 2019, 2018, and 2017, respectively.

Transactions related to restricted stock awards for the fiscal year ended January 31, 2020 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 1, 2019	1,790	$81.16
Granted	1,136	109.04
Vested	(570)	72.26
Canceled or forfeited	(359)	90.86
Nonvested at January 31, 2020	1,997	$97.81

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2019, 2018, and 2017, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $175,000 for 2019, 2018 and 2017.  During 2018, the Company appointed a new Chairman of the Board who received an additional grant of deferred stock units. The award amount used to determine the additional units granted was $140,000. During 2019, 22,500 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $93.28, $95.83, and $80.22 in 2019, 2018, and 2017, respectively. The total fair value of deferred stock units vested was $2 million, $2 million, and $2 million in 2019, 2018, and 2017, respectively.  At January 31, 2020, there were 0.1 million deferred stock units outstanding, all of which were vested.

Performance Share Units

The Company issues performance share units classified as equity awards. Expense is recognized on a straight-line basis over the requisite service period, based on the probability of achieving the performance condition, with changes in expectations recognized as an adjustment to earnings in the period of the change.  Compensation cost is not recognized for performance share units that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed.  Performance share units do not have dividend rights. The Company uses historical data to estimate the timing and amount of forfeitures.

The Company’s performance share units are classified as equity and contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. For awards issued in fiscal 2019, the performance condition is primarily based on the achievement of the Company’s target return on invested capital (ROIC). For awards issued prior to fiscal 2019, the performance condition is primarily based on the achievement of the Company’s target return on non-cash average assets (RONCAA). These awards are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.

In fiscal 2016, the Company began issuing performance share units that contain a market condition modifier, in addition to having a performance and service condition. The performance condition for these awards continues to be based primarily on the achievement of the Company’s ROIC or RONCAA targets. The market condition is based on the Company’s total shareholder return (TSR) compared to the median TSR of companies listed in the S&P 500 Index over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2019 and 2018 are as follows:

	2019	2018
Weighted-average assumptions used:
Expected volatility	24.1%	22.8%
Dividend yield	1.89%	1.77%
Risk-free interest rate	2.28%	2.36%
Expected term, in years	2.84	2.81

In general, 0% to 200% of the Company’s performance share units vest at the end of a three year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $115.93, $82.22, and $91.50 in 2019, 2018, and 2017, respectively.  The total fair value of performance share units vesting was approximately $19 million, $13 million, and $31 million in 2019, 2018, and 2017, respectively.

Transactions related to performance share units classified as equity awards for the fiscal year ended January 31, 2020 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at February 1, 2019	613	$83.83
Granted	249	115.93
Vested	(171)	77.75
Canceled or forfeited	(122)	92.50
Nonvested at January 31, 2020	569	$97.86

¹
The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of January 31, 2020, the maximum number of nonvested units that could vest under the provisions of the agreements was 0.7 million for the RONCAA awards and 0.4 million for the ROIC awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three-year period from the date of grant. Beginning in fiscal 2019, certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $103.40, $80.32, and $75.44 in 2019, 2018, and 2017, respectively. The total fair value of restricted stock units vesting was approximately $9 million, $7 million, and $6 million in 2019, 2018, and 2017, respectively.

Transactions related to restricted stock units for the fiscal year ended January 31, 2020 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at February 1, 2019	329	$74.95
Granted	452	103.40
Vested	(82)	67.62
Canceled or forfeited	(193)	88.57
Nonvested at January 31, 2020	506	$96.39

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. The Company issued 0.8 million shares of common stock in 2019, 0.9 million shares of common stock in 2018, and 1.1 million shares of common stock in 2017 and recognized $13 million of share-based payment expense pursuant to the plan in 2019, 2018 and 2017.

NOTE 13: Employee Retirement Plans

The Company maintains a defined contribution retirement plan for eligible employees (the 401(k) Plan).  Eligible employees may participate in the 401(k) Plan thirty days after their original date of service.  Eligible employees hired or rehired prior to November 1, 2012, were automatically enrolled in the 401(k) Plan at a contribution rate of 1% of their pre-tax annual compensation unless they elected otherwise.  Eligible employees hired or rehired November 1, 2012, or later must make an active election to participate in the 401(k) Plan.  The Company makes contributions to the 401(k) Plan each payroll period, based upon a matching formula applied to employee deferrals (the Company Match).  Participants are eligible to receive the Company Match pursuant to the terms of the 401(k) Plan.  The Company Match varies based on how much the employee elects to defer up to a maximum of 4.25% of eligible compensation.  The Company Match is invested identically to employee contributions and is immediately vested.

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

The Company recognized expense associated with these employee retirement plans of $175 million, $164 million, and $174 million in 2019, 2018, and 2017, respectively.

NOTE 14: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2019	2018	2017
Statutory federal income tax rate [1]	21.0%	21.0%	33.7%
State income taxes, net of federal tax benefit	4.1	4.8	2.9
Valuation allowance	1.3	—	(0.6)
Goodwill impairment	—	5.5	—
Mexico impairment	(1.4)	1.5	—
Other, net	(1.1)	(1.0)	1.2
Effective tax rate	23.9%	31.8%	37.2%

[1]	The Company utilized a blended rate in 2017 due to the Tax Cuts and Job Act enacted on December 22, 2017.

The components of the income tax provision are as follows:

(In millions)	2019	2018	2017
Current:
Federal	$935	$963	$1,734
State	268	274	252
Total current [1]	1,203	1,237	1,986
Deferred:
Federal	121	(102)	60
State	18	(55)	(4)
Total deferred [1]	139	(157)	56
Total income tax provision	$1,342	$1,080	$2,042

[1]	Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	January 31, 2020	February 1, 2019
Deferred tax assets:
Self-insurance	$260	$252
Share-based payment expense	30	31
Deferred rent	—	58
Operating lease liabilities	1,377	—
Mexico impairment	—	74
Capital loss carryforwards	225	223
Net operating losses	273	239
Other, net	131	119
Total deferred tax assets	2,296	996
Valuation allowance	(561)	(569)
Net deferred tax assets	1,735	427

Deferred tax liabilities:
Operating lease assets	(1,198)	—
Property	(293)	(76)
Other, net	(28)	(57)
Total deferred tax liabilities	(1,519)	(133)

Net deferred tax asset	$216	$294

As of January 31, 2020, the Company reported a deferred tax asset of $225 million, for the capital loss realized in 2017 for U.S. federal income tax purposes related to the exit from the Company’s joint venture investment in Australia. Since no present or future capital gains have been identified through which the asset can be realized, the Company has a full valuation allowance against the deferred tax asset. For U.S. federal tax purposes, this loss has a five-year carryforward period expiring at the end of fiscal 2022.

As of January 31, 2020, the Company established a valuation allowance for RONA’s Canadian net deferred tax assets of $72 million. This was a result of management’s assessment of the available positive and negative evidence to estimate the realization of this entity’s existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 31, 2020. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present or if estimates of future taxable income are increased.
The Company operates as a branch in various foreign jurisdictions and cumulatively has incurred net operating losses of $738 million and $800 million as of January 31, 2020, and February 1, 2019, respectively.  These net operating losses are subject to expiration in 2026 through 2039.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of the foreign net deferred tax assets, the Company recorded cumulative valuation allowances of $246 million and $331 million as of January 31, 2020, and February 1, 2019, respectively.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(In millions)	2019	2018	2017
Unrecognized tax benefits, beginning of year	$10	$—	$6
Additions for tax positions of prior years	2	10	—
Reductions for tax positions of prior years	(3)	—	(2)
Settlements	(5)	—	(1)
Reductions due to a lapse in applicable statute of limitations	—	—	(3)
Unrecognized tax benefits, end of year	$4	$10	$—

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $3 million as of January 31, 2020, and $8 million as of February 1, 2019.

The Company recognized an insignificant amount of interest expense in 2019, $3 million of interest expense in 2018, and $3 million of interest income in 2017 related to uncertain tax positions. The Company had $1 million and $3 million of accrued interest related to uncertain tax positions as of January 31, 2020 and February 1, 2019, respectively.

Penalties recognized related to uncertain tax positions were insignificant for 2019, 2018, and 2017. Accrued penalties were also insignificant as of January 31, 2020 and February 1, 2019.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2014 to 2018. An audit of the Company’s Canadian operations by the Canada Revenue Agency for fiscal years 2015 and 2016 is on-going. The Company remains subject to income tax examinations for international income taxes for fiscal years 2014 through 2018. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2019, 2018, and 2017:

(In millions, except per share data)	2019	2018	2017
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$4,281	$2,314	$3,447
Less: Net earnings allocable to participating securities	(13)	(7)	(11)
Net earnings allocable to common shares, basic	$4,268	$2,307	$3,436
Weighted-average common shares outstanding	777	811	839
Basic earnings per common share	$5.49	$2.84	$4.09
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$4,281	$2,314	$3,447
Less: Net earnings allocable to participating securities	(13)	(7)	(11)
Net earnings allocable to common shares, diluted	$4,268	$2,307	$3,436
Weighted-average common shares outstanding	777	811	839
Dilutive effect of non-participating share-based awards	1	1	1
Weighted-average common shares, as adjusted	778	812	840
Diluted earnings per common share	$5.49	$2.84	$4.09

Stock options to purchase 0.9 million, 0.5 million, and 0.5 million shares of common stock for 2019, 2018, and 2017, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

As of January 31, 2020, the Company had non-cancellable commitments of $1.2 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2020, $723 million; 2021, $367 million; 2022, $73 million; 2023, $11 million; thereafter, $0 million.

At January 31, 2020, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $61 million. The majority of the Company’s letters of credit were issued for insurance and construction contracts.

NOTE 17: Related Parties

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $165 million in 2019, $156 million in 2018, and $149 million in 2017. Amounts payable to this vendor were insignificant at January 31, 2020 and February 1, 2019.

The Company’s President and Chief Executive Officer also serves on the Board of Directors of a vendor that provides transportation and business services to the Company. The Company purchased services from this vendor in the amount of $117 million in 2019 and $91 million in 2018. Amounts payable to this vendor were insignificant at January 31, 2020. This was not considered a related party relationship in 2017.

NOTE 18: Other Information

Net interest expense is comprised of the following:

(In millions)	2019	2018	2017
Long-term debt	$668	$582	$582
Lease obligations	30	58	56
Interest income	(27)	(28)	(16)
Interest capitalized	(1)	(3)	(5)
Interest on tax uncertainties	—	3	(3)
Other	21	12	19
Interest - net	$691	$624	$633

Supplemental disclosures of cash flow information:

(In millions)	2019	2018	2017
Cash paid for interest, net of amount capitalized	$671	$635	$654
Cash paid for income taxes, net	$1,423	$1,316	$1,673
Non-cash investing and financing activities:
Non-cash property acquisitions[1]	$441	$44	$97
Cash dividends declared but not paid	$420	$385	$340

1 See Note 5 for supplemental cash flow disclosures related to finance and operating leases.

Sales by product category:

	2019		2018		2017
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$9,989	14%	$9,485	13%	$8,687	13%
Lumber & Building Materials	9,745	14	9,767	14	8,978	13
Seasonal & Outdoor Living	6,890	10	6,669	9	6,479	9
Lawn & Garden	6,459	9	6,133	9	5,905	9
Rough Plumbing & Electrical	6,224	9	6,164	9	5,937	9
Kitchens & Bath	5,433	7	5,582	8	5,576	8
Tools	4,420	6	4,218	6	4,033	6
Millwork	4,192	6	4,050	6	3,975	6
Paint	4,125	6	3,962	6	3,955	6
Flooring	3,877	5	3,898	5	3,964	6
Hardware	3,467	5	3,362	5	3,298	5
Lighting	2,857	4	3,011	4	3,143	5
Décor	2,443	3	2,333	3	2,339	3
Other	2,027	2	2,675	3	2,350	2
Net sales	$72,148	100%	$71,309	100%	$68,619	100%
Note: Product category sales for prior periods have been reclassified to conform to the current year presentation.

NOTE 19: Subsequent Events

COVID-19

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, our Lowe’s operated home improvement stores remain open in both the US and Canada, subject to regulated or reduced store hours. We cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.
Credit Agreement

On March 23, 2020, the Company entered into an additional $1.020 billion five-year unsecured revolving credit agreement (the 2020 Credit Agreement) with a syndicate of banks. The Company must repay the aggregate principal amount of loans outstanding under the 2020 Credit Agreement on the termination date in effect at such time (currently March 23, 2025). The Company may request borrowings under the 2020 Credit Agreement that are denominated in U.S. Dollar, Euro, Sterling, Canadian Dollar and other currencies approved by the administrative agent and the lenders. Borrowings under the 2020 Credit Agreement will bear interest calculated according to a base rate or a Eurocurrency rate, plus an applicable margin.
Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2020 Credit Agreement, the Company may increase the aggregate availability by an additional $250 million.  The 2020 Credit Agreement contains customary representations, warranties, and covenants for a transaction of this type.

The 2020 Credit Agreement was used to refinance the 2019 Credit Agreement, as described in Note 9 above, and the Company terminated any commitments under the 2019 Credit Agreement as of March 23, 2020.
The 2020 Credit Agreement, in addition to the Second Amended and Restated Credit Agreement and the Credit Agreements, as defined in Note 9 above, support our commercial paper program in their respective years.  The amount available to be drawn under the 2020 Credit Agreement, the Second Amended and Restated Credit Agreement and the Credit Agreements is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the 2020 Credit Agreement as of March 23, 2020.

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2019 and 2018:

	2019
(In millions, except per share data)	First [1]	Second [2]	Third [3]	Fourth [4]
Net sales	$17,741	$20,992	$17,388	$16,027
Gross margin	5,581	6,740	5,640	4,981
Net earnings	1,046	1,676	1,049	509
Basic earnings per common share	1.31	2.14	1.36	0.67
Diluted earnings per common share	$1.31	$2.14	$1.36	$0.66

	2018
(In millions, except per share data)	First	Second [5]	Third [6]	Fourth [7]
Net sales	$17,360	$20,888	$17,415	$15,647
Gross margin	5,748	6,885	5,377	4,898
Net earnings/(loss)	988	1,520	629	(824)
Basic earnings/(loss) per common share	1.19	1.86	0.78	(1.03)
Diluted earnings/(loss) per common share	$1.19	$1.86	$0.78	$(1.03)

[1]	The first quarter of fiscal 2019 includes pre-tax operating losses of $12 million associated with the exit and ongoing wind-down of the Mexico retail operations.

[2]	The second quarter of fiscal 2019 includes pre-tax operating losses of $14 million associated with the exit and ongoing wind-down of the Mexico retail operations.

[3]
The third quarter of fiscal 2019 includes pre-tax charges totaling $53 million related to long-lived asset impairments associated with the Company’s strategic review of its Canadian operations, as well as pre-tax operating losses of $9 million associated with the exit and ongoing wind-down of the Mexico retail operations.

[4]
The fourth quarter of fiscal 2019 includes pre-tax operating costs and charges totaling $176 million related to inventory liquidation, accelerated depreciation and amortization, severance, and other costs associated with the Company’s decision to close 34 under-performing stores and take additional actions to improve future performance and profitability of its Canadian operations.

[5]
The second quarter of fiscal 2018 includes pre-tax charges totaling $230 million related to long lived asset impairments and discontinued projects associated with the Company’s decision to close all Orchard Supply Hardware locations.

[6]
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

[7]
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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Information About Our Executive Officers”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Corporate Governance”, and “Additional Information - Shareholder Proposals for the 2020 Annual Meeting” in the definitive Proxy Statement for the 2020 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended January 31, 2020 (the Proxy Statement).

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

Item 11 - Executive Compensation

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance – Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Tables”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance – Director Independence”, “Related Person Transactions”, and “Appendix A: Categorical Standards for Determination of Director Independence” in the Proxy Statement.

Item 14 - Principal Accountant Fees and Services

The information required by this item is furnished by incorporation by reference to the information under the heading “Audit Matters – Fees Paid to the Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 31, 2020:
Reserve for loss on obsolete inventory	$78	$27	[1]	$—		$105
Reserve for inventory shrinkage	222	533		(511)	[2]	244
Reserve for sales returns	194	—		—		194
Deferred tax valuation allowance	569	—		(8)	[4]	561
Self-insurance liabilities	953	1,711		(1,560)	[5]	1,104
Reserve for exit activities	361	—		(273)	[7]	88

February 1, 2019:
Reserve for loss on obsolete inventory	$77	$1	[1]	$—		$78
Reserve for inventory shrinkage	212	478		(468)	[2]	222
Reserve for sales returns	71	123	[3]	—		194
Deferred tax valuation allowance	475	94	[4]	—		569
Self-insurance liabilities	890	1,530		(1,467)	[5]	953
Reserve for exit activities	60	384		(83)	[6]	361

February 2, 2018:
Reserve for loss on obsolete inventory	$59	$18	[1]	$—		$77
Reserve for inventory shrinkage	189	456		(433)	[2]	212
Reserve for sales returns	71	—		—		71
Deferred tax valuation allowance	578	—		(103)	[4]	475
Self-insurance liabilities	831	1,547		(1,488)	[5]	890
Reserve for exit activities	66	19		(25)	[6]	60

[1]	Represents the net increase in the required reserve based on the Company’s evaluation of obsolete inventory.

[2]	Represents the actual inventory shrinkage experienced at the time of physical inventories.

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

[4]	Represents an increase/(decrease) in the required reserve based on the Company’s evaluation of deferred tax assets.

[5]	Represents claim payments for self-insured claims.

[6]	Represents lease payments, net of sublease income.

[7]	Primarily represents the elimination of exit activity reserves related to rent liabilities upon adoption of ASU 2016-02, Leases (Topic 842), as of February 2, 2019.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement, dated as of February 2, 2016, among Lowe’s Companies, Inc., Lowe’s Companies Canada, ULC and RONA inc.(1)	10-K	001-07898	2.1	March 29, 2016

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated January 25, 2019.	8-K	001-07898	3.1	January 28, 2019

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 3.750% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.10	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.11	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.12	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.13	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

4.14	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.15	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.16	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.17	Fifteenth Supplemental Indenture, dated as of April 5, 2019, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 3.650% Notes due April 5, 2029 and a form of 4.550% Notes due April 5, 2049.	8-K	001-07898	4.2	April 5, 2019

4.18	Second Amended and Restated Credit Agreement, dated as of September 10, 2018, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer, U.S. Bank National Association, as syndication agent and a letter of credit issuer, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 12, 2018

4.19	364-Day Credit Agreement, dated as of September 9, 2019, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 9, 2019

4.20	364-day term loan facility, dated as of January 3, 2020, by and between Lowe’s Companies, Inc. and Wells Fargo Bank, National Association.	8-K	001-07898	10.1	January 9, 2020

4.21	Description of Securities. ‡

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective July 1, 1994.*	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective January 31, 2009.*	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.4	Lowe’s Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.5	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe’s Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.7	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of January 1, 2005.*	10-K	001-07898	10.25	March 29, 2011

10.8	Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of December 31, 2008.*	10-K	001-07898	10.22	March 31, 2009

10.9	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.10	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.11	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.12	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.13	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.14	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.15	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.16	Amendment No. 7 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.16	April 4, 2017

10.17	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.18	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.19	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.20	Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.21	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Outside Directors.*	10-Q	001-07898	10.1	September 3, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of January 30, 2020.*‡

10.23	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.24	Amendment No. 1, dated as of May 4, 2017, to the Amended and Restated Credit Agreement, dated as of November 23, 2016, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, National Association, as syndication agent and a letter of credit issuer, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., SunTrust Bank and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.	10-Q	001-07898	10.1	June 6, 2017

10.25	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

10.26	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*	10-Q	001-07898	10.2	September 4, 2018

10.27	Offer Letter between Lowe’s Companies, Inc. and David M. Denton entered into on August 20, 2018.*	10-Q	001-07898	10.3	September 4, 2018

10.28	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier I Officers.*‡

10.29	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier I Officers.*	10-Q	001-07898	10.2	June 3, 2019

10.30	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier I Officers.*	10-Q	001-07898	10.6	June 3, 2019

10.31	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.7	September 4, 2018

10.32	Lowe’s Companies, Inc. Severance Plan for Senior Officers effective August 16, 2018.*	10-Q	001-07898	10.9	September 4, 2018

10.33	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*	10-Q	001-07898	10.6	December 6, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.34	Form of Lowe’s Companies, Inc. Officer Indemnification Agreement.*	10-K	001-07898	10.43	April 2, 2019

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Ninth Amendment to the Lowe’s 401(k) Plan, effective as of December 11, 2019 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).‡

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

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

LOWE’S COMPANIES, INC.
(Registrant)

March 23, 2020	By: /s/ Marvin R. Ellison
Date	Marvin R. Ellison President and Chief Executive Officer

March 23, 2020	By: /s/ David M. Denton
Date	David M. Denton Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints David M. Denton and Ross W. McCanless, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Richard W. Dreiling	Chairman of the Board	March 23, 2020
Richard W. Dreiling		Date

/s/ Marvin R. Ellison	President, Chief Executive Officer and Director	March 23, 2020
Marvin R. Ellison		Date

/s/ Raul Alvarez	Director	March 23, 2020
Raul Alvarez		Date

/s/ David H. Batchelder	Director	March 23, 2020
David H. Batchelder		Date

/s/ Angela F. Braly	Director	March 23, 2020
Angela F. Braly		Date

/s/ Sandra B. Cochran	Director	March 23, 2020
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	March 23, 2020
Laurie Z. Douglas		Date

/s/ James H. Morgan	Director	March 23, 2020
James H. Morgan		Date

/s/ Brian C. Rogers	Director	March 23, 2020
Brian C. Rogers		Date

/s/ Bertram L. Scott	Director	March 23, 2020
Bertram L. Scott		Date

/s/ Lisa W. Wardell	Director	March 23, 2020
Lisa W. Wardell		Date

/s/ Eric C. Wiseman	Director	March 23, 2020
Eric C. Wiseman		Date