Form 10-Q
period 2020-05-01
LOWES COMPANIES INC
filed 2020-05-28
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/26/2020
Common Stock, $0.50 par value	755,002,775

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

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

A wide variety of potential risks, uncertainties and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, inflation or deflation of commodity prices, recently enacted, proposed or threatened tariffs, any disruptions caused by our recent management and key personnel changes, and other factors that can negatively affect our customers, as well as our ability to: (i) respond to adverse trends in the housing industry, a reduced rate of growth in household formation, and slower rates of growth in housing renovation and repair activity, as well as uneven recovery in commercial building activity; (ii) secure, develop, and otherwise implement new technologies and processes necessary to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence and enhance our efficiency and otherwise successfully execute on our strategy and implement our strategic initiatives, including acquisitions, dispositions and the closing of certain stores and facilities; (iii) attract, train, and retain highly-qualified associates; (iv) manage our business effectively as we adapt our operating model to meet the changing expectations of our customers; (v) maintain, improve, upgrade and protect our critical information systems from system outages, data security breaches, ransomware and other cyber threats; (vi) respond to fluctuations in the prices and availability of services, supplies, and products; (vii) respond to the growth and impact of competition; (viii) address changes in existing or new laws or regulations that affect consumer credit, employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues or privacy and data protection; (ix) positively and effectively manage our public image and reputation and respond appropriately to unanticipated failures to maintain a high level of product and service quality that could result in a negative impact on customer confidence and adversely affect sales; (x) effectively manage our relationships with selected suppliers of brand name products and key vendors and service providers, including third-party installers; and (xi) respond successfully to the challenges presented by the COVID-19 pandemic and its economic effects. In addition, we could experience impairment losses and other charges if either the actual results of our operating stores are not consistent with the assumptions and judgments we have made in estimating future cash flows and determining asset fair values, or we are required to reduce the carrying amount of our investment in certain unconsolidated entities. With respect to acquisitions and dispositions, potential risks include the effect of such transactions on Lowe’s and the target company’s or operating business’s strategic relationships, operating results and businesses generally; our ability to integrate or divest personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; increasing or decreasing the scope, geographic diversity, and complexity of our operations; significant integration or disposition costs or unknown liabilities; and failure to realize the expected benefits of the transaction. For more information about these and other risks and uncertainties that we are exposed to, you should read “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the SEC) and the description of material changes thereto, if any, included in our Quarterly Reports on Form 10-Q or subsequent filings with the SEC.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	May 1, 2020	May 3, 2019	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$5,955	$2,973	$716
Short-term investments	201	190	160
Merchandise inventory – net	14,283	15,026	13,179
Other current assets	1,487	1,146	1,263
Total current assets	21,926	19,335	15,318
Property, less accumulated depreciation	18,501	18,150	18,669
Operating lease right-of-use assets	3,876	3,926	3,891
Long-term investments	300	235	372
Deferred income taxes – net	215	495	216
Other assets	1,014	1,078	1,005
Total assets	$45,832	$43,219	$39,471

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$1,000	$—	$1,941
Current maturities of long-term debt	604	1,008	597
Current operating lease liabilities	506	500	501
Accounts payable	10,841	11,485	7,659
Accrued compensation and employee benefits	982	769	684
Deferred revenue	1,212	1,376	1,219
Other current liabilities	3,180	2,643	2,581
Total current liabilities	18,325	17,781	15,182
Long-term debt, excluding current maturities	20,200	16,542	16,768
Noncurrent operating lease liabilities	3,915	4,064	3,943
Deferred revenue – extended protection plans	915	837	894
Other liabilities	761	759	712
Total liabilities	44,116	39,983	37,499

Shareholders' equity:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 755 million, 795 million, and 763 million shares, respectively	377	397	381
Capital in excess of par value	10	—	—
Retained earnings	1,722	3,095	1,727
Accumulated other comprehensive loss	(393)	(256)	(136)
Total shareholders' equity	1,716	3,236	1,972
Total liabilities and shareholders' equity	$45,832	$43,219	$39,471

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 1, 2020		May 3, 2019
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$19,675	100.00	$17,741	100.00
Cost of sales	13,162	66.90	12,160	68.54
Gross margin	6,513	33.10	5,581	31.46
Expenses:
Selling, general and administrative	4,196	21.32	3,862	21.77
Depreciation and amortization	326	1.66	302	1.70
Operating income	1,991	10.12	1,417	7.99
Interest – net	205	1.04	162	0.92
Pre-tax earnings	1,786	9.08	1,255	7.07
Income tax provision	449	2.28	209	1.17
Net earnings	$1,337	6.80	$1,046	5.90

Weighted average common shares outstanding – basic	755		796
Basic earnings per common share	$1.76		$1.31
Weighted average common shares outstanding – diluted	756		797
Diluted earnings per common share	$1.76		$1.31

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 1, 2020		May 3, 2019
	Amount	% Sales	Amount	% Sales
Net earnings	$1,337	6.80	$1,046	5.90
Foreign currency translation adjustments – net of tax	(159)	(0.82)	(33)	(0.18)
Cash flow hedges – net of tax	(102)	(0.52)	(15)	(0.09)
Other	4	0.03	—	—
Other comprehensive loss	(257)	(1.31)	(48)	(0.27)
Comprehensive income	$1,080	5.49	$998	5.63

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
In Millions

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings				1,337		1,337
Other comprehensive loss					(257)	(257)
Cash dividends declared, $0.55 per share				(415)		(415)
Share-based payment expense			23			23
Repurchase of common stock	(10)	(5)	(15)	(927)		(947)
Issuance of common stock under share-based payment plans	2	1	2			3
Balance May 1, 2020	755	$377	$10	$1,722	$(393)	$1,716

Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change				(263)		(263)
Net earnings				1,046		1,046
Other comprehensive loss					(47)	(47)
Cash dividends declared, $0.48 per share				(382)		(382)
Share-based payment expense			39			39
Repurchase of common stock	(8)	(5)	(70)	(758)		(833)
Issuance of common stock under share-based payment plans	2	1	31			32
Balance May 3, 2019	795	$397	$—	$3,095	$(256)	$3,236
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 1, 2020	May 3, 2019
Cash flows from operating activities:
Net earnings	$1,337	$1,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	373	337
Noncash lease expense	116	114
Deferred income taxes	46	(106)
Loss (gain) on property and other assets – net	17	(2)
Share-based payment expense	27	42
Changes in operating assets and liabilities:
Merchandise inventory – net	(1,183)	(2,478)
Other operating assets	(206)	(275)
Accounts payable	3,207	3,199
Other operating liabilities	716	260
Net cash provided by operating activities	4,450	2,137

Cash flows from investing activities:
Purchases of investments	(70)	(3)
Proceeds from sale/maturity of investments	107	54
Capital expenditures	(328)	(205)
Proceeds from sale of property and other long-term assets	25	24
Other – net	(22)	(1)
Net cash used in investing activities	(288)	(131)

Cash flows from financing activities:
Net change in commercial paper	(941)	(722)
Net proceeds from issuance of debt	3,961	2,972
Repayment of debt	(543)	(616)
Proceeds from issuance of common stock under share-based payment plans	4	32
Cash dividend payments	(420)	(385)
Repurchase of common stock	(966)	(826)
Other – net	(3)	(9)
Net cash provided by financing activities	1,092	446

Effect of exchange rate changes on cash	(15)	(2)

Net increase in cash and cash equivalents, including cash classified within current assets held for sale	5,239	2,450
Less: Net decrease in cash classified within current assets held for sale	—	12
Net increase in cash and cash equivalents	5,239	2,462
Cash and cash equivalents, beginning of period	716	511
Cash and cash equivalents, end of period	$5,955	$2,973

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements (unaudited), in the opinion of management, contain all adjustments necessary to present fairly the financial position as of May 1, 2020, and May 3, 2019, the results of operations, comprehensive income, shareholders’ equity, and cash flows for the three months ended May 1, 2020, and May 3, 2019. The January 31, 2020 consolidated balance sheet was derived from the audited financial statements.

These interim consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, including the addition of cash flow hedges – net of tax on the consolidated statements of comprehensive income and the inclusion of goodwill within other assets on the consolidated balance sheets.

Accounting Pronouncements Not Yet Adopted

Recent accounting pronouncements pending adoption are not expected to have a material impact on the Company.

Note 2: Revenue - Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	May 1, 2020	May 3, 2019
Products	$19,020	$16,900
Services	399	554
Other	256	287
Net sales	$19,675	$17,741

Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise. This occurs at the time of in-store purchase, in-store or curbside pick-up, or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets. Anticipated sales returns reflected in other current liabilities were $352 million at May 1, 2020, and $287 million at May 3, 2019. The associated right of return assets reflected in other current assets were $226 million at May 1, 2020, and $190 million at May 3, 2019.
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

Deferred revenue - retail
Deferred revenue is presented for merchandise in which control has not yet transferred to the customer and for services that have not yet been provided, but for which tender has been accepted. Deferred revenue is recognized in sales either at a point in time when the customer obtains control of merchandise through in-store pick-up, curbside pickup, or delivery, or over time as services are provided to the customer. Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $774 million at May 1, 2020, and $935 million at May 3, 2019. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Deferred revenue - stored-value cards
The Company defers revenues from stored-value cards, which include gift cards and returned merchandise credits, and recognizes revenue into sales when the cards are redeemed.  The liability associated with outstanding stored-value cards was $438 million and $441 million at May 1, 2020, and May 3, 2019, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. The Company recognizes income from unredeemed stored-value cards in proportion to the pattern of rights exercised by the customer. Amounts recognized as breakage were insignificant for the three months ended May 1, 2020, and May 3, 2019.
Deferred revenue - extended protection plans
The Company defers revenues for its separately-priced extended protection plan contracts, which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from extended protection plan sales on a straight-line basis over the respective contract term.  Extended protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable. Deferred revenue from extended protection plans recognized into sales were $107 million for the three months ended May 1, 2020, and $99 million for the three months ended May 3, 2019. Incremental direct acquisition costs associated with the sale of extended protection plans are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at May 1, 2020, and May 3, 2019, respectively.  The Company’s extended protection plan deferred costs are included in other assets (noncurrent) on the consolidated balance sheets.  All other costs, such as costs of services performed under the contract, general and administrative expenses, and advertising expenses are expensed as incurred.
The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $36 million for the three months ended May 1, 2020, and $48 million for the three months ended May 3, 2019.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	May 1, 2020		May 3, 2019
(In millions)	Net Sales	%	Net Sales	%
Home Décor ¹	$6,930	35	$6,336	36
Hardlines ²	6,433	33	5,555	31
Building Products ³	5,965	30	5,397	30
Other	347	2	453	3
Total	$19,675	100	$17,741	100
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.

[1]	Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint

[2]	Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

[3]	Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended
	May 1, 2020	May 3, 2019
United States	$18,760	$16,647
International	915	1,094
Net Sales	$19,675	$17,741

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 1, 2020, May 3, 2019, and January 31, 2020. The fair values of these instruments approximated amortized costs.

		Fair Value Measurements at
(In millions)	Measurement Level	May 1, 2020	May 3, 2019	January 31, 2020
Assets:
Short-term investments:
Available-for-sale debt securities
U.S. Treasury securities	Level 1	$133	$—	$13
Money market funds	Level 1	33	156	105
Corporate debt securities	Level 2	28	12	23
Agency securities	Level 2	7	22	19
Total short-term investments		$201	$190	$160
Long-term investments:
Available-for-sale debt securities
U.S. Treasury securities	Level 1	$214	$26	$280
Corporate debt securities	Level 2	56	181	62
Agency securities	Level 2	30	28	30
Total long-term investments		$300	$235	$372

Liabilities:
Other current liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$15	$—	$11
Total other current liabilities		$15	$—	$11
Other liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$17	$—	$—
Total other liabilities		$17	$—	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 1, 2020, and May 3, 2019, the Company had no significant measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, accrued liabilities, and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	May 1, 2020		May 3, 2019		January 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$20,106	$23,209	$17,090	$17,261	$16,648	$18,808
Mortgage notes (Level 2)	5	5	6	6	5	6
Long-term debt (excluding finance lease obligations)	$20,111	$23,214	$17,096	$17,267	$16,653	$18,814

Note 4: Restricted Investment Balances - Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $201 million at May 1, 2020, $190 million at May 3, 2019, and $160 million at January 31, 2020.

Restricted balances included in long-term investments were $300 million at May 1, 2020, $235 million at May 3, 2019, and $372 million at January 31, 2020.

Note 5: Property and Accumulated Depreciation - Property is shown net of accumulated depreciation of $17.4 billion at May 1, 2020, $17.3 billion at May 3, 2019, and $17.3 billion at January 31, 2020. The Company recognized depreciation expense, inclusive of amounts presented in cost of sales and depreciation and amortization, of $359 million for the three months ended May 1, 2020, and $324 million for the three months ended May 3, 2019.

Note 6: Short-Term Borrowings - In March 2020, the Company entered into a $1.02 billion five-year unsecured revolving credit agreement (the 2020 Credit Agreement) with a syndicate of banks. In connection with the 2020 Credit Agreement, the Company refinanced the 364-Day Credit Agreement (2019 Credit Agreement), dated as of September 9, 2019, and terminated any commitments under the 2019 Credit Agreement as of March 23, 2020. Borrowings under the 2020 Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate plus an applicable margin. The 2020 Credit Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those financial covenants at May 1, 2020.

The 2020 Credit Agreement, along with the $1.98 billion five year unsecured second amended and restated credit agreement (Second Amended and Restated Credit Agreement) entered into in September 2018, supports the Company’s commercial paper program.  The amounts available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of May 1, 2020, and May 3, 2019, there were no outstanding borrowings under the 2020 Credit Agreement, Second Amended and Restated Credit Agreement, or the Company’s commercial paper program. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement was $3.0 billion as of May 1, 2020.
As of May 1, 2020, the Company held a $1.0 billion unsecured 364-day term loan facility (Term Loan) entered in January 2020 that matures in December 2020. The weighted average interest rate of outstanding borrowings on the Term Loan was 1.86% as of May 1, 2020.
Note 7: Long-Term Debt - On March 26, 2020, the Company issued $4.0 billion of unsecured fixed rate notes as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$750	April 2025	4.000%	$4
$1,250	April 2030	4.500%	$12
$750	April 2040	5.000%	$10
$1,250	April 2050	5.125%	$13

Interest on the notes is payable semiannually in arrears in April and October of each year until maturity.

The indenture governing the notes contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

Note 8: Derivative Instruments - The Company utilizes derivative financial instruments to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company held forward interest rate swaps with notional amounts totaling $638 million at May 1, 2020, and $770 million at January 31, 2020. The Company did not hold forward interest rate swaps at May 3, 2019. See Note 3, Fair Value Measurements, for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to forward interest rate swaps are included within operating activities in the accompanying consolidated statements of cash flows.

The Company accounts for these contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive loss, net of tax effects, in the consolidated statements of comprehensive income and is recognized in earnings when the underlying hedged transaction impacts the consolidated statements of earnings. A summary of the gain/(loss) on forward interest rate swap derivatives designated as cash flow hedges recorded in other comprehensive loss and earnings for the three months ended May 1, 2020, and May 3, 2019, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended
	May 1, 2020	May 3, 2019
Other comprehensive loss
Cash flow hedges - net of tax	$(104)	$(15)
Net earnings
Interest - net	$1	$—

Note 9: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. As of May 1, 2020, the Company had $8.7 billion remaining in its share repurchase program.

In February 2020, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $500 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution using cash on hand and took delivery of 3.9 million shares. The Company finalized the transaction and received an additional 1.6 million shares prior to the end of the first quarter.

Under the terms of the ASR agreement, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution. The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limit the number of shares the Company would be required to deliver.

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

In addition, during the three months ended May 1, 2020, the Company repurchased shares of its common stock through the open market totaling 4.0 million shares for a cost of $440 million.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three months ended May 1, 2020, and May 3, 2019 were as follows:

	Three Months Ended
	May 1, 2020		May 3, 2019
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	9.5	$940	8.0	$818
Shares withheld from employees	0.1	7	0.1	13
Total share repurchases	9.6	$947	8.1	$831

[1]
Reductions of $927 million and $758 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended May 1, 2020, and May 3, 2019, respectively.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended May 1, 2020, and May 3, 2019:

	Three Months Ended
(In millions, except per share data)	May 1, 2020	May 3, 2019
Basic earnings per common share:
Net earnings	$1,337	$1,046
Less: Net earnings allocable to participating securities	(4)	(3)
Net earnings allocable to common shares, basic	$1,333	$1,043
Weighted-average common shares outstanding	755	796
Basic earnings per common share	$1.76	$1.31
Diluted earnings per common share:
Net earnings	$1,337	$1,046
Less: Net earnings allocable to participating securities	(4)	(3)
Net earnings allocable to common shares, diluted	$1,333	$1,043
Weighted-average common shares outstanding	755	796
Dilutive effect of non-participating share-based awards	1	1
Weighted-average common shares, as adjusted	756	797
Diluted earnings per common share	$1.76	$1.31

Stock options to purchase 1.0 million and 0.6 million shares of common stock were anti-dilutive for the three months ended May 1, 2020, and May 3, 2019, respectively.

Note 11: Income Taxes - The Company’s effective income tax rates were 25.1% for the three months ended May 1, 2020, and 16.6% for the three months ended May 3, 2019. The increase in the effective tax rate for the quarter is primarily due to a favorable tax benefit recorded during the first quarter of 2019 associated with the planned exit of the Mexico retail operations.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 1, 2020	May 3, 2019
Long-term debt	$187	$154
Short-term borrowings	10	6
Finance lease obligations	8	7
Interest income	(5)	(7)
Other	5	2
Interest – net	$205	$162

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 1, 2020	May 3, 2019
Cash paid for interest, net of amount capitalized	$345	$287
Cash paid for income taxes – net	$9	$19
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$34	$3
Leased assets obtained in exchange for new operating lease liabilities	$153	$145
Cash dividends declared but not paid	$416	$382

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 1, 2020 and May 3, 2019, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal three-month periods ended May 1, 2020 and May 3, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2020, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 23, 2020, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842). In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
May 28, 2020

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 1, 2020, and May 3, 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2019. This discussion and analysis is presented in six sections:

•	Executive Overview

•	Operations

•	Financial Condition, Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Performance Overview

Net sales in the first quarter of 2020 increased 10.9% to $19.7 billion compared to net sales of $17.7 billion in the first quarter of 2019. The increase in total sales was driven by an increase in comparable sales. Net earnings in the first quarter of 2020 increased 27.8% to $1.3 billion compared to net earnings of $1.0 billion in the first quarter of 2019. Diluted earnings per common share increased 34.7% in the first quarter of 2020 to $1.76 from $1.31 in the first quarter of 2019. Excluding the impact of operating costs related to the Canada restructuring, adjusted diluted earnings per common share increased 44.6% to $1.77 in the first quarter of 2020 from adjusted diluted earnings per common share of $1.22 in the first quarter of 2019 (see the discussion of non-GAAP financial measures).

For the first three months of 2020, cash flows from operating activities were approximately $4.5 billion, while $328 million was used for capital expenditures. In addition, during the first three months of 2020, we repurchased $947 million of common stock through our share repurchase program; however, during the quarter, we decided to suspend our share repurchases and do not currently anticipate any additional share repurchases in fiscal 2020. We remain committed to returning capital to our shareholders through our dividend program and paid $420 million in dividends during the first quarter of 2020.

Overall, customer demand exceeded our expectations during the first quarter of 2020, during a time of global economic uncertainty due to the COVID-19 pandemic, particularly in the latter half of the quarter. We experienced a comparable sales increase of 11.2% and broad-based growth with all 15 U.S. regions generating positive comparable sales. Fourteen of fifteen product categories generated positive comparable sales with weakness limited to interior installation-heavy product in Kitchens & Bath as consumers were reluctant to invite people into their homes.

COVID-19 Response

As a Company, we began the first quarter focused on executing our retail strategy; however, we rapidly re-prioritized our first quarter objectives to address the impacts of COVID-19. With the onset of COVID-19, our focus shifted from running a business to achieve our financial plan to functioning as an essential retailer operating in a pandemic with three key priorities as follows:

1.	Creating a safe store environment for our associates and customers,

2.	Providing support for our community, including health care providers and first responders, and

3.	Financially supporting our associates during this unprecedented time.

We implemented a number of measures to facilitate a safer store environment including shortening our store hours, adding signage and floor markers, adding social distancing ambassadors to monitor customer traffic flow, implementing more stringent cleaning procedures, installing plexiglass shields at the point-of-sale areas, and distributing gloves and masks to our associates to wear during their shifts. We incurred $342 million of COVID-19 related expenses in the first quarter for support for our associates, vendors, and communities. This support included two special payments to hourly associates to help with unexpected expenses, as well as a $2 per hour temporary wage increase for hourly associates during the month of April. We also offered fourteen days of emergency paid leave for all associates who needed it, with an additional two weeks paid leave for those at higher risk for severe illness, and provided telemedicine services to all our associates and their families. In addition, within our communities, we began donating essential protective product to help protect first responders and front-line medical workers.

Our strategic investments and intense focus on our retail fundamentals over the past eighteen months have enabled us to respond more effectively in this rapidly changing environment, and we established the agility to be able to provide our customers with the essential products they need to keep their homes safe and functional. Our associates were able to leverage their SMART mobile devices to fulfill Buy Online Pick-up In Store and Curbside Pick-up more efficiently. In addition, our new customer-centric scheduling system allowed us to monitor store traffic and associate availability to customize priorities based on store capacity levels.

Supply Chain

Our previous inventory investments gave us a strong in-stock position for Pro and seasonal products. Our supply chain organization also met the unprecedented customer demand in the first quarter, partly due to the efforts put forth in the past year to bolster our international and domestic carrier network which allowed us to manage through the global health crisis without transportation interruptions.  We also leveraged cross-functional collaboration and partnership with vendors to redirect product where necessary.  Finally, technology improvements that we previously implemented across our supply chain have created better visibility for our stores with regard to product availability.

Looking Forward

While we are pleased with the strong performance for the quarter, we have limited visibility into future business trends. The volume of demand in future periods is uncertain as it is difficult to predict the duration and spread of the COVID-19 pandemic or its impact on our operations and supply chain for the remainder of the year.

We are continuing to prioritize investment in the business for future growth, and in certain cases, we have re-prioritized some capital projects to focus on the near-term improvement of our omni-channel capabilities. We also continue to focus on completing our Google Cloud migration in the second quarter to ensure we build a strong infrastructure for Lowes.com. Although our future environment is unpredictable, we are confident in our ability to execute and continue to provide the essential products and services our communities need. We remain committed to serving our customers and communities in the coming months as we navigate the public health challenge of COVID-19.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	May 1, 2020	May 3, 2019	2020 vs. 2019	2020 vs. 2019
Net sales	100.00%	100.00%	N/A	10.9%
Gross margin	33.10	31.46	164	16.7
Expenses:
Selling, general and administrative	21.32	21.77	(45)	8.6
Depreciation and amortization	1.66	1.70	(4)	7.9
Operating income	10.12	7.99	213	40.5
Interest – net	1.04	0.92	12	26.2
Pre-tax earnings	9.08	7.07	201	42.4
Income tax provision	2.28	1.17	111	115.5
Net earnings	6.80%	5.90%	90	27.8%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

Beginning on February 1, 2020, the Company changed the basis in which it presents the comparable sales metric. The current metric is presented on a transacted basis when tender is accepted from a customer. Prior to this change, the Company’s comparable sales metric was based on when control of the good or service passed to the customer, which included timing impacts of deferred sales. These timing impacts have historically had an insignificant impact on annual comparable sales. The purpose of the change was to align the metric with how the Lowe’s management team evaluates the business throughout the year and views performance relative to peers. For the three months ended May 1, 2020, and May 3, 2019, the impact of excluding deferred sales decreased the comparable sales metric by 60 basis points and 30 basis points, respectively. The comparable sales metric for the three months ended May 3, 2019 has been recast to conform to the current year presentation.

	Three Months Ended
Other Metrics	May 1, 2020	May 3, 2019
Comparable sales increase [1]	11.2%	3.2%
Total customer transactions (in millions)	233	230
Average ticket [2]	$84.38	$77.19
At end of period:
Number of stores	1,970	2,002
Sales floor square feet (in millions)	208	209
Average store size selling square feet (in thousands) [3]	106	104
Net earnings to average debt and equity [4]	17.2%	9.2%
Return on invested capital [4]	19.7%	11.5%

[1]
A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales include online sales, which positively impacted first quarter fiscal 2020 and first quarter fiscal 2019 comparable sales by approximately 430 basis points and 70 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.

[2]	Average ticket is defined as net sales divided by the total number of customer transactions.

[3]
Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112 thousand square feet of retail selling space.

[4]
Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and equity is the most comparable GAAP ratio. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items, as further described below, not contemplated in the Company’s business outlooks for the first quarter of fiscal 2020 and fiscal 2019. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

Fiscal 2020 Impacts

•
Beginning in the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and in the fourth quarter of fiscal 2019, the Company announced additional actions to improve future performance and profitability of its Canadian operations. As a result of this review and related actions, during the three months ended May 1, 2020, the Company recognized $9 million of pre-tax operating costs related to exit costs (Canada restructuring).

Fiscal 2019 Impacts

•
Prior to the beginning of fiscal 2019, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business through liquidation. That decision resulted in an $82 million tax benefit in the first quarter, partially offset by $12 million in pre-tax operating losses associated with the exit and ongoing wind-down of the Mexico retail operations (Mexico adjustments).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies for this or similar non-GAAP financial measures. Accordingly, this non-GAAP measure may not be comparable to the measures used by other companies.

	Three Months Ended
	May 1, 2020			May 3, 2019
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$1.76			$1.31
Non-GAAP adjustments – per share impacts
Canada restructuring	0.01	—	0.01	—	—	—
Mexico adjustments	—	—	—	0.01	(0.10)	(0.09)
Adjusted diluted earnings per share			$1.77			$1.22

Return on Invested Capital

Return on Invested Capital (ROIC) is calculated using a non-GAAP financial measure. We believe ROIC is a meaningful metric for investors because it represents management’s measure of how effectively the Company is using capital to generate profits. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC.  Accordingly, the method used by our management may differ from the methods used by other companies.  We encourage you to understand the methods used by another company to calculate ROIC before comparing its ROIC to ours.

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

	For the Periods Ended
(In millions, except percentage data)	May 1, 2020	May 3, 2019
Calculation of Return on Invested Capital
Numerator
Net Earnings	$4,572	$2,372
Plus:
Interest expense – net	733	626
Operating lease interest	189	201
Provision for income taxes	1,583	972
Lease adjusted net operating profit	7,077	4,171
Less:
Income tax adjustment [1]	1,820	1,212
Lease adjusted net operating profit after tax	$5,257	$2,959

Denominator
Average debt and equity [2]	$26,645	$25,676
Net earnings to average debt and equity	17.2%	9.2%
Return on invested capital	19.7%	11.5%

[1]	Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 25.7% and 29.1% for the periods ended May 1, 2020, and May 3, 2019, respectively.

[2]
Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Results of Operations

Net Sales – Net sales in the first quarter of 2020 increased 10.9% to $19.7 billion. The increase in total sales was primarily driven by comparable sales growth and new stores, partially offset by closed locations. Comparable sales increased 11.2% over the same period, driven by a 9.6% increase in comparable average ticket and a 1.6% increase in comparable customer transactions.

During the first quarter of 2020, we experienced comparable sales increases in fourteen of fifteen product categories with strength in performance across both do-it-yourself (DIY) and Pro customers. Comparable sales were above the Company average in Paint, Lawn & Garden, Lumber, Hardware, Tools, Appliances, and Seasonal & Outdoor Living. During the quarter, we saw very strong COVID-related demand for essential cleaning products, along with other home necessities such as refrigerators, freezers and DIY home repair products. As customers began isolating in their homes this quarter, they engaged in a variety of projects which drove double-digit comparable sales in core spring-related categories, as well as Paint, and critical repair and maintenance categories. Favorable weather driven demand was a key driver in Lawn & Garden and Seasonal & Outdoor Living categories. Lumber experienced double-digit comparable sales, with strong unit demand from both DIY and Pro customers, as well as benefited from our improved investments in job lot quantities. Product categories with heavy in-home installation, such as Kitchens & Bath, experienced softness during the quarter. Geographically, all 15 U.S. regions experienced positive comparable sales with the strongest results in the West and South.

Gross Margin – For the first quarter of 2020, gross margin as a percentage of sales increased 164 basis points. The gross margin increase for the quarter is driven by approximately 110 basis points of total rate improvement, comprised of 150 basis points due to rate mitigation strategies, partially offset by 40 basis points of deleverage due to tariff pressure. In addition to these rate improvement measures, gross margin increased 55 basis points due to a favorable product mix as demand shifted away from lower margin categories.

SG&A – For the first quarter of 2020, SG&A expense leveraged 45 basis points as a percentage of sales compared to the first quarter of 2019. This is primarily driven by approximately 105 basis points of leverage in retail operating salaries due to increased sales and reduced operating hours, 40 basis points of leverage in advertising due primarily to timing shifts as a result of COVID-19, and 25 basis points of leverage in employee insurance resulting from lower claims due to COVID-19 deferral of elective medical care. This was partially offset by 130 basis points of deleverage due to COVID-19 related compensation, including hourly employee special payments to help with unexpected expenses, temporary time off, and an additional $2 per hour temporary wage increase in the month of April.

Depreciation and Amortization – Depreciation and amortization leveraged 4 basis points for the first quarter of 2020 compared to the prior year primarily due to an increase in sales during the period. Property, less accumulated depreciation, increased to $18.5 billion at May 1, 2020, compared to $18.2 billion at May 3, 2019. As of May 1, 2020 and May 3, 2019, we owned 84% and 83% of our stores, respectively, which included stores on leased land.

Interest – Net – Interest expense for the first quarter of 2020 increased primarily as a result of the issuance of $4.0 billion unsecured notes in March 2020 and the $1.0 billion term loan entered in January 2020.

Income Tax Provision – Our effective income tax rates were 25.1% and 16.6% for the three months ended May 1, 2020, and May 3, 2019, respectively. The increase in the effective tax rate for the quarter is primarily due to a favorable tax benefit recorded during the first quarter of 2019 associated with a change in approach to pursue a sale of the Mexico operations through liquidation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, supplemented with our short-term and long-term borrowings, have been sufficient to fund our operations while allowing us to make strategic investments that will grow our business, and to return excess cash to shareholders in the form of dividends and share repurchases. We have also bolstered our liquidity to plan for unforeseen disruptions with a $4.0 billion unsecured notes issuance and a net increase in the capacity of our revolving credit facilities by $770 million, as further described below. We believe that our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due, and pay dividends over the next 12 months. Due to the uncertainty caused by the COVID-19 pandemic, we have suspended our share repurchases and do not anticipate any additional share repurchases in fiscal 2020 beyond what we executed in the first quarter.

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	May 1, 2020	May 3, 2019
Net cash provided by operating activities	$4,450	$2,137

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the three months ended May 1, 2020, versus the three months ended May 3, 2019, was driven primarily by higher net earnings and changes in working capital. Inventory increased for the first three months of 2020 by $1.2 billion, compared to an increase for the first three months of 2019 of $2.5 billion, driving an additional $1.3 billion in operating cash flows for the first quarter of fiscal 2020, primarily due to an earlier spring demand caused by COVID-19 related product purchasing and favorable weather. Additionally, accounts payable and other operating liabilities increased operating cash flow for the first three months of 2020 by approximately $3.9 billion, compared to an increase of approximately $3.5 billion for the first three months of 2019.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	May 1, 2020	May 3, 2019
Net cash used in investing activities	$(288)	$(131)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and investments.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, existing stores, and expansion plans. The following table provides our capital expenditures for the three months ended May 1, 2020, and May 3, 2019:

	Three Months Ended
(In millions)	May 1, 2020	May 3, 2019
Existing store investments [1]	$266	$147
Strategic initiatives [2]	40	17
New stores, new corporate facilities and international [3]	22	41
Total capital expenditures	$328	$205

[1]	Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.

[2]	Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term.

[3]
Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects and new corporate facilities projects, as well as expenditures related to our international operations.

Our 2020 capital expenditures forecast is approximately $1.6 billion.

Cash Flows Used in Financing Activities

	Three Months Ended
(In millions)	May 1, 2020	May 3, 2019
Net cash provided by financing activities	$1,092	$446

Net cash provided by financing activities primarily consists of transactions related to our long-term debt, short-term borrowings, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

In January 2020, we entered into a $1.0 billion unsecured 364-day term loan facility (the Term Loan), which has a maturity date of December 31, 2020. Outstanding borrowings under the Term Loan were $1.0 billion, with an interest rate of 1.86%, as of May 1, 2020.

In March 2020, we entered into a $1.02 billion five year unsecured revolving credit agreement (the 2020 Credit Agreement) with a syndicate of banks. The 2020 Credit Agreement has a maturity date of March 2025. In connection with the 2020 Credit Agreement, the Company refinanced the $250 million 364-Day Credit Agreement (2019 Credit Agreement), dated as of September 9, 2019, and terminated any commitments under the 2019 Credit Agreement as of March 23, 2020. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability of the 2020 Credit Agreement by an additional $250 million.

In addition, we have a $1.98 billion five year unsecured revolving second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) with a syndicate of banks. The Second Amended and Restated Credit Agreement has a maturity date of September 2023. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $270 million.

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement support our commercial paper program. The amount available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program as of May 1, 2020, and May 3, 2019. There were no outstanding borrowings under the 2020 Credit Agreement or the Second Amended and Restated Credit Agreement as of May 1, 2020, and May 3, 2019. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement as of May 1, 2020, was $3.0 billion.

The following table includes additional information related to our short-term borrowings for the three months ended May 1, 2020, and May 3, 2019:

	Three Months Ended
(In millions, except for interest rate data)	May 1, 2020	May 3, 2019
Net change in commercial paper	$(941)	$(722)
Maximum commercial paper outstanding at any month-end	$1,858	$1,189
Short-term borrowings outstanding at quarter-end	$1,000	$—
Weighted-average interest rate of short-term borrowings outstanding	1.86%	—%

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement contains customary representations, warranties, and covenants. We were in compliance with those covenants at May 1, 2020.

Long-Term Debt

The following table includes additional information related to the Company’s long-term debt for the three months ended May 1, 2020, and May 3, 2019:

	Three Months Ended
(In millions)	May 1, 2020	May 3, 2019
Net proceeds from issuance of debt	$3,961	$2,972
Repayment of debt	$(543)	$(616)

During the three months ended May 1, 2020, we issued $4.0 billion of unsecured notes to finance current year maturities and for other general corporate purposes. During the three months ended May 1, 2020, we also paid $500 million to retire scheduled debts at maturity.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the three months ended May 1, 2020, and May 3, 2019:

	Three Months Ended
(In millions, except per share data)	May 1, 2020	May 3, 2019
Total amount paid for share repurchases	$966	$826
Total number of shares repurchased	9.8	8.1
Average price paid per share	$98.78	$102.35

As of May 1, 2020, we had $8.7 billion remaining available under our share repurchase program with no expiration date. During the quarter, we suspended share repurchases and at this time do not anticipate any additional share repurchases this year beyond what we executed during the first quarter. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for the three months ended May 1, 2020, and May 3, 2019:

	Three Months Ended
(In millions, except per share data)	May 1, 2020	May 3, 2019
Total cash dividend payments	$420	$385
Dividends paid per share	$0.55	$0.48

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 28, 2020, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the first quarter of 2020, we issued $4.0 billion of unsecured notes in the ordinary course of business and used a portion of the net proceeds from the sale of the notes for the repayment of $500 million aggregate principal amount due April 2020. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at May 1, 2020. The unsecured notes issued in the first quarter of fiscal 2020 are further described in Note 7 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$20,312	$525	$1,266	$1,702	$16,819
Long-term debt (interest payments)	13,796	853	1,603	1,523	9,817
Total	$34,108	$1,378	$2,869	$3,225	$26,636

As of May 1, 2020, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2019. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates related to our international operations, interest rates, and commodity prices. The Company’s market risks have not changed materially from that disclosed in the Annual Report for the fiscal year ended January 31, 2020.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 1, 2020, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended May 1, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Although most of our corporate employees are working remotely due to the COVID-19 global health crisis, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls.

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

Item 1A. - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 23, 2020, which could materially affect our business, financial condition and/or operating results, as well as the following:

The effects of the COVID-19 pandemic may have a negative impact on our net sales, results of operations, financial position, and earnings.
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place travel restrictions, quarantines, “shelter-in-place” orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders have resulted in, and will continue to result in, business closures, work stoppages, slowdowns and delays, among other effects that could negatively impact our operations, as well as the operations of our customers and business partners.

The Company's business has been deemed essential during the COVID-19 pandemic, and the Company is committed to maintaining a safe work and shopping environment. In response to the COVID-19 pandemic, we implemented a number of measures to facilitate a safer store environment for our associates and customers, such as reducing store operating hours, adding signage and floor markers, adding social distancing ambassadors to monitor customer traffic flow, implementing more stringent cleaning procedures, installing plexiglass shields at the point-of-sale areas, and distributing gloves and masks to our store associates to wear during their shifts. In addition, we are providing hourly wage increases and special payments to our store associates. The measures we have implemented to slow and/or reduce the impact of COVID-19 have increased our operating expenses and impacted sales. The extent to which the COVID-19 pandemic further impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including:

•	the duration and scope of the pandemic and associated disruptions;

•	the effects of current and future governmental and public responses to changing conditions;

•	the financial condition and purchasing power of our customers; and

•
the ability of the third parties on which we rely, including our suppliers and other external business partners, to meet their obligations to the company, or significant disruptions in their ability to do so which may be caused by their own financial or operational difficulties.

Any of the foregoing factors, or other effects of the COVID-19 pandemic or another disease pandemic could materially increase our costs, negatively impact our sales, suppliers or customers, and damage our financial condition, results of operations, cash flows and our liquidity position, possibly to a significant degree.

If our domestic or international supply chain or our fulfillment network for our products is ineffective or disrupted for any reason, including the COVID-19 pandemic, or if these operations are subject to trade policy changes, our results of operations could be adversely affected.
Circumstances surrounding and related to the COVID-19 pandemic have created unprecedented impacts on the global supply chain. We source, stock and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. Impacts related to the COVID-19 pandemic are placing strains on the domestic and international supply chain that may negatively affect the flow or availability of our products. This can result in higher out-of-stock inventory positions due to difficulties in timely obtaining products from the manufacturers and suppliers of our products as well as transportation of those products to our distribution centers and stores, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the first quarter of fiscal 2020:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
February 1, 2020 - February 28, 2020 [3]	6,035,344	$99.90	6,033,518	$8,911,781,233
February 29, 2020 - April 3, 2020	2,002,107	100.39	1,917,339	8,717,610,699
April 4, 2020 - May 1, 2020 [3]	1,580,320	90.43	1,580,175	8,717,610,699
As of May 1, 2020	9,617,771	$98.45	9,531,032	$8,717,610,699

[1]
The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.

[2]	On December 12, 2018, the Company’s Board of Directors authorized an additional $10.0 billion share repurchase program with no expiration, which was announced on the same day.

[3]
In February 2020, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $500 million to the financial institution and received an initial delivery of 3.9 million shares. In May, prior to the end of the first quarter, the Company finalized the transaction and received an additional 1.6 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated April 29, 2020.	8-K	001-07898	3.1	May 4, 2020

4.1	Sixteenth Supplemental Indenture, dated as of March 26, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee).	8-K	001-07898	4.2	March 27, 2020

10.1	Credit Agreement, dated as of March 23, 2020, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing-line lender, and a letter of credit issuer, U.S. Bank National Association, as syndication agent and a letter of credit issuer, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	March 24, 2020

10.2	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.* ‡

10.3	Release and Separation Agreement between Lowe’s Companies, Inc. and Jennifer L. Weber entered into on April 6, 2020*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

May 28, 2020	By: /s/ David M. Denton
Date	David M. Denton Executive Vice President, Chief Financial Officer