Form 10-Q
period 2020-07-31
LOWES COMPANIES INC
filed 2020-08-26
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/24/2020
Common Stock, $0.50 par value	755,736,046

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “guidance”, and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives, business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services, share repurchases, Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, changes in commodity prices, changes or threatened changes in tariffs, outbreak of public health crises, such as the COVID-19 pandemic, availability and cost of goods from suppliers, changes in our management and key personnel, and other factors that can negatively affect our customers.

Investors and others should carefully consider the foregoing factors and other uncertainties, risks and potential events including, but not limited to, those described in “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K and as may be updated from time to time in Item 1A in our quarterly reports on Form 10-Q or other subsequent filings with the SEC, and in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of this report on Form 10-Q. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	July 31, 2020	August 2, 2019	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,641	$1,796	$716
Short-term investments	1,085	275	160
Merchandise inventory – net	13,831	13,730	13,179
Other current assets	1,160	995	1,263
Total current assets	27,717	16,796	15,318
Property, less accumulated depreciation	18,612	18,203	18,669
Operating lease right-of-use assets	3,798	3,967	3,891
Long-term investments	326	179	372
Deferred income taxes – net	267	512	216
Other assets	1,043	1,038	1,005
Total assets	$51,763	$40,695	$39,471

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$1,000	$—	$1,941
Current maturities of long-term debt	609	1,009	597
Current operating lease liabilities	520	492	501
Accounts payable	12,916	9,499	7,659
Accrued compensation and employee benefits	1,139	717	684
Deferred revenue	1,715	1,324	1,219
Other current liabilities	3,471	2,794	2,581
Total current liabilities	21,370	15,835	15,182
Long-term debt, excluding current maturities	20,197	16,538	16,768
Noncurrent operating lease liabilities	3,859	4,055	3,943
Deferred revenue – extended protection plans	981	868	894
Other liabilities	1,000	759	712
Total liabilities	47,407	38,055	37,499

Shareholders' equity:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 756 million, 776 million, and 763 million shares, respectively	378	388	381
Capital in excess of par value	129	—	—
Retained earnings	4,134	2,439	1,727
Accumulated other comprehensive loss	(285)	(187)	(136)
Total shareholders' equity	4,356	2,640	1,972
Total liabilities and shareholders' equity	$51,763	$40,695	$39,471

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	July 31, 2020		August 2, 2019		July 31, 2020		August 2, 2019
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$27,302	100.00%	$20,992	100.00%	$46,977	100.00%	$38,733	100.00%
Cost of sales	17,998	65.92	14,252	67.89	31,161	66.33	26,412	68.19
Gross margin	9,304	34.08	6,740	32.11	15,816	33.67	12,321	31.81
Expenses:
Selling, general and administrative	5,020	18.39	4,048	19.29	9,215	19.62	7,909	20.42
Depreciation and amortization	327	1.20	311	1.48	653	1.39	614	1.58
Operating income	3,957	14.49	2,381	11.34	5,948	12.66	3,798	9.81
Interest – net	219	0.80	169	0.80	423	0.90	331	0.86
Pre-tax earnings	3,738	13.69	2,212	10.54	5,525	11.76	3,467	8.95
Income tax provision	910	3.33	536	2.56	1,360	2.89	745	1.92
Net earnings	$2,828	10.36%	$1,676	7.98%	$4,165	8.87%	$2,722	7.03%

Weighted average common shares outstanding – basic	752		781		754		788
Basic earnings per common share	$3.74		$2.14		$5.50		$3.44
Weighted average common shares outstanding – diluted	753		781		755		789
Diluted earnings per common share	$3.74		$2.14		$5.50		$3.44

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	July 31, 2020		August 2, 2019		July 31, 2020		August 2, 2019
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$2,828	10.36%	$1,676	7.98%	$4,165	8.87%	$2,722	7.03%
Foreign currency translation adjustments – net of tax	114	0.41	69	0.33	(45)	(0.10)	36	0.09
Cash flow hedges – net of tax	(5)	(0.02)	—	—	(108)	(0.23)	(16)	(0.04)
Other	(1)	—	—	—	4	0.01	2	—
Other comprehensive income/(loss)	108	0.39	69	0.33	(149)	(0.32)	22	0.05
Comprehensive income	$2,936	10.75%	$1,745	8.31%	$4,016	8.55%	$2,744	7.08%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
In Millions

	Three Months Ended July 31, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance May 1, 2020	755	$377	$10	$1,722	$(393)	$1,716
Net earnings	—	—	—	2,828	—	2,828
Other comprehensive income	—	—	—	—	108	108
Cash dividends declared, $0.55 per share	—	—	—	(416)	—	(416)
Share-based payment expense	—	—	41	—	—	41
Issuance of common stock under share-based payment plans	1	1	78	—	—	79
Balance July 31, 2020	756	$378	$129	$4,134	$(285)	$4,356

	Six Months Ended July 31, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings	—	—	—	4,165	—	4,165
Other comprehensive loss	—	—	—	—	(149)	(149)
Cash dividends declared, $1.10 per share	—	—	—	(831)	—	(831)
Share-based payment expense	—	—	64	—	—	64
Repurchases of common stock	(10)	(5)	(15)	(927)	—	(947)
Issuance of common stock under share-based payment plans	3	2	80	—	—	82
Balance July 31, 2020	756	$378	$129	$4,134	$(285)	$4,356

	Three Months Ended August 2, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance May 3, 2019	795	$397	$—	$3,095	$(256)	$3,236
Net earnings	—	—	—	1,676	—	1,676
Other comprehensive income	—	—	—	—	69	69
Cash dividends declared, $0.55 per share	—	—	—	(428)	—	(428)
Share-based payment expense	—	—	13	—	—	13
Repurchases of common stock	(20)	(9)	(51)	(1,904)	—	(1,964)
Issuance of common stock under share-based payment plans	1	—	38	—	—	38
Balance August 2, 2019	776	$388	$—	$2,439	$(187)	$2,640

	Six Months Ended August 2, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change	—	—	—	(263)	—	(263)
Net earnings	—	—	—	2,722	—	2,722
Other comprehensive income	—	—	—	—	22	22
Cash dividends declared, $1.03 per share	—	—	—	(810)	—	(810)
Share-based payment expense	—	—	52	—	—	52
Repurchases of common stock	(28)	(14)	(121)	(2,662)	—	(2,797)
Issuance of common stock under share-based payment plans	3	1	69	—	—	70
Balance August 2, 2019	776	$388	$—	$2,439	$(187)	$2,640
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 31, 2020	August 2, 2019
Cash flows from operating activities:
Net earnings	$4,165	$2,722
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	747	684
Noncash lease expense	234	228
Deferred income taxes	(14)	(121)
Loss on property and other assets – net	80	38
Share-based payment expense	64	51
Changes in operating assets and liabilities:
Merchandise inventory – net	(674)	(1,153)
Other operating assets	66	(104)
Accounts payable	5,259	1,202
Other operating liabilities	1,825	36
Net cash provided by operating activities	11,752	3,583

Cash flows from investing activities:
Purchases of investments	(1,132)	(245)
Proceeds from sale/maturity of investments	260	272
Capital expenditures	(710)	(526)
Proceeds from sale of property and other long-term assets	46	42
Other – net	(24)	(1)
Net cash used in investing activities	(1,560)	(458)

Cash flows from financing activities:
Net change in commercial paper	(941)	(722)
Net proceeds from issuance of debt	3,961	2,972
Repayment of long-term debt	(568)	(629)
Proceeds from issuance of common stock under share-based payment plans	83	72
Cash dividend payments	(836)	(767)
Repurchases of common stock	(966)	(2,770)
Other – net	(4)	(7)
Net cash provided by (used in) financing activities	729	(1,851)

Effect of exchange rate changes on cash	4	(1)

Net increase in cash and cash equivalents, including cash classified within current assets held for sale	10,925	1,273
Less: Net decrease in cash classified within current assets held for sale	—	12
Net increase in cash and cash equivalents	10,925	1,285
Cash and cash equivalents, beginning of period	716	511
Cash and cash equivalents, end of period	$11,641	$1,796

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the financial position as of July 31, 2020, and August 2, 2019, the results of operations, comprehensive income, and shareholders’ equity for the three and six months ended July 31, 2020, and August 2, 2019, and cash flows for the six months ended July 31, 2020, and August 2, 2019. The January 31, 2020 consolidated balance sheet was derived from the audited financial statements.

These interim condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Impacts of COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, federal, state and local governments put in place travel restrictions, quarantines, “shelter-in-place” orders, and various other restrictive measures in an attempt to control the spread of the disease. Such restrictions or orders have resulted in, and continue to result in, business closures, work stoppages, slowdowns and delays, among other effects that impact the Company’s operations, as well as customer demand and the operations of our suppliers.

At the onset of the pandemic, the Company implemented a number of measures to facilitate a safer store environment and to provide support for its associates, customers and community. During the first quarter, the Company expanded associate benefits in response to COVID-19 to provide additional paid time off, special payments to hourly associates, temporary wage increases and other benefits. During the second quarter of 2020, the Company provided additional bonus payments to hourly associates, in addition to continued enhanced cleaning protocols and charitable contributions. These actions resulted in $428 million and $740 million of expense included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings for the three and six months ended July 31, 2020, respectively.

Also in response to COVID-19, the Company took proactive steps to further enhance its liquidity position by suspending its share repurchase program, increasing the capacity of its revolving credit facilities and the associated commercial paper program, as well as issuing senior notes in March 2020. See Note 5 and Note 6 for further discussion.

The Company continues to evaluate the carrying amounts of its long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable, including potential market impacts from the COVID-19 pandemic. The Company performed its quarterly assessment of long-lived assets and did not record any material long-lived asset impairments.

In addition, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company has deferred the payment of qualifying employer payroll taxes which are required to be paid over two years, with half to be paid by December 31, 2021 and the other half by December 31, 2022. As of July 31, 2020, the Company deferred $251 million of qualifying employer payroll taxes which is included in other liabilities in the consolidated balance sheets and included in cash flows from other operating liabilities in the consolidated statements of cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, including the addition of cash flow hedges – net of tax on the consolidated statements of comprehensive income, and the inclusion of goodwill within other assets on the consolidated balance sheets.

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. The ASU provides practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (LIBOR) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company intends to leverage the expedient when needed for reference rate transition. The Company continues to evaluate this standard update, and does not expect a material impact to the Company’s financial statements or disclosures.

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q or in the 2019 Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2: Revenue - Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Products	$26,359	$19,976	$45,380	$36,877
Services	508	591	907	1,144
Other	435	425	690	712
Net sales	$27,302	$20,992	$46,977	$38,733

A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets. Anticipated sales returns reflected in other current liabilities were $272 million at July 31, 2020, and $232 million at August 2, 2019. The associated right of return assets reflected in other current assets were $173 million at July 31, 2020, and $152 million at August 2, 2019.
Deferred revenue - retail
Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $1.3 billion at July 31, 2020, and $875 million at August 2, 2019. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Deferred revenue - stored-value cards
The deferred revenues associated with outstanding stored-value cards (gift cards and returned merchandise credits) were $433 million and $449 million at July 31, 2020, and August 2, 2019, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. Amounts recognized as breakage were insignificant for the three and six months ended July 31, 2020, and August 2, 2019.
Deferred revenue - extended protection plans
The deferred revenues from separately priced extended protection plans were $981 million and $868 million at July 31, 2020, and August 2, 2019, respectively. Revenue recognized into sales were $101 million and $208 million for the three and six months ended July 31, 2020, respectively, and $101 million and $200 million for the three and six months ended August 2, 2019, respectively. Incremental direct acquisition costs associated with the sale of extended protection plans for contracts greater than one year are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at July 31, 2020, and August 2, 2019.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized in cost of sales when incurred and totaled $42 million and $78 million for the three and six months ended July 31, 2020, respectively, and $48 million and $96 million for the three and six months ended August 2, 2019, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Six Months Ended
	July 31, 2020		August 2, 2019		July 31, 2020		August 2, 2019
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Hardlines [1]	$10,091	37%	$7,188	34%	$16,524	35%	$12,743	33%
Home Décor [2]	8,681	32	7,036	33	15,613	33	13,372	34
Building Products [3]	7,971	29	6,206	30	13,920	30	11,605	30
Other	559	2	562	3	920	2	1,013	3
Total	$27,302	100%	$20,992	100%	$46,977	100%	$38,733	100%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1 Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools
2 Home Décor includes the following product categories: Appliances, Decor, Flooring, Kitchens & Bath, and Paint
3 Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
United States	$25,561	$19,447	$44,321	$36,094
International	1,741	1,545	2,656	2,639
Net Sales	$27,302	$20,992	$46,977	$38,733

Note 3: Investments - Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss. Net unrealized gains on available-for-sale debt securities as of July 31, 2020, August 2, 2019, and January 31, 2020, were not material. Refer to Note 4 for the fair value of the Company’s available-for-sale debt securities by investment type.

Held-to-maturity securities are U.S. Treasury bills which the Company has the ability and intent to hold until maturity and are stated at amortized cost. Gross unrecognized holding gains and losses on the Company’s held-to-maturity securities were not material for the periods ended July 31, 2020, August 2, 2019, and January 31, 2020.

The Company’s investments are as follows:

(In millions)	July 31, 2020	August 2, 2019	January 31, 2020
Short-term investments:
Available-for-sale debt securities	$435	275	$160
Held-to-maturity securities	650	—	—
Total short-term investments	$1,085	$275	$160
Long-term investments:
Available-for-sale debt securities	$326	$179	$372
Total long-term investments	$326	$179	$372

The maturities of available-for-sale and held-to-maturity securities at July 31, 2020, are as follows:

	Available-for-Sale
(In millions)	Cost Basis	Fair Value	Held-to-Maturity
Due in one year or less	$433	$435	$650
Due after one year through five years	319	326	—
Total	$752	$761	$650

Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $260 million at July 31, 2020, $275 million at August 2, 2019, and $160 million at January 31, 2020.

Restricted balances included in long-term investments were $326 million at July 31, 2020, $179 million at August 2, 2019, and $372 million at January 31, 2020.

Note 4: Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:
•Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities
•Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
•Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2020, August 2, 2019, and January 31, 2020.

		Fair Value Measurements at
(In millions)	Measurement Level	July 31, 2020	August 2, 2019	January 31, 2020
Assets:
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	Level 1	$175	$—	$—
U.S. Treasury notes	Level 1	104	—	13
Money market funds	Level 1	98	241	105
Corporate debt securities	Level 2	35	12	23
Agency securities	Level 2	23	22	19
Total short-term investments		$435	$275	$160
Long-term investments:
Available-for-sale debt securities
U.S. Treasury notes	Level 1	$250	$67	$280
Corporate debt securities	Level 2	61	75	62
Agency securities	Level 2	15	37	30
Total long-term investments		$326	$179	$372

Liabilities:
Other current liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$20	$—	$11
Total other current liabilities		$20	$—	$11
Other liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$21	$—	$—
Total other liabilities		$21	$—	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended July 31, 2020, and August 2, 2019, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, held-to-maturity securities, short-term borrowings, accounts payable, and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	July 31, 2020		August 2, 2019		January 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$20,109	$24,998	$17,093	$18,213	$16,648	$18,808
Mortgage notes (Level 2)	5	5	6	6	5	6
Long-term debt (excluding finance lease obligations)	$20,114	$25,003	$17,099	$18,219	$16,653	$18,814

Note 5: Short-Term Borrowings - In March 2020, the Company entered into a $1.02 billion five-year unsecured revolving credit agreement (the 2020 Credit Agreement) with a syndicate of banks. In connection with the 2020 Credit Agreement, the Company refinanced the 364-Day Credit Agreement (2019 Credit Agreement), dated as of September 9, 2019, and terminated any commitments under the 2019 Credit Agreement as of March 23, 2020. Borrowings under the 2020 Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate plus an applicable margin. The 2020 Credit Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those financial covenants at July 31, 2020.
The 2020 Credit Agreement, along with the $1.98 billion five year unsecured second amended and restated credit agreement (Second Amended and Restated Credit Agreement) entered into in September 2018, supports the Company’s commercial paper program.  The amounts available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of July 31, 2020, and August 2, 2019, there were no outstanding borrowings under the 2020 Credit Agreement, Second Amended and Restated Credit Agreement, or the Company’s commercial paper program. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement was $3.0 billion as of July 31, 2020.
As of July 31, 2020, the Company held a $1.0 billion unsecured 364-day term loan facility (Term Loan) entered in January 2020 that matures in December 2020. The weighted average interest rate of outstanding borrowings on the Term Loan was 1.42% as of July 31, 2020.

Note 6: Long-Term Debt - On March 26, 2020, the Company issued $4.0 billion of unsecured fixed rate notes as follows:

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

Note 7: Derivative Instruments - The Company utilizes derivative financial instruments to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company held forward interest rate swap agreements with notional amounts totaling $638 million at July 31, 2020, and $770 million at January 31, 2020. The Company did not hold forward interest rate swap agreements at August 2, 2019. See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to forward interest rate swap agreements are included within operating activities in the accompanying consolidated statements of cash flows.

The Company accounts for these contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income/(loss), net of tax effects, in the consolidated statements of comprehensive income and is recognized in earnings when the underlying hedged transaction impacts the consolidated statements of earnings. A summary of the gain/(loss) on forward interest rate swap derivatives designated as cash flow hedges recorded in other comprehensive loss and earnings for the three and six months ended July 31, 2020, and August 2, 2019, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Other comprehensive income/(loss)
Cash flow hedges – net of tax benefit of $1 million, $0 million, $35 million, $6 million, respectively	$(3)	$—	$(107)	$(16)
Net earnings
Interest – net	$3	$—	$4	$1

Note 8: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. As of July 31, 2020, the Company had $8.7 billion remaining in its share repurchase program. Due to the uncertainty caused by the COVID-19 pandemic, the Company suspended its share repurchases during the first quarter of fiscal 2020.

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

In addition, during the six months ended July 31, 2020, the Company repurchased shares of its common stock through the open market totaling 4.0 million shares, for a cost of $440 million. There were no shares repurchased through the open market during the three months ended July 31, 2020.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and six months ended July 31, 2020, and August 2, 2019, were as follows:

	Three Months Ended
	July 31, 2020		August 2, 2019
(In millions)	Shares	Cost	Shares	Cost [1]
Share repurchase program	—	$—	19.6	$1,964
Total share repurchases	—	$—	19.6	$1,964
1Reduction of $1.9 billion was recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended August 2, 2019.

	Six Months Ended
	July 31, 2020		August 2, 2019
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	9.5	$940	27.6	$2,783
Shares withheld from employees	0.1	7	0.1	13
Total share repurchases	9.6	$947	27.7	$2,796
1  Reductions of $927 million and $2.7 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the six months ended July 31, 2020, and August 2, 2019, respectively.

Note 9: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and six months ended July 31, 2020, and August 2, 2019:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Basic earnings per common share:
Net earnings	$2,828	$1,676	$4,165	$2,722
Less: Net earnings allocable to participating securities	(12)	(6)	(16)	(9)
Net earnings allocable to common shares, basic	$2,816	$1,670	$4,149	$2,713
Weighted-average common shares outstanding	752	781	754	788
Basic earnings per common share	$3.74	$2.14	$5.50	$3.44
Diluted earnings per common share:
Net earnings	$2,828	$1,676	$4,165	$2,722
Less: Net earnings allocable to participating securities	(12)	(6)	(16)	(9)
Net earnings allocable to common shares, diluted	$2,816	$1,670	$4,149	$2,713
Weighted-average common shares outstanding	752	781	754	788
Dilutive effect of non-participating share-based awards	1	—	1	1
Weighted-average common shares, as adjusted	753	781	755	789
Diluted earnings per common share	$3.74	$2.14	$5.50	$3.44

Anti-dilutive stock options to purchase shares of common stock for the three months ended July 31, 2020, were insignificant. Stock options to purchase 0.7 million shares of common stock were anti-dilutive for the six months ended July 31, 2020. Stock options to purchase 1.0 million and 0.8 million shares of common stock were anti-dilutive for the three and six months ended August 2, 2019, respectively.

Note 10: Income Taxes - The Company’s effective income tax rates were 24.4% and 24.6% for the three and six months ended July 31, 2020, respectively, and 24.2% and 21.5% for the three and six months ended August 2, 2019. The increase in the effective tax rate for the six months ended July 31, 2020, is primarily due to a favorable tax benefit recorded during the first quarter of 2019 associated with the planned exit of the Mexico retail operations.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Long-term debt	$211	$173	$398	$327
Finance lease obligations	8	7	17	14
Short-term borrowings	2	—	12	6
Interest income	(8)	(12)	(12)	(19)
Interest capitalized	—	—	—	(1)
Interest on tax uncertainties	—	(1)	—	(2)
Other	6	2	8	6
Interest – net	$219	$169	$423	$331

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 31, 2020	August 2, 2019
Cash paid for interest, net of amount capitalized	$369	$311
Cash paid for income taxes – net	$670	$612
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$53	$31
Leased assets obtained in exchange for new operating lease liabilities	$193	$317
Cash dividends declared but not paid	$416	$428

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 31, 2020 and August 2, 2019, the related consolidated statements of earnings, comprehensive income, and shareholders’ equity for the fiscal three-month and six-month periods ended July 31, 2020 and August 2, 2019, and of cash flows for the fiscal six-month periods ended July 31, 2020 and August 2, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 26, 2020

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 31, 2020, and August 2, 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2019. This discussion and analysis is presented in six sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Performance Overview

Net sales in the second quarter of 2020 increased 30.1% to $27.3 billion compared to net sales of $21.0 billion in the second quarter of 2019. The increase in total sales was primarily driven by an increase in comparable store sales. Net earnings in the second quarter of 2020 increased 68.8% to $2.8 billion compared to net earnings of $1.7 billion in the second quarter of 2019. Diluted earnings per common share increased 74.9% in the second quarter of 2020 to $3.74 from $2.14 in the second quarter of 2019. Excluding the impact of operating costs related to the Canada restructuring, adjusted diluted earnings per common share increased 74.4% to $3.75 in the second quarter of 2020 from adjusted diluted earnings per common share of $2.15 in the second quarter of 2019 (see the discussion of non-GAAP financial measures).

For the first six months of 2020, cash flows from operating activities were approximately $11.8 billion, while $710 million was used for capital expenditures. We remain committed to returning capital to our shareholders through our dividend program and paid $416 million in dividends during the second quarter of 2020.

We experienced unprecedented customer demand during the second quarter of 2020 largely due to a consumer mindset that remains heavily focused on the home during the COVID-19 pandemic. Our modernization efforts over the last 18 months to implement our retail fundamentals strategy created the technology and operational platforms needed to meet these demand levels and grow our business during these challenging times. Comparable sales increased by 34.2% with broad-based growth across all channels, product categories and geographies. All 15 U.S. regions generated positive comparable sales of at least 30%, while our Canadian region’s comparable sales exceeded 20%.

During the second quarter, we completed the re-platforming of Lowes.com to the cloud which enabled us to improve site functionality to achieve triple-digit online sales growth during the quarter. With a focus on enhancing our omnichannel capabilities, we launched “mobile check-in” for curbside pickup in early July and added an internal order picking app to improve our associate’s speed and accuracy in fulfilling orders. We also completed the rollout of our touchscreen point of sale system at checkouts across all our stores.

COVID-19 Response

Our top priority in navigating the COVID-19 pandemic continues to be protecting the health and well-being of our associates and customers through a safe store environment. In addition to the safety measures we implemented in the first quarter to support social distancing and enhance cleaning procedures, we added additional safety measures in the second quarter by requiring all front-line associates to wear masks and adopting a nationwide standard for all customers to wear masks. We are also committed to providing financial assistance to our hourly associates and communities which was demonstrated through an incremental total investment during the second quarter of $461 million in support of our hourly associates, communities, and store safety initiatives. This support included two bonus payments in July and August for our hourly front-line associates totaling $228 million, bringing our combined COVID-related financial support for associates to $562 million year-to-date. In support of our communities, we have contributed $101 million in community pandemic relief, including grants to support minority-owned and rural small businesses.

Supply Chain

Due to strong customer demand during the second quarter and the impacts of COVID-19 on production, certain product categories have experienced delays in replenishment. Those categories primarily impacted are Seasonal & Outdoor Living, Appliances, and Lumber. Despite the supply pressure, our supply chain teams, partnering with our vendors, were able to continue to flow considerable product volume to the stores and delivery nodes during the quarter.

Looking Forward

In the second half of 2020, we plan to continue reinvesting in our business to elevate our product offering, simplify our store environment and improve our service offering to support long-term growth. We are beginning a merchandising reset across our store portfolio to better align our product adjacencies to customer shopping patterns, especially for our Pro customers. This reset is forecasted to be completed in the current fiscal year for the majority of stores and is expected to improve bay productivity and better support sales. In addition, we will continue to invest in advancing our supply chain infrastructure to further our omnichannel capabilities and position the Company for future growth. Over the next 18 months, we are currently planning to open 50 cross-dock delivery terminals, seven bulk distribution centers, and four e-commerce fulfillment centers.

While we remain optimistic about our performance, we have limited visibility into future business trends in this unprecedented operating environment. This results in an unusually wide range of potential business outcomes and as such, we cannot be certain of the volume or duration of customer demand or potential supply chain constraints in future periods.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 31, 2020	August 2, 2019	2020 vs. 2019	2020 vs. 2019
Net sales	100.00%	100.00%	N/A	30.1%
Gross margin	34.08	32.11	197	38.0
Expenses:
Selling, general and administrative	18.39	19.29	(90)	24.0
Depreciation and amortization	1.20	1.48	(28)	5.0
Operating income	14.49	11.34	315	66.2
Interest – net	0.80	0.80	—	29.2
Pre-tax earnings	13.69	10.54	315	69.0
Income tax provision	3.33	2.56	77	69.8
Net earnings	10.36%	7.98%	238	68.8%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 31, 2020	August 2, 2019	2020 vs. 2019	2020 vs. 2019
Net sales	100.00%	100.00%	N/A	21.3%
Gross margin	33.67	31.81	186	28.4
Expenses:
Selling, general and administrative	19.62	20.42	(80)	16.5
Depreciation and amortization	1.39	1.58	(19)	6.4
Operating income	12.66	9.81	285	56.6
Interest – net	0.90	0.86	4	27.7
Pre-tax earnings	11.76	8.95	281	59.4
Income tax provision	2.89	1.92	97	82.6
Net earnings	8.87%	7.03%	184	53.0%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

Beginning on February 1, 2020, the Company changed the basis in which it presents the comparable sales metric. The current metric is presented on a transacted basis when tender is accepted from a customer. Prior to this change, the Company’s comparable sales metric was based on when control of the good or service passed to the customer, which included timing impacts of deferred sales. These timing impacts have historically had an insignificant impact on annual comparable sales. The purpose of the change was to align the metric with how the Lowe’s management team evaluates the business throughout the year and views performance relative to peers. For the three and six months ended July 31, 2020, the impact of excluding deferred sales increased the comparable sales metric by 291 basis points and 125 basis points, respectively. For the three and six months ended August 2, 2019, the impact of excluding deferred sales decreased the comparable sales metric by 38 basis points and 34 basis points, respectively. The comparable sales metric for the three and six months ended August 2, 2019, has been recast to conform to the current year presentation.

	Three Months Ended		Six Months Ended
Other Metrics	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Comparable sales increase [1]	34.2%	2.0%	23.6%	2.5%
Total customer transactions (in millions)	330	269	563	499
Average ticket [2]	$82.79	$77.97	$83.45	$77.61
At end of period:
Number of stores	1,968	2,003
Sales floor square feet (in millions)	208	209
Average store size selling square feet (in thousands) [3]	106	104
Net earnings to average debt and equity [4]	20.7%	10.0%
Return on invested capital [4]	23.3%	12.3%
1 A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales include online sales, which positively impacted second quarter fiscal 2020 comparable sales by approximately 650 basis points and year-to-date fiscal 2020 comparable sales by approximately 545 basis points. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 26-week periods.
2 Average ticket is defined as net sales divided by the total number of customer transactions.
3 Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112 thousand square feet of retail selling space.
4 Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and equity is the most comparable GAAP ratio. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items, as further described below, not contemplated in the Company’s original business outlooks for the second quarter of fiscal 2020 and fiscal 2019. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

Fiscal 2020 Impacts
•Beginning in the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and in the fourth quarter of fiscal 2019, the Company announced additional actions to improve future performance and profitability of its Canadian operations. As a result of this review and related actions, during the three months ended July 31, 2020, the Company recognized $10 million of pre-tax operating costs related to remaining inventory write-downs and store closing costs (Canada restructuring).

Fiscal 2019 Impacts
•Prior to the beginning of fiscal 2019, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. During the three months ended August 2, 2019, the Company recognized a net loss of $12 million in pre-tax operating losses associated with the exit and ongoing wind-down of the Mexico retail operations (Mexico adjustments).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	July 31, 2020			August 2, 2019
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$3.74			$2.14
Non-GAAP adjustments – per share impacts
Canada restructuring	0.01	—	0.01	—	—	—
Mexico adjustments	—	—	—	0.02	(0.01)	0.01
Adjusted diluted earnings per share			$3.75			$2.15

Return on Invested Capital

Return on Invested Capital (ROIC) is calculated using a non-GAAP financial measure. Management believes ROIC is a meaningful metric for analysts and investors as a measure of how effectively the Company is using capital to generate profits. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC.  Accordingly, the method used by our management may differ from the methods used by other companies.  We encourage you to understand the methods used by another company to calculate ROIC before comparing its ROIC to ours.

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

	For the Periods Ended
(In millions, except percentage data)	July 31, 2020	August 2, 2019
Calculation of Return on Invested Capital
Numerator
Net Earnings	$5,724	$2,527
Plus:
Interest expense – net	783	643
Operating lease interest	182	197
Provision for income taxes	1,957	1,018
Lease adjusted net operating profit	8,646	4,385
Less:
Income tax adjustment [1]	2,203	1,258
Lease adjusted net operating profit after tax	$6,443	$3,127

Denominator
Average debt and equity [2]	$27,637	$25,395
Net earnings to average debt and equity	20.7%	10.0%
Return on invested capital	23.3%	12.3%
1 Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 25.5% and 28.7% for the periods ended July 31, 2020, and August 2, 2019, respectively.
2 Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Results of Operations

Net Sales – Net sales in the second quarter of 2020 increased 30.1% to $27.3 billion. The increase in total sales was primarily driven by comparable store sales growth. Comparable sales increased 34.2% over the same period, driven by a 22.6% increase in comparable customer transactions and a 11.6% increase in comparable average ticket.

During the second quarter of 2020, we experienced comparable sales increases in all 15 product categories with broad-based strength in performance across both do-it-yourself (DIY) and Pro customers. Comparable sales were above the Company average in Lumber, Lawn & Garden, Tools, Paint, and Seasonal & Outdoor Living. During the quarter, we saw very strong demand for DIY areas as consumers focused on the home given the increased time spent there, and wallet share shift away from other expendable activities. This included core repair and maintenance categories, as well as incremental projects to improve the function of their homes. Despite supply pressure, Lumber experienced strong performance across all subdivisions driven by DIY projects and growth in Pro sales. COVID-19 preparation in cleaning and core spring categories was a key driver in Lawn & Garden. Tools and Paint experienced a significant increase in volume as consumers spent time on DIY friendly home projects and improvements. Geographically, all 15 U.S. regions and the Canadian region experienced positive comparable sales in excess of 20%.

Net sales increased 21.3% to $47.0 billion for the first six months of 2020 compared to 2019. The increase in total sales was driven primarily by an increase in comparable store sales. Comparable sales increased 23.6% over the same period, primarily driven by a 13.0% increase in customer transactions and a 10.6% increase in comparable average ticket.

Gross Margin – For the second quarter of 2020, gross margin as a percentage of sales increased 197 basis points. The gross margin increase for the quarter is driven by approximately 140 basis points of total rate improvement, driven by benefits from our improved pricing and promotional strategy, and 60 basis points due to a favorable product mix as demand was stronger in higher margin categories.

Gross margin as a percentage of sales increased 186 basis points in the first six months of 2020 compared to 2019. Gross margin was positively impacted by approximately 120 basis points of total rate improvement and 45 basis points due to a favorable product mix as demand was stronger in higher margin categories.

SG&A – For the second quarter of 2020, SG&A expense leveraged 90 basis points as a percentage of sales compared to the second quarter of 2019. This is primarily driven by approximately 110 basis points of leverage in retail operating salaries due to increased sales and improved operating efficiencies, 40 basis points of leverage in employee benefits resulting from lower insurance claims due to COVID-19 deferral of elective medical care, 40 basis points of occupancy leverage due to higher sales volume compared to fixed occupancy costs, and 35 basis points of leverage in advertising expense. These were partially offset by 155 basis points of deleverage due to COVID-19 related expenses, including two hourly front-line employee bonuses, emergency paid leave, charitable contributions, increased cleaning costs and other safety-related programs.

SG&A expense as a percentage of sales leveraged 80 basis points in the first six months of 2020 compared to 2019. This was primarily driven by 115 basis points of leverage in retail operating salaries, 35 basis points of leverage in advertising, and 25 basis points of leverage in employee insurance. These were partially offset by 100 basis points of deleverage due to COVID-19 related compensation.

Depreciation and Amortization – Depreciation and amortization leveraged 28 basis points for the second quarter of 2020 compared to the prior year primarily due to an increase in sales during the period. Property, less accumulated depreciation, increased to $18.6 billion at July 31, 2020, compared to $18.2 billion at August 2, 2019. As of July 31, 2020, and August 2, 2019, we owned 84% and 83% of our stores, respectively, which included stores on leased land.

Depreciation and amortization leveraged 19 basis points for the first six months of 2020 compared to 2019 primarily due to the same factors that impacted depreciation and amortization for the second quarter.

Interest – Net – Interest expense for the second quarter of 2020 increased primarily as a result of the issuance of $4.0 billion unsecured notes in March 2020 and the $1.0 billion term loan entered in January 2020.

Interest expense for the first six months of 2020 increased primarily due to the same factors that impacted interest expense for the second quarter.

Income Tax Provision – Our effective income tax rates were 24.4% and 24.2% for the three months ended July 31, 2020, and August 2, 2019, respectively.

Our effective income tax rates were 24.6% and 21.5% for the six months ended July 31, 2020, and August 2, 2019, respectively. The increase in the effective tax rate for the first six months is primarily due to a favorable tax benefit recorded during the first quarter of 2019 associated with a change in approach to pursue a sale of the Mexico operations through liquidation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Significant customer demand and operating performance year-to-date drove a substantial increase in cash flows from operations. These increases, supplemented with our short-term and long-term borrowings, have provided ample liquidity to fund our operations while allowing us to make strategic investments in our omnichannel capabilities to support long-term growth and return excess cash to shareholders in the form of dividends. Due to the uncertainty caused by the COVID-19 pandemic, we also suspended our share repurchases during the first quarter of fiscal 2020. As of July 31, 2020, we held $11.6 billion of cash and cash equivalents, as well as $3 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Six Months Ended
(In millions)	July 31, 2020	August 2, 2019
Net cash provided by operating activities	$11,752	$3,583

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the six months ended July 31, 2020, versus the six months ended August 2, 2019, was driven primarily by higher net earnings and changes in working capital. Accounts payable increased for the first six months of 2020 by $5.3 billion, compared to an increase for the first six months of 2019 of $1.2 billion, driving an additional $4.1 billion in operating cash flows for the first six months of fiscal 2020, primarily due to significant inventory purchases in 2020 due to high customer demand as compared to 2019. Other operating liabilities increased $1.8 billion for the first six months of 2020 compared to an increase of $36 million in the first six months of 2019. The increase in other operating liabilities in the current year is primarily driven by increases in deferred revenue and income taxes payable related to higher sales in the current year, increased accrued compensation and employee benefits driven by higher bonus attainment as well as additional COVID-related accrued bonuses for employees, and increased accrued payroll taxes due to the deferral of the employer portion of social security tax in accordance with the CARES Act. Inventory decreased operating cash flow for the first six months of 2020 by approximately $670 million, compared to a decrease of approximately $1.2 billion for the first six months of 2019, primarily due to an earlier spring inventory build in 2020 compared to 2019.

Cash Flows Used in Investing Activities

	Six Months Ended
(In millions)	July 31, 2020	August 2, 2019
Net cash used in investing activities	$(1,560)	$(458)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and investments.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the six months ended July 31, 2020, and August 2, 2019:

	Six Months Ended
(In millions)	July 31, 2020	August 2, 2019
Existing store investments [1]	$587	$369
Strategic initiatives [2]	78	86
New stores, new corporate facilities and international [3]	45	71
Total capital expenditures	$710	$526
1Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.
2Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term.
3Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects and new corporate facilities projects, as well as expenditures related to our international operations.

Our 2020 capital expenditures forecast is approximately $1.6 billion.

Cash Flows Provided by Financing Activities

	Six Months Ended
(In millions)	July 31, 2020	August 2, 2019
Net cash provided by (used in) financing activities	$729	$(1,851)

Net cash provided by financing activities primarily consists of transactions related to our long-term debt, short-term borrowings, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

In January 2020, we entered into a $1.0 billion unsecured 364-day term loan facility (the Term Loan), which has a maturity date of December 31, 2020. Outstanding borrowings under the Term Loan were $1.0 billion, with an interest rate of 1.42%, as of July 31, 2020.

In March 2020, we entered into a $1.02 billion five year unsecured revolving credit agreement (the 2020 Credit Agreement) with a syndicate of banks. In addition, we have a $1.98 billion five year unsecured revolving second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) with a syndicate of banks. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement, the Company may increase the combined aggregate availability of both agreements by an additional $520 million.

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement support our commercial paper program. The amount available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement as of July 31, 2020, and August 2, 2019. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement as of July 31, 2020, was $3.0 billion.

The following table includes additional information related to our short-term borrowings for the six months ended July 31, 2020, and August 2, 2019:

	Six Months Ended
(In millions, except for interest rate data)	July 31, 2020	August 2, 2019
Net change in commercial paper	$(941)	$(722)
Maximum commercial paper outstanding at any month-end	$1,858	$1,189
Short-term borrowings outstanding at quarter-end	$1,000	$—
Weighted-average interest rate of short-term borrowings outstanding	1.42%	—%

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement contains customary representations, warranties, and covenants. We were in compliance with those covenants at July 31, 2020.

Long-Term Debt

The following table includes additional information related to the Company’s long-term debt for the six months ended July 31, 2020, and August 2, 2019:

	Six Months Ended
(In millions)	July 31, 2020	August 2, 2019
Net proceeds from issuance of debt	$3,961	$2,972
Repayment of long-term debt	$(568)	$(629)

During the six months ended July 31, 2020, we issued $4.0 billion of unsecured notes to finance current year maturities and for other general corporate purposes. During the six months ended July 31, 2020, we also paid $500 million to retire scheduled debts at maturity.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. Due to the uncertainty caused by the COVID-19 pandemic, we suspended our share repurchases during the first quarter of fiscal 2020. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the six months ended July 31, 2020, and August 2, 2019:

	Six Months Ended
(In millions, except per share data)	July 31, 2020	August 2, 2019
Total amount paid for share repurchases	$966	$2,770
Total number of shares repurchased	9.8	27.4
Average price paid per share	$98.78	$100.98

As of July 31, 2020, we had $8.7 billion remaining available under our share repurchase program with no expiration date.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $0.96 per share for the six months ended August 2, 2019, to $1.10 per share for the six months ended July 31, 2020.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of August 26, 2020, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In March 2020, we issued $4.0 billion of unsecured notes in the ordinary course of business and used a portion of the net proceeds from the sale of the notes for the repayment of $500 million aggregate principal amount due April 2020. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at July 31, 2020. The unsecured notes issued in the first quarter of fiscal 2020 are further described in Note 6 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$20,313	$525	$1,268	$1,701	$16,819
Long-term debt (interest payments)	13,729	853	1,594	1,523	9,759
Total	$34,042	$1,378	$2,862	$3,224	$26,578

As of July 31, 2020, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2019. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 31, 2020, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Although most of our corporate employees are working remotely due to the COVID-19 global health crisis, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls.

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

Item 1A. - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 23, 2020, and as updated in Item 1A in our first quarter report on Form 10-Q filed with the SEC on May 28, 2020, which could materially affect our business, financial condition and/or operating results.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the second quarter of fiscal 2020:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
May 2, 2020 - May 29, 2020	252	$112.98	—	$8,717,610,699
May 30, 2020 - July 3, 2020	10	104.46	—	8,717,610,699
July 4, 2020 - July 31, 2020	108	144.39	—	8,717,610,699
As of July 31, 2020	370	$121.92	—	$8,717,610,699
1 The total number of shares repurchased are shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2 On December 12, 2018, the Company’s Board of Directors authorized an additional $10.0 billion share repurchase program with no expiration, which was announced on the same day.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 29, 2020.	8-K	001-07898	3.1	June 2, 2020

10.1	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated May 29, 2020. * ‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Tenth Amendment to the Lowe’s 401(k) Plan, effective as of June 16, 2020 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772. ‡

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

August 26, 2020	By: /s/ David M. Denton
Date	David M. Denton Executive Vice President, Chief Financial Officer