Form 10-Q
period 2020-10-30
LOWES COMPANIES INC
filed 2020-11-25
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to  ______
Commission File Number 1-7898
LOWE’S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowes Blvd., Mooresville, North Carolina	28117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(704) 758-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 per share	LOW	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/23/2020
Common Stock, $0.50 par value	732,722,859

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -
i

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

Investors and others should carefully consider the foregoing factors and other uncertainties, risks and potential events including, but not limited to, those described in “Item 1A - Risk Factors” in our most recent Annual Report on Form 10-K and as may be updated from time to time in Item 1A in our quarterly reports on Form 10-Q or other subsequent filings with the SEC, and in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of this report on Form 10-Q. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	October 30, 2020	November 1, 2019	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$8,249	$794	$716
Short-term investments	1,852	127	160
Merchandise inventory – net	15,712	13,716	13,179
Other current assets	1,103	1,025	1,263
Total current assets	26,916	15,662	15,318
Property, less accumulated depreciation	18,683	18,371	18,669
Operating lease right-of-use assets	3,823	3,873	3,891
Long-term investments	202	363	372
Deferred income taxes – net	241	479	216
Other assets	1,015	1,016	1,005
Total assets	$50,880	$39,764	$39,471

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$—	$637	$1,941
Current maturities of long-term debt	609	574	597
Current operating lease liabilities	530	499	501
Accounts payable	12,759	8,822	7,659
Accrued compensation and employee benefits	1,117	779	684
Deferred revenue	1,614	1,222	1,219
Other current liabilities	2,935	2,530	2,581
Total current liabilities	19,564	15,063	15,182
Long-term debt, excluding current maturities	21,185	16,635	16,768
Noncurrent operating lease liabilities	3,907	3,942	3,943
Deferred revenue – extended protection plans	1,007	875	894
Other liabilities	1,144	791	712
Total liabilities	46,807	37,306	37,499

Shareholders' equity:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 752 million, 768 million, and 763 million shares, respectively	376	384	381
Capital in excess of par value	—	—	—
Retained earnings	3,942	2,238	1,727
Accumulated other comprehensive loss	(245)	(164)	(136)
Total shareholders' equity	4,073	2,458	1,972
Total liabilities and shareholders' equity	$50,880	$39,764	$39,471

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	October 30, 2020		November 1, 2019		October 30, 2020		November 1, 2019
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$22,309	100.00%	$17,388	100.00%	$69,286	100.00%	$56,121	100.00%
Cost of sales	15,009	67.28	11,748	67.56	46,170	66.64	38,159	67.99
Gross margin	7,300	32.72	5,640	32.44	23,116	33.36	17,962	32.01
Expenses:
Selling, general and administrative	4,770	21.38	3,772	21.69	13,985	20.18	11,682	20.82
Depreciation and amortization	355	1.59	310	1.79	1,008	1.46	924	1.65
Operating income	2,175	9.75	1,558	8.96	8,123	11.72	5,356	9.54
Interest – net	221	0.99	177	1.02	644	0.93	508	0.90
Loss on extinguishment of debt	1,060	4.75	—	—	1,060	1.53	—	—
Pre-tax earnings	894	4.01	1,381	7.94	6,419	9.26	4,848	8.64
Income tax provision	202	0.91	332	1.90	1,562	2.25	1,077	1.92
Net earnings	$692	3.10%	$1,049	6.04%	$4,857	7.01%	$3,771	6.72%

Weighted average common shares outstanding – basic	752		769		753		782
Basic earnings per common share	$0.92		$1.36		$6.42		$4.81
Weighted average common shares outstanding – diluted	754		770		754		783
Diluted earnings per common share	$0.91		$1.36		$6.41		$4.80

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	October 30, 2020		November 1, 2019		October 30, 2020		November 1, 2019
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$692	3.10%	$1,049	6.04%	$4,857	7.01%	$3,771	6.72%
Foreign currency translation adjustments – net of tax	18	0.08	24	0.13	(27)	(0.04)	60	0.11
Cash flow hedges – net of tax	24	0.11	(1)	—	(84)	(0.12)	(15)	(0.03)
Other	(2)	(0.01)	—	—	2	—	—	—
Other comprehensive income/(loss)	40	0.18	23	0.13	(109)	(0.16)	45	0.08
Comprehensive income	$732	3.28%	$1,072	6.17%	$4,748	6.85%	$3,816	6.80%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
In Millions

	Three Months Ended October 30, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance July 31, 2020	756	$378	$129	$4,134	$(285)	$4,356
Net earnings	—	—	—	692	—	692
Other comprehensive income	—	—	—	—	40	40
Cash dividends declared, $0.60 per share	—	—	—	(452)	—	(452)
Share-based payment expense	—	—	39	—	—	39
Repurchases of common stock	(4)	(2)	(187)	(432)	—	(621)
Issuance of common stock under share-based payment plans	—	—	19	—	—	19
Balance October 30, 2020	752	$376	$—	$3,942	$(245)	$4,073

	Nine Months Ended October 30, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings	—	—	—	4,857	—	4,857
Other comprehensive loss	—	—	—	—	(109)	(109)
Cash dividends declared, $1.70 per share	—	—	—	(1,284)	—	(1,284)
Share-based payment expense	—	—	103	—	—	103
Repurchases of common stock	(13)	(6)	(203)	(1,358)	—	(1,567)
Issuance of common stock under share-based payment plans	2	1	100	—	—	101
Balance October 30, 2020	752	$376	$—	$3,942	$(245)	$4,073

	Three Months Ended November 1, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance August 2, 2019	776	$388	$—	$2,439	$(187)	$2,640
Net earnings	—	—	—	1,049	—	1,049
Other comprehensive income	—	—	—	—	23	23
Cash dividends declared, $0.55 per share	—	—	—	(423)	—	(423)
Share-based payment expense	—	—	20	—	—	20
Repurchases of common stock	(8)	(4)	(27)	(827)	—	(858)
Issuance of common stock under share-based payment plans	—	—	7	—	—	7
Balance November 1, 2019	768	$384	$—	$2,238	$(164)	$2,458

	Nine Months Ended November 1, 2019
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change	—	—	—	(263)	—	(263)
Net earnings	—	—	—	3,771	—	3,771
Other comprehensive income	—	—	—	—	45	45
Cash dividends declared, $1.58 per share	—	—	—	(1,233)	—	(1,233)
Share-based payment expense	—	—	72	—	—	72
Repurchases of common stock	(36)	(18)	(148)	(3,489)	—	(3,655)
Issuance of common stock under share-based payment plans	3	1	76	—	—	77
Balance November 1, 2019	768	$384	$—	$2,238	$(164)	$2,458
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 30, 2020	November 1, 2019
Cash flows from operating activities:
Net earnings	$4,857	$3,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,152	1,029
Noncash lease expense	356	341
Deferred income taxes	5	(88)
Loss on property and other assets – net	114	93
Loss on extinguishment of debt	1,060	—
Share-based payment expense	107	75
Changes in operating assets and liabilities:
Merchandise inventory – net	(2,545)	(1,129)
Other operating assets	147	(96)
Accounts payable	5,099	523
Other operating liabilities	1,133	(408)
Net cash provided by operating activities	11,485	4,111

Cash flows from investing activities:
Purchases of investments	(2,548)	(563)
Proceeds from sale/maturity of investments	1,032	556
Capital expenditures	(1,172)	(927)
Proceeds from sale of property and other long-term assets	60	71
Other – net	(24)	—
Net cash used in investing activities	(2,652)	(863)

Cash flows from financing activities:
Net change in commercial paper	(941)	(85)
Net proceeds from issuance of debt	7,929	2,972
Repayment of debt	(5,582)	(1,092)
Proceeds from issuance of common stock under share-based payment plans	102	78
Cash dividend payments	(1,252)	(1,195)
Repurchases of common stock	(1,528)	(3,649)
Other – net	(32)	(7)
Net cash used in financing activities	(1,304)	(2,978)

Effect of exchange rate changes on cash	4	1

Net increase in cash and cash equivalents, including cash classified within current assets held for sale	7,533	271
Less: Net decrease in cash classified within current assets held for sale	—	12
Net increase in cash and cash equivalents	7,533	283
Cash and cash equivalents, beginning of period	716	511
Cash and cash equivalents, end of period	$8,249	$794

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the financial position as of October 30, 2020, and November 1, 2019, the results of operations, comprehensive income, and shareholders’ equity for the three and nine months ended October 30, 2020, and November 1, 2019, and cash flows for the nine months ended October 30, 2020, and November 1, 2019. The January 31, 2020 consolidated balance sheet was derived from the audited financial statements.

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

At the onset of the pandemic, the Company implemented a number of measures to facilitate a safer store environment and to provide support for its associates, customers and community. During the first quarter, the Company expanded associate benefits in response to COVID-19 to provide additional paid time off, special payments to hourly associates, temporary wage increases and other benefits. During the second and third quarters of 2020, the Company provided additional bonus payments to hourly associates, in addition to continued enhanced cleaning protocols and charitable contributions. These actions resulted in $288 million and $1.0 billion of expense included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings for the three and nine months ended October 30, 2020, respectively.

Also in response to the uncertainties surrounding COVID-19, during the first quarter of 2020, the Company took proactive steps to further enhance its liquidity position by temporarily suspending its share repurchase program, increasing the capacity of its revolving credit facilities and the associated commercial paper program, as well as issuing senior notes in March 2020. During the third quarter, the Company reinstated its previously authorized share repurchase program.

The Company continues to evaluate the carrying amounts of its long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable, including potential market impacts from the COVID-19 pandemic. The Company performed its quarterly assessment of long-lived assets and did not record any material long-lived asset impairments.

In addition, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company has deferred the payment of qualifying employer payroll taxes which are required to be paid over two years, with half due by December 31, 2021 and the other half due by December 31, 2022. As of October 30, 2020, the Company deferred $407 million of qualifying employer payroll taxes which is included in other liabilities in the consolidated balance sheet and included in cash flows from other operating liabilities in the consolidated statement of cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, including the addition of cash flow hedges – net of tax on the consolidated statements of comprehensive income, and the inclusion of goodwill within other assets on the consolidated balance sheets.

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. The ASU provides practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (LIBOR) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company intends to use the expedients where needed for reference rate transition. The Company continues to evaluate this standard update and does not expect a material impact to the Company’s financial statements or disclosures.

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Products	$21,342	$16,379	$66,724	$53,259
Services	552	545	1,459	1,690
Other	415	464	1,103	1,172
Net sales	$22,309	$17,388	$69,286	$56,121

A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets. Anticipated sales returns reflected in other current liabilities were $281 million at October 30, 2020, $227 million at November 1, 2019, and $194 million at January 31, 2020. The associated right of return assets reflected in other current assets were $180 million at October 30, 2020, $148 million at November 1, 2019, and $129 million at January 31, 2020.
Deferred revenue - retail
The deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $1.2 billion at October 30, 2020, $778 million at November 1, 2019, and $685 million at January 31, 2020. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.
Deferred revenue - stored-value cards
The deferred revenues associated with outstanding stored-value cards (gift cards and returned merchandise credits) were $439 million, $444 million, and $534 million at October 30, 2020, November 1, 2019, and January 31, 2020, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. Amounts recognized as breakage were insignificant for the three and nine months ended October 30, 2020, and November 1, 2019.

Deferred revenue - extended protection plans
The deferred revenues from separately priced extended protection plans were $1.0 billion, $875 million, and $894 million at October 30, 2020, November 1, 2019, and January 31, 2020, respectively. Revenue recognized into sales were $106 million and $314 million for the three and nine months ended October 30, 2020, respectively, and $103 million and $303 million for the three and nine months ended November 1, 2019, respectively. Incremental direct acquisition costs associated with the sale of extended protection plans for contracts greater than one year are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at October 30, 2020, and November 1, 2019.
The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized in cost of sales when incurred and totaled $43 million and $121 million for the three and nine months ended October 30, 2020, respectively, and $45 million and $141 million for the three and nine months ended November 1, 2019, respectively.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Nine Months Ended
	October 30, 2020		November 1, 2019		October 30, 2020		November 1, 2019
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor [1]	$8,168	36.6%	$6,490	37.3%	$23,855	34.4%	$19,929	35.5%
Building Products [2]	7,587	34.0	5,794	33.3	21,527	31.1	17,405	31.0
Hardlines [3]	6,013	27.0	4,551	26.2	22,466	32.4	17,235	30.7
Other	541	2.4	553	3.2	1,438	2.1	1,552	2.8
Total	$22,309	100.0%	$17,388	100.0%	$69,286	100.0%	$56,121	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
United States	$20,832	$16,131	$65,153	$52,225
International	1,477	1,257	4,133	3,896
Net Sales	$22,309	$17,388	$69,286	$56,121

Note 3: Investments - Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss. Net unrealized gains on available-for-sale debt securities as of October 30, 2020, November 1, 2019, and January 31, 2020, were not material. Refer to Note 4 for the fair value of the Company’s available-for-sale debt securities by investment type.

Held-to-maturity securities are U.S. Treasury bills which the Company has the ability and intent to hold until maturity and are stated at amortized cost. Gross unrecognized holding gains and losses on the Company’s held-to-maturity securities were not material as of October 30, 2020.

The Company’s investments are as follows:

(In millions)	October 30, 2020	November 1, 2019	January 31, 2020
Short-term investments:
Available-for-sale debt securities	$702	127	$160
Held-to-maturity securities	1,150	—	—
Total short-term investments	$1,852	$127	$160
Long-term investments:
Available-for-sale debt securities	$202	$363	$372
Total long-term investments	$202	$363	$372

The maturities of available-for-sale and held-to-maturity securities at October 30, 2020, are as follows:

	Available-for-Sale
(In millions)	Cost Basis	Fair Value	Held-to-Maturity
Due in one year or less	$699	$702	$1,150
Due after one year through five years	198	202	—
Total	$897	$904	$1,150

Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program. Restricted balances included in short-term investments were $402 million at October 30, 2020, $127 million at November 1, 2019, and $160 million at January 31, 2020.

Restricted balances included in long-term investments were $202 million at October 30, 2020, $363 million at November 1, 2019, and $372 million at January 31, 2020.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 30, 2020, November 1, 2019, and January 31, 2020.

		Fair Value Measurements at
(In millions)	Measurement Level	October 30, 2020	November 1, 2019	January 31, 2020
Assets:
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	Level 1	$300	$—	$—
U.S. Treasury notes	Level 1	220	13	13
Money market funds	Level 1	96	83	105
Corporate debt securities	Level 2	49	12	23
Agency securities	Level 2	37	19	19
Total short-term investments		$702	$127	$160
Long-term investments:
Available-for-sale debt securities
U.S. Treasury notes	Level 1	$140	$258	$280
Corporate debt securities	Level 2	52	75	62
Municipal obligations	Level 2	10	—	—
Agency securities	Level 2	—	30	30
Total long-term investments		$202	$363	$372

Liabilities:
Other current liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$9	$—	$11
Total other current liabilities		$9	$—	$11
Other liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$5	$—	$—
Total other liabilities		$5	$—	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended October 30, 2020, and November 1, 2019, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	October 30, 2020		November 1, 2019		January 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$21,119	$24,340	$16,646	$18,184	$16,648	$18,808
Mortgage notes (Level 2)	5	5	5	5	5	6
Long-term debt (excluding finance lease obligations)	$21,124	$24,345	$16,651	$18,189	$16,653	$18,814

Note 5: Exit Activities - During fiscal year 2019, the Company incurred costs associated with a strategic reassessment of its business to drive an increased focus on its core home improvement operations and to improve overall operating performance and profitability. During the third quarter of fiscal 2019, as a result of the Company’s strategic review of its Canadian operations, the Company recognized pre-tax charges of $53 million associated with long-lived asset impairment. Expenses associated with long-lived asset impairment are included in SG&A expense in the consolidated statements of earnings. Subsequent to the end of the third quarter of fiscal 2019, a decision was made to close 34 under-performing stores in Canada and take additional restructuring actions to improve future sales and profitability of the Canadian operations. The store closings were completed in the first quarter of fiscal 2020. A summary of the significant charges associated with the strategic review of the Canadian operations is as follows:

	Costs Incurred
	Three Months Ended	Nine Months Ended
(In millions)	November 1, 2019	November 1, 2019
Long-lived asset impairment	$53	$53
Total	$53	$53

Note 6: Short-Term Borrowings - In March 2020, the Company entered into a $1.02 billion five-year unsecured revolving credit agreement (the 2020 Credit Agreement) with a syndicate of banks. In connection with the 2020 Credit Agreement, the Company refinanced the 364-Day Credit Agreement (2019 Credit Agreement), dated as of September 9, 2019, and terminated any commitments under the 2019 Credit Agreement as of March 23, 2020. Borrowings under the 2020 Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate plus an applicable margin. The 2020 Credit Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those financial covenants at October 30, 2020.
The 2020 Credit Agreement, along with the $1.98 billion five year unsecured second amended and restated credit agreement (Second Amended and Restated Credit Agreement) entered into in September 2018, supports the Company’s commercial paper program.  The amounts available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of October 30, 2020, and November 1, 2019, there were no outstanding borrowings under the 2020 Credit Agreement or the Second Amended and Restated Credit Agreement. As of October 30, 2020, there were no outstanding borrowings under the Company’s commercial paper program. As of November 1, 2019, outstanding borrowings under the Company’s commercial paper program were $637 million, with a weighted average interest rate of 1.97%. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement was $3.0 billion as of October 30, 2020.

Note 7: Long-Term Debt - On October 22, 2020, the Company issued $4.0 billion of unsecured fixed rate notes (October 2020 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$1,000	April 2028	1.300%	$5
$1,250	October 2030	1.700%	$10
$1,750	October 2050	3.000%	$17

On March 26, 2020, the Company issued $4.0 billion of unsecured fixed rate notes (March 2020 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$750	April 2025	4.000%	$4
$1,250	April 2030	4.500%	$12
$750	April 2040	5.000%	$10
$1,250	April 2050	5.125%	$13

Interest on the October 2020 Notes and March 2020 Notes (collectively, the 2020 Notes) is payable semiannually in arrears in April and October of each year until maturity.

The indentures governing the 2020 Notes contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indentures governing the 2020 Notes do not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

In addition, during October 2020, the Company completed a cash tender offer (the 2020 Cash Tender Offer) to purchase and retire $3.0 billion combined aggregate principal amount of its outstanding notes with a weighted average interest rate of 4.80%. As a result of the 2020 Cash Tender Offer, the Company recognized a loss on extinguishment of debt of $1.1 billion which includes premium paid to holders of the debt, unamortized deferred financing fees and original issue discounts, and loss on reverse treasury lock derivative contracts. See Note 8 for additional information regarding the reverse treasury lock derivative contracts.

Note 8: Derivative Instruments

Cash Flow Hedges

The Company utilizes derivative financial instruments to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company held forward interest rate swap agreements with notional amounts totaling $638 million at October 30, 2020, and $770 million at January 31, 2020. The Company did not hold forward interest rate swap agreements at November 1, 2019. See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to forward interest rate swap agreements are included within operating activities in the accompanying consolidated statements of cash flows.

The Company accounts for these contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income/(loss), net of tax effects, in the consolidated statements of comprehensive income and is recognized in earnings when the underlying hedged transaction impacts the consolidated statements of earnings. A summary of the gain/(loss) on forward interest rate swap derivatives designated as cash flow hedges recorded in other comprehensive loss and earnings for the three and nine months ended October 30, 2020, and November 1, 2019, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Other comprehensive income/(loss)
Cash flow hedges – net of tax (expense)/benefit of ($7) million, $0 million, $28 million, $6 million, respectively	$22	$—	$(85)	$(15)
Net earnings
Interest – net	$3	$—	$7	$1

Other Derivatives Not Designated as Hedging Instruments

To hedge the economic risk of changes in value of the 2020 Cash Tender Offer prior to its pricing date, the Company entered into reverse treasury lock derivative contracts with a combined notional of $2.0 billion. Upon the pricing of the 2020 Cash Tender Offer, the Company settled the reverse treasury lock derivative contracts and made a payment to its counterparty for $26 million, which is included in loss on extinguishment of debt in the consolidated statements of earnings for the three and nine months ended October 30, 2020. The cash flows related to these contracts are included within financing activities in the accompanying consolidated statements of cash flows.

Note 9: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. As of October 30, 2020, the Company had $8.1 billion remaining in its share repurchase program. Due to the uncertainty caused by the COVID-19 pandemic, the Company temporarily suspended its share repurchases during the first quarter of 2020, but reinstated share repurchases under the program during the third quarter of 2020.

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

In addition, during the three and nine months ended October 30, 2020, the Company repurchased shares of its common stock through the open market totaling 3.6 million and 7.7 million shares, respectively, for a cost of $617 million and $1.1 billion, respectively.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and nine months ended October 30, 2020, and November 1, 2019, were as follows:

	Three Months Ended
	October 30, 2020		November 1, 2019
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	3.6	$617	7.7	$835
Shares withheld from employees	—	4	0.2	23
Total share repurchases	3.6	$621	7.9	$858
1 Reductions of $431 million and $827 million was recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended October 30, 2020 and November 1, 2019, respectively.

	Nine Months Ended
	October 30, 2020		November 1, 2019
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	13.2	$1,557	35.3	$3,618
Shares withheld from employees	0.1	10	0.3	36
Total share repurchases	13.3	$1,567	35.6	$3,654
1     Reductions of $1.4 billion and $3.5 billion were recorded to retained earnings, after capital in excess of par value was depleted, for the nine months ended October 30, 2020, and November 1, 2019, respectively.

Note 10: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and nine months ended October 30, 2020, and November 1, 2019:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Basic earnings per common share:
Net earnings	$692	$1,049	$4,857	$3,771
Less: Net earnings allocable to participating securities	(3)	(3)	(20)	(11)
Net earnings allocable to common shares, basic	$689	$1,046	$4,837	$3,760
Weighted-average common shares outstanding	752	769	753	782
Basic earnings per common share	$0.92	$1.36	$6.42	$4.81
Diluted earnings per common share:
Net earnings	$692	$1,049	$4,857	$3,771
Less: Net earnings allocable to participating securities	(3)	(3)	(20)	(11)
Net earnings allocable to common shares, diluted	$689	$1,046	$4,837	$3,760
Weighted-average common shares outstanding	752	769	753	782
Dilutive effect of non-participating share-based awards	2	1	1	1
Weighted-average common shares, as adjusted	754	770	754	783
Diluted earnings per common share	$0.91	$1.36	$6.41	$4.80

Anti-dilutive securities excluded from diluted weighted-average common shares outstanding totaled 0.3 million and 0.1 million shares for the three and nine months ended October 30, 2020, respectively. Anti-dilutive securities excluded from diluted weighted-average common shares outstanding totaled 0.9 million and 0.9 million shares for the three and nine months ended November 1, 2019, respectively.

Note 11: Income Taxes - The Company’s effective income tax rates were 22.6% and 24.3% for the three and nine months ended October 30, 2020, respectively, and 24.0% and 22.2% for the three and nine months ended November 1, 2019. The decrease in the effective tax rate for the three months ended October 30, 2020, was impacted by higher earnings at RONA inc. which has a full valuation allowance against its deferred tax assets, and a favorable discrete item related to excess tax benefits of stock compensation. The increase in the effective tax rate for the nine months ended October 30, 2020, is due to a favorable tax benefit recorded during the first quarter of 2019 associated with the planned exit of the Mexico retail operations.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Long-term debt	$213	$171	$610	$498
Finance lease obligations	8	7	25	21
Short-term borrowings	1	—	13	7
Interest income	(6)	(5)	(18)	(24)
Interest capitalized	—	—	—	(1)
Interest on tax uncertainties	—	—	—	(2)
Other	5	4	14	9
Interest – net	$221	$177	$644	$508

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 30, 2020	November 1, 2019
Cash paid for interest, net of amount capitalized	$750	$647
Cash paid for income taxes – net	$1,357	$1,029
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$55	$156
Leased assets obtained in exchange for new operating lease liabilities [1]	$355	$374
Cash dividends declared but not paid	$452	$423
1 Excludes $565 million of leases signed but not yet commenced as of October 30, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 30, 2020 and November 1, 2019, the related consolidated statements of earnings, comprehensive income, and shareholders’ equity for the fiscal three-month and nine-month periods ended October 30, 2020 and November 1, 2019, and of cash flows for the fiscal nine-month periods ended October 30, 2020 and November 1, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 25, 2020

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 30, 2020, and November 1, 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2019. This discussion and analysis is presented in six sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Performance Overview

Net sales in the third quarter of 2020 increased 28.3% to $22.3 billion compared to net sales of $17.4 billion in the third quarter of 2019. The increase in total sales was primarily driven by an increase in comparable sales. Net earnings in the third quarter of 2020 were $692 million which represents a decrease of 34.1% compared to net earnings of $1.0 billion in the third quarter of 2019. Diluted earnings per common share decreased 32.7% in the third quarter of 2020 to $0.91 from $1.36 in the third quarter of 2019. Included in the third quarter results is a $1.1 billion pre-tax loss related to the extinguishment of debt from a cash tender offer to purchase and retire $3.0 billion combined aggregate principal amount of its outstanding notes with a weighted average interest rate of 4.80%. The Company funded the cash tender offer with a $4 billion issuance of unsecured notes with a weighted average interest rate of 2.17%. These efforts took advantage of a favorable interest rate environment to reduce our long-term interest expense. Also included in the third quarter of fiscal 2020 results are operating costs related to the Canada restructuring. The third quarter of 2019 included $53 million of pre-tax charges related to long-lived asset impairments associated with the Canada restructuring. Excluding the impact of these items, adjusted diluted earnings per common share increased 40.4% to $1.98 in the third quarter of 2020 from adjusted diluted earnings per common share of $1.41 in the third quarter of 2019 (see the discussion of non-GAAP financial measures).

For the first nine months of 2020, cash flows from operating activities were approximately $11.5 billion, while $1.2 billion was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we reinstated our share repurchase program during the third quarter and repurchased $621 million of common stock and paid $416 million in dividends during the three months ended October 30, 2020.

During the third quarter of 2020, strong execution enabled us to meet broad-based demand driven by a consumer focus on redesigning the function and enjoyment of the home. Comparable sales increased by 30.1% with greater than 15% growth in all 15 merchandising divisions and triple-digit growth online. All geographic regions generated positive comparable sales of at least 20%. We have experienced consistent strong project demand from both Do-It-Yourself (DIY) and Pro customers throughout the quarter. During the third quarter, we made a significant merchandising investment to reset the layout of our U.S. stores (U.S. Stores Reset) to better align our product adjacencies and create a more intuitive shopping experience, especially for Pro customers. As a result of this ongoing U.S. Stores Reset, the Company incurred $100 million of expense during the third quarter of fiscal 2020 and expects to incur approximately $150 million of expense in the fourth quarter of fiscal 2020.

Our enhanced omnichannel capabilities have enabled us to meet the expectations of customers to shop whichever way they choose. With the re-platforming of Lowes.com to the cloud, we have been deploying enhancements to deliver a better customer experience including online delivery scheduling. Also during the third quarter, we began adding touchless buy online pickup in store (BOPIS) lockers to our stores, which complement our curbside pickup and BOPIS pickup at checkout. We are focused on rolling out these lockers to our major metro markets for the holiday season.

COVID-19 Response

We continue to be guided by our three key priorities in navigating the COVID-19 pandemic: 1) protecting the health and safety of our associates and customers through a safe store environment and shopping experience; 2) providing support for our community, including healthcare providers and first responders; and 3) financially supporting our associates during this challenging time. In response to these priorities, we have implemented store safety initiatives to support social distancing and enhance cleaning procedures, as well as adopted a requirement for all front-line associates to wear masks and a nationwide standard for all customers to wear masks. As part of our commitment to provide financial assistance to our associates, we incurred an incremental $245 million of expense to support our associates in the third quarter. This included two additional discretionary bonus payments for our hourly associates, bringing our total investment in our associates to $807 million for the first nine months of fiscal 2020. In support of our communities, we have contributed $104 million in community pandemic relief year-to-date, including grants to support minority-owned and rural small businesses.

Looking Forward

In the fourth quarter of 2020, we expect to have our U.S. Stores Reset complete for over 90% of our U.S. stores, which is expected to improve bay productivity and better support long-term sales growth. We also continue to focus on our previously announced investment in our supply chain infrastructure to expand our omnichannel retailing capabilities that will drive sustainable growth. In addition, we are focused on our growth opportunity online and removing points of friction from our online shopping experience.

While we remain optimistic about our performance, we have limited visibility into long-term business trends in this unprecedented operating environment, including the volume or duration of customer demand or potential supply chain constraints. However, we remain confident that we are making the right investments to drive sustainable growth.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 30, 2020	November 1, 2019	2020 vs. 2019	2020 vs. 2019
Net sales	100.00%	100.00%	N/A	28.3%
Gross margin	32.72	32.44	28	29.4
Expenses:
Selling, general and administrative	21.38	21.69	(31)	26.4
Depreciation and amortization	1.59	1.79	(20)	14.5
Operating income	9.75	8.96	79	39.6
Interest – net	0.99	1.02	(3)	25.4
Loss on extinguishment of debt	4.75	—	475	N/A
Pre-tax earnings	4.01	7.94	(393)	(35.3)
Income tax provision	0.91	1.90	(99)	(39.0)
Net earnings	3.10%	6.04%	(294)	(34.1)%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 30, 2020	November 1, 2019	2020 vs. 2019	2020 vs. 2019
Net sales	100.00%	100.00%	N/A	23.5%
Gross margin	33.36	32.01	135	28.7
Expenses:
Selling, general and administrative	20.18	20.82	(64)	19.7
Depreciation and amortization	1.46	1.65	(19)	9.1
Operating income	11.72	9.54	218	51.7
Interest – net	0.93	0.90	3	26.9
Loss on extinguishment of debt	1.53	—	153	N/A
Pre-tax earnings	9.26	8.64	62	32.4
Income tax provision	2.25	1.92	33	45.1
Net earnings	7.01%	6.72%	29	28.8%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

Beginning on February 1, 2020, the Company changed the basis in which it presents the comparable sales metric. The current metric is presented on a transacted basis when tender is accepted from a customer. Prior to this change, the Company’s comparable sales metric was based on when control of the good or service passed to the customer, which included timing impacts of deferred sales. These timing impacts have historically had an insignificant impact on annual comparable sales. The purpose of the change was to align the metric with how the Lowe’s management team evaluates the business throughout the year and views performance relative to peers. For the three and nine months ended October 30, 2020, the impact of excluding deferred sales increased the comparable sales metric by 8 basis points and 88 basis points, respectively. For the three and nine months ended November 1, 2019, the impact of excluding deferred sales decreased the comparable sales metric by 10 basis points and 26 basis points, respectively. The comparable sales metric for the three and nine months ended November 1, 2019, has been recast to conform to the current year presentation.

	Three Months Ended		Nine Months Ended
Other Metrics	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Comparable sales increase [1]	30.1%	2.1%	25.6%	2.4%
Total customer transactions (in millions)	257	221	819	720
Average ticket [2]	$86.96	$78.71	$84.55	$77.95
At end of period:
Number of stores	1,969	2,004
Sales floor square feet (in millions)	208	209
Average store size selling square feet (in thousands) [3]	106	104
Net earnings to average debt and equity [4]	19.5%	11.7%
Return on invested capital [4]	25.1%	14.2%
1    A comparable location is defined as a location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales include online sales, which positively impacted third quarter fiscal 2020 comparable sales by approximately 485 basis points and year-to-date fiscal 2020 comparable sales by approximately 530 basis points. The comparable sales calculation included in the preceding table was calculated using comparable 13-week and 39-week periods.
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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items, as further described below, not contemplated in the Company’s original business outlooks for the third quarter of fiscal 2020 and fiscal 2019. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

Fiscal 2020 Impacts
•Beginning in the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and in the fourth quarter of fiscal 2019, the Company announced additional actions to improve future performance and profitability of its Canadian operations. As a result of this review and related actions, during the three months ended October 30, 2020, the Company recognized $13 million of pre-tax operating costs related to remaining inventory write-downs and other closing costs (Canada restructuring).

•In the third quarter of fiscal 2020, the Company recognized a $1.1 billion loss on extinguishment of debt in connection with a $3.0 billion cash tender offer (Loss on extinguishment of debt).

Fiscal 2019 Impacts
•During the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and as a result, recognized pre-tax charges of $53 million associated with long-lived asset impairment (Canada restructuring).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	October 30, 2020			November 1, 2019
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$0.91			$1.36
Non-GAAP adjustments – per share impacts
Loss on extinguishment of debt	1.40	(0.35)	1.05	—	—	—
Canada restructuring	0.02	—	0.02	0.07	(0.02)	0.05
Adjusted diluted earnings per share			$1.98			$1.41

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

We define ROIC as the rolling 12 months’ lease adjusted net operating profit after tax (Lease adjusted NOPAT) divided by the average of current year and prior year ending debt and equity. Lease adjusted NOPAT is a non-GAAP financial measure, and net earnings is considered to be the most comparable GAAP financial measure. The calculation of ROIC, together with a reconciliation of net earnings to Lease adjusted NOPAT, is as follows:

	For the Periods Ended
(In millions, except percentage data)	October 30, 2020	November 1, 2019
Calculation of Return on Invested Capital
Numerator
Net Earnings	$5,367	$2,947
Plus:
Interest expense – net	827	665
Loss on extinguishment of debt	1,060	—
Operating lease interest	177	186
Provision for income taxes	1,828	1,177
Lease adjusted net operating profit	9,259	4,975
Less:
Income tax adjustment [1]	2,353	1,414
Lease adjusted net operating profit after tax	$6,906	$3,561

Denominator
Average debt and equity [2]	$27,525	$25,106
Net earnings to average debt and equity	19.5%	11.7%
Return on invested capital	25.1%	14.2%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 25.4% and 28.4% for the periods ended October 30, 2020, and November 1, 2019, respectively.
2    Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Results of Operations

Net Sales – Net sales in the third quarter of 2020 increased 28.3% to $22.3 billion. The increase in total sales was primarily driven by comparable sales growth. Comparable sales increased 30.1% over the same period, driven by a 16.4% increase in comparable customer transactions and a 13.7% increase in comparable average ticket.

During the third quarter of 2020, we experienced comparable sales increases in all 15 product categories with broad-based strength in performance across both DIY and Pro customers. Comparable sales were above the Company average in Lumber, Lawn & Garden, Seasonal & Outdoor Living, and Décor. Lumber experienced strong unit demand across DIY and Pro customers. As customers actively engaged in outdoor landscaping and other beautification projects, Lawn & Garden experienced broad based strength across the category. Hurricane preparation activities and favorable weather drove growth in Seasonal & Outdoor Living. Décor experienced strong performance in home accents and home organization as customers continue to look for impactful DIY projects. Geographically, all 15 U.S. regions and the Canadian region experienced positive comparable sales in excess of 20%.

Net sales increased 23.5% to $69.3 billion for the first nine months of 2020 compared to 2019. The increase in total sales was driven primarily by an increase in comparable sales. Comparable sales increased 25.6% over the same period, primarily driven by a 14.0% increase in customer transactions and a 11.6% increase in comparable average ticket.

Gross Margin – For the third quarter of 2020, gross margin as a percentage of sales increased 28 basis points. The gross margin increase for the quarter is driven by approximately 65 basis points of total rate improvement, driven by continued improvements from our pricing and promotional strategies and 35 basis points due to a favorable product mix as demand was stronger in higher margin categories. These favorable impacts were partially offset by 30 basis points from lower credit revenue, 25 basis points of deleverage from inventory shrink, and 20 basis points of deleverage from supply chain costs.

Gross margin as a percentage of sales increased 135 basis points in the first nine months of 2020 compared to 2019. Gross margin was positively impacted by approximately 165 basis points of total rate improvement and 35 basis points of leverage due to favorable product mix, partially offset by 30 basis points of deleverage due to tariff pressure and 15 bps of deleverage from inventory shrink.

SG&A – For the third quarter of 2020, SG&A expense leveraged 31 basis points as a percentage of sales compared to the third quarter of 2019. This is primarily driven by approximately 90 basis points of leverage in retail operating salaries due to increased sales and improved operating efficiencies, 35 basis points of occupancy leverage due to higher sales volume compared to fixed occupancy costs, 35 basis points of leverage in employee benefits due to the CARES Act employee retention tax credit, 25 basis points of leverage in advertising expense due to optimizing our channel mix, and 20 basis points of leverage from the prior year’s long-lived asset impairment due to the Company’s strategic review of the Canadian operations initiated during the third quarter of 2019. These were partially offset by 130 basis points of deleverage due to COVID-19 related expenses, including two hourly front-line employee bonuses, emergency paid leave, and increased cleaning costs and other safety-related programs, as well as 45 basis points of deleverage due to our U.S. Stores Reset.

SG&A expense as a percentage of sales leveraged 64 basis points in the first nine months of 2020 compared to 2019. This was primarily driven by 105 basis points of leverage in retail operating salaries, 35 basis points of leverage in advertising, 35 basis points of leverage in employee benefits, and 35 basis points of leverage in occupancy costs. These were partially offset by 150 basis points of deleverage due to COVID-19 related expenses.

Depreciation and Amortization – Depreciation and amortization leveraged 20 basis points as a percentage of sales for the third quarter of 2020 compared to the prior year primarily due to an increase in sales during the period. Property, less accumulated depreciation, increased to $18.7 billion at October 30, 2020, compared to $18.4 billion at November 1, 2019. As of October 30, 2020, and November 1, 2019, we owned 84% and 83% of our stores, respectively, which included stores on leased land.

Depreciation and amortization leveraged 19 basis points as a percentage of sales for the first nine months of 2020 compared to 2019 primarily due to the same factors that impacted depreciation and amortization for the third quarter.

Interest – Net – Interest expense for the third quarter of 2020 increased primarily as a result of the issuance of $4.0 billion unsecured notes in March 2020 and $4.0 billion unsecured notes in October 2020, the $1.0 billion term loan entered in January 2020 that was repaid during the quarter, as well as amortization of the loss on cash flow hedges.

Interest expense for the first nine months of 2020 increased primarily due to the same factors that impacted interest expense for the third quarter.

Loss on Extinguishment of Debt – During the third quarter of 2020, we repurchased and retired $3.0 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $1.1 billion.

Income Tax Provision – Our effective income tax rates were 22.6% and 24.0% for the three months ended October 30, 2020, and November 1, 2019, respectively. The decrease in the effective tax rate for the quarter was impacted by higher earnings at RONA inc., which has a full valuation allowance on its deferred tax assets, as well as a favorable discrete item related to excess tax benefits of stock compensation.

Our effective income tax rates were 24.3% and 22.2% for the nine months ended October 30, 2020, and November 1, 2019, respectively. The increase in the effective tax rate for the first nine months is due to a favorable tax benefit recorded during the first quarter of 2019 associated with a change in approach to pursue a sale of the Mexico operations through liquidation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Significant customer demand and operating performance year-to-date drove a substantial increase in cash flows from operations. These increases, supplemented with our short-term and long-term borrowings, have provided ample liquidity to fund our operations while allowing us to make strategic investments in our omnichannel capabilities to support long-term growth and return excess cash to shareholders in the form of dividends and share repurchases. Due to the uncertainty caused by the COVID-19 pandemic, we temporarily suspended our share repurchases during the first quarter of fiscal 2020, but reinstated share repurchases under this program during the third quarter. As of October 30, 2020, we held $8.2 billion of cash and cash equivalents, as well as $3 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Nine Months Ended
(In millions)	October 30, 2020	November 1, 2019
Net cash provided by operating activities	$11,485	$4,111

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the nine months ended October 30, 2020, versus the nine months ended November 1, 2019, was driven primarily by higher net earnings and changes in working capital. Accounts payable increased for the first nine months of 2020 by $5.1 billion, compared to an increase for the first nine months of 2019 of $523 million, driving an additional $4.6 billion in operating cash flows for the first nine months of fiscal 2020. The increase in accounts payable was driven by higher sustained inventory purchase volume in 2020 as compared to 2019. Other operating liabilities increased $1.1 billion for the first nine months of 2020 compared to a decrease of $408 million in the first nine months of 2019. The increase in other operating liabilities in the current year is primarily driven by increases in deferred revenue, increased accrued compensation and employee benefits, and increased accrued payroll taxes due to the deferral of qualifying employer payroll taxes in accordance with the CARES Act. Inventory decreased operating cash flow for the first nine months of 2020 by approximately $2.5 billion, compared to a decrease of approximately $1.1 billion for the first nine months of 2019, primarily due to higher inventory purchases to meet sustained customer demand in 2020.

Cash Flows Used in Investing Activities

	Nine Months Ended
(In millions)	October 30, 2020	November 1, 2019
Net cash used in investing activities	$(2,652)	$(863)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and investments.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the nine months ended October 30, 2020, and November 1, 2019:

	Nine Months Ended
(In millions)	October 30, 2020	November 1, 2019
Existing store investments [1]	$960	$694
Strategic initiatives [2]	138	127
New stores, new corporate facilities and international [3]	74	106
Total capital expenditures	$1,172	$927
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

Our 2020 outlook for capital expenditures is approximately $1.7 billion.

Cash Flows Used in Financing Activities

	Nine Months Ended
(In millions)	October 30, 2020	November 1, 2019
Net cash used in financing activities	$(1,304)	$(2,978)

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

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement support our commercial paper program. The amount available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement as of October 30, 2020, and November 1, 2019. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement as of October 30, 2020, was $3.0 billion.

The following table includes additional information related to our short-term borrowings for the nine months ended October 30, 2020, and November 1, 2019:

	Nine Months Ended
(In millions, except for interest rate data)	October 30, 2020	November 1, 2019
Net change in commercial paper	$(941)	$(85)
Maximum commercial paper outstanding at any month-end	$1,858	$1,189
Short-term borrowings outstanding at quarter-end	$—	$637
Weighted-average interest rate of short-term borrowings outstanding	—%	1.97%

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement contains customary representations, warranties, and covenants. We were in compliance with those covenants at October 30, 2020.

Long-Term Debt

The following table includes additional information related to the Company’s long-term debt for the nine months ended October 30, 2020, and November 1, 2019:

	Nine Months Ended
(In millions)	October 30, 2020	November 1, 2019
Net proceeds from issuance of debt	$7,929	$2,972
Repayment of debt	$(5,582)	$(1,092)

During the nine months ended October 30, 2020, we issued $8.0 billion of unsecured notes. This is comprised of $4.0 billion of unsecured notes issued in March 2020 to finance current year maturities and for other general corporate purposes and $4.0 billion of unsecured notes issued in October 2020 to fund the 2020 Cash Tender Offer to purchase existing unsecured notes and for other general corporate purposes. We completed the tender offer in October 2020 in which we purchased and retired $3.0 billion of our higher coupon notes prior to maturity to take advantage of a favorable interest rate environment to reduce our long-term interest expense. As part of this transaction, we incurred $1.1 billion of debt extinguishment costs which included premium to noteholders and the cost of reverse treasury lock derivative contracts associated with the tender offer. During the nine months ended October 30, 2020, we paid $500 million to repay scheduled long-term debts at maturity, as well as $1.0 billion early repayment of the 364-day term loan facility entered into in January 2020.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. Due to the uncertainty caused by the COVID-19 pandemic, we temporarily suspended our share repurchases during the first quarter of fiscal 2020, but as announced on September 29, 2020, determined to reinstate the previously authorized share repurchase program. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the nine months ended October 30, 2020, and November 1, 2019:

	Nine Months Ended
(In millions, except per share data)	October 30, 2020	November 1, 2019
Total amount paid for share repurchases	$1,528	$3,649
Total number of shares repurchased	13.1	35.6
Average price paid per share	$116.99	$102.59

As of October 30, 2020, we had $8.1 billion remaining available under our share repurchase program with no expiration date.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $1.51 per share for the nine months ended November 1, 2019, to $1.65 per share for the nine months ended October 30, 2020.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of November 25, 2020, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In March 2020, we issued $4.0 billion of unsecured notes in the ordinary course of business and used a portion of the net proceeds from the sale of the notes for the repayment of $500 million aggregate principal amount due April 2020. In October 2020, we issued $4.0 billion of unsecured notes in the ordinary course of business and used the proceeds from this issuance to repurchase $3.0 billion of unsecured debt before maturity. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at October 30, 2020. The unsecured notes issued in the first and third quarters of fiscal 2020 are further described in Note 7 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$21,313	$525	$1,768	$1,951	$17,069
Long-term debt (interest payments)	19,455	775	1,467	1,376	15,837
Total	$40,768	$1,300	$3,235	$3,327	$32,906

As of October 30, 2020, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of 2019. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 30, 2020, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Although most of our corporate employees are working remotely due to the COVID-19 global health crisis, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the third quarter of fiscal 2020:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 1, 2020 - August 28, 2020	5,818	$158.53	—	$8,717,610,699
August 29, 2020 - October 2, 2020	327,547	166.54	324,542	8,663,561,264
October 3, 2020 - October 30, 2020	3,314,043	170.51	3,301,996	8,100,499,267
As of October 30, 2020	3,647,408	$170.14	3,626,538	$8,100,499,267
1    The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2    On December 12, 2018, the Company’s Board of Directors authorized an additional $10.0 billion share repurchase program with no expiration, which was announced on the same day.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 29, 2020.	8-K	001-07898	3.1	June 2, 2020

4.1	Seventeenth Supplemental Indenture, dated as of October 22, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee).	8-K	001-07898	4.2	October 22, 2020

10.1	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement. *‡

10.2	Offer Letter between Lowe’s Companies, Inc. and Dan C. Griggs, Jr. entered into on October 2, 2020.*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

November 25, 2020	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Vice President and Chief Accounting Officer