Form 10-K
period 2021-01-29
LOWES COMPANIES INC
filed 2021-03-22
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of July 31, 2020, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $112.5 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/19/2021
Common Stock, $0.50 par value	717,256,852

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2021 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “scenario”, “guidance” and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives, business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services, share repurchases, Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties, and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

For a detailed description of the risks and uncertainties that we are exposed to, you should read Item 1A, “Risk Factors” included elsewhere in this Annual Report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

ii

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer. As of January 29, 2021, Lowe’s operated 1,974 home improvement and hardware stores, representing approximately 208 million square feet of retail selling space. These operations included 1,734 stores located across 50 U.S. states, as well as 240 stores in Canada.

The Canadian stores include RONA inc. (RONA), which was acquired by Lowe’s in 2016. RONA operates 179 stores in Canada as of January 29, 2021, as well as services approximately 231 dealer-owned stores. The RONA stores represent complementary store formats operating under various banners.

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

Customers, Market and Competition

Our Customers

We serve homeowners, renters, and professional customers (Pro customers). Individual homeowners and renters complete a wide array of projects and vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM). The Pro customer consists of two broad categories: construction trades and maintenance, repair & operations.

Our Market

The U.S. market remains our predominant market, accounting for approximately 94% of consolidated sales for the fiscal year ended January 29, 2021. We are among the many businesses, including home centers, paint stores, hardware stores, lumber yards and garden centers, whose revenues are included in the Building Material and Garden Equipment and Supplies Dealers Subsector (444) of the Retail Trade Sector of the North American Industry Classification System (NAICS), the standard used by Federal statistical agencies in classifying business establishments for the purpose of collecting, analyzing, and publishing statistical data related to the U.S. business economy.

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

There are many variables that affect consumer demand for the home improvement products and services Lowe’s offers.  Key indicators we monitor include real disposable personal income, employment, home prices, housing turnover, and consumer mobility.  We also monitor demographic and societal trends that shape home improvement industry growth.

Our Competition

The home improvement industry includes a broad competitive landscape that continues to evolve.  Lowe’s competes with national and international home improvement warehouse chains and lumber yards in most of the markets we serve.  We also compete with traditional hardware, plumbing, electrical, home supply retailers, and maintenance and repair organizations.  In addition, we compete with general merchandise retailers, warehouse clubs, online retailers, other specialty retailers, providers of equipment and tool rental, as well as service providers that install home improvement products.  Location of stores, product assortment, product pricing and customer service continue to be key competitive factors in our industry, while the evolution of technology and customer expectations also underscores the importance of omni-channel capabilities as a competitive factor.  To ensure ongoing competitiveness, Lowe’s focuses on delivering the right home improvement products, with the best service and value, across every channel and community we serve.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report.

Products and Services

Our Products

Product Selection
To meet customers’ varying needs, we offer a complete line of products for construction, maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Appliances, Seasonal & Outdoor Living, Lawn & Garden, Lumber, Kitchens & Bath, Tools, Paint, Millwork, Hardware, Flooring, Rough Plumbing, Building Materials, Décor, Lighting, and Electrical.  A typical Lowe’s-branded home improvement store stocks approximately 40,000 items, with over two million additional items available through our online selling channels. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of private brands.  In addition, we are dedicated to ensuring the products we sell are sourced in a socially responsible, efficient, and cost-effective manner.

National Brand-Name Merchandise
In many product categories, customers look for a familiar and trusted national brand to instill confidence in their purchase.  Lowe’s home improvement stores carry a wide selection of national brand-name merchandise such as Whirlpool®, GE®, LG®, and Samsung® appliances, Stainmaster® carpets, Sherwin-Williams® and Valspar® paints and stains, Pella® windows and doors, Pergo® hardwood flooring, CRAFTSMAN® and DeWALT® power tools, Metabo® pneumatic tools, Weber® and Char-Broil® grills, Owens Corning® insulation and roofing, GAF® roofing, James Hardie® fiber cement siding, Marshalltown® masonry tools and concrete, Husqvarna®, EGO® and SKIL® outdoor power equipment, John Deere® riding lawn mowers, Werner® ladders, Quoizel® lighting, Nest® products, SharkBite® plumbing products, A. O. Smith® water heaters, Norton® abrasives, Simpson Strong-Tie® connectors, Eaton® electrical products, and many more.  Our merchandise selection provides the retail and Pro customer a one-stop shop for a wide variety of national brand-name merchandise needed to complete home improvement, repair, maintenance, or construction projects.

Private Brands
Private brands are an important element of our overall portfolio, helping to increase customer loyalty, drive sales, and expand differentiation.  We have a strong private brand presence across core categories, including some of our most valuable brands such as: Kobalt® tools; allen+roth® and Style Selections® home décor products; Severe Weather® pressure treated lumber; Project Source® high-value project completers; Holiday Living® seasonal products; Harbor Breeze® ceiling fans; Sta-Green® lawn and garden products; Moxie® cleaning products; Reliabilt® doors, windows, and hardware; and Utilitech® electrical and utility products.

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
In addition to the RDCs and FDCs, we also operate coastal holding and transload facilities to handle import product, bulk distribution centers (BDC) to handle appliances and other big and bulky product, cross-dock delivery terminals (XDT) to fulfill final mile box truck deliveries, and fulfillment centers (FC) focused on parcel post eligible products. In fiscal 2020, we enhanced our distribution network by adding thirteen XDTs, two BDCs, and one FC.

Collectively, our facilities enable our import and e-commerce products to get to their destination as efficiently as possible. Most parcel-eligible items can be ordered by a customer and delivered within two business days at standard shipping rates.

In fiscal 2020, approximately 67% of the total dollar amount of merchandise we purchased flowed through our distribution network, while the remaining portion was shipped directly to our stores from vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Appliances, Flooring, Kitchens & Bath, Lumber, Building Materials, and Millwork accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 5% of total sales in fiscal 2020.

Extended Protection Plans and Repair Services
We offer extended protection plans for various products within the Appliances, Kitchens & Bath, Décor, Millwork, Rough Plumbing, Electrical, Seasonal & Outdoor Living, Tools, and Hardware categories. These protection plans provide customers with product protection that enhances or extends coverage offered by the manufacturer’s warranty and provides additional customer-friendly benefits that go beyond the scope of a manufacturer’s warranty. The protection plans provide in-warranty benefits and out-of-warranty repair services for major appliances, outdoor power equipment, tools, grills, fireplaces, air conditioners, water heaters, and other eligible products through our stores or in the home through the Lowe’s Authorized Service Repair Network. We offer replacement plans for products in most of these categories when priced below $300, or otherwise specified category-specific price points. Our contact center takes customers’ calls, assesses the problems, and facilitates resolutions, making after-sales service easier for our customers by managing the entire process.

Selling Channels

We are continuing to enhance our omni-channel capabilities, which allows our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, more than half of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, customers may pick up their purchase in-store at the customer service desk, curbside pick-up, or touchless lockers; have their purchase delivered from a store; or have their purchase parcel shipped. In addition, flexible fulfillment options are available for in-store purchases and those made through the contact center. Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an endless aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our ability to leverage our existing infrastructure with the omni-channel capabilities we continue to introduce.

In-Store
Our 1,795 Lowe’s-branded home improvement stores, inclusive of 1,734 in the U.S. and 61 in Canada, are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  The 179 RONA stores operate under various complementary store formats that address target customers and occasions. Our home improvement stores in the U.S. and Canada offer similar products and services, with certain variations based on localization.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with internet access, making information available quickly to further simplify the shopping experience.

Online
Through our websites and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, online product information, customer ratings and reviews, online buying guides and how-to videos and other information.  These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects. We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store, as well as delivery or parcel shipment to their homes or businesses.

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

Human Capital

When it comes to recruiting and retaining top talent, Lowe’s strives to be an employer of choice. We are committed to creating valuable career opportunities for our associates, supporting them and the communities where they live, and cultivating a culture that invites and encourages diverse opinions and ideas. We enable our associates to build meaningful careers and unlock their potential in an inclusive workplace as we work together to deliver the right home improvement products, with the best service and value, across every channel and community we serve.

Our People
As of January 29, 2021, Lowe’s employed approximately 220,000 full-time associates and 120,000 part-time associates, primarily in the United States and Canada. In fiscal 2020, we expanded our workforce, hiring associates in part-time, seasonal and full-time positions to fulfill the seasonal demand of our Spring season, increased demand during the COVID-19 pandemic as customers focused on home improvement projects, and a nationwide effort to modify our store layout.

Certain employees in Canada are subject to collective bargaining agreements. No other employees are subject to collective bargaining agreements. Management considers its relations with employees to be good.

Diversity and Inclusion
We believe that, by building diverse and inclusive teams, we drive better ideas, positive business results, and improved service through a deeper connection with our customers. During fiscal 2019, we kicked-off a multi-year program to integrate diversity and inclusion initiatives into our corporate strategy across three areas: talent, culture and business. To foster an inclusive culture, we launched seven business resource employee groups sponsored by our executive leadership team in 2019 and continued to support those groups virtually in 2020.

Talent Development
We are committed to securing top talent and providing ongoing training to facilitate meaningful careers at Lowe’s. We offer a variety of leadership and development programs that develop diverse and other high potential associates. We also have certification programs available to our store and technology associates to further develop their skills and knowledge base. Additionally, through our partnership with Guild Education, Lowe’s Track to the Trades program provides tuition reimbursement to our associates, encouraging them to complete apprentice certifications in carpentry, plumbing, electrical, heat, air ventilation and cooling (HVAC) or appliance repair.

We have also seen great strides in our internal culture. This year, we saw higher participation and engagement scores in our annual Building Engagement and Success Together (BEST) associate engagement survey which helps senior management understand from our associates what Lowe’s is doing well and where we have opportunities for improvement.

Total Rewards and Wellness
In the spirit of building the best team and providing them with the best care, we are proud of the financial and well-being benefits we offer to our associates. We have a history of investing in our workforce by offering locally competitive salaries and wages. We offer a wide variety of health, welfare and financial benefits to our full-time and part-time associates, including health care and insurance benefits, retirement plans, an employee stock purchase plan, paid time off, leave programs and tuition assistance, among many others.

In response to the novel strain of coronavirus (COVID-19) pandemic, we expanded benefits and wellness programs to increase access to care. We waived co-payments on pharmacy home deliveries, covered 100% of COVID-19 testing and related treatment, expanded telemedicine services to our uninsured associates, shifted onsite clinics to a virtual care model, and launched a new virtual behavioral health app. We also provided 14 days of emergency paid leave for all associates who needed it, and up to four weeks of emergency paid leave for associates at high risk of severe illness from COVID-19.

During fiscal 2020, we provided $915 million in incremental COVID-related financial support for our front-line hourly associates. This included seven discretionary payments of $300 for full-time hourly associates and $150 for part-time hourly associates, as well as a temporary $2 per hour wage increase in the month of April, and emergency paid leave taken by associates who needed it.

Store and Workplace Safety
Our associates and customers drive our success and providing them a safe environment for both working and shopping is essential. We strive to maintain a culture of safety beginning with our leaders modeling the behaviors we want our associates to adopt, and we embed safety into associate onboarding, developmental e-learning and on-the-job training. In fiscal 2020, in response to the COVID-19 pandemic, we implemented numerous safety standards in support of social distancing and enhanced sanitizing and cleaning.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary and other wholly-owned subsidiaries own and maintain various additional registered and unregistered trademarks, trade names and service marks, including but not limited to retail names “RONA” and “Reno Depot”, and private brand product names “Kobalt” and “allen+roth”. These subsidiaries also maintain various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Government Regulation

We are subject to a wide array of federal, state, and local laws and regulations. We do not currently expect compliance with these laws and regulations to have a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods.

Sustainability

Lowe’s has a proud history of managing our business responsibly and serving our associates and communities. We believe our commitment to sustainability, including our focus on product sustainability, our associates and communities, and reducing the environmental footprint of our operations will help drive long-term shareholder value. In fiscal 2020, for the second consecutive year, Lowe’s was included in the Dow Jones Sustainability North America Index based on our environmental, social, and governance practices.

Product Sustainability
Lowe’s is committed to promoting sustainable practices throughout our supply chain and providing customers with high quality and safe products. Our products undergo a thorough selection process, beginning with our sourcing decisions. Through collaboration and established management systems, we monitor our suppliers’ practices to secure high-quality products from suppliers who support worker rights and protect the environment. In fiscal 2019, we published a human rights policy and a revised conflict minerals policy to hold all suppliers to our rigorous standards. In fiscal 2020, we also updated our Vendor Code of Conduct with enhanced environmental standards for all suppliers. In addition, Lowe’s upholds a wood sourcing policy that provides that all wood products sold in our stores originate from well-managed, non-endangered forests.

We continue to expand our product portfolio with more environmentally friendly products that provide health and environmental benefits to our customers and communities. We continue to work with local and regional utilities to offer customers assorted rebates for a variety of environmentally efficient products including ENERGY STAR® and WaterSense®.

Reducing our Environmental Footprint
Lowe’s is committed to reducing our environmental impact through investments in energy efficiency, renewable energy, environmentally friendly transportation practices, and innovative water and waste management systems. In fiscal 2020, approximately 500 retail locations upgraded to interior light-emitting diode (LED) lighting. We also replaced 100 stores’ aging HVAC units with high-efficiency models. Our renewable energy portfolio expanded in 2020 when 100 megawatts of wind energy became operational in central Texas, which will produce the equivalent amount of energy to power all 144 Lowe’s stores in Texas.

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

Lowe’s participates in the Carbon Disclosure Project’s (CDP) climate, forestry, and water security questionnaires to benchmark and quantify our environmental practices in an effort to be transparent in our progress and assist in the reduction of our contributions to climate change. In fiscal 2020, Lowe’s externally verified its greenhouse gas emissions data to validate our findings and increase confidence in our reporting. At a local level, store waste, including cardboard, broken appliances, wood pallets, and more, are recycled through national and regional partners, and we provide in-store recycling centers for our customers to bring in plastic planter pots, compact fluorescent lamp bulbs, plastic bags, and rechargeable batteries.

For more information about Lowe’s sustainability efforts, please visit responsibility.lowes.com.

Investing in Our Communities

Lowe’s legacy has long included a deep commitment to the communities where we live and work. In 2020, the global pandemic forced everyone to live and work differently, but we remained committed to supporting the well-being of our associates, customers, and communities, including healthcare providers and first responders.

While adapting our own business to the challenges associated with the COVID-19 pandemic, we witnessed our nonprofit partners’ needs growing rapidly as well. At a time when too many individuals already struggle to have a safe and healthy place to live, small businesses faced unprecedented challenges, especially across minority and rural communities. Determined to help make a difference and putting action behind our words of commitment to our communities, Lowe’s contributed $109 million in pandemic relief to support our communities, including grants to support minority-owned and rural small businesses.

Lowe's established a small business grant program in partnership with Local Initiatives Support Corporation (LISC). Throughout 2020, the program provided grants of up to $20,000 to rural, minority-owned, and women-owned small business owners to help meet their most immediate needs. For many, that meant being able to pay rent and utilities, meet payroll, pay outstanding debt to vendors, upgrade technology infrastructure, and support other immediate operational costs.

As the COVID-19 global pandemic persisted throughout 2020, Lowe’s took seriously our responsibility to provide essential products and services to our customers, government officials, and first responders. In addition to donating essential personal protective equipment (PPE) and products to help keep medical professionals on the front lines safe and healthy, we also empowered all Lowe’s stores to donate masks and respirators to local small businesses to help them remain open or reopen under challenging circumstances.

Despite the challenges of the pandemic, we have continued to focus our philanthropy by investing in safe, affordable housing initiatives and workforce development programs that address the skilled trades gap. Lowe’s also supports veteran-related initiatives within these two focus areas and continues to assist customers, associates and communities before, during, and after natural disasters by partnering with disaster response and relief organizations.

In addition, we are proud to report that in 2020, every Lowe’s store in the United States and Canada was able to contribute to their communities through the Lowe’s Heroes program. Lowe's is also dedicated to helping our associates in times of need. Our Lowe’s Employee Relief Fund, made possible through associate donations and company matching, supports associates in times of significant, unforeseen financial hardship. In 2020, Lowe’s Employee Relief Fund distributed almost $3 million, helping 2,500 associates in need.

For more information on Lowe’s partnerships and latest community improvement projects, visit responsibility.lowes.com.

Available Information

Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our internet website at ir.lowes.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Competitive, Operational and Reputational Risks

We may be unable to adapt our business concept in a rapidly evolving retail environment to address the changing shopping habits, demands and demographics of our customers, or realize the intended benefits of organizational change initiatives.
The home improvement retail environment, like the retail environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. Our success is dependent on our ability to identify and respond to the economic, social, style and other trends that affect demographic and consumer preferences in a variety of our merchandise categories and service offerings. Customers’ expectations about how they wish to research, purchase and receive products and services have also evolved. It is difficult to predict the mix of products and services that our customers will demand. Further, we have a store base that requires maintenance, investment and space reallocation initiatives to deliver the shopping experience that our customers desire. Our capital investments in our stores may not deliver the relevant shopping experience our customers expect. Failure to identify such trends, adapt our business concept, improve and maintain our stores and implement change, growth, and productivity initiatives successfully could negatively affect our relationship with our customers, the demand for the home improvement products and services we sell, the rate of growth of our business, our market share, and results of operations.

We may not be able to realize the benefits of our strategic initiatives focused on omni-channel sales and marketing presence if we fail to deliver the capabilities required to execute on them.
Our interactions with customers have evolved into an omni-channel experience as they increasingly are using computers, tablets, mobile phones and other electronic devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omni-channel retail is quickly evolving, and we must anticipate and meet our customers’ expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed and provide a consistent customer experience. The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics have required us to and will continue to require us to deliver large, complex programs requiring integrated planning, initiative prioritization and program sequencing. These initiatives have required and will continue to require new competencies in many positions, and our management, employees and contractors have had to and will need to continue to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, to support our strategic initiatives and the related technology investments needed to implement our strategic investments, we must attract and retain a large number of skilled professionals, including technology professionals. The market for these professionals is increasingly competitive. Our results of operations, financial condition or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors or if we are unable to attract, retain and manage the talent succession of additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retail environment.

We have many competitors who could take sales and market share from us if we fail to execute our merchandising, marketing and distribution strategies effectively, or if they develop a substantially more effective or lower cost means of meeting customer needs, resulting in a negative impact on our business and results of operations.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors. The principal competitive factors in our industry include convenience, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation. We face growing competition from online and omni-channel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. Further, online and omni-channel retailers continue to focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times and low-price or free shipping, and we must make investments to keep up with our customers’ evolving shopping preferences. Our ability to be competitive on delivery times, delivery costs, and delivery options depends on many factors, including successful implementation and the continued maintenance of our initiatives related to supply chain transformation. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance. Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

If we fail to hire, train, manage and retain qualified sales associates and specialists with expanded skill sets or corporate support staff with the capabilities of delivering on strategic objectives, we could lose sales to our competitors, and our labor costs, resulting from operations or the execution of corporate strategies, could be negatively affected.
Our customers, whether they are homeowners, renters or commercial businesses, expect our sales associates and specialists to be well trained and knowledgeable about the products we sell and the home improvement services we provide. We compete with other retailers for many of our sales associates and specialists, and we invest significantly in them with respect to training and development to strive for high engagement. Increasingly, our sales associates and specialists must have expanded skill sets, including, in some instances, the ability to do in-home or telephone sales. We may be unable to attract and retain a sufficiently diverse workforce that can deliver relevant, culturally competent and differentiated experiences for a wide variety of culturally diverse customers. Additionally, in order to deliver on the omni-channel expectations of our customers, we rely on the specialized training and capabilities of corporate support staff, which are broadly sought after by our competitors. If we are unable to hire, train, manage and retain qualified sales associates and specialists, the quality of service we provide to our customers may decrease and our results of operations could be negatively affected. Furthermore, our ability to meet our labor needs, particularly in a competitive labor market, while controlling our costs is subject to a variety of external factors, including prevailing wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics and the adoption of new or revised legislation or regulations governing immigration, employment, labor relations, minimum wage and health care benefits. Periodically, we are subject to labor organizing efforts, and if we become subject to collective bargaining agreements in the future, it could adversely affect how we operate our business and adversely affect our labor costs and our ability to retain a qualified workforce.

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

Additionally, our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets and other intellectual property rights are valuable assets of our business. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. If we are unable to successfully protect our intellectual property rights, our business could be adversely affected.

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

Supply Chain and Third-Party Risks

If our domestic or international supply chain or our fulfillment network for our products is ineffective or disrupted for any reason, including the COVID-19 pandemic, or if these operations are subject to trade policy changes or additional tariffs, our results of operations could be adversely affected.
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

We source a large number of our products from foreign manufacturers, with China being the dominant import source. The changes in certain tax and trade policies, tariffs and other regulations affecting trade between the U.S. and other countries enacted under the prior U.S. administration increased the cost of our merchandise sourced from outside of the U.S., which represents a large percentage of our overall merchandise. It remains unclear how tax or trade policies, tariffs or trade relations may change under the new U.S. administration, which could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future. The degree of our exposure is dependent on, among other things, the type of goods, rates imposed, and timing of tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.

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

Failures relating to our third-party installer program or by our third-party installers could result in increased operational and legal risks and negatively impact our business, financial condition and results of operations.
We contract with third-party installers to provide installation services to our customers, and, as the general contractor, we are subject to regulatory requirements and risks applicable to general contractors, including certain licensing and permitting requirements, and those relating to the quality and performance of our third-party installers. Our or our third-party installers’ failures to effectively manage such requirements and internal processes regarding installation services could result in lost sales, fines and lawsuits, as well as damage to our reputation, which could negatively affect our business.

Technology and Cybersecurity Risks

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

In the United States alone, we may be subject to regulation at both the federal and state level. For example, the California Consumer Privacy Act of 2018 grants California consumers certain rights over their personal information and imposes stringent requirements on the collection, use and sharing of “personal information” of California consumers. Other U.S. states are proposing similar laws related to the protection of personal information and the U.S. federal government is also considering federal privacy legislation. In order to maintain our compliance with such laws as they come to fruition, we may sustain increased costs in order to continually evaluate our policies and processes and adapt to new requirements that are or become applicable to us. As the regulatory environment relating to retailers’ and other companies’ obligation to protect personal information becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines, other regulatory sanctions or government investigation, and potentially to lawsuits brought by private individuals, regulators or states’ attorney general.

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

Investment-Related Risks

Our strategic transactions involve risks, and we may not realize the expected benefits because of numerous uncertainties and risks.
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

Legal, Regulatory and Other External Risks

The COVID-19 pandemic has affected and is expected to continue to affect our business, results of operations and financial condition.
The effects of the COVID-19 pandemic are highly unpredictable and volatile, and have affected and are expected to continue to affect our business operations, demand for our products and services, our costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial condition, among other things. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of measures to try to contain the virus, such as travel restrictions, quarantines, “shelter-in-place” orders and various other restrictive measures.

At the onset of the pandemic, we implemented a number of measures to facilitate a safer store environment. In addition, we provided expanded associate benefits to provide additional paid time off, special payments to hourly associates, temporary wage increases and other benefits. These measures have increased our operating expenses. Additionally, in response to the uncertainties surrounding the COVID-19 pandemic, we took proactive steps to further enhance our liquidity position by temporarily suspending our share repurchase program, which was later reinstated; increasing the capacity of our revolving credit facilities and the associated commercial paper program; as well as issuing senior notes in March 2020.

The extent to which the COVID-19 pandemic further impacts our business, results of operations and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including:

•the duration and scope of the pandemic and associated disruptions, including whether there are additional “waves” or other continued periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas where we or our suppliers operate;

•the effects of current and future governmental and public responses to changing conditions;

•evolving macroeconomic factors, including general economic uncertainty, unemployment rates and recessionary pressures;

•the financial condition and purchasing power of our customers;

•the ability of the third parties on which we rely, including our suppliers and other external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so which may be caused by their own financial or operational difficulties;

•unknown consequences on our business performance and strategic initiatives stemming from the substantial investment of time and other resources to the pandemic response;

•the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19;

•volatility in the credit and financial markets during and after the pandemic;

•the pace of recovery when the pandemic subsides; and

•the long-term impact of the pandemic on our business, including consumer behaviors.

Any of the foregoing factors, or other effects of the COVID-19 pandemic or another pandemic, may result in adverse impacts to our business, results of operations and financial condition. The impacts of the COVID-19 pandemic may also exacerbate other risks discussed herein.

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

Our business could be affected by uncharacteristic or significant weather conditions, including natural disasters and changes in climate, which could impact our operations.
Natural disasters, such as hurricanes and tropical storms, fires, floods, tornadoes, and earthquakes; unseasonable, or unexpected or extreme weather conditions, such as major or extended winter storms or droughts, whether as a result of climate change or otherwise; severe changes in climate; or similar disruptions and catastrophic events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. These types of events can also adversely affect our work force and prevent associates and customers from reaching our stores and other facilities. They can also disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders and to communicate with our stores. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
Our business is subject to a wide array of federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage requirements, collective bargaining units, the classification of exempt and non-exempt employees, the distinction between employees and contractors, other wage, labor or workplace regulations, health care, data privacy and cybersecurity, the sale and pricing of some of our products; transportation, logistics, international trade, supply chain transparency, taxes, unclaimed property, energy costs and consumption or environmental matters could increase our costs of doing business or impact our operations. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to reputation and legal risk, including government enforcement action and class action civil litigation, which could adversely affect our business, financial condition and results of operations.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements, negatively affecting our business, financial condition and results of operations.
We are, and in the future will become, involved in lawsuits, including consumer, commercial, employment, tort and other litigation, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. Furthermore, defending against these proceedings may require a diversion of management’s attention and resources. None of the legal proceedings in which we are currently involved, individually or collectively, are considered material.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At January 29, 2021, our properties consisted of 1,974 stores in the U.S. and Canada with a total of approximately 208 million square feet of selling space.  Of the total stores operating at January 29, 2021, approximately 84% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is a list of names and ages of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person’s principal occupations or employment during the past five years unless otherwise noted. Each executive officer of the registrant is elected by the board of directors. Each executive officer of the registrant holds office from the date of election until a successor is elected or until his or her death, resignation or removal.

Name	Age	Title
Marvin R. Ellison	56	President and Chief Executive Officer since July 2018; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc. (a department store retailer), 2016 – May 2018; Chief Executive Officer, J.C. Penney Company, Inc., 2015 – 2016; President, J.C. Penney Company, Inc., 2014 – 2015; Executive Vice President – U.S. Stores, The Home Depot, Inc. (a home improvement retailer) 2008 – 2014.

William P. Boltz	58	Executive Vice President, Merchandising since August 2018; President and CEO, Chervon North America (a global power tool supplier), 2015 – 2018; President and owner of The Boltz Group, LLC (a retail consulting firm), 2013 – 2015; Senior Vice President, Merchandising, The Home Depot, Inc. (a home improvement retailer), 2006 – 2012.

David M. Denton	55	Executive Vice President and Chief Financial Officer since November 2018; Executive Vice President and Chief Financial Officer, CVS Health Corporation (a pharmacy innovation company), 2010 – November 2018.

Janice Dupré	56	Executive Vice President, Human Resources since June 2020; Senior Vice President, Talent Management & Diversity and Global Chief Diversity Officer, January 2020 – June 2020; Vice President, Leadership Development and Global Chief Diversity Officer, November 2017 – January 2020; Vice President of Diversity & Inclusion, McKesson Corporation (a healthcare company), June 2015 – October 2017.

Donald E. Frieson	62	Executive Vice President, Supply Chain since August 2018; Executive Vice President, Operations, Sam’s Club (a general merchandise retailer), 2014 – 2017; Senior Vice President, Replenishment, Planning and Real Estate, Sam’s Club, 2012 – 2014.

Seemantini Godbole	51	Executive Vice President, Chief Information Officer since November 2018; Senior Vice President, Technology and Digital, Target Corporation (a department store retailer), January 2017 – November 2018; Vice President, Technology and Digital, Target Corporation, 2013 – December 2016.

Dan C. Griggs, Jr.	43	Senior Vice President, Tax and Chief Accounting Officer since February 2021; Vice President, Chief Accounting Officer, October 2020 – February 2021; Vice President, Corporate Controller, May 2019 – October 2020; Vice President Corporate Controller, CommScope Inc. (a global network infrastructure provider), March 2019 – May 2019; Technical Accounting Director, CommScope Inc., October 2015 – March 2019.

Ross W. McCanless	63	Executive Vice President, General Counsel and Corporate Secretary since 2017; Chief Legal Officer, Secretary and Chief Compliance Officer, 2016 – 2017; General Counsel, Secretary and Chief Compliance Officer, 2015 – 2016; Chief Legal Officer, Extended Stay America, Inc. (a hotel operating company) and ESH Hospitality, Inc. (a hotel real estate investment company), 2013 – 2014.

Joseph M. McFarland III	51	Executive Vice President, Stores since August 2018; Executive Vice President and Chief Customer Officer, J.C. Penney Company, Inc. (a department store retailer), March 2018 – August 2018; Executive Vice President, Stores, J.C. Penney Company, Inc., 2016 – March 2018; Divisional President, The Home Depot, Inc. (a home improvement retailer), 2007 – 2015.

Marisa F. Thalberg	51	Executive Vice President, Chief Brand and Marketing Officer since February 2020; Global Chief Brand Officer, Taco Bell Corporation (a fast-food company), January 2018 – February 2020; Chief Marketing Officer, Taco Bell Corporation, January 2016 – January 2018; Chief Brand Engagement Officer, Taco Bell Corporation, May 2015 – January 2016; Vice President, Corporate Digital and Content Marketing Worldwide, The Estée Lauder Companies (a beauty products company), 2007 – May 2015.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 19, 2021, there were 21,657 holders of record of Lowe’s common stock.

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on January 29, 2016 in the Company’s common stock and each of the indices.

	1/29/2016	2/3/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021
Lowe’s	$100.00	$102.27	$141.64	$135.51	$162.21	$232.84
S&P 500	100.00	121.06	148.46	148.38	180.37	211.48
S&P Retail Index	$100.00	$116.33	$164.08	$176.14	$210.51	$295.76

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2020:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 31, 2020 - November 27, 2020	19,438,168	$160.59	19,437,809	$4,717,617,201
November 28, 2020 - January 1, 2021	2,086	162.37	—	19,717,617,201
January 2, 2021 - January 29, 2021	1,632,370	160.67	1,627,242	19,717,617,201
As of January 29, 2021	21,072,624	$160.59	21,065,051	$19,717,617,201
1    The total number of shares purchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2    On December 9, 2020, the Company announced that its Board of Directors authorized an additional $15.0 billion of share repurchases, in addition to the $10.0 billion of share repurchases authorized by the Board of Directors in December 2018, with no expiration.

Item 6 - Selected Financial Data

Selected Statement of Earnings Data (In millions, except per share data)	2020	2019	2018[1]	2017	2016[2]
Net sales	$89,597	$72,148	$71,309	$68,619	$65,017
Gross margin	29,572	22,943	22,908	22,434	21,674
Operating income	9,647	6,314	4,018	6,586	5,846
Net earnings	5,835	4,281	2,314	3,447	3,093
Basic earnings per common share	7.77	5.49	2.84	4.09	3.48
Diluted earnings per common share	7.75	5.49	2.84	4.09	3.47
Dividends per share	$2.30	$2.13	$1.85	$1.58	$1.33
Selected Balance Sheet Data
Total assets[3]	$46,735	$39,471	$34,508	$35,291	$34,408
Long-term debt, excluding current maturities	$20,668	$16,768	$14,391	$15,564	$14,394
1    Effective February 3, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments, using the modified retrospective method. Therefore, results for reporting periods beginning after February 2, 2018 are presented under ASU 2014-09, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.
2    Fiscal 2016 contained 53 weeks, while all other years contained 52 weeks.
3    Effective February 2, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all related amendments, using the optional transition approach to not restate comparative periods and recognized the cumulative impact of adoption in the opening balance of retained earnings. Therefore, results for reporting periods beginning after February 1, 2019 are presented under ASU 2016-02, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended January 29, 2021 (our fiscal years 2020, 2019, and 2018).  Unless otherwise noted, all references herein for the years 2020, 2019, and 2018 represent the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in six sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Performance Overview

Net sales for fiscal 2020 increased 24.2% over fiscal year 2019 to $89.6 billion. The increase in total sales was driven by an increase in comparable sales, primarily offset by a decrease in sales due to closed stores. Comparable sales increased 26.1% over fiscal year 2019, driven by an increase in comparable transactions of 14.0% and an increase in comparable average ticket of 12.1%. Net earnings for fiscal 2020 increased 36.3% to $5.8 billion. Diluted earnings per common share increased 41.3% in fiscal year 2020 to $7.75 from $5.49 in 2019. Included in the fiscal 2020 results is a $1.1 billion pre-tax loss on extinguishment of debt from cash tender offers to purchase and retire an aggregate principal amount of $3.0 billion in outstanding notes with a weighted average interest rate of 4.80%. The Company funded the cash tender offers with a $4.0 billion issuance of unsecured notes with a weighted average interest rate of 2.17%. These efforts took advantage of a favorable interest rate environment to reduce our long-term interest expense. Also included in the results for fiscal 2020 and 2019 are operating costs related to the Canada restructuring actions. Adjusting 2020 and 2019 amounts for these discrete items not contemplated in the business outlooks for those respective years, adjusted diluted earnings per common share increased 54.4% in fiscal year 2020 to $8.86 from $5.74 in 2019 (see the non-GAAP financial measures discussion).

For 2020, cash flows from operating activities were $11.0 billion, with $1.8 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased $5.0 billion of common stock and paid $1.7 billion in dividends during the year.

In 2020, we experienced unprecedented customer demand as the consumer mindset turned its focus to the function and enjoyment of their home. During the COVID-19 pandemic, the home has become a residence, a home school, a home office and the primary location for recreation and entertainment. Due to our execution of the Company’s retail fundamentals strategy announced in 2018, which focused on merchandising excellence, supply chain transformation, operational efficiency, and customer engagement, we leveraged our improved operating capabilities to quickly respond to the global health crisis and meet customer demands.

The COVID-19 pandemic changed the way customers shop with Lowe’s. In an effort to enhance our omni-channel capabilities and to offer options to meet our customer’s needs, we rapidly rolled out curbside pickup in the first quarter. We then launched mobile check-in for curbside pickup along with an internal order picking app to improve associates’ speed and accuracy in fulfilling orders, and began the launch of touchless buy online pickup in store (BOPIS) lockers. We also continue to enhance our mobile app to improve the customer pickup experience, including geofencing technology that alerts our stores when customers are on their way to pick up their orders. In addition, we completed the re-platforming of Lowes.com to the cloud which greatly improved site stability and functionality allowing us to achieve triple-digit online sales growth for the year.

To provide customers with a more intuitive shopping experience and better align our product adjacencies, especially for Pro customers, we made a significant merchandising investment to reset the layout of our U.S. stores (U.S. Stores Reset). The U.S. Stores Reset provides a faster shopping experience, increases localized product assortments by eliminating unproductive bays which opens up space for new products better tailored to the local market, and drives more transactions by moving the basket-building category of cleaning products to the main power aisle of the store. The Company incurred approximately $260 million of incremental expense in 2020, which is reflected within selling, general and administrative (SG&A) expenses in the consolidated statement of earnings, with approximately 95% of the resets complete as of the end of the fiscal year.

In addition, throughout 2020, we continued to focus on gaining market share with the Pro customer. We continue to elevate our brand and product offerings in the job lot quantities they need. During the fourth quarter, we launched our new Pro customer relationship management (CRM) tool which provides our Pro Desk with tools to manage, grow and retain our Pro customers through consistent and data-driven selling actions.

COVID-19 Response

We began the year focused on executing our retail strategy; however, we rapidly re-prioritized our objectives to address the impacts of COVID-19. Our Company has been committed to the following priorities while navigating the COVID-19 pandemic:

1.Protecting the health and safety of our associates and customers through a safe store environment and shopping experience,
2.Financially supporting our associates during this challenging time, and
3.Providing support for our community, including healthcare providers and first responders.

We implemented a number of initiatives to facilitate a safer store environment throughout the year, including supporting social distancing by adding signage and floor markers, installing plexiglass shields at the point-of-sale areas, and designating social distancing ambassadors to monitor customer flow traffic; enhancing cleaning procedures; and adopted a requirement for all front-line associates to wear masks and a nationwide standard for all customers to wear masks. For the year, we invested nearly $1.3 billion in COVID-related support for our associates, store safety and communities. As part of our commitment to provide financial assistance to our associates, this investment was inclusive of $915 million of expense to support our associates, which included seven discretionary payments for our hourly associates, a $2 per hour temporary wage increase for hourly associates during the month of April, and emergency paid leave for all associates who needed it. In addition, our support included $109 million in pandemic relief to support our communities, including grants to support minority-owned and rural small businesses.

Looking Forward

In late 2020, after a period of time spent focusing on improving our retail fundamentals, we unveiled our Total Home strategy, which is our commitment to providing a full complement of products and services for Pros and Consumers alike, enabling a Total Home solution for every need in the home. We believe our Total Home strategy will enhance customer engagement and grow market share by intensifying our focus on the Pro customer, expanding our online business, modernizing installation services, improving localization efforts, and elevating our product assortment.

In the coming year, we remain focused on growing market share, improving operating profitability, and driving sustainable growth. While there is uncertainty in the market and the home improvement sector, we believe we have the flexibility to manage and adapt our business in a dynamic economic environment.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	100.00%	100.00%	N/A	24.2%
Gross margin	33.01	31.80	121	28.9
Expenses:
Selling, general and administrative	20.68	21.30	(62)	20.6
Depreciation and amortization	1.56	1.75	(19)	10.9
Operating income	10.77	8.75	202	52.8
Interest – net	0.95	0.96	(1)	22.9
Loss on extinguishment of debt	1.18	—	118	N/A
Pre-tax earnings	8.64	7.79	85	37.6
Income tax provision	2.13	1.86	27	41.8
Net earnings	6.51%	5.93%	58	36.3%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	100.00%	100.00%	N/A	1.2%
Gross margin	31.80	32.12	(32)	0.2
Expenses:
Selling, general and administrative	21.30	24.41	(311)	(11.7)
Depreciation and amortization	1.75	2.07	(32)	(14.5)
Operating income	8.75	5.64	311	57.1
Interest – net	0.96	0.88	8	10.6
Pre-tax earnings	7.79	4.76	303	65.7
Income tax provision	1.86	1.52	34	24.3
Net earnings	5.93%	3.24%	269	85.0%
The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

Beginning on February 1, 2020, the Company changed the basis in which it presents the comparable sales metric. The current metric is presented on a transacted basis when tender is accepted from a customer. Prior to this change, the Company’s comparable sales metric was based on when control of the good or service passed to the customer, which included timing impacts of deferred sales. The purpose of the change was to align the metric with how the Lowe’s management team evaluates the business throughout the year and views performance relative to peers. For the fiscal year ended January 29, 2021, the impact of excluding deferred sales increased the comparable sales metric by 62 basis points. For the fiscal year ended January 31, 2020, the impact of excluding deferred sales decreased the comparable sales metric by 7 basis points. For the fiscal year ended February 1, 2019, the impact of excluding deferred sales decreased the comparable sales metric by 20 basis points. The comparable sales metric for the fiscal years ended January 31, 2020 and February 1, 2019, has been recast to conform to the current year presentation.

Other Metrics	2020	2019	2018
Comparable sales increase [1]	26.1%	2.6%	2.2%
Total customer transactions (in millions)	1,046	921	941
Average ticket [2]	$85.67	$78.36	$75.79
At end of year:
Number of stores	1,974	1,977	2,015
Sales floor square feet (in millions)	208	208	209
Average store size selling square feet (in thousands) [3]	105	105	104
Return on average assets [4]	12.4%	10.8%	6.4%
Return on average shareholders’ equity [5]	215.2%	153.4%	43.8%
Net earnings to average debt and equity [6]	21.9%	17.2%	9.0%
Return on invested capital [6]	27.7%	19.9%	11.2%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales include online sales, which positively impacted fiscal 2020, fiscal 2019, and fiscal 2018 by approximately 565 basis points, 25 basis points, and 80 basis points, respectively.
2    Average ticket is defined as net sales divided by the total number of customer transactions.
3    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.
4    Return on average assets is defined as net earnings divided by average total assets for the last five quarters.
5    Return on average shareholders’ equity is defined as net earnings divided by average shareholders’ equity for the last five quarters.
6    Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and equity is the most comparable GAAP ratio. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. Management believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of certain discrete items not contemplated in the Company’s business outlooks for 2020 and 2019. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

Fiscal 2020 Impacts
•In the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and in the fourth quarter of fiscal 2019, the Company announced additional restructuring actions to improve future performance and profitability of its Canadian operations. As a result of these actions, the Company recognized pre-tax operating costs of $45 million related to inventory write-downs and other closing costs in fiscal 2020 (Canada restructuring).

•In the third quarter of fiscal 2020, the Company recognized a $1.1 billion loss on extinguishment of debt in connection with the cash tender offers on an aggregate principal amount of $3.0 billion in outstanding notes (Loss on extinguishment of debt).

Fiscal 2019 Impacts
•Prior to the beginning of fiscal 2019, the Company announced its intention to exit its Mexico retail operations and had planned to sell the operating business. However, in the first quarter of fiscal 2019, after an extensive market evaluation, the decision was made to instead sell the assets of the business. That decision resulted in an $82 million tax benefit. Additionally, the Company recognized $35 million of pre-tax operating costs associated with the exit and ongoing wind-down of the Mexico retail operations in fiscal 2019 (Mexico adjustments).

•During the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations resulting in pre-tax charges of $53 million associated with long-lived asset impairment. In the fourth quarter, the Company recognized pre-tax operating costs and charges of $176 million related to inventory liquidation, accelerated depreciation and amortization, severance, and other costs, as well as a net $26 million impact to income tax expense related to income tax valuation allowance. Total pre-tax operating costs and charges for fiscal 2019 were $230 million (Canada restructuring).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining this non-GAAP financial measure may differ from the method used by other companies and may not be comparable.

	2020			2019
	Pre-Tax Earnings	Tax	Net Earnings	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$7.75			$5.49
Non-GAAP Adjustments – per share impacts
Loss on extinguishment of debt	1.41	(0.36)	1.05	—	—	—
Canada restructuring	0.06	—	0.06	0.29	0.02	0.31
Mexico adjustments	—	—	—	0.05	(0.11)	(0.06)
Adjusted diluted earnings per share			$8.86			$5.74

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

(In millions, except percentage data)	2020	2019	2018
Calculation of Return on Invested Capital
Numerator
Net earnings	$5,835	$4,281	$2,314
Plus:
Interest expense – net	848	691	624
Operating lease interest	171	195	206
Loss on extinguishment of debt	1,060	—	—
Provision for income taxes	1,904	1,342	1,080
Lease adjusted net operating profit	9,818	6,509	4,224
Less:
Income tax adjustment [1]	2,416	1,554	1,344
Lease adjusted net operating profit after tax	$7,402	$4,955	$2,880

Denominator
Average debt and equity [2]	$26,686	$24,950	$25,713
Net earnings to average debt and equity	21.9%	17.2%	9.0%
Return on invested capital	27.7%	19.9%	11.2%
1    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 24.6%, 23.9%, and 31.8% for 2020, 2019, and 2018, respectively.
2    Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Fiscal 2020 Compared to Fiscal 2019

Net Sales – Net sales increased 24.2% to $89.6 billion in 2020. The increase in total sales was driven primarily by comparable sales growth. Comparable sales increased 26.1% over the same period, driven by a 14.0% increase in comparable customer transactions and a 12.1% increase in comparable average ticket. Comparable sales increases during each quarter of the fiscal year, as reported, were 11.2% in the first quarter, 34.2% in the second quarter, 30.1% in the third quarter, and 28.1% in the fourth quarter.

During 2020, we experienced comparable sales increases in all 15 product categories, and broad-based growth with both DIY and Pro customers. Comparable sales were above the Company average in Lumber, Lawn & Garden, Paint, Seasonal & Outdoor Living, Tools, and Décor. Lumber experienced strong performance driven by strong unit demand from both DIY and Pro customers, as well as benefits from improved investments in job lot quantities and commodity inflation. As customers focused on the home this year, Lawn & Garden, Paint, and Tools experienced significant increases from indoor and outdoor DIY friendly home projects and improvements. Lawn & Garden also saw benefit due to COVID-19 preparation in cleaning. Seasonal & Outdoor Living saw increased sales driven by favorable weather, and Décor delivered strong performance in home accents and home organization as customers continue to look for impactful DIY projects. Geographically, all 15 U.S. regions experienced positive comparable sales of at least 20%, while Canada delivered comparable sales of 15%.

During the fourth quarter of 2020, we also experienced comparable sales increases in all 15 product categories. Comparable sales increases were above the company average in Lumber, Seasonal & Outdoor Living, Lawn & Garden, Paint, Building Materials, Electrical, and Décor. Lumber led the sales performance due to strong demand with Pro and DIY customers as well as commodity inflation. Seasonal & Outdoor Living experienced strong performance during the holiday season with a holiday trim-a-tree program that exceeded the customer’s expectations. Lawn & Garden and Paint benefited from consumers’ continued focus on the home. Building Materials saw strong demand with the Pro customer, particularly in roofing and gutters. Geographically, all 15 U.S. regions experienced increases in fourth quarter comparable sales of at least 19%, and Canada delivered increased comparable sales of 18%.

Gross Margin – Gross margin as a percentage of sales for 2020 increased 121 basis points compared to 2019. Gross margin was positively impacted by approximately 235 basis points of total rate improvement driven by continued improvements in our pricing and promotional strategies as well as approximately 20 basis points of leverage due to prior year impact of store closures and inventory liquidation associated with the Canadian restructuring. These benefits were partially offset by 25 basis points of deleverage from supply chain costs, 25 basis points of deleverage from lower credit revenue, 25 basis points of deleverage due to product mix, 20 basis points of deleverage from inventory shrink, and 20 basis points of deleverage due to tariff pressure.

During the fourth quarter of 2020, gross margin increased 70 basis points as a percentage of sales. Gross margin was positively impacted by approximately 145 basis points of total rate improvement driven by continued improvements in our pricing, cost management, and promotional strategies as well as 80 basis points of leverage due to prior year impact of store closures and inventory liquidation associated with the Canadian restructuring. These benefits were partially offset by 40 basis points of deleverage related to supply chain costs, 40 basis points of deleverage from inventory shrink, 35 basis points of deleverage due to product mix, and 20 basis points of deleverage from lower credit revenue.

SG&A – SG&A expense for 2020 leveraged 62 basis points as a percentage of sales compared to 2019. This was primarily driven by 115 basis points of leverage in retail operating salaries due to increased sales and improved store operating efficiencies, 30 basis points of leverage in advertising, 30 basis point of leverage in occupancy related to increased sales and decreased lease expenses, and 15 basis points of leverage related to the Company’s Canadian restructuring, which included prior year long-lived asset impairment, severance and other costs as well as current year closing costs. These were partially offset by 135 deleverage due to COVID-19 related expenses, including discretionary bonuses paid to hourly front-line employees, emergency paid leave, and increased cleaning costs and other safety-related programs, and 30 basis points of deleverage due to our U.S. Stores Reset.

For the fourth quarter of 2020, SG&A expense leveraged 63 basis points as a percentage of sales compared to the fourth quarter of 2019. This was primarily driven by 130 basis points of leverage in retail operating salaries due to increased sales and improved store operating efficiencies, 30 basis points of leverage in occupancy related to increased sales and decreased lease expense, 25 basis points of leverage in advertising, 20 basis points of leverage related to the Company’s Canadian restructuring, which included prior year long-lived asset impairment, severance and other costs as well as current year closing costs, and 15 basis points of leverage in utilities related to efficiency upgrades. These were partially offset by 80 basis points deleverage due to COVID-19 related expenses, including hourly front-line employee bonus, emergency paid leave, and increased cleaning costs and other safety-related programs, and 75 basis points deleverage due to our U.S. Stores Reset.

Depreciation and Amortization – Depreciation and amortization expense leveraged 19 basis points for 2020 as a percentage of sales compared to 2019, driven by increased sales in the current year. Depreciation and amortization expense increased year over year due to incremental depreciation related to investments in the business. Property, less accumulated depreciation, increased to $19.2 billion at January 29, 2021, compared to $18.8 billion at January 31, 2020.  As of January 29, 2021, and January 31, 2020, we owned 84% of our stores, which included stores on leased land.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2020	2019
Interest expense, net of amount capitalized	$859	$706
Amortization of original issue discount and loan costs	13	12
Interest income	(24)	(27)
Interest – net	$848	$691

Net interest expense in 2020 leveraged one basis point primarily as a result of increased sales in the current year, offset by interest expense related to the issuance of $4.0 billion unsecured notes in March 2020 and $4.0 billion unsecured notes in October 2020.

Loss on Extinguishment of Debt – During the third quarter of 2020, we repurchased and retired $3.0 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $1.1 billion.

Income Tax Provision – Our effective income tax rate was 24.6% in 2020 compared to 23.9% in 2019. For 2019, the rate was favorably impacted by the tax benefit associated with the Company’s decision to sell the assets of the Mexico business, which was offset by a valuation allowance established for the Company’s RONA inc. entity in Canada.

Our effective income tax rates were 25.9% and 34.3% for the three months ended January 29, 2021 and January 31, 2020, respectively. Our effective income tax rate for the fourth quarter of 2019 was negatively impacted by the valuation allowance established for the Company’s RONA inc. entity in Canada.

Fiscal 2019 Compared to Fiscal 2018

For a comparison of our results of operations for the fiscal years ended January 31, 2020 and February 1, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 23, 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Significant customer demand and operating performance for the fiscal year drove a substantial increase in cash flows from operations. These increases, supplemented with our short-term and long-term borrowings, have provided ample liquidity to fund our operations while allowing us to make strategic investments in our omni-channel capabilities to support long-term growth and return excess cash to shareholders in the form of dividends and share repurchases. As of January 29, 2021, we held $4.7 billion of cash and cash equivalents, as well as $3 billion in undrawn capacity on our revolving credit facilities. We believe that our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due, pay dividends, and fund our share repurchases over the next 12 months.

Cash Flows Provided by Operating Activities

(In millions)	2020	2019	2018
Net cash provided by operating activities	$11,049	$4,296	$6,193

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the year ended January 29, 2021 versus the year ended January 31, 2020, was due primarily to higher net earnings and changes in working capital. Accounts payable increased for fiscal 2020 by $3.2 billion compared to a decrease of $637 million in fiscal 2019, driving an additional $3.8 billion in operating cash flows for fiscal 2020. The increase in accounts payable was driven by higher sustained inventory purchase volume in 2020 as compared to 2019. Other operating liabilities increased $813 million for fiscal 2020 compared to a decrease of $639 million in fiscal 2019. The increase in other operating liabilities in the current year is primarily driven by increases in accrued compensation and employee benefits, and increased accrued payroll taxes due to the deferral of qualifying employer payroll taxes in accordance with the Coronavirus, Aid, Relief, and Economic Securities Act (the CARES Act). Inventory decreased operating cash flow for fiscal 2020 by approximately $3.0 billion compared to a decrease of $600 million for fiscal 2019, primarily due to higher inventory purchases to meet sustained customer demand in 2020, as well as build-up of inventory for the spring selling season.

Cash Flows Used in Investing Activities

(In millions)	2020	2019	2018
Net cash used in investing activities	$(1,894)	$(1,369)	$(1,080)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $1.8 billion in 2020, $1.5 billion in 2019, and $1.2 billion in 2018. The following table provides the allocation of capital expenditures for 2020, 2019, and 2018:

	2020	2019	2018
Existing store investments ¹	85%	80%	60%
Strategic initiatives ²	10%	10%	20%
New stores, new corporate facilities and international [3]	5%	10%	20%
Total capital expenditures	100%	100%	100%
1Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.
2Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term.
3Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects and new corporate facilities projects as well as expenditures related to our international operations.

Our 2021 capital expenditures forecast is approximately $2.0 billion. The following table provides the allocation of our fiscal 2021 capital expenditures forecast:

2021
Existing store investments	60%
Strategic initiatives	30%
New stores, new corporate facilities and international	10%

Cash Flows Used in Financing Activities

(In millions)	2020	2019	2018
Net cash used in financing activities	$(5,191)	$(2,735)	$(5,124)

Net cash used in financing activities primarily consist of transactions related to our short-term borrowings, long-term debt, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

In March 2020, we entered into a $1.02 billion five-year unsecured revolving credit agreement (the 2020 Credit Agreement) with a syndicate of banks. In addition, we have a $1.98 billion five-year unsecured revolving second amended and restated

credit agreement (the Second Amended and Restated Credit Agreement) with a syndicate of banks. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement, the Company may increase the combined aggregate availability of both agreements by an additional $520 million.

In January 2020, we entered into a $1 billion unsecured 364-day term loan facility (the “Term Loan”). The Company repaid the Term Loan during fiscal 2020.

In September 2019, we entered into a $250 million unsecured 364-day credit agreement (the 2019 Credit Agreement) with a syndicate of banks. In connection with the 2020 Credit Agreement, the Company refinanced the 2019 Credit Agreement and terminated any commitments under the 2019 Credit Agreement as of March 23, 2020.

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement support our commercial paper program. The amount available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement as of January 29, 2021. Outstanding borrowings under the Company’s commercial paper program were $941 million, with a weighted average interest rate of 2.10%, as of January 31, 2020. There was $1.0 billion in outstanding borrowings under the Term Loan, with a weighted average interest rate of 2.29%, and no borrowings outstanding under the Second Amended and Restated Credit Agreement or the 2019 Credit Agreement as of January 31, 2020. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement as of January 29, 2021, was $3.0 billion.

Our commercial paper program, along with cash flows generated from operations, is typically utilized during our fourth fiscal quarter to build inventory in anticipation of the spring selling season. The following table includes additional information related to our short-term borrowings for 2020, 2019, and 2018:

(In millions, except for interest rate data)	2020	2019	2018
Net change in commercial paper	$(941)	$220	$(415)
Maximum commercial paper outstanding at any month-end	$1,858	$1,364	$892
Short-term borrowings outstanding at year-end	$—	$1,941	$722
Weighted-average interest rate of short-term borrowings outstanding	—%	2.14%	2.81%

The Second Amended and Restated Credit Agreement and the 2020 Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at January 29, 2021.

Long-term Debt

The following table includes additional information related to the Company’s long-term debt for 2020, 2019, and 2018:

(In millions)	2020	2019	2018
Net proceeds from issuance of debt	$7,929	$3,972	$—
Repayment of debt	$(5,618)	$(1,113)	$(326)

In 2020, we issued $8.0 billion of unsecured notes. This is comprised of $4.0 billion of unsecured notes issued in March 2020 to finance current year maturities and for other general corporate purposes and $4.0 billion of unsecured notes issued in October 2020 to fund the 2020 cash tender offers to purchase existing unsecured notes and for other general corporate purposes. We completed the tender offers in October 2020 in which we purchased and retired an aggregate principal amount of $3.0 billion of our higher coupon notes prior to maturity to take advantage of a favorable interest rate environment to reduce our long-term interest expense. As part of this transaction, we incurred $1.1 billion of debt extinguishment costs which included premium to noteholders and the cost of reverse treasury lock derivative contracts associated with the tender offers. In 2020, we paid $500 million to repay scheduled long-term debts at maturity.

In 2019, we issued $3.0 billion of unsecured notes to finance 2019 maturities and for other general corporate purposes, which included share repurchases, capital expenditures, strategic investments, and working capital needs. In 2019, we paid approximately $1.1 billion to retire scheduled debts at maturity.

Our ratio of debt to capital (equity plus debt) was 93.8% and 90.7% as of January 29, 2021 and January 31, 2020, respectively.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for 2020, 2019, and 2018:

(In millions, except per share data)	2020	2019	2018
Total amount paid for share repurchases	$4,971	$4,313	$3,037
Total number of shares repurchased	34.5	41.2	31.6
Average price paid per share	$144.08	$104.68	$96.18

As of January 29, 2021, we had $19.7 billion remaining under our share repurchase program with no expiration date. We expect to repurchase shares totaling approximately $9.0 billion in 2021.

Dividends

In 2020, we increased our quarterly dividend payment by 9% to $0.60 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for 2020, 2019, and 2018:

(In millions, except per share data and percentage data)	2020	2019	2018
Total cash dividend payments	$1,704	$1,618	$1,455
Dividends paid per share	$2.25	$2.06	$1.78
Dividend payout ratio	29%	38%	63%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 22, 2021, which is disclosed to provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our significant contractual obligations at January 29, 2021:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (principal amounts, excluding discount and debt issuance costs)	$21,312	$1,025	$1,268	$1,950	$17,069
Long-term debt (interest payments)	19,390	774	1,458	1,377	15,781
Finance lease obligations [1,2]	796	113	231	195	257
Operating leases [1,2]	5,519	684	1,413	1,122	2,300
Purchase obligations [3]	1,118	654	364	100	—
Total contractual obligations	$48,135	$3,250	$4,734	$4,744	$35,407

	Amount of Commitment Expiration by Period
Commercial Commitments (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit [4]	$61	$4	$57	$—	$—
1    Amounts do not include taxes, common area maintenance, insurance, or contingent rent because these amounts have historically been insignificant.
2    Amounts include imputed interest.
3    Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations include firm commitments related to certain marketing and information technology programs, as well as purchases of merchandise inventory.
4    Letters of credit are issued primarily for insurance and construction contracts.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2020, our reserve increased approximately $77 million to $182 million as of January 29, 2021.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrinkage results from previous physical inventories.  Due to COVID-19, the Company did not complete physical inventories for approximately 7% of retail locations originally planned in 2020. For those locations where physical inventories were not completed, the Company recorded an immaterial adjustment for its estimate of shrinkage as of January 29, 2021, and these locations will have physical inventories completed by March 31, 2021. During 2020, the inventory shrink reserve increased approximately $121 million to $365 million as of January 29, 2021, in response to higher volumes and estimated shrinkage rates based on results from previous physical inventories.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $14 million for 2020. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrink reserve would have affected net earnings by approximately $27 million for 2020.

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

Effect if actual results differ from assumptions
During fiscal years 2020 and 2019, long-lived asset impairment recorded within selling, general and administrative expenses in the consolidated statements of earnings was immaterial. We have not made any material changes in the methodology used to estimate the future cash flows of operating locations or locations identified for closure during the past three fiscal years. If the actual results are not consistent with the assumptions and judgments we have made in determining whether it is more likely than not that a location will be closed significantly before the end of its useful life or in estimating future cash flows and determining asset fair values, our actual impairment losses could vary from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plans, and certain medical and dental claims. We have excess insurance coverage above certain retention amounts to limit exposure from single events and earnings volatility. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $10 million per occurrence involving general or product liability, and $10 million per occurrence involving automobile. We do not have any excess insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2020, our self-insurance liabilities decreased approximately $11 million to $1.1 billion as of January 29, 2021.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $82 million for 2020. A 100 basis point change in our discount rate would have affected net earnings by approximately $23 million for 2020.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates, commodity prices and foreign currency exchange rates.

Interest Rate Risk

We use forward starting interest rate swaps to hedge our exposure to the impact of interest rate changes in future debt issuances. The fair value of our derivative financial instruments as of January 29, 2021, was not material. Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because our long-term debt is carried at amortized cost and consists primarily of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful for our financial instruments.

Commodity Price Risk

We purchase certain commodity products that are subject to price volatility caused by factors beyond our control, which could potentially have a material impact on our financial condition and/or results of operations.  We believe that the price volatility of these products is partially mitigated by our ability to adjust selling prices.  The selling prices of these commodity products are influenced, in part, by the market price we pay and our competitive environment.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of January 29, 2021.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of January 29, 2021, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 29, 2021 and January 31, 2020, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows, for each of the three fiscal years in the period ended January 29, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2021 and January 31, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Accounting Pronouncement Recently Adopted

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for leases in the fiscal year ended January 31, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842).

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
Merchandise Inventory – Vendor Funds – Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company receives funds from its vendors in the normal course of business, principally as a result of purchase volumes and sales. In the fiscal year ended January 29, 2021, the Company purchased inventory from a significant number of vendors. Many of the vendor funds associated with these purchases are earned under agreements that are negotiated on an annual basis or shorter. The funds are recorded as a reduction to the cost of inventory as they are earned. As the related inventory is sold, the amounts are recorded as a reduction to cost of sales.

We identified vendor funds as a critical audit matter because of the volume and varying terms of the individual vendor agreements. This required an increased extent of effort when performing audit procedures to evaluate whether the vendor funds were recorded in accordance with the terms of the vendor agreements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to whether the vendor funds were recorded in accordance with the terms of the vendor agreements included the following, among others:
•We tested the effectiveness of controls over vendor funds, including management’s controls over the accrual and recording of vendor funds as a reduction to the cost of inventory or cost of sales in accordance with the terms of the vendor agreements.
•We selected a sample of vendor funds and recalculated the amount earned using the terms of the vendor agreement, including the amount recorded as a reduction to the cost of inventory and/or the amount recorded as a reduction to cost of sales.
•We selected a sample of vendor funds and confirmed the amount earned and terms of the agreement directly with the vendor.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 22, 2021

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 29, 2021, of the Company and our report dated March 22, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 22, 2021

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	Fiscal Years Ended
	January 29, 2021		January 31, 2020		February 1, 2019
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$89,597	100.00%	$72,148	100.00%	$71,309	100.00%
Cost of sales	60,025	66.99	49,205	68.20	48,401	67.88
Gross margin	29,572	33.01	22,943	31.80	22,908	32.12
Expenses:
Selling, general and administrative	18,526	20.68	15,367	21.30	17,413	24.41
Depreciation and amortization	1,399	1.56	1,262	1.75	1,477	2.07
Operating income	9,647	10.77	6,314	8.75	4,018	5.64
Interest – net	848	0.95	691	0.96	624	0.88
Loss on extinguishment of debt	1,060	1.18	—	—	—	—
Pre-tax earnings	7,739	8.64	5,623	7.79	3,394	4.76
Income tax provision	1,904	2.13	1,342	1.86	1,080	1.52
Net earnings	$5,835	6.51%	$4,281	5.93%	$2,314	3.24%

Basic earnings per common share	$7.77		$5.49		$2.84
Diluted earnings per common share	$7.75		$5.49		$2.84

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	Fiscal Years Ended
	January 29, 2021		January 31, 2020		February 1, 2019
	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$5,835	6.51%	$4,281	5.93%	$2,314	3.24%
Foreign currency translation adjustments – net of tax	78	0.09	94	0.13	(221)	(0.30)
Cash flow hedges – net of tax	(79)	(0.09)	(22)	(0.03)	(1)	—
Other	1	—	1	—	2	—
Other comprehensive income/(loss)	—	—	73	0.10	(220)	(0.30)
Comprehensive income	$5,835	6.51%	$4,354	6.03%	$2,094	2.94%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	January 29, 2021	January 31, 2020

Assets
Current assets:
Cash and cash equivalents	$4,690	$716
Short-term investments	506	160
Merchandise inventory – net	16,193	13,179
Other current assets	937	1,263
Total current assets	22,326	15,318
Property, less accumulated depreciation	19,155	18,769
Operating lease right-of-use assets	3,832	3,891
Long-term investments	200	372
Deferred income taxes – net	340	216
Other assets	882	905
Total assets	$46,735	$39,471

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$—	$1,941
Current maturities of long-term debt	1,112	597
Current operating lease liabilities	541	501
Accounts payable	10,884	7,659
Accrued compensation and employee benefits	1,350	684
Deferred revenue	1,608	1,219
Other current liabilities	3,235	2,581
Total current liabilities	18,730	15,182
Long-term debt, excluding current maturities	20,668	16,768
Noncurrent operating lease liabilities	3,890	3,943
Deferred revenue – extended protection plans	1,019	894
Other liabilities	991	712
Total liabilities	45,298	37,499

Commitments and contingencies

Shareholders’ equity:
Preferred stock – $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—
Common stock – $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 731 million and 763 million, respectively	366	381
Capital in excess of par value	90	—
Retained earnings	1,117	1,727
Accumulated other comprehensive loss	(136)	(136)
Total shareholders’ equity	1,437	1,972
Total liabilities and shareholders’ equity	$46,735	$39,471

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance February 2, 2018	830	$415	$22	$5,425	$11	$5,873
Cumulative effect of accounting change	—	—	—	33	—	33
Net earnings	—	—	—	2,314	—	2,314
Other comprehensive loss	—	—	—	—	(220)	(220)
Cash dividends declared, $1.85 per share	—	—	—	(1,500)	—	(1,500)
Share-based payment expense	—	—	74	—	—	74
Repurchases of common stock	(32)	(16)	(209)	(2,820)	—	(3,045)
Issuance of common stock under share-based payment plans	3	2	113	—	—	115
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change	—	—	—	(263)	—	(263)
Net earnings	—	—	—	4,281	—	4,281
Other comprehensive income	—	—	—	—	73	73
Cash dividends declared, $2.13 per share	—	—	—	(1,653)	—	(1,653)
Share-based payment expense	—	—	98	—	—	98
Repurchases of common stock	(41)	(21)	(214)	(4,090)	—	(4,325)
Issuance of common stock under share-based payment plans	3	1	116	—	—	117
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings	—	—	—	5,835	—	5,835
Cash dividends declared, $2.30 per share	—	—	—	(1,724)	—	(1,724)
Share-based payment expense	—	—	155	—	—	155
Repurchases of common stock	(34)	(16)	(214)	(4,721)	—	(4,951)
Issuance of common stock under share-based payment plans	2	1	149	—	—	150
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Cash flows from operating activities:
Net earnings	$5,835	$4,281	$2,314
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,594	1,410	1,607
Noncash lease expense	479	468	—
Deferred income taxes	(108)	177	(151)
Loss on property and other assets – net	139	117	630
Impairment of goodwill	—	—	952
Loss on extinguishment of debt	1,060	—	—
Share-based payment expense	155	98	74
Changes in operating assets and liabilities:
Merchandise inventory – net	(2,967)	(600)	(1,289)
Other operating assets	326	(364)	(101)
Accounts payable	3,211	(637)	1,720
Deferred revenue	512	(15)	23
Other operating liabilities	813	(639)	414
Net cash provided by operating activities	11,049	4,296	6,193

Cash flows from investing activities:
Purchases of investments	(3,094)	(743)	(1,373)
Proceeds from sale/maturity of investments	2,926	695	1,393
Capital expenditures	(1,791)	(1,484)	(1,174)
Proceeds from sale of property and other long-term assets	90	163	76
Other – net	(25)	—	(2)
Net cash used in investing activities	(1,894)	(1,369)	(1,080)

Cash flows from financing activities:
Net change in commercial paper	(941)	220	(415)
Net proceeds from issuance of debt	7,929	3,972	—
Repayment of debt	(5,618)	(1,113)	(326)
Proceeds from issuance of common stock under share-based payment plans	152	118	114
Cash dividend payments	(1,704)	(1,618)	(1,455)
Repurchases of common stock	(4,971)	(4,313)	(3,037)
Other – net	(38)	(1)	(5)
Net cash used in financing activities	(5,191)	(2,735)	(5,124)

Effect of exchange rate changes on cash	10	1	(12)

Net increase/(decrease) in cash and cash equivalents, including cash classified within current assets held for sale	3,974	193	(23)
Less: Net decrease/(increase) in cash classified within current assets held for sale	—	12	(54)
Net increase/(decrease) in cash and cash equivalents	3,974	205	(77)
Cash and cash equivalents, beginning of year	716	511	588
Cash and cash equivalents, end of year	$4,690	$716	$511
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 29, 2021, JANUARY 31, 2020 AND FEBRUARY 1, 2019

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 1,974 stores in the United States and Canada at January 29, 2021.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Each of the fiscal years presented contained 52 weeks. All references herein for the years 2020, 2019, and 2018 represent the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries.  All intercompany accounts and transactions have been eliminated.

Impacts of COVID-19 - On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, federal, state and local governments put in place travel restrictions, quarantines, “shelter-in-place” orders, and various other restrictive measures in an attempt to control the spread of the disease. Such restrictions or orders have resulted in, and continue to result in, business closures, work stoppages, slowdowns and delays, among other effects that impact the Company’s operations, as well as customer demand and the operations of our suppliers.

At the onset of the pandemic, the Company implemented a number of measures to facilitate a safer store environment and to provide support for its associates, customers and community. During the first quarter, the Company expanded associate benefits in response to COVID-19 to provide additional paid time off, special payments to hourly associates, temporary wage increases and other benefits. During the remainder of fiscal 2020, the Company provided additional bonus payments to hourly associates, in addition to continued enhanced cleaning protocols and charitable contributions. These actions resulted in $1.2 billion of expense included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings for the fiscal year ended January 29, 2021.

Also, in response to the uncertainties surrounding COVID-19, during the first quarter of 2020, the Company took proactive steps to further enhance its liquidity position by temporarily suspending its share repurchase program, increasing the capacity of its revolving credit facilities and the associated commercial paper program, as well as issuing senior notes in March 2020. During the third quarter, the Company reinstated its previously authorized share repurchase program.

The Company continues to evaluate the carrying amounts of its long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable, including potential market impacts from the COVID-19 pandemic. The Company performed its quarterly assessments of long-lived assets and did not record any material long-lived asset impairments.

In addition, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company has deferred the payment of qualifying employer payroll taxes which are required to be paid over two years, with half due by December 31, 2021, and the other half due by December 31, 2022. As of January 29, 2021, the Company deferred $481 million of qualifying employer payroll taxes, of which $241 million is included in accrued compensation and employee benefits, and $240 million is included in other liabilities in the consolidated balance sheet and included in cash flows from other operating liabilities in the consolidated statement of cash flows.

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive loss.  Gains and losses from foreign currency transactions are included in SG&A expense.

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

Investments - Investments generally consist of agency securities, corporate debt securities, governmental securities, and money market funds, which are classified as available-for-sale.  Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss.

The proceeds from sales of available-for-sale debt securities were $42 million, $121 million, and $506 million for 2020, 2019, and 2018, respectively.  Gross realized gains and losses on the sale of available-for-sale debt securities were not significant for any of the periods presented.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Investments classified as long-term at January 29, 2021, will mature in one to four years, based on stated maturity dates.

The Company classifies as investments restricted balances primarily pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $506 million at January 29, 2021, and $160 million at January 31, 2020.  Restricted balances included in long-term investments were $200 million at January 29, 2021, and $372 million at January 31, 2020.

Merchandise Inventory - The majority of the Company’s inventory is stated at the lower of cost and net realizable value using the first-in, first-out method of inventory accounting. Inventory for certain subsidiaries representing approximately 7% and 6% of the consolidated inventory balances as of January 29, 2021 and January 31, 2020, respectively, are stated at lower of cost and net realizable value using the weighted average cost method. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

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

Derivative Financial Instruments - The Company is exposed to the impact of changes in foreign currency exchange rates, benchmark interest rates, and the prices of commodities used in the normal course of business. The Company occasionally utilizes derivative financial instruments to manage certain business risks. All derivative financial instruments are recognized at their fair values as either assets or liabilities at the balance sheet date and reported on a gross basis.

The Company held forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances as of January 29, 2021 and January 31, 2020. The cash flows related to forward interest rate swap agreements are included within operating activities in the consolidated statements of cash flows. The Company accounts for these contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income/(loss), net of tax effects, in the consolidated statements of comprehensive income and is recognized in earnings when the underlying hedged transaction impacts the consolidated statements of earnings.

To hedge the economic risk of changes in value of the October 2020 cash tender offers prior to its pricing date, the Company entered into reverse treasury lock derivative contracts which were not designated as hedging instruments. The cash flows related to these contracts are included within financing activities in the consolidated statements of cash flows.

Credit Programs and Sale of Business Accounts Receivable - The Company has branded and private label proprietary credit cards which generate sales that are not reflected in receivables.  Under an agreement with Synchrony Bank (Synchrony), credit is extended directly to customers by Synchrony.  All credit program-related services are performed and controlled directly by Synchrony.  The Company has the option, but no obligation, to purchase the receivables at the end of the agreement.

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

Total commercial business accounts receivable sold to Synchrony were $3.3 billion in 2020, $3.2 billion in 2019, and $3.1 billion in 2018.  The Company recognized losses of $54 million in 2020, $41 million in 2019, and $41 million in 2018 on these receivable sales, which primarily relates to servicing costs that are remitted to Synchrony monthly.

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

Property consists of land, buildings and building improvements, equipment, finance lease assets, and construction in progress.  Buildings and building improvements includes owned buildings, as well as buildings under finance lease and leasehold improvements. Equipment primarily includes store racking and displays, computer hardware and software, forklifts, vehicles, finance lease equipment, and other store equipment. In addition, excess properties held for use are included within land and buildings.

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

For long-lived assets to be abandoned, the Company considers the asset to be disposed of when it ceases to be used.  Until it ceases to be used, the Company continues to classify the asset as held-for-use and tests for potential impairment accordingly.  If the Company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, its depreciable life is evaluated.

Impairment losses are included in SG&A expense in the consolidated statements of earnings. Fair value measurements associated with long-lived asset impairments are further described in Note 3 to the consolidated financial statements.

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

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During fiscal 2020, goodwill was allocated to the U.S. Home Improvement reporting unit.

The changes in the carrying amount of goodwill for 2020, 2019, and 2018 were as follows:

	Years Ended
(In millions)	January 29, 2021	January 31, 2020	February 1, 2019
Goodwill, balance at beginning of year	$303	$303	$1,307
Acquisitions	8	—	—
Impairment	—	—	(952)
Other adjustments [1]	—	—	(52)
Goodwill, balance at end of year	$311	$303	$303
1    Other adjustments primarily consist of changes in the goodwill balance as a result of foreign currency translation.

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

Gross carrying amounts and cumulative goodwill impairment losses are as follows:

	January 29, 2021		January 31, 2020
(In millions)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,310	$(999)	$1,302	$(999)

Leases - The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment under finance and operating leases. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Original terms for facility-related leases are generally between five and twenty years.  These leases generally contain provisions for four to six renewal options of five years each. Original terms for equipment-related leases, primarily material handling equipment and vehicles, are generally between one and seven years. Some of the Company’s leases also include rental escalation clauses and/or termination provisions. Renewal options and termination options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital. Leases with an original term of 12 months or less are not recognized on the Company’s balance sheet, and the lease expense related to those short-term leases is recognized over the lease term. The Company does not account for lease and non-lease (e.g. common area maintenance) components of contracts separately for any underlying asset class.

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

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by these arrangements for those payment obligations that have been financed by suppliers.  The Company’s outstanding payment obligations with participating suppliers were $2.5 billion as of January 29, 2021, and $1.9 billion as of January 31, 2020, and are included in accounts payable on the consolidated balance sheets, and participating suppliers financed $1.7 billion and $1.3 billion, respectively, of those payment obligations to participating financial institutions. Total payment obligations that were placed and settled on the accounts payable tracking systems were $9.7 billion and $8.7 billion for each of the years ended January 29, 2021 and January 31, 2020, respectively.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	January 29, 2021	January 31, 2020
Accrued dividends	$440	$420
Self-insurance liabilities	435	501
Sales tax liabilities	256	153
Sales return reserve	252	194
Accrued interest	250	221
Income taxes payable	168	15
Accrued property taxes	120	104
Other	1,314	973
Total	$3,235	$2,581

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has insurance coverage to limit the exposure arising from these claims.  The Company is also self-insured for certain losses relating to extended protection plans, as well as medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. Total self-insurance liability, including the current and non-current portions, was $1.1 billion and $1.1 billion at January 29, 2021 and January 31, 2020, respectively.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured. Outstanding surety bonds relating to self-insurance were $270 million and $262 million at January 29, 2021 and January 31, 2020, respectively.

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

Revenue Recognition - The Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A description of the Company’s principle revenue generating activities is as follows:

•Products - Revenue from products primarily relates to in-store and online merchandise purchases, which are recognized at the point in time when the customer obtains control of the merchandise. This occurs at the time of in-store purchase or delivery of the product to the customer. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets.

•Services - Revenues from services primarily relate to professional installation services the Company provides through subcontractors related to merchandise purchased by a customer. In certain instances, installation services include materials provided by the subcontractor, and both product and installation are included in service revenue. The

Company recognizes revenue associated with services as they are rendered, and the majority of services are completed within one week from initiation.

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
■ Store environment costs;
■ Tender costs, including bank charges, costs associated with credit card interchange fees;
■ Costs associated with self-insured plans, and premium costs for stop-loss coverage and fully insured plans;
■ Long-lived asset impairment losses, gains/losses on disposal of assets, and exit costs;
■ Other administrative costs, such as supplies, and travel and entertainment.

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $798 million, $871 million, and $963 million in 2020, 2019, and 2018, respectively.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ equity. Comprehensive income represents changes in shareholders’ equity from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments and cash flow hedge derivative contracts. Net foreign currency translation losses, net of tax, classified in accumulated other comprehensive loss were $37 million, $115 million, and $209 million at January 29, 2021, January 31, 2020, and February 1, 2019, respectively. Net cash flow hedge losses, net of tax, classified in accumulated other comprehensive loss were $103 million, $24 million, and $1 million at January 29, 2021, January 31, 2020, and February 1, 2019, respectively.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail customer experience.  The Company’s home improvement retail and hardware stores, in addition to online selling channels, sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar long-term economic characteristics. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.5% and 5.9%, respectively, at January 29, 2021. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.7% and 6.9%, respectively, at January 31, 2020. The amounts of long-lived assets and net sales outside of the U.S. were approximately 9.1% and 7.6%, respectively, at February 1, 2019.

Reclassifications - Certain prior period amounts have been reclassified to conform to current period presentation, including the separate disclosure of cash flow hedges – net of tax on the consolidated statements of comprehensive income, the inclusion of goodwill within other assets on the consolidated balance sheets, the reclassification of excess property from other assets to property, less accumulated depreciation on the consolidated balance sheets, and the separate disclosure of changes in deferred revenue within operating activities on the consolidated statements of cash flows.

Accounting Pronouncements Recently Adopted - Effective February 2, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all related amendments, using the optional transition election to not restate comparative periods for the impact of adopting the standard and recognized the cumulative impact of adoption in the opening balance of retained earnings. The Company elected the package of transition expedients available for expired or existing contracts, which allowed the carry-forward of historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Adoption of the standard resulted in the recording of additional net lease-related assets and lease-related liabilities of approximately $3.6 billion and $3.9 billion, respectively, as of February 2, 2019. The difference between the additional lease assets and lease liabilities, net of the $87 million deferred tax impact, was $263 million and was recorded as an adjustment to retained earnings. This adjustment to retained earnings primarily represents the write-off of right-of-use assets associated with closed locations, net of previously established store closing lease obligations as well as the derecognition of build-to-suit leases. The adoption of this standard by the Company did not have a material impact on its consolidated statements of earnings, comprehensive income or cash flows and had no impact on the Company’s debt covenant compliance under its current agreements. See Note 5 for additional details of the Company’s leases.

Accounting Pronouncements Not Yet Adopted - In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. The ASU, and subsequent clarifications, provide practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (LIBOR) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company intends to use the expedients where needed for reference rate transition. The Company continues to evaluate this standard update and does not currently expect a material impact to the Company’s financial statements or disclosures.

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

The following table presents the Company’s sources of revenue:

(In millions)	Years Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Products	$86,046	$68,377	$67,197
Services	1,949	2,112	2,539
Other	1,602	1,659	1,573
Net sales	$89,597	$72,148	$71,309

Anticipated sales returns reflected in other current liabilities were $252 million at January 29, 2021, and $194 million at January 31, 2020. The associated right of return assets reflected in other current assets were $164 million at January 29, 2021, and $129 million at January 31, 2020.
Deferred revenue - retail
Deferred revenues associated with amounts received for which customers have not taken possession of the merchandise or for which installation has not yet been completed were $1.0 billion at January 29, 2021, and $685 million at January 31, 2020. The majority of revenue for goods and services is recognized in the quarter following revenue deferral.

Deferred revenue - stored-value cards
The deferred revenues associated with outstanding stored-value cards (gift cards and returned merchandise credits) were $562 million and $534 million at January 29, 2021 and January 31, 2020, respectively, and these amounts are included in deferred revenue on the consolidated balance sheets. Amounts recognized as breakage were insignificant for the years ended January 29, 2021, January 31, 2020, and February 1, 2019.
Deferred revenue - extended protection plans
The deferred revenues from separately priced extended protection plans were $1.0 billion at January 29, 2021, and $894 million at January 31, 2020. Previously deferred revenue recognized into sales were $430 million for the fiscal year ended January 29, 2021, $408 million for the fiscal year ended January 31, 2020, and $390 million for the fiscal year ended February 1, 2019. Incremental direct acquisition costs associated with the sale of extended protection plans for contracts greater than one year are also deferred and recognized as expense on a straight-line basis over the respective contract term and were insignificant at January 29, 2021, January 31, 2020, and February 1, 2019.

The liability for extended protection plan claims incurred is included in other current liabilities on the consolidated balance sheets and was not material in any of the periods presented.  Expenses for claims are recognized when incurred and totaled $158 million for the fiscal year ended January 29, 2021, $184 million for the fiscal year ended January 31, 2020, and $183 million for the fiscal year ended February 1, 2019.

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Years Ended
	January 29, 2021		January 31, 2020		February 1, 2019
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%
Home Décor ¹	$31,577	35%	$26,238	36%	$25,338	35%
Building Products ²	28,175	32	22,435	31	22,626	32
Hardlines ³	27,802	31	21,382	30	20,545	29
Other	2,043	2	2,093	3	2,800	4
Total	$89,597	100%	$72,148	100%	$71,309	100%
Note: Merchandise division net sales for prior periods have been reclassified to conform to the current year presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Years Ended
	January 29, 2021	January 31, 2020	February 1, 2019
United States	$84,303	$67,147	$65,872
International	5,294	5,001	5,437
Net Sales	$89,597	$72,148	$71,309

NOTE 3: Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s available-for-sale debt securities represented the only significant assets measured at fair value on a recurring basis for the fiscal years ended January 29, 2021 and January 31, 2020. The following table presents the Company’s financial assets measured at fair value on a recurring basis. The fair values of these instruments approximate amortized cost.

		Fair Value Measurements at
(In millions)	Measurement Level	January 29, 2021	January 31, 2020
Assets:
Short-term investments:
Available-for-sale debt securities:
U.S. Treasury securities	Level 1	$223	$13
Money market funds	Level 1	109	105
Commercial Paper	Level 2	97	—
Corporate debt securities	Level 2	47	23
Agency securities	Level 2	30	19
Total short-term investments		$506	$160
Long-term investments:
Available-for-sale debt securities:
U.S. Treasury securities	Level 1	$129	$280
Corporate debt securities	Level 2	58	62
Agency securities	Level 2	—	30
Municipal obligations	Level 2	13	—
Total long-term investments		$200	$372
Other assets:
Derivative instruments
Forward interest rate swaps	Level 2	$4	$—
Total other assets		$4	$—

Liabilities:
Other current liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$8	$11
Total other current liabilities		$8	$11

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal years ended January 29, 2021 and January 31, 2020, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  The fair values of the Company’s unsecured notes were estimated using quoted market prices.  The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	January 29, 2021		January 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$21,121	$24,349	$16,648	$18,808
Mortgage notes (Level 2)	5	5	5	6
Long-term debt (excluding finance lease obligations)	$21,126	$24,354	$16,653	$18,814

NOTE 4: Property and Accumulated Depreciation
Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	January 29, 2021	January 31, 2020 [1]
Cost:
Land	N/A	$7,315	$7,321
Buildings and building improvements	5-40	18,090	17,875
Equipment	2-15	10,466	10,377
Construction in progress	N/A	831	506
Total cost		36,702	36,079
Accumulated depreciation		(17,547)	(17,310)
Property, less accumulated depreciation		$19,155	$18,769
1 Effective as of January 29, 2021, excess property amounts previously reported in other assets were reclassified to property, less accumulated depreciation. Prior year amounts have been reclassified to conform to current period presentation.

As of January 29, 2021 and January 31, 2020, included in property, less accumulated depreciation are assets under finance lease of $661 million less accumulated depreciation of $122 million and $597 million less accumulated depreciation of $42 million, respectively. The related amortization expense for assets under finance leases are included in depreciation and amortization expense. The Company recognized depreciation and amortization expense, inclusive of amounts presented in cost of sales, of $1.5 billion in 2020 and $1.4 billion in 2019 and $1.6 billion in 2018.

NOTE 5: Leases

The lease-related assets and liabilities recorded on the balance sheet are summarized in the following table:

Leases (In millions)	Classification	January 29, 2021	January 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$3,832	$3,891
Finance lease assets	Property, less accumulated depreciation [1]	539	555
Total lease assets		4,371	4,446

Liabilities
Current
Operating	Current operating lease liabilities	541	501
Finance	Current maturities of long-term debt	86	72
Noncurrent
Operating	Noncurrent operating lease liabilities	3,890	3,943
Finance	Long-term debt, excluding current maturities	564	612
Total lease liabilities		$5,081	$5,128
1Finance lease assets are recorded net of accumulated amortization of $122 million as of January 29, 2021, and $42 million as of January 31, 2020.

The table below presents the lease costs for finance and operating leases for fiscal years ended January 29, 2021 and January 31, 2020:

Lease Cost (In millions)	Years Ended
	January 29, 2021	January 31, 2020
Finance lease cost
Amortization of leased assets	$82	$45
Interest on lease liabilities	32	30
Operating lease cost [1]	659	674
Variable lease cost	244	224
Total lease cost	$1,017	$973
1Includes short-term leases and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of January 29, 2021, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Maturity of lease liabilities (In millions)	Operating Leases [1]	Finance Leases [2]	Total
2021	$684	$113	$797
2022	749	118	867
2023	664	113	777
2024	565	104	669
2025	557	91	648
After 2025	2,300	257	2,557
Total lease payments	5,519	796	6,315
Less: interest [3]	(1,088)	(146)	(1,234)
Present value of lease liabilities [4]	$4,431	$650	$5,081
1Operating lease payments include $295 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $669 million of minimum lease payments for leases signed but not yet commenced.
2Finance lease payments include $11 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $6 million of minimum lease payments for leases signed but not yet commenced.
3Calculated using the lease-specific incremental borrowing rate.
4Includes the current portion of $541 million for operating leases and $86 million for finance leases.

Lease Term and Discount Rate	January 29, 2021	January 31, 2020
Weighted-average remaining lease term (years)
Operating leases	9.61	10.25
Finance leases	7.88	9.06
Weighted-average discount rate
Operating leases	3.88%	4.10%
Finance leases	5.34%	5.64%

Other Information	Years Ended
(In millions)	January 29, 2021	January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$643	$825
Operating cash flows used for finance leases	32	30
Financing cash flows used for finance leases	104	57
Leased assets obtained in exchange for new finance lease liabilities	69	329
Leased assets obtained in exchange for new operating lease liabilities [1]	465	551
1Excludes $669 million of leases signed but not yet commenced as of January 29, 2021.

NOTE 6: Exit Activities

During fiscal years 2020, 2019, and 2018, the Company has incurred costs associated with an ongoing strategic reassessment of its business to drive an increased focus on its core home improvement operations and to improve overall operating performance and profitability. As a result of this reassessment, the Company decided to exit certain activities and close certain locations as further described below. Expenses associated with long-lived asset impairment, discontinued projects, severance, and lease obligations are included in SG&A expense in the consolidated statements of earnings. Expenses associated with accelerated depreciation are included in depreciation and amortization expense in the consolidated statements of earnings. Inventory adjustments to net realizable value are included in cost of sales in the consolidated statements of earnings.

Canada Restructuring

During the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and as a result, recognized pre-tax charges of $53 million associated with long-lived asset impairment. Subsequent to the end of the Company’s third quarter of fiscal 2019, a decision was made to close 34 under-performing stores in Canada and take additional restructuring actions to improve future sales and profitability of the Canadian operations. As a result of these actions, during fiscal 2020, the Company recognized pre-tax charges of $35 million. A summary of the significant charges associated with the restructuring of the Canadian operations, are as follows:

	Years Ended		Cumulative
(In millions)	January 29, 2021	January 31, 2020	Amount
Long-lived asset impairment	$—	$53	$53
Severance costs	15	17	32
Accelerated depreciation and amortization	1	23	24
Other closing costs	19	15	34
Total	$35	$108	$143

Other
During fiscal year ending February 1, 2019, the Company recorded pre-tax charges of $1.1 billion associated with its exit of Orchard Supply Hardware, the closing of 20 U.S. home improvement stores and 31 locations in Canada, the exit of the Company’s Mexico operations, and the exit of other non-core activities within its U.S home improvement business.

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

The following table summarizes store closing lease obligations activity during the twelve months ended January 29, 2021 and January 31, 2020:

(In millions)	Lease obligations
Accrual for exit activities, balance at February 1, 2019	$361
ASU 2016-02 adoption impact [2]	(168)
Cash payments	(43)
Adjustments [1]	(62)
Accrual for exit activities, balance at January 31, 2020	$88
Cash payments	(18)
Adjustments [1]	(1)
Accrual for exit activities, balance at January 29, 2021	$69
1Adjustments represent lease terminations and changes in estimates around sublease assumptions.
2Upon adoption of ASU 2016-02, Leases (Topic 842), rent liabilities previously recognized in connection with leases were included in the determination of right-of-use assets at transition.

NOTE 7: Short-Term Borrowings

Commercial Paper Program

In March 2020, the Company entered into a $1.02 billion five-year unsecured revolving credit agreement (the 2020 Credit Agreement) with a syndicate of banks. In connection with the 2020 Credit Agreement, the Company refinanced the $250 million 364-Day Credit Agreement (2019 Credit Agreement), dated as of September 9, 2019, and terminated any commitments under the 2019 Credit Agreement as of March 23, 2020. Borrowings under the 2020 Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate, plus an applicable margin. The 2020 Credit Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those covenants at January 29, 2021.
In September 2018, the Company entered into a $1.75 billion five-year unsecured revolving second amended and restated credit agreement (the Second Amended and Restated Credit Agreement) with a syndicate of banks. In January 2019, the Company increased the aggregate availability under the Second Amended and Restated Credit Agreement by $230 million for a total of $1.98 billion available. Borrowings under the Second Amended and Restated Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency rate, plus an applicable margin. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Second Amended and Restated Credit Agreement, the Company may increase the aggregate availability by an additional $270 million.  The Second Amended and Restated Credit Agreement contains customary representations, warranties, and covenants for a transaction of this type. The Company was in compliance with those covenants at January 29, 2021.
The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement (collectively, Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Credit Agreements are reduced by the amount of borrowings under the commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement as of January 29, 2021. Outstanding borrowings under the Company’s commercial paper program were $941 million, with a weighted average interest rate of 2.10%, as of January 31, 2020. There were no outstanding borrowings under the Second Amended and Restated Credit Agreement or the 2019 Credit Agreement as of January 31, 2020. Total combined availability under the 2020 Credit Agreement and Second Amended and Restated Credit Agreement was $3.0 billion as of January 29, 2021.
Other Short-Term Borrowings
In January 2020, the Company entered into a $1.0 billion unsecured 364-day term loan facility (the Term Loan), which was scheduled to mature in December 2020, but was repaid early in September 2020. Outstanding borrowings under the Term Loan were $1.0 billion, with a weighted average interest rate of 2.29%, as of January 31, 2020. The weighted average interest rate of total short-term borrowings was 2.14% as of January 31, 2020.

NOTE 8: Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at January 29, 2021	January 29, 2021	January 31, 2020
Secured debt:
Mortgage notes due through fiscal 2027 [1]	5.03%	$5	$5
Unsecured debt:
Notes due through fiscal 2025	3.59%	4,225	3,976
Notes due fiscal 2026-2030	3.19%	8,478	5,004
Notes due fiscal 2031-2035	5.50%	341	340
Notes due fiscal 2036-2040	5.74%	1,052	785
Notes due fiscal 2041-2045	4.61%	1,461	2,256
Notes due fiscal 2046-2050	3.78%	5,564	4,287
Finance or capitalized lease obligations due through fiscal 2037		654	712
Total long-term debt		21,780	17,365
Less current maturities		(1,112)	(597)
Long-term debt, excluding current maturities		$20,668	$16,768
1    Real properties with an aggregate book value of $16 million as of January 29, 2021, were pledged as collateral for secured debt.

Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, and finance lease obligations, for the next five fiscal years and thereafter are as follows: 2021, $1.0 billion; 2022, $765 million; 2023, $503 million; 2024, $450 million; 2025, $1.5 billion; thereafter, $17.1 billion.

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all covenants of these agreements at January 29, 2021.

During 2020, the Company issued $8.0 billion of unsecured fixed rate notes as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
March 2020	$750	April 2025	4.000%	$4
March 2020	$1,250	April 2030	4.500%	$12
March 2020	$750	April 2040	5.000%	$10
March 2020	$1,250	April 2050	5.125%	$13
October 2020	$1,000	April 2028	1.300%	$5
October 2020	$1,250	October 2030	1.700%	$10
October 2020	$1,750	October 2050	3.000%	$17

Interest on the March 2020 Notes and October 2020 Notes (collectively, the 2020 Notes) is payable semiannually in arrears in April and October of each year until maturity.

During 2019, the Company issued $3.0 billion of unsecured fixed rate notes as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
April 2019	$1,500	April 2029	3.650%	$9
April 2019	$1,500	April 2049	4.550%	$19

Interest on the notes issued in 2019 (the 2019 Notes) is payable semiannually in arrears in April and October of each year until maturity.

The indentures governing the 2020 and 2019 Notes contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued interest, if any, up to the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued interest, if any, on such notes up to the date of purchase. The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indentures include various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

The discounts associated with these issuances, which include the underwriting and issuance discounts, are recorded in long-term debt and are being amortized over the respective terms of the notes using the effective interest method.

During 2020, the Company completed cash tender offers to purchase and retire $3.0 billion combined aggregate principal amount of its outstanding notes with a weighted average interest rate of 4.80%. As a result of the 2020 cash tender offers, the Company recognized a loss on extinguishment of debt of $1.1 billion which includes premium paid to holders of the debt, unamortized deferred financing fees and original issue discounts, and loss on reverse treasury lock derivative contracts. See Note 9 for additional information regarding the reverse treasury lock derivative contracts.

NOTE 9: Derivative Instruments

Cash Flow Hedges

The Company held forward interest rate swap agreements with notional amounts totaling $638 million at January 29, 2021, and $770 million at January 31, 2020. See Note 3 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications.

The impact of forward interest rate swap derivatives, both matured and outstanding, designated as cash flow hedges recorded in other comprehensive income and earnings for 2020, 2019, and 2018, including its line item in the financial statements, is as follows:

	Years Ended
(In millions)	January 29, 2021	January 31, 2020	February 1, 2019
Other comprehensive income
Cash flow hedges – net of tax (expense)/benefit of $21 million, $8 million, and $0 million, respectively	(76)	(23)	(1)
Net earnings
Interest – net	10	2	—

Other Derivatives Not Designated as Hedging Instruments

To hedge the economic risk of changes in value of the 2020 cash tender offers prior to the pricing date, the Company entered into reverse treasury lock derivative contracts with a combined notional amount of $2.0 billion. Upon the pricing of the 2020 cash tender offers, the Company settled the reverse treasury lock derivative contracts and made a payment to its counterparty for $26 million, which is included in loss on extinguishment of debt in the consolidated statements of earnings for the year ended January 29, 2021. The cash flows related to these contracts are included within financing activities in the accompanying consolidated statements of cash flows.

NOTE 10: Shareholders’ Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at January 29, 2021 and January 31, 2020, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($0.50 par value) at January 29, 2021 and January 31, 2020.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are retired and returned to authorized and unissued status.  On December 9, 2020, the Company announced that its Board of Directors authorized a $15.0 billion share repurchase under the program, in addition to the $10.0 billion of share repurchases authorized by the Board of Directors in December 2018, with no expiration. As of January 29, 2021, the Company had $19.7 billion remaining under the program.

During the year ended January 29, 2021, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 24.2 million shares of the Company’s common stock for $3.5 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, follow (in millions):

Agreement Execution Date	ASR Settlement Date	ASR Agreement Amount	Minimum Notional Amount[1]	Maximum Notional Amount[1]	Cash Payment Received at Settlement[1]	Initial Shares Delivered	Additional Shares Delivered at Settlement	Total Shares Delivered
Q2 2018	Q2 2018	$550	$—	$—	$—	4.8	0.8	5.6
Q3 2018	Q3 2018	310	—	—	—	2.5	0.3	2.8
Q4 2018	Q1 2019	270	—	—	—	2.6	0.3	2.9
Q1 2019	Q1 2019	350	350	500	150	2.9	0.3	3.2
Q2 2019	Q2 2019	990	990	1,410	420	8.9	1.0	9.9
Q3 2019	Q3 2019	397	350	500	103	2.8	0.8	3.6
Q1 2020	Q1 2020	500	—	—	—	3.9	1.6	5.5
Q4 2020	Q4 2020	3,000	—	—	—	17.1	1.6	18.7
1The Company entered into variable notional ASR agreements with third-party financial institutions to repurchase between a minimum notional amount and a maximum notional amount. At inception of each transaction, the Company paid the maximum notional amount and received shares. When the Company finalized each transaction, it received additional shares as well as a cash payment from the third-party financial institution equal to the difference between the prepayment amount (maximum notional amount) and the final notional amount.

During the year ended January 29, 2021, the Company also repurchased shares of its common stock through the open market totaling 10.0 million shares for a cost of $1.4 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Shares repurchased for 2020, 2019, and 2018 were as follows:

	Years Ended
	January 29, 2021		January 31, 2020		February 1, 2019
(In millions)	Shares	Cost [1]	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	34.2	$4,940	41.0	$4,288	31.2	$2,999
Shares withheld from employees	0.1	11	0.3	37	0.5	46
Total share repurchases	34.3	$4,951	41.3	$4,325	31.7	$3,045
1    Reductions of $4.7 billion, $4.1 billion, and $2.8 billion were recorded to retained earnings, after capital in excess of par value was depleted, for 2020, 2019, and 2018, respectively.

NOTE 11: Accounting for Share-Based Payments

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

A total of 199.0 million shares have been previously authorized for grant to key employees and non-employee directors under all of the Company’s Incentive Plans, but only 80.0 million of those shares were authorized for grants of share-based awards under the Company’s currently active Incentive Plans. At January 29, 2021, there were 27.7 million shares remaining available for grants under the currently active Incentive Plans

On May 29, 2020, shareholders approved the Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan (the 2020 ESPP), which permits a maximum number of shares offered under the new plan of 20.0 million shares. The first offering date under the 2020 ESPP began December 1, 2020, following the expiration of the Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone (the Former ESPP), under which 50.5 million of the 70.0 million authorized shares were issued from its adoption to expiration on the last exercise date on November 30, 2020. The first offering period under the 2020 ESPP ends May 31, 2021 with the automatic exercise of options to occur the same day, thus no shares have been issued thereunder at the time of filing this Annual Report, and 20.0 million shares remaining available for purchases.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $155 million, $98 million, and $74 million in 2020, 2019, and 2018 respectively.  The total associated income tax benefit recognized, exclusive of excess tax benefits, was $29 million, $15 million, and $15 million in 2020, 2019, and 2018, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $290 million at January 29, 2021, of which $159 million will be recognized in 2021, $113 million in 2022, and $19 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.6 years.

For all share-based payment awards, the expense recognized has been adjusted for estimated forfeitures where the requisite service is not expected to be met.  Estimated forfeiture rates are developed based on the Company’s analysis of historical forfeiture data for homogeneous employee groups.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

Stock options have terms of 10 years, with one-third of each grant vesting each year for three years, subsequent to the date of the grant, and are assigned an exercise price equal to the closing market price of a share of the Company’s common stock on the date of grant.  Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2020, 2019, and 2018 are as follows:

	Years Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Weighted-average assumptions used:
Expected volatility	28.8%	23.0%	23.3%
Dividend yield	1.78%	1.73%	1.71%
Risk-free interest rate	0.47%	2.28%	2.71%
Expected term, in years	6.50	6.38	6.58

Weighted-average grant date fair value	$18.82	$23.66	$21.12

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $60 million, $44 million, and $36 million in 2020, 2019, and 2018, respectively.

Transactions related to stock options for the fiscal year ended January 29, 2021 are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 31, 2020	2,343	$86.01
Granted	842	82.29
Canceled, forfeited or expired	(139)	93.68
Exercised	(911)	73.20
Outstanding at January 29, 2021	2,135	$89.51	7.87	$165,091
Vested and expected to vest at January 29, 2021[1]	2,037	$89.60	7.81	$157,355
Exercisable at January 29, 2021	819	$86.80	6.56	$65,558
1    Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest at the end of a three-year period from the date of grant.  Beginning in fiscal 2019, certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $83.83, $109.04, and $86.99 in 2020, 2019, and 2018, respectively. The total fair value of restricted stock awards vesting each year was approximately $31 million, $64 million, and $85 million in 2020, 2019, and 2018, respectively.

Transactions related to restricted stock awards for the fiscal year ended January 29, 2021 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 31, 2020	1,997	$97.81
Granted	1,599	83.83
Vested	(307)	83.76
Canceled or forfeited	(317)	93.38
Nonvested at January 29, 2021	2,972	$92.30

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2020, 2019, and 2018, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $175,000 for 2020, 2019, and 2018.  During 2018, the Company appointed a new Chairman of the Board who received an additional grant of deferred stock units. The award amount used to determine the additional units granted was $140,000. During 2020, 15,100 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $130.35, $93.28, and $95.83 in 2020, 2019, and 2018, respectively. The total fair value of deferred stock units vested was $2 million, $2 million, and $2 million in 2020, 2019, and 2018, respectively.  At January 29, 2021, there were 142 thousand deferred stock units outstanding, all of which are vested.

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

The Company’s performance share units are classified as equity and contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. For awards issued in fiscal 2019 and after, the performance condition is primarily based on the achievement of the Company’s target return on invested capital (ROIC). For awards issued prior to fiscal 2019, the performance condition is primarily based on the achievement of the Company’s target return on non-cash average assets (RONCAA).

The performance share units contain a market condition modifier, in addition to having a performance and service condition. The performance condition for these awards continues to be based primarily on the achievement of the Company’s ROIC or RONCAA targets. The market condition is based on the Company’s total shareholder return (TSR) compared to the median TSR of companies listed in the S&P 500 Index over a three year performance period. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition.

The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2020 and 2019 are as follows:

	Years Ended
	January 29, 2021	January 31, 2020
Weighted-average assumptions used:
Expected volatility	38.5%	24.1%
Dividend yield	1.89%	1.89%
Risk-free interest rate	0.13%	2.28%
Expected term, in years	2.42	2.84

In general, 0% to 200% of the Company’s performance share units vest at the end of a three year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $203.85, $115.93, and $82.22 in 2020, 2019, and 2018, respectively.  The total fair value of performance share units vesting was approximately $0 million, $19 million, and $13 million in 2020, 2019, and 2018, respectively.

Transactions related to performance share units classified as equity awards for the fiscal year ended January 29, 2021 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 31, 2020	569	$97.86
Granted	348	203.85
Vested	—	—
Canceled or forfeited	(214)	100.17
Nonvested at January 29, 2021	703	$149.61
¹    The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of January 29, 2021, the maximum number of nonvested units that could vest under the provisions of the agreements was 0.4 million for the RONCAA awards and 1.1 million for the ROIC awards.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest at the end of a three-year period from the date of grant. Beginning in fiscal 2019, certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $75.59, $103.40, and $80.32 in 2020, 2019, and 2018, respectively. The total fair value of restricted stock units vesting was approximately $5 million, $9 million, and $7 million in 2020, 2019, and 2018, respectively.

Transactions related to restricted stock units for the fiscal year ended January 29, 2021 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 31, 2020	506	$96.39
Granted	662	75.59
Vested	(41)	75.16
Canceled or forfeited	(135)	83.92
Nonvested at January 29, 2021	992	$84.84

ESPP

On May 29, 2020, shareholders approved the 2020 ESPP. The first offering date under the 2020 ESPP began December 1, 2020, following the expiration of the Former ESPP. The purchase price of the shares under both the 2020 ESPP and the Former ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. Under the Former ESPP, the Company issued 0.7 million shares of common stock in 2020, 0.8 million shares of common stock in 2019, and 0.9 million shares of common stock in 2018 and recognized $16 million of share-based payment expense pursuant to the Former ESPP in 2020 and $13 million of share-based payment expense pursuant to the Former ESPP in 2019 and 2018. The first offering period under the 2020 ESPP ends May 31, 2021 with the automatic exercise of options to occur the same day; no shares have been issued thereunder at the time of filing this Annual Report.

NOTE 12: Employee Retirement Plans

The Company maintains a defined contribution retirement plan for eligible employees (the 401(k) Plan).  Eligible employees may participate in the 401(k) Plan the first of the month after thirty days of employment.  The Company makes contributions to the 401(k) Plan each payroll period, based upon a matching formula applied to employee deferrals (the Company

Match).  Participants are eligible to receive the Company Match pursuant to the terms of the 401(k) Plan.  The Company Match varies based on how much the employee elects to defer up to a maximum of 4.25% of eligible compensation.  The Company Match is invested identically to employee contributions and is immediately vested.

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

The Company recognized expense associated with these employee retirement plans of $175 million, $175 million, and $164 million in 2020, 2019, and 2018, respectively.

NOTE 13: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Years Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.0	4.1	4.8
Valuation allowance	—	1.3	—
Goodwill impairment	—	—	5.5
Mexico impairment	—	(1.4)	1.5
Other, net	(0.4)	(1.1)	(1.0)
Effective tax rate	24.6%	23.9%	31.8%

The components of the income tax provision are as follows:

	Years Ended
(In millions)	January 29, 2021	January 31, 2020	February 1, 2019
Current:
Federal	$1,578	$935	$963
State	425	268	274
Total current [1]	2,003	1,203	1,237
Deferred:
Federal	(73)	121	(102)
State	(26)	18	(55)
Total deferred [1]	(99)	139	(157)
Total income tax provision	$1,904	$1,342	$1,080
1    Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	January 29, 2021	January 31, 2020
Deferred tax assets:
Self-insurance	$284	$260
Share-based payment expense	48	30
Operating lease liabilities	1,328	1,377
Capital loss carryforwards	225	225
Net operating losses	274	273
Other, net	337	131
Total deferred tax assets	2,496	2,296
Valuation allowance	(601)	(561)
Net deferred tax assets	1,895	1,735

Deferred tax liabilities:
Operating lease assets	(1,146)	(1,198)
Property	(382)	(293)
Other, net	(27)	(28)
Total deferred tax liabilities	(1,555)	(1,519)

Net deferred tax asset	$340	$216

As of January 29, 2021, the Company reported a deferred tax asset of $225 million, for the capital loss realized in 2017 for U.S. federal income tax purposes related to the exit from the Company’s joint venture investment in Australia. Since no present or future capital gains have been identified through which the asset can be realized, the Company has a full valuation allowance against the deferred tax asset. For U.S. federal tax purposes, this loss has a five-year carryforward period expiring at the end of fiscal 2022.

The Company operates Lowe’s Companies Canada, ULC as a branch and has cumulatively incurred Canadian net operating losses of $769 million and $738 million as of January 29, 2021 and January 31, 2020, respectively.  The Company operates RONA inc. as a foreign corporation and has cumulatively incurred Canadian net operating losses of $261 million and $292 million as of January 29, 2021 and January 31, 2020, respectively. These net operating losses are subject to expiration in 2024 through 2040.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of the foreign net deferred tax assets, the Company recorded cumulative valuation allowances of $357 million and $319 million as of January 29, 2021 and January 31, 2020, respectively. These valuation allowances are based on management’s assessment of the available positive and negative evidence to estimate the realization of this entity’s existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 29, 2021 and January 31, 2020, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and if estimates of future taxable income are increased.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended
(In millions)	January 29, 2021	January 31, 2020	February 1, 2019
Unrecognized tax benefits, beginning of year	$4	$10	$—
Additions for tax positions of prior years	—	2	10
Reductions for tax positions of prior years	—	(3)	—
Settlements	(2)	(5)	—
Unrecognized tax benefits, end of year	$2	$4	$10

The amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $2 million as of January 29, 2021 and $3 million as of January 31, 2020.

The interest income and interest expense recognized by the Company related to uncertain tax positions was insignificant for 2020, 2019, and 2018.

Penalties recognized related to uncertain tax positions were insignificant for 2020, 2019, and 2018. There were no accrued penalties as of January 29, 2021, and penalties were insignificant as of January 31, 2020.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2015 to 2019. An audit of the Company’s Canadian operations by the Canada Revenue Agency for fiscal years 2015 and 2016 is on-going. The Company remains subject to income tax examinations for fiscal years 2015 through 2019. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 14: Earnings Per Share

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2020, 2019, and 2018:

	Years Ended
(In millions, except per share data)	January 29, 2021	January 31, 2020	February 1, 2019
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$5,835	$4,281	$2,314
Less: Net earnings allocable to participating securities	(24)	(13)	(7)
Net earnings allocable to common shares, basic	$5,811	$4,268	$2,307
Weighted-average common shares outstanding	748	777	811
Basic earnings per common share	$7.77	$5.49	$2.84
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$5,835	$4,281	$2,314
Less: Net earnings allocable to participating securities	(24)	(13)	(7)
Net earnings allocable to common shares, diluted	$5,811	$4,268	$2,307
Weighted-average common shares outstanding	748	777	811
Dilutive effect of non-participating share-based awards	2	1	1
Weighted-average common shares, as adjusted	750	778	812
Diluted earnings per common share	$7.75	$5.49	$2.84

Anti-dilutive securities excluded from diluted weighted-average common shares outstanding totaled 0.3 million, 0.9 million, and 0.5 million shares for 2020, 2019, and 2018, respectively.

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

As of January 29, 2021, the Company had non-cancellable commitments of $1.1 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  Payments under these commitments are scheduled to be made as follows: 2021, $654 million; 2022, $258 million; 2023, $106 million; 2024, $50 million; thereafter, $50 million.

At January 29, 2021, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $61 million. The majority of the Company’s letters of credit were issued for insurance and construction contracts.

NOTE 16: Related Parties

A member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $214 million in 2020, $165 million in 2019, and $156 million in 2018. Amounts payable to this vendor were insignificant at January 29, 2021 and January 31, 2020.

The Company’s President and Chief Executive Officer also serves on the Board of Directors of a vendor that provides transportation and business services to the Company. The Company purchased services from this vendor in the amount of $138 million in 2020, $117 million in 2019, and $91 million in 2018. Amounts payable to this vendor were insignificant at January 29, 2021 and January 31, 2020.

NOTE 17: Other Information

Net interest expense is comprised of the following:

	Years Ended
(In millions)	January 29, 2021	January 31, 2020	February 1, 2019
Long-term debt	$807	$668	$582
Lease obligations	32	30	58
Short-term borrowings	13	—	—
Interest income	(24)	(27)	(28)
Interest capitalized	—	(1)	(3)
Interest on tax uncertainties	—	—	3
Other	20	21	12
Interest – net	$848	$691	$624

Supplemental disclosures of cash flow information:

	Years Ended
(In millions)	January 29, 2021	January 31, 2020	February 1, 2019
Cash paid for interest, net of amount capitalized	$824	$671	$635
Cash paid for income taxes, net	$1,588	$1,423	$1,316
Non-cash investing and financing activities: [1]
Cash dividends declared but not paid	$440	$420	$385
1See Note 5 for supplemental cash flow disclosures related to finance and operating leases.

Sales by product category:

	Years Ended
	January 29, 2021		January 31, 2020		February 1, 2019
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$12,098	14%	$9,989	14%	$9,484	13%
Seasonal & Outdoor Living	8,856	10	6,814	9	6,592	9
Lawn & Garden	8,854	10	6,481	9	6,166	9
Lumber	8,337	9	5,709	8	5,863	8
Kitchens & Bath	6,158	7	5,434	8	5,584	8
Tools	5,394	6	4,246	6	4,062	6
Paint	5,371	6	4,074	6	4,040	6
Millwork	4,962	6	4,197	6	4,056	6
Hardware	4,698	5	3,841	5	3,724	5
Flooring	4,457	5	3,894	5	3,905	5
Rough Plumbing	4,306	5	3,742	5	3,676	5
Building Materials	4,119	5	3,452	5	3,731	5
Décor	3,493	4	2,846	4	2,326	3
Lighting	3,482	4	2,888	4	3,022	4
Electrical	2,969	3	2,447	3	2,278	3
Other	2,043	1	2,094	3	2,800	5
Net sales	$89,597	100%	$72,148	100%	$71,309	100%
Note: Product category sales for prior periods have been reclassified to conform to the current year presentation.

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2020 and 2019:

	Year Ended January 29, 2021
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$19,675	$27,302	$22,309	$20,311
Gross margin	6,513	9,304	7,300	6,456
Net earnings	1,337	2,828	692	978
Basic earnings per common share	1.76	3.74	0.92	1.33
Diluted earnings per common share	$1.76	$3.74	$0.91	$1.32

	Year Ended January 31, 2020
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$17,741	$20,992	$17,388	$16,027
Gross margin	5,581	6,740	5,640	4,981
Net earnings	1,046	1,676	1,049	509
Basic earnings per common share	1.31	2.14	1.36	0.67
Diluted earnings per common share	$1.31	$2.14	$1.36	$0.66

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 29, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Although most of our corporate employees are working remotely due to the COVID-19 global health crisis, we have not experienced a material impact to our internal control over financial reporting. We continue to monitor the pandemic and its effects on the design and operating effectiveness of our internal controls.

Item 9B - Other Information

None.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Information About Our Executive Officers”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Corporate Governance”, and “Additional Information - Shareholder Proposals for the 2022 Annual Meeting” in the definitive Proxy Statement for the 2021 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended January 29, 2021 (the Proxy Statement).

We have adopted a written code of business conduct and ethics, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act, which we refer to as the Lowe’s Code of Business Conduct and Ethics (the Code). The Code applies to all employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Code is designed to ensure that the Company’s business is conducted in a legal and ethical manner.  The Code covers all areas of professional conduct, including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations, and accounting complaints.  The full text of the Code can be found on our website at www.Lowes.com, under the “About Lowe’s”, “Investors”, and “Corporate Governance - Governance Documents” headings.  You can also obtain a copy of the complete Code by contacting Investor Relations at 1-800-813-7613.

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

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 29, 2021:
Reserve for loss on obsolete inventory	$105	$77	[1]	$—		$182
Reserve for inventory shrinkage	244	907		(786)	[2]	365
Reserve for sales returns	194	58		—		252
Deferred tax valuation allowance	561	40		—		601
Self-insurance liabilities	1,104	1,568		(1,579)	[5]	1,093
Reserve for exit activities	88	—		(19)		69

January 31, 2020:
Reserve for loss on obsolete inventory	$78	$27	[1]	$—		$105
Reserve for inventory shrinkage	222	533		(511)	[2]	244
Reserve for sales returns	194	—		—		194
Deferred tax valuation allowance	569	—		(8)	[4]	561
Self-insurance liabilities	953	1,711		(1,560)	[5]	1,104
Reserve for exit activities	361	—		(273)	[7]	88

February 1, 2019:
Reserve for loss on obsolete inventory	$77	$1	[1]	$—		$78
Reserve for inventory shrinkage	212	478		(468)	[2]	222
Reserve for sales returns	71	123	[3]	—		194
Deferred tax valuation allowance	475	94	[4]	—		569
Self-insurance liabilities	890	1,530		(1,467)	[5]	953
Reserve for exit activities	60	384		(83)	[6]	361
1    Represents the net increase in the required reserve based on the Company’s evaluation of obsolete inventory.
2    Represents the actual inventory shrinkage experienced at the time of physical inventories.
3    Represents the net increase in the required reserve based on the Company’s evaluation of anticipated merchandise returns. The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), effective February 3, 2018. Under ASU 2014-09, the sales returns reserve is presented on a gross basis, with a separate asset and liability in the consolidated balance sheet. For fiscal year 2018, the net increase in the reserve is primarily due to the change from net presentation to gross presentation related to the adoption of the revenue recognition standard, as well as changes in the Company’s evaluation of anticipated merchandise returns.
4    Represents an increase/(decrease) in the required reserve based on the Company’s evaluation of deferred tax assets.
5    Represents claim payments for self-insured claims.
6    Represents lease payments, net of sublease income.
7    Primarily represents the elimination of exit activity reserves related to rent liabilities upon adoption of ASU 2016-02, Leases (Topic 842), as of February 2, 2019.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement, dated as of February 2, 2016, among Lowe’s Companies, Inc., Lowe’s Companies Canada, ULC and RONA inc.(1)	10-K	001-07898	2.1	March 29, 2016

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 29, 2020.	8-K	001-07898	3.1	June 2, 2020

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Seventh Supplemental Indenture, dated as of November 22, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 3.750% Notes maturing in April 2021.	8-K	001-07898	4.1	November 22, 2010

4.10	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.11	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.12	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.13	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

4.14	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.15	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.16	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.17	Fifteenth Supplemental Indenture, dated as of April 5, 2019, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 3.650% Notes due April 5, 2029 and a form of 4.550% Notes due April 5, 2049.	8-K	001-07898	4.2	April 5, 2019

4.18	Sixteenth Supplemental Indenture, dated as of March 26, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 4.000% Notes due April 15, 2025, a form of 4.500% Notes due April 15, 2030, a form of 5.000% Notes due April 15, 2040 and a form of 5.125% Notes due April 15, 2050.	8-K	001-07898	4.2	March 27, 2020

4.19	Seventeenth Supplemental Indenture, dated as of October 22, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 1.300% Notes due April 15, 2028, a form of 1.700% Notes due October 15, 2030 and a form of 3.000% Notes due October 15, 2050.	8-K	001-07898	4.2	October 22, 2020

4.20	Second Amended and Restated Credit Agreement, dated as of September 10, 2018, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent and a letter of credit issuer, U.S. Bank National Association, as syndication agent and a letter of credit issuer, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 12, 2018

4.21	364-day term loan facility, dated as of January 3, 2020, by and between Lowe’s Companies, Inc. and Wells Fargo Bank, National Association.	8-K	001-07898	10.1	January 9, 2020

4.22	Credit Agreement, dated as of March 23, 2020, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing-line lender, and a letter of credit issuer, U.S. Bank National Association, as syndication agent and a letter of credit issuer, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	March 24, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.23	Description of Securities. ‡

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective July 1, 1994.*	10-Q	001-07898	10.1	December 2, 2008

10.2	Amendment No. 1 to the Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, effective January 31, 2009.*	10-K	001-07898	10.21	March 30, 2010

10.3	Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone, as amended and restated effective June 1, 2012.*	DEF 14A	001-07898	Appendix B	April 13, 2012

10.4	Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan.*	S-8	333-249586	99.1	October 21, 2020

10.5	Lowe’s Companies, Inc. 1997 Incentive Plan.*	S-8	333-34631	4.2	August 29, 1997

10.6	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated January 25, 1998.*	10-K	001-07898	10.16	April 19, 1999

10.7	Amendments to the Lowe’s Companies, Inc. 1997 Incentive Plan, dated September 17, 1998 (also encompassing as Exhibit I thereto the Lowe’s Companies, Inc. Deferred Compensation Program).*	10-K	001-07898	10.17	April 19, 1999

10.8	Amendment No. 1 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of January 1, 2005.*	10-K	001-07898	10.25	March 29, 2011

10.9	Amendment No. 2 to the Lowe’s Companies, Inc. Deferred Compensation Program, effective as of December 31, 2008.*	10-K	001-07898	10.22	March 31, 2009

10.10	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.11	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.12	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.13	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.14	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.16	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.17	Amendment No. 7 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.16	April 4, 2017

10.18	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.19	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.20	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.21	Lowe’s Companies, Inc. Amended and Restated Directors’ Stock Option and Deferred Stock Unit Plan.*	8-K	001-07898	10.1	June 3, 2005

10.22	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Outside Directors.*	10-Q	001-07898	10.1	September 3, 2019

10.23	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of January 30, 2020.*	10-K	001-07898	10.22	March 23, 2020

10.24	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.25	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

10.26	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*	10-Q	001-07898	10.2	September 4, 2018

10.27	Offer Letter between Lowe’s Companies, Inc. and David M. Denton entered into on August 20, 2018.*	10-Q	001-07898	10.3	September 4, 2018

10.28	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier I Officers.*	10-K	001-07898	10.28	March 23, 2020

10.29	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier I Officers.*	10-Q	001-07898	10.2	June 3, 2019

10.30	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier I Officers.*	10-Q	001-07898	10.6	June 3, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.7	September 4, 2018

10.32	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	November 25, 2020

10.33	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.2	May 28, 2020

10.34	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated May 29, 2020.*	10-Q	001-07898	10.1	August 26, 2020

10.35	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*	10-Q	001-07898	10.6	December 6, 2018

10.36	Form of Lowe’s Companies, Inc. Officer Indemnification Agreement.*	10-K	001-07898	10.43	April 2, 2019

10.37	Release and Separation Agreement between Lowe’s Companies, Inc. and Jennifer L. Weber entered into on April 6, 2020.*	10-Q	001-07898	10.3	May 28, 2020

10.38	Offer Letter between Lowe’s Companies, Inc. and Dan C. Griggs, Jr. entered into on October 2, 2020.*	10-Q	001-07898	10.2	November 25, 2020

10.39	Offer Letter between Lowe’s Companies, Inc. and Dan C. Griggs, Jr. entered into on February 12, 2021.* ‡

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

(1)	Schedules have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Lowe’s Companies, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.
*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 22, 2021	By: /s/ Marvin R. Ellison
Date	Marvin R. Ellison President and Chief Executive Officer

March 22, 2021	By: /s/ David M. Denton
Date	David M. Denton Executive Vice President, Chief Financial Officer

March 22, 2021	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints David M. Denton, Dan C. Griggs, Jr., and Ross W. McCanless, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Richard W. Dreiling	Chairman of the Board	March 22, 2021
Richard W. Dreiling		Date

/s/ Marvin R. Ellison	President, Chief Executive Officer and Director	March 22, 2021
Marvin R. Ellison		Date

/s/ Raul Alvarez	Director	March 22, 2021
Raul Alvarez		Date

/s/ David H. Batchelder	Director	March 22, 2021
David H. Batchelder		Date

/s/ Angela F. Braly	Director	March 22, 2021
Angela F. Braly		Date

/s/ Sandra B. Cochran	Director	March 22, 2021
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	March 22, 2021
Laurie Z. Douglas		Date

/s/ Brian C. Rogers	Director	March 22, 2021
Brian C. Rogers		Date

/s/ Bertram L. Scott	Director	March 22, 2021
Bertram L. Scott		Date

/s/ Lisa W. Wardell	Director	March 22, 2021
Lisa W. Wardell		Date

/s/ Eric C. Wiseman	Director	March 22, 2021
Eric C. Wiseman		Date