Form 10-Q
period 2021-04-30
LOWES COMPANIES INC
filed 2021-05-27
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/25/2021
Common Stock, $0.50 par value	706,890,137

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -
i

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “scenario”, “guidance”, and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives, business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services, share repurchases, Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as the rate of unemployment, interest rate and currency fluctuations, fuel and other energy costs, slower growth in personal income, changes in consumer spending, changes in the rate of housing turnover, the availability of consumer credit and of mortgage financing, changes in commodity prices, trade policy changes or additional tariffs, outbreaks of public health crises, such as the COVID-19 pandemic, availability and cost of goods from suppliers, and other factors that can negatively affect our customers.

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	April 30, 2021		May 1, 2020
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$24,422	100.00%	$19,675	100.00%
Cost of sales	16,292	66.71	13,162	66.90
Gross margin	8,130	33.29	6,513	33.10
Expenses:
Selling, general and administrative	4,494	18.40	4,196	21.32
Depreciation and amortization	391	1.60	326	1.66
Operating income	3,245	13.29	1,991	10.12
Interest – net	211	0.87	205	1.04
Pre-tax earnings	3,034	12.42	1,786	9.08
Income tax provision	713	2.92	449	2.28
Net earnings	$2,321	9.50%	$1,337	6.80%

Weighted average common shares outstanding – basic	718		755
Basic earnings per common share	$3.22		$1.76
Weighted average common shares outstanding – diluted	720		756
Diluted earnings per common share	$3.21		$1.76

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	April 30, 2021		May 1, 2020
	Amount	% Sales	Amount	% Sales
Net earnings	$2,321	9.50%	$1,337	6.80%
Foreign currency translation adjustments – net of tax	102	0.41	(159)	(0.82)
Cash flow hedges – net of tax	24	0.10	(102)	(0.52)
Other	(1)	—	4	0.03
Other comprehensive income/(loss)	125	0.51	(257)	(1.31)
Comprehensive income	$2,446	10.01%	$1,080	5.49%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	April 30, 2021	May 1, 2020	January 29, 2021
Assets
Current assets:
Cash and cash equivalents	$6,692	$5,955	$4,690
Short-term investments	454	201	506
Merchandise inventory – net	18,382	14,283	16,193
Other current assets	1,288	1,487	937
Total current assets	26,816	21,926	22,326
Property, less accumulated depreciation	19,059	18,629	19,155
Operating lease right-of-use assets	3,886	3,876	3,832
Long-term investments	197	300	200
Deferred income taxes – net	213	215	340
Other assets	1,029	886	882
Total assets	$51,200	$45,832	$46,735

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$—	$1,000	$—
Current maturities of long-term debt	1,338	604	1,112
Current operating lease liabilities	551	506	541
Accounts payable	13,964	10,841	10,884
Accrued compensation and employee benefits	1,312	982	1,350
Deferred revenue	2,022	1,212	1,608
Other current liabilities	3,705	3,180	3,235
Total current liabilities	22,892	18,325	18,730
Long-term debt, excluding current maturities	21,906	20,200	20,668
Noncurrent operating lease liabilities	3,925	3,915	3,890
Deferred revenue – extended protection plans	1,050	915	1,019
Other liabilities	982	761	991
Total liabilities	50,755	44,116	45,298

Shareholders' equity:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 715 million, 755 million, and 731 million shares, respectively	358	377	366
Capital in excess of par value	—	10	90
Retained earnings	98	1,722	1,117
Accumulated other comprehensive loss	(11)	(393)	(136)
Total shareholders' equity	445	1,716	1,437
Total liabilities and shareholders' equity	$51,200	$45,832	$46,735

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Equity (Unaudited)
In Millions

	Three Months Ended April 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	2,321	—	2,321
Other comprehensive income	—	—	—	—	125	125
Cash dividends declared, $0.60 per share	—	—	—	(430)	—	(430)
Share-based payment expense	—	—	50	—	—	50
Repurchases of common stock	(17)	(9)	(148)	(2,910)	—	(3,067)
Issuance of common stock under share-based payment plans	1	1	8	—	—	9
Balance April 30, 2021	715	$358	$—	$98	$(11)	$445

	Three Months Ended May 1, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings	—	—	—	1,337	—	1,337
Other comprehensive loss	—	—	—	—	(257)	(257)
Cash dividends declared, $0.55 per share	—	—	—	(415)	—	(415)
Share-based payment expense	—	—	23	—	—	23
Repurchases of common stock	(10)	(5)	(15)	(927)	—	(947)
Issuance of common stock under share-based payment plans	2	1	2	—	—	3
Balance May 1, 2020	755	$377	$10	$1,722	$(393)	$1,716
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	April 30, 2021	May 1, 2020
Cash flows from operating activities:
Net earnings	$2,321	$1,337
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	443	373
Noncash lease expense	124	116
Deferred income taxes	110	46
(Gain) loss on property and other assets – net	(15)	17
Share-based payment expense	54	27
Changes in operating assets and liabilities:
Merchandise inventory – net	(2,123)	(1,183)
Other operating assets	(343)	(206)
Accounts payable	3,058	3,207
Deferred revenue	442	13
Other operating liabilities	421	703
Net cash provided by operating activities	4,492	4,450

Cash flows from investing activities:
Purchases of investments	(293)	(70)
Proceeds from sale/maturity of investments	347	107
Capital expenditures	(461)	(328)
Proceeds from sale of property and other long-term assets	64	25
Other – net	(134)	(22)
Net cash used in investing activities	(477)	(288)

Cash flows from financing activities:
Net change in commercial paper	—	(941)
Net proceeds from issuance of debt	1,988	3,961
Repayment of debt	(543)	(543)
Proceeds from issuance of common stock under share-based payment plans	9	4
Cash dividend payments	(440)	(420)
Repurchases of common stock	(3,038)	(966)
Other – net	4	(3)
Net cash (used in) provided by financing activities	(2,020)	1,092

Effect of exchange rate changes on cash	7	(15)

Net increase in cash and cash equivalents	2,002	5,239
Cash and cash equivalents, beginning of period	4,690	716
Cash and cash equivalents, end of period	$6,692	$5,955

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the financial position as of April 30, 2021, and May 1, 2020, and the results of operations, comprehensive income, shareholders’ equity, and cash flows for the three months ended April 30, 2021, and May 1, 2020. The January 29, 2021 consolidated balance sheet was derived from the audited financial statements.

These interim condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, including the reclassification of excess property from other assets to property, less accumulated depreciation on the consolidated balance sheets, and the separate disclosure of changes in deferred revenue within operating activities on the consolidated statements of cash flows.

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

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q or in the 2020 Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2: Revenue - Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	April 30, 2021	May 1, 2020
Products	$23,522	$19,020
Services	579	399
Other	321	256
Net sales	$24,422	$19,675

A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.  The merchandise return reserve is presented on a gross basis, with a separate asset and liability included in the consolidated balance sheets. The balances and classification within the consolidated balance sheets for anticipated sales returns and the associated right of return assets are as follows:

(In millions)	Classification	April 30, 2021	May 1, 2020	January 29, 2021
Anticipated sales returns	Other current liabilities	$374	$352	$252
Right of return assets	Other current assets	240	226	164

Deferred revenue - retail and stored-value cards
Retail deferred revenue consists of amounts received for which customers have not yet taken possession of the merchandise or for which installation has not yet been completed. The majority of revenue for goods and services is recognized in the quarter following revenue deferral. Stored-value cards deferred revenue includes outstanding stored-value cards such as gift cards and returned merchandise credits that have not yet been redeemed. Deferred revenue for retail and stored-value cards are as follows:

(In millions)	April 30, 2021	May 1, 2020	January 29, 2021
Retail deferred revenue	$1,525	$774	$1,046
Stored-value cards deferred revenue	497	438	562
Deferred revenue	$2,022	$1,212	$1,608
Deferred revenue - extended protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	April 30, 2021	May 1, 2020	January 29, 2021
Deferred revenue - extended protection plans	$1,050	$915	$1,019

	Three Months Ended
(In millions)	April 30, 2021	May 1, 2020
Extended protection plan deferred revenue recognized into sales	$116	$107
Extended protection plan claim expenses	$54	$36

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	April 30, 2021		May 1, 2020
(In millions)	Net Sales	%	Net Sales	%
Home Décor [1]	$8,311	34%	$6,964	35%
Building Products [2]	7,904	32	5,959	30
Hardlines [3]	7,785	32	6,417	33
Other	422	2	335	2
Total	$24,422	100%	$19,675	100%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended
	April 30, 2021	May 1, 2020
United States	$22,932	$18,760
Canada	1,490	915
Net Sales	$24,422	$19,675

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program and are as follows:

(In millions)	April 30, 2021	May 1, 2020	January 29, 2021
Short-term restricted investments	$454	$201	$506
Long-term restricted investments	197	300	200
Total restricted investments	$651	$501	$706

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2021, May 1, 2020, and January 29, 2021:

		Fair Value Measurements at
(In millions)	Measurement Level	April 30, 2021	May 1, 2020	January 29, 2021
Assets:
Short-term investments:
Available-for-sale debt securities
U.S Treasury securities	Level 1	$190	$133	$223
Corporate debt securities	Level 2	148	28	47
Money market funds	Level 1	86	33	109
Agency securities	Level 2	30	7	30
Commercial paper	Level 2	—	—	97
Total short-term investments		$454	$201	$506
Other current assets:
Derivative instruments
Forward interest rate swaps	Level 2	$22	$—	$—
Total other current assets		$22	$—	$—
Long-term investments:
Available-for-sale debt securities
U.S. Treasury securities	Level 1	$128	$214	$129
Corporate debt securities	Level 2	50	56	58
Municipal obligations	Level 2	13	—	13
Agency securities	Level 2	6	30	—
Total long-term investments		$197	$300	$200
Other assets:
Derivative instruments
Forward interest rate swaps	Level 2	$—	$—	$4
Total other assets		$—	$—	$4

Liabilities:
Other current liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$—	$15	$8
Total other current liabilities		$—	$15	$8
Other liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$—	$17	$—
Total other liabilities		$—	$17	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended April 30, 2021, and May 1, 2020, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	April 30, 2021		May 1, 2020		January 29, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$22,585	$24,774	$20,106	$23,209	$21,121	$24,349
Mortgage notes (Level 2)	5	5	5	5	5	5
Long-term debt (excluding finance lease obligations)	$22,590	$24,779	$20,111	$23,214	$21,126	$24,354

Note 5: Goodwill and Intangible Assets

Goodwill and intangible assets resulting from acquisitions are recorded within other assets on the consolidated balance sheets and are evaluated for impairment annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.

The carrying amount of goodwill as well as the gross carrying amount and accumulated amortization of intangible assets consist of the following:

	April 30, 2021		May 1, 2020		January 29, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$311	$—	$311	$—	$311	$—

Definite-lived intangible assets:
Customer-related	$348	$(76)	$362	$(84)	$372	$(99)
Trademarks and trade names	270	(124)	245	(77)	264	(119)
Other	2	(1)	12	(11)	12	(11)
Total definite-lived intangible assets	$620	$(201)	$619	$(172)	$648	$(229)

Indefinite-lived intangible assets:
Trademark [1]	134	—	—	—	—	—
Total intangible assets	$754	$(201)	$619	$(172)	$648	$(229)
1 In April 2021, the Company acquired the STAINMASTER® brand for total consideration of $134 million, which was determined to have an indefinite life.

Note 6: Short-Term Borrowings -
Commercial Paper Program
The $1.02 billion five-year unsecured revolving credit agreement entered into in March 2020 (2020 Credit Agreement) and the $1.98 billion five-year unsecured second amended and restated credit agreement (Second Amended and Restated Credit Agreement) entered into in September 2018 support the Company’s commercial paper program.  The amounts available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of April 30, 2021, January 29, 2021, and May 1, 2020, there were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement was $3.0 billion as of April 30, 2021.
Other Short-Term Borrowings
In April 2021, the Company entered into a $1.0 billion unsecured 364-day term loan facility (2021 Term Loan), which has a maturity date of April 21, 2022. Borrowings under the 2021 Term Loan will bear interest, at the Company’s option, calculated according to a base rate or a Eurodollar rate, as the case may be, plus an applicable rate. The 2021 Term Loan contains customary representations, warranties and covenants for a transaction of this type. The Company was in compliance with those covenants at April 30, 2021. There were no outstanding borrowings under the 2021 Term Loan as of April 30, 2021.

Note 7: Long-Term Debt - On March 31, 2021, the Company issued $2.0 billion of unsecured fixed rate notes (2021 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$1,500	April 2031	2.625%	$7
$500	April 2051	3.500%	$5

Interest on the 2021 Notes is payable semiannually in arrears in April and October of each year until maturity.

The indentures governing the 2021 Notes contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indentures governing the 2021 Notes do not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

Note 8: Derivative Instruments - The Company utilizes derivative financial instruments to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company held forward interest rate swap agreements with notional amounts as follows:

(In millions)	April 30, 2021	May 1, 2020	January 29, 2021
Forward interest rate swap agreement notional amounts	$375	$638	$638

See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to forward interest rate swap agreements are included within operating activities in the accompanying consolidated statements of cash flows.

The Company accounts for these contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income/(loss), net of tax effects, in the consolidated statements of comprehensive income and is recognized in earnings when the underlying hedged transaction impacts the consolidated statements of earnings. A summary of the gain/(loss) on forward interest rate swap derivatives designated as cash flow hedges recorded in other comprehensive income/(loss) and earnings for the three months ended April 30, 2021, and May 1, 2020, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended
	April 30, 2021	May 1, 2020
Other comprehensive income/(loss)
Cash flow hedges – net of tax (expense)/benefit of ($9) million and $34 million, respectively	$27	$(104)
Net earnings
Interest – net	$3	$1

Note 9: Shareholders’ Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are retired and returned to authorized and unissued status. As of April 30, 2021, the Company had $16.7 billion remaining in its share repurchase program.

In February 2021, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $2.0 billion of the Company’s common stock. The terms of the ASR agreement entered into during the quarter are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2021	Q1 2021	$2,000	10.7	0.2	10.9

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

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended
	April 30, 2021
(In millions)	Shares	Cost
Open market share repurchases	5.6	$1,000

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three months ended April 30, 2021, and May 1, 2020, were as follows:

	Three Months Ended
	April 30, 2021		May 1, 2020
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	16.5	$3,000	9.5	$940
Shares withheld from employees	0.3	67	0.1	7
Total share repurchases	16.8	$3,067	9.6	$947
1 Reductions of $2.9 billion and $927 million were recorded to retained earnings, after capital in excess of par value was depleted, for the three months ended April 30, 2021 and May 1, 2020, respectively.

Note 10: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three months ended April 30, 2021, and May 1, 2020:

	Three Months Ended
(In millions, except per share data)	April 30, 2021	May 1, 2020
Basic earnings per common share:
Net earnings	$2,321	$1,337
Less: Net earnings allocable to participating securities	(9)	(4)
Net earnings allocable to common shares, basic	$2,312	$1,333
Weighted-average common shares outstanding	718	755
Basic earnings per common share	$3.22	$1.76
Diluted earnings per common share:
Net earnings	$2,321	$1,337
Less: Net earnings allocable to participating securities	(9)	(4)
Net earnings allocable to common shares, diluted	$2,312	$1,333
Weighted-average common shares outstanding	718	755
Dilutive effect of non-participating share-based awards	2	1
Weighted-average common shares, as adjusted	720	756
Diluted earnings per common share	$3.21	$1.76

Anti-dilutive securities excluded from diluted weighted-average common shares	0.4	1.0

Note 11: Income Taxes - The Company’s effective income tax rates were 23.5% and 25.1% for the three months ended April 30, 2021 and May 1, 2020, respectively. The decrease in the effective tax rate for the three months ended April 30, 2021, is primarily due to excess tax benefits associated with vesting and exercises of share based compensation.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	April 30, 2021	May 1, 2020
Long-term debt	$200	$187
Lease obligations	8	8
Short-term borrowings	—	10
Interest income	(3)	(5)
Other	6	5
Interest – net	$211	$205

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	April 30, 2021	May 1, 2020
Cash paid for interest, net of amount capitalized	$219	$345
Cash paid for income taxes – net	$115	$9
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$14	$34
Leased assets obtained in exchange for new operating lease liabilities [1]	$155	$153
Cash dividends declared but not paid	$430	$416
1 Excludes $584 million of leases signed but not yet commenced as of April 30, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of April 30, 2021 and May 1, 2020, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal three-month periods ended April 30, 2021 and May 1, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 29, 2021, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 22, 2021, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842). In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 27, 2021

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended April 30, 2021, and May 1, 2020. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2020. This discussion and analysis is presented in six sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Performance Overview

Net sales in the first quarter of 2021 increased 24.1% to $24.4 billion compared to net sales of $19.7 billion in the first quarter of 2020. The increase in total sales was primarily driven by an increase in comparable sales. Net earnings in the first quarter of 2021 were $2.3 billion, which represents an increase of 73.6% compared to net earnings of $1.3 billion in the first quarter of 2020. Diluted earnings per common share increased 82.1% in the first quarter of 2021 to $3.21 from $1.76 in the first quarter of 2020. Excluding the impact of the Canada restructuring in the first quarter of 2020, diluted earnings per common share increased 81.4% to $3.21 in the first quarter of 2021 from adjusted diluted earnings per common share of $1.77 in the first quarter of 2020 (see the discussion of non-GAAP financial measures).

For the first three months of 2021, cash flows from operating activities were approximately $4.5 billion, while $461 million was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we repurchased $3.0 billion shares of common stock and paid $440 million in dividends during the three months ended April 30, 2021.

During the first quarter of 2021, comparable sales increased by 25.9% with all U.S. regions generating positive comparable sales of more than 18% and growth in our Canadian operations that outpaced the U.S. We experienced consistent broad-based demand from both Do-It-Yourself (DIY) and Pro customers throughout the quarter in-store and online with 13 of 15 product categories generating positive comparable sales of more than 15%.

At the end of fiscal 2020, we launched our Total Home strategy aimed at accelerating market share gains with a focus on the Pro customer, expanding our online business, modernizing installation services, improving localization, and elevating our product assortment. During the first quarter of 2021, we continued to gain momentum with the Pro customer through our improved in-stock inventory levels, our enhanced service offering, and our new Pro Loyalty program. Our new Pro customer relationship management tool, as well as the redesigned store layout that aligns product adjacencies, has enabled us to more effectively serve their needs for their entire project, across all their jobs. We also introduced new convenience products at the checkout, and services such as dedicated Pro customer trailer parking to help add value to every trip the Pro customer makes away from their job site.

We continued to enhance the online customer experience with improved search and navigation functionality that allows customers to easily shop for products across categories. In addition, we continued to see a strong download rate of our mobile application as we build customer loyalty through a great mobile experience.

As a result of our merchandising excellence initiative, we delivered improvement in our product margins with disciplined vendor cost management, improved and enhanced pricing systems, and our transition to an Everyday Competitive Price strategy. Our operating margin also reflects the progress made on our Perpetual Productivity Improvement (PPI) initiative. PPI allows us to leverage store payroll by using technology to reduce tasking hours, improve customer service, and increase sales productivity. We are also leveraging an improved Freight Flow Application, creating a fully digital process that gives our associates better line of sight to when products will arrive at our stores. In addition, we launched secure mobile checkout, which we are using to improve the speed of service in high traffic areas inside the store and on the exterior of the store in areas such as outside Lawn & Garden and under the Pro Canopy. In the first quarter, we also completed the rollout of our buy online pickup in store (BOPIS) lockers in the U.S., which allows us to expand our omnichannel capabilities, further improve customer satisfaction, and limit congestion at our service desk.

COVID-19 Response

As we enter the second year of the COVID-19 pandemic, we remain focused on protecting the health and safety of our associates and communities. As part of our commitment, we incurred $59 million of additional COVID-related expense in the first quarter, which included contributions to nonprofit organizations in India that are working to respond to the aggressive resurgence of COVID-19.

Looking Forward

Our first quarter performance gives us confidence that we are making the right investments to accelerate our market share gains through our Total Home strategy by enhancing our investments in the Pro customer, online, installation services, localization, and elevated product assortment. These initiatives allow us to drive sustainable growth as we deliver a Total Home solution for our Pro and DIY customers.

We are encouraged by our strong performance in the first quarter, and we remain confident in our ability to outpace market growth, driving both market share gains and operating efficiency. In addition, our enhanced technology infrastructure and improved operating capabilities make us more agile and able to respond quickly to potential changes in the business environment.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	April 30, 2021	May 1, 2020	2021 vs. 2020	2021 vs. 2020
Net sales	100.00%	100.00%	N/A	24.1%
Gross margin	33.29	33.10	19	24.8
Expenses:
Selling, general and administrative	18.40	21.32	(292)	7.1
Depreciation and amortization	1.60	1.66	(6)	19.9
Operating income	13.29	10.12	317	63.0
Interest – net	0.87	1.04	(17)	3.2
Pre-tax earnings	12.42	9.08	334	69.8
Income tax provision	2.92	2.28	64	58.7
Net earnings	9.50%	6.80%	270	73.6%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended
Other Metrics	April 30, 2021	May 1, 2020
Comparable sales increase [1]	25.9%	11.2%
Total customer transactions (in millions)	261	233
Average ticket [2]	$93.74	$84.38
At end of period:
Number of stores	1,972	1,970
Sales floor square feet (in millions)	208	208
Average store size selling square feet (in thousands) [3]	105	106
Net earnings to average debt and equity [4]	24.3%	17.2%
Return on invested capital [4]	29.9%	19.7%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which positively impacted first quarter fiscal 2021 and first quarter fiscal 2020 comparable sales by approximately 310 basis points and 430 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.
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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of a discrete item, further described below, not contemplated in the Company’s business outlook for the first quarter of fiscal 2020. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

Fiscal 2020 Impacts
•Beginning in the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and in the fourth quarter of fiscal 2019, the Company announced additional actions to improve future performance and profitability of its Canadian operations. As a result of this review and related actions, during the first quarter of 2020, the Company recognized $9 million of pre-tax operating costs related to severance and other costs (Canada restructuring).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	May 1, 2020
	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$1.76
Non-GAAP adjustments – per share impacts
Canada restructuring	0.01	—	0.01
Adjusted diluted earnings per share			$1.77

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

	For the Periods Ended
(In millions, except percentage data)	April 30, 2021	May 1, 2020
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,819	$4,572
Plus:
Interest expense – net	855	733
Loss on extinguishment of debt	1,060	—
Operating lease interest	168	189
Provision for income taxes	2,167	1,583
Lease adjusted net operating profit	11,069	7,077
Less:
Income tax adjustment [1]	2,670	1,820
Lease adjusted net operating profit after tax	$8,399	$5,257

Denominator
Average debt and equity [2]	$28,053	$26,645
Net earnings to average debt and equity	24.3%	17.2%
Return on invested capital	29.9%	19.7%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.1% and 25.7% for the periods ended April 30, 2021, and May 1, 2020, respectively.
2    Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Results of Operations

Net Sales – Net sales in the first quarter of 2021 increased 24.1% to $24.4 billion. The increase in total sales was primarily driven by comparable sales growth. Comparable sales increased 25.9% over the same period, driven by a 14.1% increase in comparable average ticket and a 11.8% increase in comparable customer transactions.

During the first quarter of 2021, we experienced comparable sales increases in 14 of 15 product categories with broad-based strength in performance across both DIY and Pro customers. Comparable sales were above the Company average in Lumber, Electrical, Seasonal & Outdoor Living, Kitchens & Bath, Décor, and Millwork. Lumber experienced strong unit demand from Pro customers along with inflation. Growth in Electrical was also driven by inflation as well as demand from the repair and remodel market. Seasonal & Outdoor Living benefited from demand in patio and grills as homeowners prepared for the arrival of spring. In support of our Total Home strategy, we drove engagement with customers in Kitchens & Bath as homeowners continue to enhance their living spaces. Within Décor, we saw strong performance as a result of elevated product assortments we launched this quarter that spanned a broad array of product categories. We experienced low single-digit negative comparable sales in Paint due to cycling prior year demand at the onset of the COVID-19 pandemic. Geographically, all 15 U.S. regions experienced positive comparable sales in excess of 18%, and sales for our Canadian operations outpaced our U.S. regions.

Gross Margin – For the first quarter of 2021, gross margin as a percentage of sales increased 19 basis points. The gross margin increase for the quarter is driven by approximately 165 basis points of total rate improvement, driven by continued improvements in managing product costs and disciplined pricing strategies. This favorable impact was partially offset by 90 basis points of pressure from product mix shifts, 20 basis points of deleverage from supply chain costs, 20 basis points of deleverage from lower credit revenue, and 15 basis points of deleverage from inventory shrink.

SG&A – For the first quarter of 2021, SG&A expense leveraged 292 basis points as a percentage of sales compared to the first quarter of 2020. This is primarily driven by approximately 140 basis points of leverage due to lower COVID-19 related expenses, 100 basis points of leverage in retail operating salaries due to increased sales and improved operating efficiencies, and 35 basis points of occupancy leverage due to higher sales volume compared to fixed occupancy costs.

Depreciation and Amortization – Depreciation and amortization leveraged six basis points as a percentage of sales for the first quarter of 2021 compared to the prior year primarily due to an increase in sales during the period. Property, less accumulated depreciation, increased to $19.1 billion at April 30, 2021, compared to $18.6 billion at May 1, 2020.

Interest – Net – Interest expense for the first quarter of 2021 leveraged 17 basis points primarily as a result of increased sales during the period, partially offset by interest expense related to the issuance of $4.0 billion unsecured notes in March 2020 and $4.0 billion unsecured notes in October 2020.

Income Tax Provision – Our effective income tax rates were 23.5% and 25.1% for the three months ended April 30, 2021, and May 1, 2020, respectively. The decrease in the effective tax rate for the quarter was impacted by excess tax benefits associated with vesting and exercises of share-based compensation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Continued customer demand and operating performance during the quarter drove consistent cash flows from operations compared to the prior year. These strong cash flows from operations, supplemented with our short-term and long-term borrowings, have been sufficient to fund our operations while allowing us to make strategic investments in our omnichannel capabilities to support long-term growth and return excess cash to shareholders in the form of dividends and share repurchases. As of April 30, 2021, we held $6.7 billion of cash and cash equivalents, as well as $3.0 billion in undrawn capacity on our revolving credit facilities and a $1.0 billion term loan that has not been drawn as of the end of the quarter.

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	April 30, 2021	May 1, 2020
Net cash provided by operating activities	$4,492	$4,450

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the three months ended April 30, 2021, versus the three months ended May 1, 2020, was driven primarily by higher net earnings, offset by changes in working capital. Accounts payable increased for the first three months of 2021 by $3.1 billion, compared to an increase for the first three months of 2020 of $3.2 billion. The increase in accounts payable in the current year is driven by high sustained inventory purchase volume. Deferred revenues increased operating cash flow for the first three months of 2021 by $442 million compared to an increase of $13 million for the first three months of

2020. The increase in deferred revenue in the current year is driven by an increase in sales volume and shifts in timing of fulfillment. Other operating liabilities increased $421 million for the first three months of 2021 compared to an increase of $703 million in the first three months of 2020. The increase in other operating liabilities in the current year is driven by increased income taxes payable related to higher sales in the current year. Inventory decreased operating cash flow for the first three months of 2021 by approximately $2.1 billion, compared to a decrease of approximately $1.2 billion for the first three months of 2020, primarily due to higher inventory purchases to meet elevated customer demand in 2021.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	April 30, 2021	May 1, 2020
Net cash used in investing activities	$(477)	$(288)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the three months ended April 30, 2021, and May 1, 2020:

	Three Months Ended
(In millions)	April 30, 2021	May 1, 2020
Existing store investments [1]	$365	$266
Strategic initiatives [2]	58	40
New stores, new corporate facilities and international [3]	38	22
Total capital expenditures	$461	$328
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

Our 2021 outlook for capital expenditures is approximately $2.0 billion.

Cash Flows Used in Financing Activities

	Three Months Ended
(In millions)	April 30, 2021	May 1, 2020
Net cash (used in) provided by financing activities	$(2,020)	$1,092

Net cash used in or provided by financing activities primarily consists of transactions related to our long-term debt, short-term borrowings, share repurchases, and cash dividend payments.

Short-term Borrowing Facilities

In April 2021, we entered into a $1.0 billion unsecured 364-day term loan facility (2021 Term Loan), which has a maturity date of April 21, 2022. There were no outstanding borrowings under the 2021 Term Loan as of April 30, 2021.

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement support our commercial paper program. The amount available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement as of April 30, 2021, and May 1, 2020. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement as of April 30, 2021, was $3.0 billion.

The following table includes additional information related to our short-term borrowings for the three months ended April 30, 2021, and May 1, 2020:

	Three Months Ended
(In millions, except for interest rate data)	April 30, 2021	May 1, 2020
Net change in commercial paper	$—	$(941)
Maximum commercial paper outstanding at any month-end	$400	$1,858
Short-term borrowings outstanding at quarter-end	$—	$1,000
Weighted-average interest rate of short-term borrowings outstanding	—%	1.86%

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at April 30, 2021.

Long-Term Debt

The following table includes additional information related to the Company’s long-term debt for the three months ended April 30, 2021, and May 1, 2020:

	Three Months Ended
(In millions)	April 30, 2021	May 1, 2020
Net proceeds from issuance of debt	$1,988	$3,961
Repayment of debt	$(543)	$(543)

During the three months ended April 30, 2021, we issued $2.0 billion of unsecured notes, to be used for general corporate purposes. During the three months ended April 30, 2021, we also paid $525 million to retire scheduled debts at maturity.

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the three months ended April 30, 2021, and May 1, 2020:

	Three Months Ended
(In millions, except per share data)	April 30, 2021	May 1, 2020
Total amount paid for share repurchases	$3,038	$966
Total number of shares repurchased	16.7	9.8
Average price paid per share	$182.20	$98.78

As of April 30, 2021, we had $16.7 billion remaining available under our share repurchase program with no expiration date.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $0.55 per share for the three months ended May 1, 2020, to $0.60 per share for the three months ended April 30, 2021.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 27, 2021, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

During the first quarter of 2021, we issued $2.0 billion of unsecured notes in the ordinary course of business to be used for general corporate purposes. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at April 30, 2021. The unsecured notes issued in the first quarter of fiscal year 2021 are further described in Note 7 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$22,788	$1,250	$518	$3,301	$17,719
Long-term debt (interest payments)	11,994	770	1,549	1,455	8,220
Total	$34,782	$2,020	$2,067	$4,756	$25,939

As of April 30, 2021, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal year 2020. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates related to our international operations, interest rates, and commodity prices. The Company’s market risks have not changed materially from that disclosed in the Annual Report for the fiscal year ended January 29, 2021.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of April 30, 2021, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended April 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 22, 2021.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the three months ended April 30, 2021:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 30, 2021 - February 26, 2021 [3]	12,893,549	$181.42	12,888,193	$17,346,197,655
February 27, 2021 - April 2, 2021	2,313,790	176.64	1,969,160	17,003,330,481
April 3, 2021 - April 30, 2021 [3]	1,613,601	197.72	1,612,588	16,717,612,296
As of April 30, 2021	16,820,940	$182.33	16,469,941	$16,717,612,296
1    The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2    On December 9, 2020, the Company announced that its Board of Directors authorized an additional $15.0 billion of share repurchases under the program, in addition to the $10.0 billion of share repurchases authorized by the Board of Directors and announced by the Company on December 12, 2018, with no expiration in each case.
3    In February 2021, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $2.0 billion to the financial institution and received an initial delivery of 10.7 million shares. In April, prior to the end of the first quarter, the Company finalized the transaction and received an additional 0.2 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 29, 2020.	8-K	001-07898	3.1	June 2, 2020

4.1	Eighteenth Supplemental Indenture, dated as of March 31, 2021, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee).	8-K	001-07898	4.2	March 31, 2021

4.2	364-day Term Loan Facility, dated as of April 22, 2021, by and between Lowe’s Companies, Inc. and Wells Fargo Bank, National Association.	8-K	001-07898	10.1	April 27, 2021

10.1	Offer Letter between Lowe’s Companies, Inc. and Dan C. Griggs, Jr. entered into on February 12, 2021.	10-K	001-07898	10.39	March 22, 2021

10.2	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement. ‡

10.3	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement. ‡

10.4	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement. ‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Eleventh Amendment to the Lowe’s 401(k) Plan, effective as of April 3, 2021 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772). ‡

101.INS	XBRL Instance Document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

May 27, 2021	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer