Form 10-Q
period 2021-07-30
LOWES COMPANIES INC
filed 2021-08-26
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/24/2021
Common Stock, $0.50 par value	692,432,690

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	July 30, 2021		July 31, 2020		July 30, 2021		July 31, 2020
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$27,570	100.00%	$27,302	100.00%	$51,993	100.00%	$46,977	100.00%
Cost of sales	18,258	66.22	17,998	65.92	34,551	66.45	31,161	66.33
Gross margin	9,312	33.78	9,304	34.08	17,442	33.55	15,816	33.67
Expenses:
Selling, general and administrative	4,693	17.02	5,020	18.39	9,187	17.67	9,215	19.62
Depreciation and amortization	409	1.49	327	1.20	800	1.54	653	1.39
Operating income	4,210	15.27	3,957	14.49	7,455	14.34	5,948	12.66
Interest – net	216	0.78	219	0.80	427	0.82	423	0.90
Pre-tax earnings	3,994	14.49	3,738	13.69	7,028	13.52	5,525	11.76
Income tax provision	976	3.54	910	3.33	1,688	3.25	1,360	2.89
Net earnings	$3,018	10.95%	$2,828	10.36%	$5,340	10.27%	$4,165	8.87%

Weighted average common shares outstanding – basic	705		752		711		754
Basic earnings per common share	$4.27		$3.74		$7.48		$5.50
Weighted average common shares outstanding – diluted	707		753		713		755
Diluted earnings per common share	$4.25		$3.74		$7.46		$5.50

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	July 30, 2021		July 31, 2020		July 30, 2021		July 31, 2020
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$3,018	10.95%	$2,828	10.36%	$5,340	10.27%	$4,165	8.87%
Foreign currency translation adjustments – net of tax	(44)	(0.17)	114	0.41	58	0.11	(45)	(0.10)
Cash flow hedges – net of tax	(9)	(0.03)	(5)	(0.02)	15	0.03	(108)	(0.23)
Other	(1)	—	(1)	—	(2)	—	4	0.01
Other comprehensive (loss)/income	(54)	(0.20)	108	0.39	71	0.14	(149)	(0.32)
Comprehensive income	$2,964	10.75%	$2,936	10.75%	$5,411	10.41%	$4,016	8.55%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	July 30, 2021	July 31, 2020	January 29, 2021
Assets
Current assets:
Cash and cash equivalents	$4,835	$11,641	$4,690
Short-term investments	1,420	1,085	506
Merchandise inventory – net	17,322	13,831	16,193
Other current assets	1,506	1,160	937
Total current assets	25,083	27,717	22,326
Property, less accumulated depreciation	19,031	18,734	19,155
Operating lease right-of-use assets	3,820	3,798	3,832
Long-term investments	225	326	200
Deferred income taxes – net	221	267	340
Other assets	1,024	921	882
Total assets	$49,404	$51,763	$46,735

Liabilities and shareholders' (deficit)/equity
Current liabilities:
Short-term borrowings	$1,000	$1,000	$—
Current maturities of long-term debt	1,344	609	1,112
Current operating lease liabilities	557	520	541
Accounts payable	12,011	12,916	10,884
Accrued compensation and employee benefits	1,331	1,139	1,350
Deferred revenue	2,041	1,715	1,608
Other current liabilities	3,380	3,471	3,235
Total current liabilities	21,664	21,370	18,730
Long-term debt, excluding current maturities	21,967	20,197	20,668
Noncurrent operating lease liabilities	3,841	3,859	3,890
Deferred revenue – extended protection plans	1,097	981	1,019
Other liabilities	1,010	1,000	991
Total liabilities	49,579	47,407	45,298

Shareholders' (deficit)/equity:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 699 million, 756 million, and 731 million shares, respectively	350	378	366
Capital in excess of par value	—	129	90
(Accumulated deficit)/retained earnings	(460)	4,134	1,117
Accumulated other comprehensive loss	(65)	(285)	(136)
Total shareholders' (deficit)/equity	(175)	4,356	1,437
Total liabilities and shareholders' (deficit)/equity	$49,404	$51,763	$46,735

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ (Deficit)/Equity (Unaudited)
In Millions

	Three Months Ended July 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance April 30, 2021	715	$358	$—	$98	$(11)	$445
Net earnings	—	—	—	3,018	—	3,018
Other comprehensive loss	—	—	—	—	(54)	(54)
Cash dividends declared, $0.80 per share	—	—	—	(563)	—	(563)
Share-based payment expense	—	—	63	—	—	63
Repurchases of common stock	(16)	(8)	(117)	(3,013)	—	(3,138)
Issuance of common stock under share-based payment plans	—	—	54	—	—	54
Balance July 30, 2021	699	$350	$—	$(460)	$(65)	$(175)

	Six Months Ended July 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	5,340	—	5,340
Other comprehensive income	—	—	—	—	71	71
Cash dividends declared, $1.40 per share	—	—	—	(993)	—	(993)
Share-based payment expense	—	—	113	—	—	113
Repurchase of common stock	(33)	(17)	(265)	(5,924)	—	(6,206)
Issuance of common stock under share-based payment plans	1	1	62	—	—	63
Balance July 30, 2021	699	$350	$—	$(460)	$(65)	$(175)

	Three Months Ended July 31, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance May 1, 2020	755	$377	$10	$1,722	$(393)	$1,716
Net earnings	—	—	—	2,828	—	2,828
Other comprehensive income	—	—	—	—	108	108
Cash dividends declared, $0.55 per share	—	—	—	(416)	—	(416)
Share-based payment expense	—	—	41	—	—	41
Issuance of common stock under share-based payment plans	1	1	78	—	—	79
Balance July 31, 2020	756	$378	$129	$4,134	$(285)	$4,356

	Six Months Ended July 31, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings	—	—	—	4,165	—	4,165
Other comprehensive loss	—	—	—	—	(149)	(149)
Cash dividends declared, $1.10 per share	—	—	—	(831)	—	(831)
Share-based payment expense	—	—	64	—	—	64
Repurchases of common stock	(10)	(5)	(15)	(927)	—	(947)
Issuance of common stock under share-based payment plans	3	2	80	—	—	82
Balance July 31, 2020	756	$378	$129	$4,134	$(285)	$4,356
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 30, 2021	July 31, 2020
Cash flows from operating activities:
Net earnings	$5,340	$4,165
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	907	747
Noncash lease expense	252	234
Deferred income taxes	110	(14)
Loss on property and other assets – net	1	80
Share-based payment expense	115	64
Changes in operating assets and liabilities:
Merchandise inventory – net	(1,096)	(674)
Other operating assets	(203)	66
Accounts payable	1,115	5,259
Deferred revenue	511	583
Other operating liabilities	(139)	1,242
Net cash provided by operating activities	6,913	11,752

Cash flows from investing activities:
Purchases of investments	(1,635)	(1,132)
Proceeds from sale/maturity of investments	692	260
Capital expenditures	(846)	(710)
Proceeds from sale of property and other long-term assets	78	46
Other – net	(134)	(24)
Net cash used in investing activities	(1,845)	(1,560)

Cash flows from financing activities:
Net change in commercial paper	—	(941)
Net proceeds from issuance of debt	2,988	3,961
Repayment of debt	(568)	(568)
Proceeds from issuance of common stock under share-based payment plans	63	83
Cash dividend payments	(870)	(836)
Repurchases of common stock	(6,174)	(966)
Other – net	(366)	(4)
Net cash (used in) provided by financing activities	(4,927)	729

Effect of exchange rate changes on cash	4	4

Net increase in cash and cash equivalents	145	10,925
Cash and cash equivalents, beginning of period	4,690	716
Cash and cash equivalents, end of period	$4,835	$11,641

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the financial position as of July 30, 2021, and July 31, 2020, and the results of operations, comprehensive income, and shareholders’ (deficit)/equity for the three and six months ended July 30, 2021, and July 31, 2020, and cash flows for the six months ended July 30, 2021, and July 31, 2020. The January 29, 2021 consolidated balance sheet was derived from the audited financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, including the reclassification of excess property from other assets to property, less accumulated depreciation on the consolidated balance sheet as of July 31, 2020, and the separate disclosure of changes in deferred revenue within operating activities on the consolidated statement of cash flows for the six months ended July 31, 2020.

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Products	$26,365	$26,359	$49,887	$45,380
Services	629	508	1,209	907
Other	576	435	897	690
Net sales	$27,570	$27,302	$51,993	$46,977

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

(In millions)	Classification	July 30, 2021	July 31, 2020	January 29, 2021
Anticipated sales returns	Other current liabilities	$303	$272	$252
Right of return assets	Other current assets	194	173	164

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

(In millions)	July 30, 2021	July 31, 2020	January 29, 2021
Retail deferred revenue	$1,538	$1,282	$1,046
Stored-value cards deferred revenue	503	433	562
Deferred revenue	$2,041	$1,715	$1,608

Deferred revenue - extended protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	July 30, 2021	July 31, 2020	January 29, 2021
Deferred revenue - extended protection plans	$1,097	$981	$1,019

	Three Months Ended		Six Months Ended
(In millions)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Extended protection plan deferred revenue recognized into sales	$120	$101	$237	$208
Extended protection plan claim expenses	44	42	97	78

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Six Months Ended
	July 30, 2021		July 31, 2020		July 30, 2021		July 31, 2020
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor [1]	$9,163	33.2%	$8,714	31.9%	$17,473	33.6%	$15,678	33.4%
Hardlines [2]	9,083	33.0	10,066	36.9	16,868	32.5%	16,483	35.1%
Building Products [3]	8,638	31.3	7,993	29.3	16,543	31.8%	13,952	29.7%
Other	686	2.5	529	1.9	1,109	2.1%	864	1.8%
Total	$27,570	100.0%	$27,302	100.0%	$51,993	100.0%	$46,977	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools
3    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
United States	$25,655	$25,561	$48,587	$44,321
Canada	1,915	1,741	3,406	2,656
Net Sales	$27,570	$27,302	$51,993	$46,977

Note 3: Investments

Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss. Net unrealized gains on available-for-sale debt securities as of July 30, 2021, July 31, 2020, and January 29, 2021, were not material. Refer to Note 4 for the fair value of the Company’s available-for-sale debt securities by investment type.

Held to maturity securities are U.S. Treasury bills which the Company has the ability and intent to hold until maturity and are stated at amortized cost. Gross unrecognized holding gains and losses on the Company’s held-to-maturity securities were not material for the period ended July 31, 2020.

The Company’s investments are as follows:

(In millions)	July 30, 2021	July 31, 2020	January 29, 2021
Short-term investments:
Available-for-sale debt securities	$1,420	$435	$506
Held-to-maturity securities	—	650	—
Total short-term investments	$1,420	$1,085	$506
Long-term investments:
Available-for-sale debt securities	$225	$326	$200
Total long-term investments	$225	$326	$200

Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Company’s extended protection plan program and are as follows:

(In millions)	July 30, 2021	July 31, 2020	January 29, 2021
Short-term restricted investments	$520	$260	$506
Long-term restricted investments	225	326	200
Total restricted investments	$745	$586	$706

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 30, 2021, July 31, 2020, and January 29, 2021:

		Fair Value Measurements at
(In millions)	Measurement Level	July 30, 2021	July 31, 2020	January 29, 2021
Assets:
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	Level 1	$959	$175	$—
U.S Treasury securities	Level 1	139	104	223
Money market funds	Level 1	131	98	109
Commercial paper	Level 2	117	—	97
Corporate debt securities	Level 2	50	35	47
Agency securities	Level 2	14	23	30
Foreign government debt securities	Level 2	10	—	—
Total short-term investments		$1,420	$435	$506
Long-term investments:
Available-for-sale debt securities
U.S. Treasury securities	Level 1	$148	$250	$129
Corporate debt securities	Level 2	49	61	58
Foreign government debt securities	Level 2	15	—	—
Municipal obligations	Level 2	13	—	13
Agency securities	Level 2	—	15	—
Total long-term investments		$225	$326	$200
Other assets:
Derivative instruments
Fixed-to-floating interest rate swaps	Level 2	$3	$—	$—
Forward interest rate swaps	Level 2	2	—	4
Total other assets		$5	$—	$4

Liabilities:
Other current liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$3	$20	$8
Total other current liabilities		$3	$20	$8
Other liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$—	$21	$—
Total other liabilities		$—	$21	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended July 30, 2021, and July 31, 2020, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, held-to-maturity securities, short-term borrowings, accounts payable, and long-term debt and are reflected in the financial statements at cost. As further described in Note 8, certain long-term debt is associated with a fair value hedge and reflected in the financial statements at fair value. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	July 30, 2021		July 31, 2020		January 29, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$22,592	$25,705	$20,109	$24,998	$21,121	$24,349
Mortgage notes (Level 2)	5	5	5	5	5	5
Long-term debt (excluding finance lease obligations)	$22,597	$25,710	$20,114	$25,003	$21,126	$24,354

Note 5: Goodwill and Intangible Assets - Goodwill and intangible assets resulting from acquisitions are recorded within other assets on the consolidated balance sheets and are evaluated for impairment annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.

The carrying amount of goodwill as well as the gross carrying amount and accumulated amortization of intangible assets consist of the following:

	July 30, 2021		July 31, 2020		January 29, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$311	$—	$311	$—	$311	$—

Definite-lived intangible assets:
Customer-related [1]	$347	$(80)	$367	$(89)	$372	$(99)
Trademarks and trade names [1]	267	(126)	254	(82)	264	(119)
Other	1	(1)	12	(12)	12	(11)
Total definite-lived intangible assets	$615	$(207)	$633	$(183)	$648	$(229)

Indefinite-lived intangible assets:
Trademark [2]	$134	$—	$—	$—	$—	$—
Total intangible assets	$749	$(207)	$633	$(183)	$648	$(229)
1 Certain definite-lived intangible assets are denominated in a foreign currency and subject to translation.
2 In April 2021, the Company acquired the STAINMASTER® brand for total consideration of $134 million, which was determined to have an indefinite life.

Note 6: Short-Term Borrowings -
Commercial Paper Program
The $1.02 billion five-year unsecured revolving credit agreement entered into in March 2020 (2020 Credit Agreement) and the $1.98 billion five-year unsecured second amended and restated credit agreement (Second Amended and Restated Credit Agreement) entered into in September 2018 support the Company’s commercial paper program.  The amounts available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of July 30, 2021, July 31, 2020, and January 29, 2021, there were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement was $3.0 billion as of July 30, 2021.
Other Short-Term Borrowings
In April 2021, the Company entered into a $1.0 billion unsecured 364-day term loan facility (2021 Term Loan), which has a maturity date of April 21, 2022. There was $1.0 billion in outstanding borrowings under the 2021 Term Loan as of July 30, 2021, with an interest rate of 0.79%.

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

Note 8: Derivative Instruments - The Company utilizes forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company also utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	July 30, 2021	July 31, 2020	January 29, 2021
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$1,975	$638	$638
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$450	$—	$—

See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

The Company accounts for the forward interest rate swap contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive (loss)/income, net of tax effects, in the consolidated statements of comprehensive income and is recognized in earnings when the underlying hedged transaction impacts the consolidated statements of earnings. A summary of the gain/(loss) on forward interest rate swap derivatives designated as cash flow hedges recorded in other comprehensive (loss)/income and earnings for the three and six months ended July 30, 2021, and July 31, 2020, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Other comprehensive (loss)/income
Cash flow hedges – net of tax benefit/(expense) of $5 million, $1 million, $(4) million, and $35 million, respectively	$(16)	$(3)	$12	$(107)
Net earnings
Interest – net	$3	$3	$5	$4
The Company accounts for the fixed-to-floating interest rate swap agreements as fair value hedges using the shortcut method of accounting under which the hedges are assumed to be perfectly effective. Thus, the change in fair value of the derivative instruments offsets the change in fair value on the hedged debt, and there is no net impact in the consolidated statements of earnings from the fair value of the derivatives.

Note 9: Shareholders’ (Deficit)/Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. As of July 30, 2021, the Company had $13.6 billion remaining in its share repurchase program.

In February 2021, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $2.0 billion of the Company’s common stock. In addition, in May 2021, the Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase $2.1 billion of the Company’s common stock. The terms of the ASR agreements entered into during the six months ended July 30, 2021, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Minimum Notional Amount[1]	Maximum Notional Amount[1]	Cash Payment Received at Settlement[1]	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2021	Q1 2021	$2,000	$—	$—	$—	10.7	0.2	10.9
Q2 2021	Q2 2021	$2,132	1,750	2,500	368	7.2	4.0	11.2
1 The Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase between a minimum notional amount and a maximum notional amount. At inception of each transaction, the Company paid the maximum notional amount and received shares. The Company finalized the transaction and received additional shares prior to the end of the second quarter. The Company reflected the difference in the prepayment amount (maximum notional amount) and the final notional amount of $368 million as a receivable in other current assets in the consolidated balance sheet as of July 30, 2021, and other financing – net in the consolidated statement of cash flows for the six months ended July 30, 2021. The balance was received in cash from the third-party financial institution subsequent to the end of the second quarter.

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended		Six Months Ended
	July 30, 2021		July 30, 2021
(In millions)	Shares	Cost	Shares	Cost
Open market share repurchases	5.2	$1,000	10.7	$2,000

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Shares repurchased for the three and six months ended July 30, 2021, and July 31, 2020, were as follows:

	Three Months Ended
	July 30, 2021		July 31, 2020
(In millions)	Shares	Cost [1]	Shares	Cost
Share repurchase program	16.4	$3,132	—	$—
Shares withheld from employees	—	7	—	—
Total share repurchases	16.4	$3,139	—	$—
1 Reduction of $3.0 billion was recorded to (accumulated deficit)/retained earnings, after capital in excess of par value was depleted, for the three months ended July 30, 2021.

	Six Months Ended
	July 30, 2021		July 31, 2020
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	32.8	$6,132	9.5	$940
Shares withheld from employees	0.4	74	0.1	7
Total share repurchases	33.2	$6,206	9.6	$947
1 Reductions of $5.9 billion and $927 million were recorded to (accumulated deficit)/retained earnings, after capital in excess of par value was depleted, for the six months ended July 30, 2021 and July 31, 2020, respectively.

Note 10: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and six months ended July 30, 2021, and July 31, 2020:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Basic earnings per common share:
Net earnings	$3,018	$2,828	$5,340	$4,165
Less: Net earnings allocable to participating securities	(11)	(12)	(22)	(16)
Net earnings allocable to common shares, basic	$3,007	$2,816	$5,318	$4,149
Weighted-average common shares outstanding	705	752	711	754
Basic earnings per common share	$4.27	$3.74	$7.48	$5.50
Diluted earnings per common share:
Net earnings	$3,018	$2,828	$5,340	$4,165
Less: Net earnings allocable to participating securities	(11)	(12)	(22)	(16)
Net earnings allocable to common shares, diluted	$3,007	$2,816	$5,318	$4,149
Weighted-average common shares outstanding	705	752	711	754
Dilutive effect of non-participating share-based awards	2	1	2	1
Weighted-average common shares, as adjusted	707	753	713	755
Diluted earnings per common share	$4.25	$3.74	$7.46	$5.50

Anti-dilutive securities excluded from diluted weighted-average common shares	0.3	0.0	0.3	0.7

Note 11: Income Taxes - The Company’s effective income tax rates were 24.4% and 24.0% for the three and six months ended July 30, 2021, respectively, and 24.4% and 24.6% for the three and six months ended July 31, 2020, respectively. The decrease in the effective tax rate for the six months ended July 30, 2021, is primarily due to excess tax benefits associated with vesting and exercises of share based compensation.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Long-term debt	$205	$211	$406	$398
Lease obligations	8	8	15	17
Short-term borrowings	1	2	1	12
Interest income	(3)	(8)	(7)	(12)
Interest capitalized	(1)	—	(1)	—
Interest on tax uncertainties	(1)	—	(1)	—
Other	7	6	14	8
Interest – net	$216	$219	$427	$423

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 30, 2021	July 31, 2020
Cash paid for interest, net of amount capitalized	$437	$369
Cash paid for income taxes – net	$1,546	$670
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$97	$53
Leased assets obtained in exchange for new operating lease liabilities [1]	$224	$193
Cash dividends declared but not paid	$563	$416
1 Excludes $587 million of leases signed but not yet commenced as of July 30, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 30, 2021 and July 31, 2020, the related consolidated statements of earnings, comprehensive income, shareholders’ (deficit)/equity, for the fiscal three-month and six-month periods ended July 30, 2021 and July 31, 2020, and cash flows for the fiscal six-month periods ended July 30, 2021 and July 31, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 26, 2021

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 30, 2021, and July 31, 2020. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2020. This discussion and analysis is presented in six sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Performance Overview

Net sales in the second quarter of 2021 increased 1.0% to $27.6 billion compared to net sales of $27.3 billion in the second quarter of 2020. The increase in total sales was primarily driven by an increase in average ticket of 13.8%, partially offset by a decline in customer transactions of 12.8%. Net earnings in the second quarter of 2021 were $3.0 billion, which represents an increase of 6.7% compared to net earnings of $2.8 billion in the second quarter of 2020. Diluted earnings per common share increased 13.8% in the second quarter of 2021 to $4.25 from $3.74 in the second quarter of 2020. Excluding the impact of the Canada restructuring in the second quarter of 2020, diluted earnings per common share increased 13.3% to $4.25 in the second quarter of 2021 from adjusted diluted earnings per common share of $3.75 in the second quarter of 2020 (see the discussion of non-GAAP financial measures).

For the first six months of 2021, cash flows from operating activities were approximately $6.9 billion, while $846 million was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we repurchased $3.1 billion of common stock and paid $430 million in dividends during the three months ended July 30, 2021.

During the second quarter of 2021, comparable sales declined by 1.6%. Five of 15 U.S. regions and seven of 15 product categories generated positive comparable sales during the quarter. During the quarter, there was a decline in Do-It-Yourself (DIY) demand compared to last year as customers transitioned back to pre-pandemic purchase patterns and increased weekend mobility after Memorial Day. In the prior year, DIY consumer mobility was limited, so many of our customers were tackling smaller projects around their homes. However, the execution of our Total Home strategy, which was launched at the end of 2020, allowed us to capitalize on Pro customer demand, resulting in 21% growth in Pro customer sales during the quarter compared to prior year.

This quarter we enhanced our omnichannel customer experience with the launch of our Virtual Kitchen Design. Additionally, as we continue to integrate the online and in-store shopping experience, we are launching “Visual Search”, which allows our customers to utilize the cameras on their smartphones to access expanded product offerings available on Lowes.com. Our dedicated in-store fulfillment teams continue to be an integral part of our omnichannel customer experience, as our customers utilize in-store pickup, curbside pickup, or our new buy online pickup in store (BOPIS) lockers to fulfill their shopping flexibility needs.

Our Perpetual Productivity Improvement (PPI) initiatives drove store payroll operating efficiency this quarter through operational process improvements that reduced the amount of time our associates spent on tasking activities so they could focus on serving customers. During 2021, we have also installed our Lowe’s-designed self-checkout solution in over 550 stores. This self-checkout option features a simplified user interface to drive higher customer adoption rates and incremental payroll leverage.

COVID-19 Response

We remain committed to the health and safety of our associates and customers, while supporting the communities in which we operate. With the surge of the Delta variant across the U.S. during the second quarter, we reinstated mask requirements for all of our associates, regardless of their vaccination status. During the quarter, we incurred $27 million of additional COVID-related expenses in support of our associates and store safety initiatives.

Looking Forward

Transforming and modernizing our supply chain has been a key focus for the Company the last few years. During the quarter, significant progress was made on our market-based delivery model for big and bulky product. In this new delivery model, products flow directly to customer homes from our distribution network, which will provide our customers with higher on-time delivery rates and improved customer satisfaction.

The pillars of our Total Home strategy include a focus on the Pro customer, online business expansion, modernization of our installation services, improving localization efforts, and elevating our product assortment, which together are designed to enhance customer engagement and grow market share. As part of this strategy, we continue to expand products available for installation and are leveraging our e-commerce platform to deliver a better customer experience. Although the business environment remains uncertain, we are confident that we will continue to drive market share gains and operating efficiency through the agility of our Total Home strategy.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 30, 2021	July 31, 2020	2021 vs. 2020	2021 vs. 2020
Net sales	100.00%	100.00%	N/A	1.0%
Gross margin	33.78	34.08	(30)	0.1
Expenses:
Selling, general and administrative	17.02	18.39	(137)	(6.5)
Depreciation and amortization	1.49	1.20	29	25.3
Operating income	15.27	14.49	78	6.4
Interest – net	0.78	0.80	(2)	(1.5)
Pre-tax earnings	14.49	13.69	80	6.8
Income tax provision	3.54	3.33	21	7.2
Net earnings	10.95%	10.36%	59	6.7%

	Six Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	July 30, 2021	July 31, 2020	2021 vs. 2020	2021 vs. 2020
Net sales	100.00%	100.00%	N/A	10.7%
Gross margin	33.55	33.67	(12)	10.3
Expenses:
Selling, general and administrative	17.67	19.62	(195)	(0.3)
Depreciation and amortization	1.54	1.39	15	22.6
Operating income	14.34	12.66	168	25.3
Interest – net	0.82	0.90	(8)	0.8
Pre-tax earnings	13.52	11.76	176	27.2
Income tax provision	3.25	2.89	36	24.2
Net earnings	10.27%	8.87%	140	28.2%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Six Months Ended
Other Metrics	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Comparable sales (decrease)/increase [1]	(1.6)%	34.2%	9.8%	23.6%
Total customer transactions (in millions)	287	330	548	563
Average ticket [2]	$95.97	$82.79	$94.91	$83.45
At end of period:
Number of stores	1,973	1,968
Sales floor square feet (in millions)	208	208
Average store size selling square feet (in thousands) [3]	105	106
Net earnings to average debt and equity [4]	23.7%	20.7%
Return on invested capital [4]	29.1%	23.3%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which positively impacted second quarter fiscal 2021 and fiscal 2020 comparable sales by approximately 70 basis points and 650 basis points, respectively, and year-to-date fiscal 2021 and fiscal 2020 comparable sales by approximately 170 basis points and 545 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 26-week periods.
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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of a discrete item, further described below, not contemplated in the Company’s business outlook for the second quarter of fiscal 2020. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rates for the respective periods.

Fiscal 2020 Impacts
•Beginning in the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and in the fourth quarter of fiscal 2019, the Company announced additional actions to improve future performance and profitability of its Canadian operations. As a result of this review and related actions, during the second quarter of 2020, the Company recognized $10 million of pre-tax operating costs related to remaining inventory write-downs and other closing costs (Canada restructuring).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	July 31, 2020
	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$3.74
Non-GAAP adjustments – per share impacts
Canada restructuring	0.01	—	0.01
Adjusted diluted earnings per share			$3.75

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

	For the Periods Ended
(In millions, except percentage data)	July 30, 2021	July 31, 2020
Calculation of Return on Invested Capital
Numerator
Net Earnings	$7,009	$5,724
Plus:
Interest expense – net	852	783
Loss on extinguishment of debt	1,060	—
Operating lease interest	165	182
Provision for income taxes	2,233	1,957
Lease adjusted net operating profit	11,319	8,646
Less:
Income tax adjustment [1]	2,735	2,203
Lease adjusted net operating profit after tax	$8,584	$6,443

Denominator
Average debt and equity [2]	$29,537	$27,637
Net earnings to average debt and equity	23.7%	20.7%
Return on invested capital	29.1%	23.3%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.2% and 25.5% for the periods ended July 30, 2021, and July 31, 2020, respectively.
2    Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Results of Operations

Net Sales – Net sales in the second quarter of 2021 increased 1.0% to $27.6 billion. Comparable sales decreased 1.6% over the same period, driven by a 12.9% decrease in comparable customer transactions partially offset by an 11.3% increase in comparable average ticket.

During the second quarter of 2021, we experienced comparable sales increases in seven of 15 product categories, including Electrical, Lumber, Kitchens & Bath, Flooring, Appliances, Décor, and Rough Plumbing. We delivered strong comparable sales in Electrical and Lumber due to strong unit demand from Pro customers, as well as unit price increases driven by inflation. Customers continue to appreciate our allen+roth® offerings, which led to strong sales in countertops, kitchen cabinets, and vanities within our Kitchens and Bath category. New product offerings drove strong sales in Flooring. Décor also delivered strong sales in the quarter as we leveraged our Total Home strategy to support customers with their home remodeling needs. We experienced the lowest comparable sales in Tools, Paint, and Hardware in the quarter due to cycling record prior year demand at the onset of the COVID-19 pandemic. Geographically, five of 15 U.S. regions experienced positive comparable sales, and comparable sales for our Canadian operations in local currency were in line with our U.S. comparable sales.

Net sales increased 10.7% to $52.0 billion for the first six months of 2021 compared to 2020. Comparable sales increased 9.8% over the same period, driven by a 12.5% increase in comparable average ticket, partially offset by a 2.7% decrease in comparable customer transactions.

Gross Margin – For the second quarter of 2021, gross margin as a percentage of sales decreased 30 basis points. The gross margin decrease for the quarter is driven by 35 basis points of deleverage from supply chain costs, 25 basis points of pressure from lumber product mix shifts, 20 basis points of deleverage from less favorable product mix in other categories, and 20 basis points of deleverage from inventory shrink and live goods damages from extreme weather conditions. These unfavorable impacts are partially offset by approximately 40 basis points of total rate improvement, driven by continued improvements in managing product costs and disciplined pricing strategies, and 30 basis points of leverage from higher credit revenue.

Gross margin as a percentage of sales decreased 12 basis points in the first six months of 2021 compared to 2020. Gross margin was negatively impacted by 60 basis points of product mix shifts, 30 basis points of deleverage from supply chain costs, and 20 basis points of deleverage from inventory shrink and damages. These unfavorable impacts are partially offset by approximately 85 basis points of total rate improvement driven by continued improvements in managing product costs and disciplined pricing strategies, and 10 basis points of leverage from higher credit revenue.

SG&A – For the second quarter of 2021, SG&A expense leveraged 137 basis points as a percentage of sales compared to the second quarter of 2020. This is primarily driven by approximately 145 basis points of leverage due to lower COVID-19 related expenses, including special payments to hourly front-line associates, emergency paid leave, charitable contributions, and cleaning costs. These were partially offset by approximately 20 basis points of deleverage related to higher employee healthcare costs.

SG&A expense as a percentage of sales leveraged 195 basis points in the first six months of 2021 compared to 2020. This was primarily driven by approximately 145 basis points of leverage due to lower COVID-19 related expenses and approximately 40 basis points of leverage in retail operating salaries due to increased sales and improved operating efficiencies as a result of our PPI initiative.

Depreciation and Amortization – Depreciation and amortization deleveraged 29 basis points as a percentage of sales for the second quarter of 2021 compared to the prior year primarily due to increased capital investment related to store environment and technology throughout 2020. Property, less accumulated depreciation, increased to $19.0 billion at July 30, 2021, compared to $18.7 billion at July 31, 2020.

Depreciation and amortization deleveraged 15 basis points as a percentage of sales for the first six months of 2021 compared to 2020 primarily due to the same factors that impacted depreciation and amortization for the second quarter.

Interest – Net – Interest expense for the second quarter of 2021 leveraged two basis points primarily as a result of lower interest costs from the October 2020 cash tender offers and the payoff of scheduled debts at maturity.

Interest expense for the first six months of 2021 leveraged eight basis points primarily due to the same factors that impacted interest expense for the second quarter as well as increased sales in the current year.

Income Tax Provision – Our effective income tax rates were 24.4% and 24.0% for the three and six months ended July 30, 2021, respectively, and were 24.4% and 24.6% for the three and six months ended July 31, 2020, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, supplemented with our short-term and long-term borrowings, remain sufficient to fund our operations while allowing us to make strategic investments to support long-term growth and return excess cash to shareholders in the form of dividends and share repurchases. As of July 30, 2021, we held $4.8 billion of cash and cash equivalents, as well as $3.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Six Months Ended
(In millions)	July 30, 2021	July 31, 2020
Net cash provided by operating activities	$6,913	$11,752

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the six months ended July 30, 2021, compared to the six months ended July 31, 2020, was driven primarily by changes in working capital, partially offset by higher net earnings. Accounts payable increased by $1.1 billion for the first six months of 2021, compared to an increase for the first six months of 2020 of $5.3 billion. The increase in accounts payable in the prior year was driven by a ramp up in inventory purchase volume for the first half to meet sustained customer demand at the beginning of the COVID-19 pandemic. In the current year, we have continued to experience sustained demand levels and maintained a higher level of inventory purchases and related accounts payable. Other operating liabilities decreased $139 million for the first six months of 2021 compared to an increase of $1.2 billion in the first six months of 2020. The decrease in other operating liabilities in the current year compared to the prior year is primarily driven by COVID-related accrued discretionary bonuses for employees in the prior year and the timing of estimated federal and state income tax payments.

Cash Flows Used in Investing Activities

	Six Months Ended
(In millions)	July 30, 2021	July 31, 2020
Net cash used in investing activities	$(1,845)	$(1,560)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and investments.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the six months ended July 30, 2021, and July 31, 2020:

	Six Months Ended
(In millions)	July 30, 2021	July 31, 2020
Core business investments [1]	$655	$587
Strategic initiatives [2]	114	78
New stores, new corporate facilities and international [3]	77	45
Total capital expenditures	$846	$710
1Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.
2Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term (excluding acquisitions).
3Represents expenditures primarily related to land purchases, buildings, and personal property for new store projects and new corporate facilities projects, as well as expenditures related to our international operations.

Our fiscal year 2021 outlook for capital expenditures is approximately $2.0 billion.

Cash Flows Used in or Provided by Financing Activities

	Six Months Ended
(In millions)	July 30, 2021	July 31, 2020
Net cash (used in) provided by financing activities	$(4,927)	$729

Net cash used in or provided by financing activities primarily consists of transactions related to our long-term debt, short-term borrowings, share repurchases, and cash dividend payments.

Total Debt

During the six months ended July 30, 2021, we issued $2.0 billion of unsecured notes, the proceeds of which are to be used for general corporate purposes. During the six months ended July 30, 2021, we also paid $525 million to retire scheduled debts at maturity.

In April 2021, we entered into a $1.0 billion unsecured 364-day term loan facility (2021 Term Loan), which has a maturity date of April 21, 2022. Outstanding borrowings under the 2021 Term Loan were $1.0 billion, with an interest rate of 0.79%, as of July 30, 2021.

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement support our commercial paper program. The amount available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement as of July 30, 2021, and July 31, 2020. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement as of July 30, 2021, was $3.0 billion.

The 2021 Term Loan, 2020 Credit Agreement and the Second Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at July 30, 2021.

The following table includes additional information related to our debt for the six months ended July 30, 2021, and July 31, 2020:

	Six Months Ended
(In millions, except for interest rate data)	July 30, 2021	July 31, 2020
Net proceeds from issuance of debt	$2,988	$3,961
Repayment of debt	$(568)	$(568)
Net change in commercial paper	$—	$(941)
Maximum commercial paper outstanding at any month-end	$400	$1,858
Short-term borrowings outstanding at quarter-end	$1,000	$1,000
Weighted-average interest rate of short-term borrowings outstanding	0.79%	1.42%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the six months ended July 30, 2021, and July 31, 2020:

	Six Months Ended
(In millions, except per share data)	July 30, 2021	July 31, 2020
Total amount paid for share repurchases	$6,174	$966
Total number of shares repurchased	33.1	9.8
Average price paid per share	$186.73	$98.78
During the quarter, the Company entered into and finalized a variable notional ASR agreement with a third-party financial institution to repurchase shares. The Company’s prepayment of the maximum notional amount of the variable notional ASR at the inception of the agreement resulted in a $368 million balance to be refunded to the Company subsequent to quarter end. This prepayment is reflected in other financing – net in the consolidated statements of cash flows as of the end of the second quarter.

As of July 30, 2021, we had $13.6 billion remaining available under our share repurchase program with no expiration date.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $1.10 per share for the six months ended July 31, 2020, to $1.40 per share for the six months ended July 30, 2021.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of August 26, 2021, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In March 2021, we issued $2.0 billion of unsecured notes in the ordinary course of business to be used for general corporate purposes. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at July 30, 2021. The unsecured notes issued in the first quarter of fiscal year 2021 are further described in Note 7 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$22,788	$1,250	$518	$3,301	$17,719
Long-term debt (interest payments)	11,981	814	1,549	1,455	8,163
Total	$34,769	$2,064	$2,067	$4,756	$25,882

As of July 30, 2021, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal year 2020. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 30, 2021, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the three months ended July 30, 2021:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
May 1, 2021 - May 28, 2021 [3]	8,846,056	$191.38	8,845,527	$14,268,152,105
May 29, 2021 - July 2, 2021	2,027,385	190.92	1,996,334	13,887,152,851
July 3, 2021 - July 30, 2021 [3]	5,534,538	191.35	5,530,090	13,585,565,726
As of July 30, 2021	16,407,979	$191.32	16,371,951	$13,585,565,726
1The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2On December 9, 2020, the Company announced that its Board of Directors authorized $15.0 billion of share repurchases under the program with no expiration.
3In May 2021, the Company entered into a variable notional Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase between $1.8 billion and $2.5 billion of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $2.5 billion to the financial institution and received an initial delivery of 7.2 million shares. In July, prior to the end of the second quarter, the Company finalized the transaction for $2.1 billion and received an additional 4.0 million shares. A $368 million cash payment from the financial institution, which is equal to the difference between the $2.5 billion payment made at inception and the final notional amount, was received after the end of the second quarter. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 29, 2020.	8-K	001-07898	3.1	June 2, 2020

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, as amended and restated May 28, 2021.‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

August 26, 2021	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

