Form 10-Q
period 2021-10-29
LOWES COMPANIES INC
filed 2021-11-24
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/22/2021
Common Stock, $0.50 par value	673,747,189

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	October 29, 2021		October 30, 2020		October 29, 2021		October 30, 2020
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$22,918	100.00%	$22,309	100.00%	$74,911	100.00%	$69,286	100.00%
Cost of sales	15,331	66.90	15,009	67.28	49,882	66.59	46,170	66.64
Gross margin	7,587	33.10	7,300	32.72	25,029	33.41	23,116	33.36
Expenses:
Selling, general and administrative	4,373	19.08	4,770	21.38	13,559	18.10	13,985	20.18
Depreciation and amortization	425	1.85	355	1.59	1,226	1.64	1,008	1.46
Operating income	2,789	12.17	2,175	9.75	10,244	13.67	8,123	11.72
Interest – net	223	0.97	221	0.99	650	0.86	644	0.93
Loss on extinguishment of debt	—	—	1,060	4.75	—	—	1,060	1.53
Pre-tax earnings	2,566	11.20	894	4.01	9,594	12.81	6,419	9.26
Income tax provision	670	2.93	202	0.91	2,359	3.15	1,562	2.25
Net earnings	$1,896	8.27%	$692	3.10%	$7,235	9.66%	$4,857	7.01%

Weighted average common shares outstanding – basic	690		752		704		753
Basic earnings per common share	$2.74		$0.92		$10.23		$6.42
Weighted average common shares outstanding – diluted	692		754		706		754
Diluted earnings per common share	$2.73		$0.91		$10.21		$6.41

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	October 29, 2021		October 30, 2020		October 29, 2021		October 30, 2020
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,896	8.27%	$692	3.10%	$7,235	9.66%	$4,857	7.01%
Foreign currency translation adjustments – net of tax	19	0.08	18	0.08	78	0.10	(27)	(0.04)
Cash flow hedges – net of tax	41	0.18	24	0.11	56	0.07	(84)	(0.12)
Other	(1)	—	(2)	(0.01)	(4)	—	2	—
Other comprehensive income/(loss)	59	0.26	40	0.18	130	0.17	(109)	(0.16)
Comprehensive income	$1,955	8.53%	$732	3.28%	$7,365	9.83%	$4,748	6.85%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	October 29, 2021	October 30, 2020	January 29, 2021
Assets
Current assets:
Cash and cash equivalents	$6,121	$8,249	$4,690
Short-term investments	552	1,852	506
Merchandise inventory – net	16,685	15,712	16,193
Other current assets	1,491	1,103	937
Total current assets	24,849	26,916	22,326
Property, less accumulated depreciation	18,925	18,798	19,155
Operating lease right-of-use assets	4,161	3,823	3,832
Long-term investments	213	202	200
Deferred income taxes – net	220	241	340
Other assets	1,032	900	882
Total assets	$49,400	$50,880	$46,735

Liabilities and shareholders' (deficit)/equity
Current liabilities:
Short-term borrowings	$1,000	$—	$—
Current maturities of long-term debt	1,352	609	1,112
Current operating lease liabilities	573	530	541
Accounts payable	11,334	12,759	10,884
Accrued compensation and employee benefits	1,353	1,117	1,350
Deferred revenue	1,954	1,614	1,608
Other current liabilities	3,268	2,935	3,235
Total current liabilities	20,834	19,564	18,730
Long-term debt, excluding current maturities	23,881	21,185	20,668
Noncurrent operating lease liabilities	4,136	3,907	3,890
Deferred revenue – Lowe's protection plans	1,119	1,007	1,019
Other liabilities	1,006	1,144	991
Total liabilities	50,976	46,807	45,298

Shareholders' (deficit)/equity:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 686 million, 752 million, and 731 million shares, respectively	343	376	366
Capital in excess of par value	—	—	90
(Accumulated deficit)/retained earnings	(1,913)	3,942	1,117
Accumulated other comprehensive loss	(6)	(245)	(136)
Total shareholders' (deficit)/equity	(1,576)	4,073	1,437
Total liabilities and shareholders' (deficit)/equity	$49,400	$50,880	$46,735

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ (Deficit)/Equity (Unaudited)
In Millions

	Three Months Ended October 29, 2021
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance July 30, 2021	699	$350	$—	$(460)	$(65)	$(175)
Net earnings	—	—	—	1,896	—	1,896
Other comprehensive income	—	—	—	—	59	59
Cash dividends declared, $0.80 per share	—	—	—	(551)	—	(551)
Share-based payment expense	—	—	50	—	—	50
Repurchases of common stock	(13)	(7)	(59)	(2,798)	—	(2,864)
Issuance of common stock under share-based payment plans	—	—	9	—	—	9
Balance October 29, 2021	686	$343	$—	$(1,913)	$(6)	$(1,576)

	Nine Months Ended October 29, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	7,235	—	7,235
Other comprehensive income	—	—	—	—	130	130
Cash dividends declared, $2.20 per share	—	—	—	(1,544)	—	(1,544)
Share-based payment expense	—	—	163	—	—	163
Repurchases of common stock	(46)	(24)	(324)	(8,721)	—	(9,069)
Issuance of common stock under share-based payment plans	1	1	71	—	—	72
Balance October 29, 2021	686	$343	$—	$(1,913)	$(6)	$(1,576)

	Three Months Ended October 30, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance July 31, 2020	756	$378	$129	$4,134	$(285)	$4,356
Net earnings	—	—	—	692	—	692
Other comprehensive income	—	—	—	—	40	40
Cash dividends declared, $0.60 per share	—	—	—	(452)	—	(452)
Share-based payment expense	—	—	39	—	—	39
Repurchases of common stock	(4)	(2)	(187)	(432)	—	(621)
Issuance of common stock under share-based payment plans	—	—	19	—	—	19
Balance October 30, 2020	752	$376	$—	$3,942	$(245)	$4,073

	Nine Months Ended October 30, 2020
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings	—	—	—	4,857	—	4,857
Other comprehensive loss	—	—	—	—	(109)	(109)
Cash dividends declared, $1.70 per share	—	—	—	(1,284)	—	(1,284)
Share-based payment expense	—	—	103	—	—	103
Repurchases of common stock	(13)	(6)	(203)	(1,358)	—	(1,567)
Issuance of common stock under share-based payment plans	2	1	100	—	—	101
Balance October 30, 2020	752	$376	$—	$3,942	$(245)	$4,073
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 29, 2021	October 30, 2020
Cash flows from operating activities:
Net earnings	$7,235	$4,857
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,388	1,152
Noncash lease expense	383	356
Deferred income taxes	96	5
Loss on property and other assets – net	25	114
Loss on extinguishment of debt	—	1,060
Share-based payment expense	169	107
Changes in operating assets and liabilities:
Merchandise inventory – net	(446)	(2,545)
Other operating assets	(130)	147
Accounts payable	436	5,099
Deferred revenue	444	508
Other operating liabilities	(421)	625
Net cash provided by operating activities	9,179	11,485

Cash flows from investing activities:
Purchases of investments	(2,325)	(2,548)
Proceeds from sale/maturity of investments	2,261	1,032
Capital expenditures	(1,256)	(1,172)
Proceeds from sale of property and other long-term assets	94	60
Other – net	(134)	(24)
Net cash used in investing activities	(1,360)	(2,652)

Cash flows from financing activities:
Net change in commercial paper	—	(941)
Net proceeds from issuance of debt	4,972	7,929
Repayment of debt	(595)	(5,582)
Proceeds from issuance of common stock under share-based payment plans	72	102
Cash dividend payments	(1,433)	(1,252)
Repurchases of common stock	(8,999)	(1,528)
Other – net	(408)	(32)
Net cash used in financing activities	(6,391)	(1,304)

Effect of exchange rate changes on cash	3	4

Net increase in cash and cash equivalents	1,431	7,533
Cash and cash equivalents, beginning of period	4,690	716
Cash and cash equivalents, end of period	$6,121	$8,249

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the financial position as of October 29, 2021, and October 30, 2020, and the results of operations, comprehensive income, and shareholders’ (deficit)/equity for the three and nine months ended October 29, 2021, and October 30, 2020, and cash flows for the nine months ended October 29, 2021, and October 30, 2020. The January 29, 2021 consolidated balance sheet was derived from the audited financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation as follows: the reclassification of excess property from other assets to property, less accumulated depreciation on the consolidated balance sheet as of October 30, 2020, and the separate disclosure of changes in deferred revenue within operating activities on the consolidated statement of cash flows for the nine months ended October 30, 2020.

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Products	$21,755	$21,342	$71,655	$66,724
Services	597	552	1,805	1,459
Other	566	415	1,451	1,103
Net sales	$22,918	$22,309	$74,911	$69,286

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

(In millions)	Classification	October 29, 2021	October 30, 2020	January 29, 2021
Anticipated sales returns	Other current liabilities	$315	$281	$252
Right of return assets	Other current assets	191	180	164

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

(In millions)	October 29, 2021	October 30, 2020	January 29, 2021
Retail deferred revenue	$1,446	$1,175	$1,046
Stored-value cards deferred revenue	508	439	562
Deferred revenue	$1,954	$1,614	$1,608

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	October 29, 2021	October 30, 2020	January 29, 2021
Deferred revenue - Lowe’s protection plans	$1,119	$1,007	$1,019

	Three Months Ended		Nine Months Ended
(In millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Lowe’s protection plans deferred revenue recognized into sales	$123	$106	$359	$314
Lowe’s protection plans claim expenses	45	43	142	121

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Nine Months Ended
	October 29, 2021		October 30, 2020		October 29, 2021		October 30, 2020
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor [1]	$8,585	37.5%	$8,168	36.6%	$26,057	34.8%	$23,846	34.4%
Building Products [2]	7,569	33.0	7,607	34.1	24,111	32.2%	21,559	31.1%
Hardlines [3]	6,093	26.6	6,029	27.0	22,961	30.6%	22,512	32.5%
Other	671	2.9	505	2.3	1,782	2.4%	1,369	2.0%
Total	$22,918	100.0%	$22,309	100.0%	$74,911	100.0%	$69,286	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
United States	$21,504	$20,832	$70,092	$65,153
Canada	1,414	1,477	4,819	4,133
Net Sales	$22,918	$22,309	$74,911	$69,286

Note 3: Investments

Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss. Net unrealized gains on available-for-sale debt securities as of October 29, 2021, October 30, 2020, and January 29, 2021, were not material. Refer to Note 4 for the fair value of the Company’s available-for-sale debt securities by investment type.

Held to maturity securities are U.S. Treasury bills which the Company has the ability and intent to hold until maturity and are stated at amortized cost. Gross unrecognized holding gains and losses on the Company’s held-to-maturity securities were not material for the period ended October 30, 2020.

The Company’s investments are as follows:

(In millions)	October 29, 2021	October 30, 2020	January 29, 2021
Short-term investments:
Available-for-sale debt securities	$552	$702	$506
Held-to-maturity securities	—	1,150	—
Total short-term investments	$552	$1,852	$506
Long-term investments:
Available-for-sale debt securities	$213	$202	$200
Total long-term investments	$213	$202	$200

Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	October 29, 2021	October 30, 2020	January 29, 2021
Short-term restricted investments	$552	$402	$506
Long-term restricted investments	213	202	200
Total restricted investments	$765	$604	$706

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 29, 2021, October 30, 2020, and January 29, 2021:

		Fair Value Measurements at
(In millions)	Measurement Level	October 29, 2021	October 30, 2020	January 29, 2021
Assets:
Short-term investments:
Available-for-sale debt securities
Money market funds	Level 1	$140	$96	$109
U.S Treasury securities	Level 1	134	220	223
Commercial paper	Level 2	102	—	97
Certificates of deposit	Level 1	100	300	—
Corporate debt securities	Level 2	45	49	47
Foreign government debt securities	Level 2	21	—	—
Municipal obligations	Level 2	10	—	—
Agency securities	Level 2	—	37	30
Total short-term investments		$552	$702	$506
Other current assets:
Derivative instruments
Forward interest rate swaps	Level 2	$34	$—	$—
Total other current assets		$34	$—	$—
Long-term investments:
Available-for-sale debt securities
U.S. Treasury securities	Level 1	$129	$140	$129
Corporate debt securities	Level 2	66	52	58
Foreign government debt securities	Level 2	15	—	—
Municipal obligations	Level 2	3	10	13
Total long-term investments		$213	$202	$200

		Fair Value Measurements at
(In millions)	Measurement Level	October 29, 2021	October 30, 2020	January 29, 2021
Other assets:
Derivative instruments
Forward interest rate swaps	Level 2	$20	$—	$4
Total other assets		$20	$—	$4

Liabilities:
Other current liabilities:
Derivative instruments
Forward interest rate swaps	Level 2	$—	$9	$8
Total other current liabilities		$—	$9	$8
Other liabilities:
Derivative instruments
Fixed-to-floating interest rate swaps	Level 2	$7	$—	$—
Forward interest rate swaps	Level 2	—	5	—
Total other liabilities		$7	$5	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended October 29, 2021, and October 30, 2020, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, held-to-maturity securities, short-term borrowings, accounts payable, and long-term debt and are reflected in the financial statements at cost. As further described in Note 8, certain long-term debt is associated with a fair value hedge and the changes in fair value of the hedged debt is included in long-term debt on the consolidated balance sheets. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	October 29, 2021		October 30, 2020		January 29, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$24,567	$27,101	$21,119	$24,340	$21,121	$24,349
Mortgage notes (Level 2)	5	5	5	5	5	5
Long-term debt (excluding finance lease obligations)	$24,572	$27,106	$21,124	$24,345	$21,126	$24,354

Note 5: Goodwill and Intangible Assets - Goodwill and intangible assets resulting from acquisitions are recorded within other assets on the consolidated balance sheets and are evaluated for impairment annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.

The carrying amount of goodwill as well as the gross carrying amount and accumulated amortization of intangible assets consist of the following:

	October 29, 2021		October 30, 2020		January 29, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$311	$—	$311	$—	$311	$—

Definite-lived intangible assets:
Customer-related [1]	$347	$(85)	$368	$(93)	$372	$(99)
Trademarks and trade names [1]	269	(130)	255	(91)	264	(119)
Other	1	(1)	12	(12)	12	(11)
Total definite-lived intangible assets	$617	$(216)	$635	$(196)	$648	$(229)

Indefinite-lived intangible assets:
Trademark [2]	$134	$—	$—	$—	$—	$—
Total intangible assets	$751	$(216)	$635	$(196)	$648	$(229)
1 Certain definite-lived intangible assets are denominated in a foreign currency and subject to translation.
2 In April 2021, the Company acquired the STAINMASTER® brand for total consideration of $134 million, which was determined to have an indefinite life.

Note 6: Short-Term Borrowings
Commercial Paper Program
The $1.02 billion five-year unsecured revolving credit agreement entered into in March 2020 (2020 Credit Agreement) and the $1.98 billion five-year unsecured second amended and restated credit agreement (Second Amended and Restated Credit Agreement) entered into in September 2018 support the Company’s commercial paper program.  The amounts available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of October 29, 2021, October 30, 2020, and January 29, 2021, there were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement was $3.0 billion as of October 29, 2021.
Other Short-Term Borrowings
In April 2021, the Company entered into a $1.0 billion unsecured 364-day term loan facility (2021 Term Loan), which has a maturity date of April 21, 2022. There was $1.0 billion in outstanding borrowings under the 2021 Term Loan as of October 29, 2021, with a weighted average interest rate of 0.79%.

Note 7: Long-Term Debt - On September 20, 2021, the Company issued $2.0 billion of unsecured fixed rate notes (September 2021 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$1,000	September 2028	1.700%	$6
$1,000	September 2041	2.800%	$10

On March 31, 2021, the Company issued $2.0 billion of unsecured fixed rate notes (March 2021 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$1,500	April 2031	2.625%	$7
$500	April 2051	3.500%	$5

Interest on the September 2021 Notes is payable semiannually in arrears in March and September of each year until maturity. Interest on the March 2021 Notes is payable semiannually in arrears in April and October of each year until maturity.

The indentures governing the September 2021 Notes and March 2021 Notes (collectively, the 2021 Notes) contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indentures governing the 2021 Notes do not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

Note 8: Derivative Instruments

Derivatives Designated as Hedging Instruments

The Company utilizes forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company also utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	October 29, 2021	October 30, 2020	January 29, 2021
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$2,370	$638	$638
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$700	$—	$—

See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

The Company accounts for the forward interest rate swap contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income/(loss), net of tax effects, in the consolidated statements of comprehensive income and is recognized in earnings when the underlying hedged transaction impacts the consolidated statements of earnings. A summary of the gain/(loss) on forward interest rate swap derivatives designated as cash flow hedges recorded in other comprehensive income/(loss) and earnings for the three and nine months ended October 29, 2021, and October 30, 2020, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Other comprehensive income/(loss)
Cash flow hedges – net of tax (expense)/benefit of ($15) million, ($7) million, ($19) million, and $28 million, respectively	$45	$22	$57	$(85)
Net earnings
Interest – net	$3	$3	$8	$7

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

Other Derivatives Not Designated as Hedging Instruments

The Company occasionally utilizes derivative financial instruments that aren’t designated under hedge accounting to manage certain business risks. In October 2020, the Company completed cash tender offers to purchase and retire an aggregate principal amount of $3.0 billion in outstanding notes. To hedge the economic risk of changes in value of the 2020 cash tender offers prior to the pricing date, the Company entered into reverse treasury lock derivative contracts with a combined notional amount of $2.0 billion. Upon the pricing of the 2020 cash tender offers, the Company settled the reverse treasury lock derivative contracts and made a payment to its counterparty for $26 million, which is included in loss on extinguishment of debt in the consolidated statements of earnings for the three and nine months ended October 30, 2020. The cash flows related to these contracts are included within financing activities in the accompanying consolidated statements of cash flows.

Note 9: Shareholders’ (Deficit)/Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. As of October 29, 2021, the Company had $10.7 billion remaining in its share repurchase program.

In February 2021, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $2.0 billion of the Company’s common stock. In May 2021, the Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase $2.1 billion of the Company’s common stock. In August 2021, the Company entered into a variable notional ASR agreement with a third-party financial institution to repurchase $1.6 billion of the Company’s common stock. The terms of the ASR agreements entered into during the nine months ended October 29, 2021, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Minimum Notional Amount [1]	Maximum Notional Amount [1]	Cash Payment Received at Settlement [1]	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2021	Q1 2021	$2,000	$—	$—	$—	10.7	0.2	10.9
Q2 2021	Q2 2021	2,132	1,750	2,500	368	7.2	4.0	11.2
Q3 2021 [2]	Q3 2021	1,592	1,500	2,000	408	5.9	1.7	7.6
1 The Company entered into variable notional ASR agreements with third-party financial institutions to repurchase between a minimum notional amount and a maximum notional amount. At inception of each transaction, the Company paid the maximum notional amount and received shares. When the Company finalized each transaction, it received additional shares as well as a cash payment from the third-party financial institution equal to the difference between the prepayment amount (maximum notional amount) and the final notional amount.
2 For the variable notional ASR agreement entered during the third quarter, the cash payment received at settlement of $408 million was reflected as a receivable in other current assets in the consolidated balance sheet as of October 29, 2021, and other financing – net in the consolidated statement of cash flows for the nine months ended October 29, 2021. The balance was received in cash from the third-party financial institution subsequent to the end of the third quarter.

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2021		October 29, 2021
(In millions)	Shares	Cost	Shares	Cost
Open market share repurchases	6.0	$1,266	16.8	$3,266

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and nine months ended October 29, 2021, and October 30, 2020, were as follows:

	Three Months Ended
	October 29, 2021		October 30, 2020
(In millions)	Shares	Cost [1]	Shares	Cost
Share repurchase program	13.6	$2,858	3.6	$617
Shares withheld from employees	0.1	5	—	4
Total share repurchases	13.7	$2,863	3.6	$621
1 Reductions of $2.8 billion and $431 million were recorded to (accumulated deficit)/retained earnings, after capital in excess of par value was depleted, for the three months ended October 29, 2021, and October 30, 2020, respectively.

	Nine Months Ended
	October 29, 2021		October 30, 2020
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	46.5	$8,990	13.2	$1,557
Shares withheld from employees	0.4	79	0.1	10
Total share repurchases	46.9	$9,069	13.3	$1,567
1 Reductions of $8.7 billion and $1.4 billion were recorded to (accumulated deficit)/retained earnings, after capital in excess of par value was depleted, for the nine months ended October 29, 2021 and October 30, 2020, respectively.

Note 10: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and nine months ended October 29, 2021, and October 30, 2020:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Basic earnings per common share:
Net earnings	$1,896	$692	$7,235	$4,857
Less: Net earnings allocable to participating securities	(7)	(3)	(28)	(20)
Net earnings allocable to common shares, basic	$1,889	$689	$7,207	$4,837
Weighted-average common shares outstanding	690	752	704	753
Basic earnings per common share	$2.74	$0.92	$10.23	$6.42
Diluted earnings per common share:
Net earnings	$1,896	$692	$7,235	$4,857
Less: Net earnings allocable to participating securities	(7)	(3)	(28)	(20)
Net earnings allocable to common shares, diluted	$1,889	$689	$7,207	$4,837
Weighted-average common shares outstanding	690	752	704	753
Dilutive effect of non-participating share-based awards	2	2	2	1
Weighted-average common shares, as adjusted	692	754	706	754
Diluted earnings per common share	$2.73	$0.91	$10.21	$6.41

Anti-dilutive securities excluded from diluted weighted-average common shares	0.3	0.3	0.2	0.1

Note 11: Income Taxes - The Company’s effective income tax rates were 26.1% and 24.6% for the three and nine months ended October 29, 2021, respectively, and 22.6% and 24.3% for the three and nine months ended October 30, 2020, respectively. The increase in the effective tax rate for the three months ended October 29, 2021, is primarily due to lower projected earnings in fiscal 2021 for the Company’s RONA inc. entity in Canada, which has a full valuation allowance against its deferred tax assets, and a favorable discrete item related to excess tax benefits of stock compensation in the third quarter of 2020.

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Long-term debt	$210	$213	$615	$610
Lease obligations	7	8	22	25
Short-term borrowings	2	1	3	13
Interest income	(3)	(6)	(10)	(18)
Interest capitalized	(1)	—	(2)	—
Interest on tax uncertainties	2	—	1	—
Other	6	5	21	14
Interest – net	$223	$221	$650	$644

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 29, 2021	October 30, 2020
Cash paid for interest, net of amount capitalized	$762	$750
Cash paid for income taxes – net	$2,189	$1,357
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$76	$55
Leased assets obtained in exchange for new operating lease liabilities [1]	$670	$355
Cash dividends declared but not paid	$551	$452
1 Excludes $357 million of leases signed but not yet commenced as of October 29, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 29, 2021 and October 30, 2020, the related consolidated statements of earnings, comprehensive income, shareholders’ (deficit)/equity, for the fiscal three-month and nine-month periods ended October 29, 2021 and October 30, 2020, and cash flows for the fiscal nine-month periods ended October 29, 2021 and October 30, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 24, 2021

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 29, 2021, and October 30, 2020. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2020. This discussion and analysis is presented in six sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Performance Overview

Net sales in the third quarter of 2021 increased 2.7% to $22.9 billion compared to net sales of $22.3 billion in the third quarter of 2020. The increase in total sales was primarily driven by an increase in comparable sales. Net earnings in the third quarter of 2021 were $1.9 billion, which represents an increase of 174.0% compared to net earnings of $692 million in the third quarter of 2020. Diluted earnings per common share increased to $2.73 in the third quarter of 2021 from $0.91 in the third quarter of 2020. Included in the third quarter of 2020 results are a $1.1 billion pre-tax loss on extinguishment of debt from cash tender offers to purchase and retire an aggregate principal amount of $3.0 billion in outstanding notes and operating costs related to the Canadian restructuring actions. Adjusting for these items, diluted earnings per common share increased to $2.73 in the third quarter of 2021 from adjusted diluted earnings per common share of $1.98 in the third quarter of 2020 (see the discussion of non-GAAP financial measures).

For the first nine months of 2021, cash flows from operating activities were approximately $9.2 billion, while $1.3 billion was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we repurchased $2.9 billion of common stock and paid $563 million in dividends during the three months ended October 29, 2021.

During the third quarter of 2021, comparable sales increased by 2.2%. Nine of 15 U.S. regions and 11 of 15 product categories generated positive comparable sales during the quarter. Through the disciplined execution of our Total Home strategy, which was launched at the end of 2020, we experienced strong results with both our Pro and DIY customers and continue to gain confidence with both customers as the destination for all their project needs. This quarter, we also leveraged our scale and carrier relationships to secure transportation capacity and to minimize the impact of cost increases as well as ordered seasonal inventory earlier than in past years in order to maintain competitive in-stock positions and build inventory in key high-demand categories despite widespread disruptions in the global supply chain.

COVID-19 Response

We remain committed to the health and safety of our associates and customers, while supporting the communities in which we operate. During the quarter, we incurred $47 million of additional COVID-related expenses in support of our associates and store safety initiatives. Subsequent to the end of the quarter, the Occupational Safety and Health Administration (OSHA) issued an Emergency Temporary Standard (ETS) regarding COVID-19 vaccination and testing. We are evaluating the impact of the OSHA ETS on our business.

Looking Forward

Transforming and modernizing our supply chain has been a key focus for the Company the last few years. During the quarter, we continued to make progress on our market-based delivery model for big and bulky product. In this new delivery model, products flow directly to customer homes from our distribution network, bypassing stores altogether. This model is expected to provide our customers with higher on-time delivery rates and improved customer satisfaction. We are also opening space in our store showrooms which allows expansion of our same-day and next-day Pro and DIY fulfillment capabilities.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 29, 2021	October 30, 2020	2021 vs. 2020	2021 vs. 2020
Net sales	100.00%	100.00%	N/A	2.7%
Gross margin	33.10	32.72	38	3.9
Expenses:
Selling, general and administrative	19.08	21.38	(230)	(8.3)
Depreciation and amortization	1.85	1.59	26	19.6
Operating income	12.17	9.75	242	28.2
Interest – net	0.97	0.99	(2)	1.2
Loss on extinguishment of debt	—	4.75	(475)	(100.0)
Pre-tax earnings	11.20	4.01	719	186.9
Income tax provision	2.93	0.91	202	230.8
Net earnings	8.27%	3.10%	517	174.0%

	Nine Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	October 29, 2021	October 30, 2020	2021 vs. 2020	2021 vs. 2020
Net sales	100.00%	100.00%	N/A	8.1%
Gross margin	33.41	33.36	5	8.3
Expenses:
Selling, general and administrative	18.10	20.18	(208)	(3.0)
Depreciation and amortization	1.64	1.46	18	21.6
Operating income	13.67	11.72	195	26.1
Interest – net	0.86	0.93	(7)	0.9
Loss on extinguishment of debt	—	1.53	(153)	(100.0)
Pre-tax earnings	12.81	9.26	355	49.5
Income tax provision	3.15	2.25	90	51.0
Net earnings	9.66%	7.01%	265	49.0%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Nine Months Ended
Other Metrics	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Comparable sales increase [1]	2.2%	30.1%	7.4%	25.6%
Total customer transactions (in millions)	237	257	785	819
Average ticket [2]	$96.54	$86.96	$95.40	$84.55
At end of period:
Number of stores	1,973	1,969
Sales floor square feet (in millions)	208	208
Average store size selling square feet (in thousands) [3]	105	106
Net earnings to average debt and equity [4]	27.5%	19.5%
Return on invested capital [4]	30.1%	25.1%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which positively impacted third quarter fiscal 2021 and fiscal 2020 comparable sales by approximately 175 basis points and 485 basis points, respectively, and year-to-date fiscal 2021 and fiscal 2020 comparable sales by approximately 170 basis points and 530 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 39-week periods.
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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of discrete items, further described below, not contemplated in the Company’s business outlook for the third quarter of fiscal 2020. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rate for the period.

Fiscal 2020 Impacts
•In the third quarter of fiscal 2020, the Company recognized a $1.1 billion loss on extinguishment of debt in connection with the cash tender offers on an aggregate principal amount of $3.0 billion in outstanding notes (Loss on extinguishment of debt).

•Beginning in the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and in the fourth quarter of fiscal 2019, the Company announced additional actions to improve future performance and profitability of its Canadian operations. As a result of this review and related actions, in the third quarter of fiscal 2020, the Company recognized $13 million of pre-tax operating costs related to inventory write-downs and other closing costs (Canada restructuring).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	October 30, 2020
	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$0.91
Non-GAAP adjustments – per share impacts
Loss on extinguishment of debt	1.40	(0.35)	1.05
Canada restructuring	0.02	—	0.02
Adjusted diluted earnings per share			$1.98

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

	For the Periods Ended
(In millions, except percentage data)	October 29, 2021	October 30, 2020
Calculation of Return on Invested Capital
Numerator
Net Earnings	$8,213	$5,367
Plus:
Interest expense – net	854	827
Loss on extinguishment of debt	—	1,060
Operating lease interest	162	177
Provision for income taxes	2,700	1,828
Lease adjusted net operating profit	11,929	9,259
Less:
Income tax adjustment [1]	2,952	2,353
Lease adjusted net operating profit after tax	$8,977	$6,906

Denominator
Average debt and equity [2]	$29,836	$27,525
Net earnings to average debt and equity	27.5%	19.5%
Return on invested capital	30.1%	25.1%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.7% and 25.4% for the periods ended October 29, 2021, and October 30, 2020, respectively.
2    Average debt and equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total equity.

Results of Operations

Net Sales – Net sales in the third quarter of 2021 increased 2.7% to $22.9 billion. The increase in total sales was primarily driven by comparable sales growth. Comparable sales increased 2.2% over the same period, driven by a 9.7% increase in comparable average ticket, partially offset by a 7.5% decrease in comparable customer transactions.

During the third quarter of 2021, we experienced comparable sales increases in 11 of 15 product categories, led by Electrical, Appliances, and Rough Plumbing. We delivered strong comparable sales in Electrical due to unit price increases driven by copper inflation. Appliances benefited from strong unit sales in major appliances: Refrigerators, Freezers and Laundry. Pro customer demand in attachment categories, as well as higher unit sales of Tanks & Water Supply Pumps and Air Filters due to the impacts of Hurricane Ida and wildfires, drove strength in Rough Plumbing. We experienced the lowest comparable sales in Lumber, Lighting, and Hardware in the quarter. Lumber decline was due to cycling prior year strong DIY demand, as well as a decline in unit prices due to deflation. Lighting sales were down due to a high volume of clearance sales in the prior year during the reset of the layout of our U.S. stores (U.S. Stores Reset), and a decline in DIY demand in Lighting and Ceiling Fans. Geographically, nine of 15 U.S. regions experienced positive comparable sales, while our Canadian operations experienced negative comparable sales due to lower Lumber sales as the Canadian business is more heavily weighted towards Lumber.

Net sales increased 8.1% to $74.9 billion for the first nine months of 2021 compared to 2020. Comparable sales increased 7.4% over the same period, driven by a 11.6% increase in comparable average ticket, partially offset by a 4.2% decrease in comparable customer transactions.

Gross Margin – For the third quarter of 2021, gross margin as a percentage of sales increased 38 basis points. The gross margin increase for the quarter is driven by approximately 60 basis points of leverage from higher credit revenue, 20 basis points of leverage from inventory shrink, and five basis points of favorable product mix, partially offset by 30 basis points of deleverage from supply chain costs and 25 basis points of deleverage in product margin rate. Product margin rate was pressured early in the quarter by a steep drop in Lumber prices which began in July. These pressures were largely mitigated by data-driven pricing and product cost management strategies across other product categories.

Gross margin as a percentage of sales increased five basis points in the first nine months of 2021 compared to 2020. Gross margin was positively impacted by approximately 55 basis points of total rate improvement driven by continued improvements in managing product costs and disciplined pricing strategies and 25 basis points of leverage from higher credit revenue. These favorable impacts are partially offset by approximately 40 basis points of product mix shifts and 30 basis points of deleverage from supply chain costs.

SG&A – For the third quarter of 2021, SG&A expense leveraged 230 basis points as a percentage of sales compared to the third quarter of 2020. This is primarily driven by approximately 110 basis points of leverage due to lower COVID-19 related expenses, including additional compensation to hourly front-line associates, emergency paid leave, and cleaning costs; 50 basis points of leverage in retail operating salaries due to increased sales and improved operating efficiencies as a result of our Perpetual Productivity Improvement (PPI) initiatives; and 50 basis points of leverage due to the U.S. Stores Reset in the prior year.

SG&A expense as a percentage of sales leveraged 208 basis points in the first nine months of 2021 compared to 2020. This was primarily driven by approximately 130 basis points of leverage due to lower COVID-19 related expenses, approximately 45 basis points of leverage in retail operating salaries due to increased sales and improved operating efficiencies as a result of our PPI initiatives, and 20 basis points of leverage due to the U.S. Stores Reset in the prior year.

Depreciation and Amortization – Depreciation and amortization deleveraged 26 basis points as a percentage of sales for the third quarter of 2021 compared to the prior year primarily due to increased capital investment related to store environment and technology at the end of 2020 and throughout 2021. Property, less accumulated depreciation, increased to $18.9 billion at October 29, 2021, compared to $18.8 billion at October 30, 2020.

Depreciation and amortization deleveraged 18 basis points as a percentage of sales for the first nine months of 2021 compared to 2020 primarily due to the same factors that impacted depreciation and amortization for the third quarter.

Interest – Net – Interest expense for the third quarter of 2021 leveraged two basis points primarily as a result of lower interest costs from the October 2020 cash tender offers, the payoff of scheduled debts at maturity, and increased sales in the current year.

Interest expense for the first nine months of 2021 leveraged seven basis points primarily due to the same factors that impacted interest expense for the third quarter.

Loss on Extinguishment of Debt – During the third quarter of 2020, we repurchased and retired $3.0 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $1.1 billion.

Income Tax Provision – Our effective income tax rates were 26.1% and 22.6% for the three months ended October 29, 2021 and October 30, 2020, respectively. The increase in the effective tax rate for the quarter was impacted by lower projected earnings in fiscal 2021 at our RONA inc. entity in Canada, which has a full valuation allowance against its deferred tax assets, as well as a favorable discrete item related to excess tax benefits of stock compensation in the prior year.

Our effective income tax rates were 24.6% and 24.3% for the nine months ended October 29, 2021 and October 30, 2020, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, supplemented with our short-term and long-term borrowings, remain sufficient to fund our operations while allowing us to make strategic investments to support long-term growth and return excess cash to shareholders in the form of dividends and share repurchases. As of October 29, 2021, we held $6.1 billion of cash and cash equivalents, as well as $3.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Nine Months Ended
(In millions)	October 29, 2021	October 30, 2020
Net cash provided by operating activities	$9,179	$11,485

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the nine months ended October 29, 2021, compared to the nine months ended October 30, 2020, was driven primarily by changes in working capital, partially offset by higher net earnings. Accounts payable increased by $436 million for the first nine months of 2021, compared to an increase of $5.1 billion for the first nine months of 2020. Inventory decreased operating cash flow for the first nine months of 2021 by approximately $446 million, compared to a decrease of approximately $2.5 billion for the first nine months of 2020. The increase in accounts payable and inventory in the prior year was driven by a ramp up in inventory purchase volume to meet sustained customer demand at the beginning of the COVID-19 pandemic. In the current year, we have continued to experience sustained demand levels and maintained a higher level of inventory purchases and related accounts payable. Other operating liabilities decreased $421 million for the first nine months of 2021 compared to an increase of $625 million in the first nine months of 2020. The decrease in other operating liabilities in the current year compared to the prior year is primarily driven by COVID-related accrued discretionary compensation for hourly associates in the prior year and timing of tax payments.

Cash Flows Used in Investing Activities

	Nine Months Ended
(In millions)	October 29, 2021	October 30, 2020
Net cash used in investing activities	$(1,360)	$(2,652)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and investments.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the nine months ended October 29, 2021, and October 30, 2020:

	Nine Months Ended
(In millions)	October 29, 2021	October 30, 2020
Core business investments [1]	$973	$960
Strategic initiatives [2]	181	138
New stores, new corporate facilities and international [3]	102	74
Total capital expenditures	$1,256	$1,172
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

Our fiscal year 2021 outlook for capital expenditures is up to $2.0 billion.

Cash Flows Used in Financing Activities

	Nine Months Ended
(In millions)	October 29, 2021	October 30, 2020
Net cash used in financing activities	$(6,391)	$(1,304)

Net cash used in financing activities primarily consists of transactions related to our share repurchases, long-term debt, short-term borrowings, and cash dividend payments.

Total Debt

During the nine months ended October 29, 2021, we issued $4.0 billion of unsecured notes, the proceeds of which are to be used for general corporate purposes. During the nine months ended October 29, 2021, we also paid $525 million to retire scheduled debts at maturity.

In April 2021, we entered into a $1.0 billion unsecured 364-day term loan facility (2021 Term Loan), which has a maturity date of April 21, 2022. Outstanding borrowings under the 2021 Term Loan were $1.0 billion, with a weighted average interest rate of 0.79%, as of October 29, 2021.

The 2020 Credit Agreement and the Second Amended and Restated Credit Agreement support our commercial paper program. The amount available to be drawn under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement as of October 29, 2021, and October 30, 2020. Total combined availability under the 2020 Credit Agreement and the Second Amended and Restated Credit Agreement as of October 29, 2021, was $3.0 billion.

The 2021 Term Loan, 2020 Credit Agreement and the Second Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at October 29, 2021.

The following table includes additional information related to our debt for the nine months ended October 29, 2021, and October 30, 2020:

	Nine Months Ended
(In millions, except for interest rate data)	October 29, 2021	October 30, 2020
Net proceeds from issuance of debt	$4,972	$7,929
Repayment of debt	$(595)	$(5,582)
Net change in commercial paper	$—	$(941)
Maximum commercial paper outstanding at any month-end	$400	$1,858
Short-term borrowings outstanding at quarter-end	$1,000	$—
Weighted-average interest rate of short-term borrowings outstanding	0.79%	—%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the nine months ended October 29, 2021, and October 30, 2020:

	Nine Months Ended
(In millions, except per share data)	October 29, 2021	October 30, 2020
Total amount paid for share repurchases	$8,999	$1,528
Total number of shares repurchased	46.6	13.1
Average price paid per share	$193.16	$116.99
During the quarter, the Company entered into and finalized a variable notional ASR agreement with a third-party financial institution to repurchase shares. The Company’s prepayment of the maximum notional amount of the variable notional ASR at the inception of the agreement resulted in a $408 million balance to be refunded to the Company subsequent to quarter end. This prepayment is reflected in other financing – net in the consolidated statements of cash flows as of the end of the third quarter.

As of October 29, 2021, we had $10.7 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling approximately $12.0 billion in 2021 (including the amount repurchased during the first nine months of fiscal year 2021).

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $1.65 per share for the nine months ended October 30, 2020, to $2.00 per share for the nine months ended October 29, 2021.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of November 24, 2021, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In March 2021 and September 2021, we issued a combined $4.0 billion of unsecured notes in the ordinary course of business to be used for general corporate purposes. The table below summarizes our contractual obligations relating to long-term debt, excluding operating and finance lease obligations, at October 29, 2021. The unsecured notes issued in the nine months ended October 29, 2021, are further described in Note 7 to the consolidated financial statements included herein.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt (principal amounts, excluding discounts and debt issuance costs)	$24,788	$1,260	$958	$2,851	$19,719
Long-term debt (interest payments)	12,314	846	1,629	1,494	8,345
Total	$37,102	$2,106	$2,587	$4,345	$28,064

As of October 29, 2021, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal year 2020. Refer to the Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates related to our international operations, interest rates, and commodity prices. The Company’s market risks have not changed materially from those disclosed in the Annual Report for the fiscal year ended January 29, 2021.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 29, 2021, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 29, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the three months ended October 29, 2021:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 31, 2021 - August 27, 2021 [3]	7,266,459	$206.66	7,264,763	$11,729,479,719
August 28, 2021 - October 1, 2021	1,966,119	206.26	1,947,005	11,327,841,931
October 2, 2021 - October 29, 2021 [3]	4,427,380	215.86	4,422,864	10,727,846,074
As of October 29, 2021	13,659,958	$209.59	13,634,632	$10,727,846,074
1The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2On December 9, 2020, the Company announced that its Board of Directors authorized $15.0 billion of share repurchases under the program with no expiration.
3In August 2021, the Company entered into a variable notional Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase between $1.5 billion and $2.0 billion of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $2.0 billion to the financial institution and received an initial delivery of 5.9 million shares. In October, prior to the end of the third quarter, the Company finalized the transaction for $1.6 billion and received an additional 1.7 million shares. A $408 million cash payment from the financial institution, which is equal to the difference between the $2.0 billion payment made at inception and the final notional amount, was received after the end of the third quarter. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 29, 2020.	8-K	001-07898	3.1	June 2, 2020

4.1	Nineteenth Supplemental Indenture, dated as of September 20, 2021, between Lowe’s Companies, Inc. and U.S. Bank Association (as successor trustee).	8-K	001-07898	4.2	September 20, 2021

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

November 24, 2021	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

