Form 10-K
period 2022-01-28
LOWES COMPANIES INC
filed 2022-03-21
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2022
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

As of July 30, 2021, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $134.8 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/17/2022
Common Stock, $0.50 par value	661,561,297

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2022 Annual Meeting of Shareholders	Part III

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

ii

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer. As of January 28, 2022, Lowe’s operated 1,971 home improvement and hardware stores, representing approximately 208 million square feet of retail selling space. These operations included 1,737 stores located across 50 U.S. states, as well as 234 stores in Canada.

The Canadian stores include RONA inc. (RONA), which was acquired by Lowe’s in 2016. RONA operates 173 stores in Canada as of January 28, 2022, as well as services 226 dealer-owned stores. The RONA stores represent complementary store formats operating under various banners.

Lowe’s was founded in 1921 with the opening of its first hardware store in North Wilkesboro, North Carolina. The Company was incorporated in North Carolina in 1952 and has been publicly held since 1961. The Company’s common stock is listed on the New York Stock Exchange - ticker symbol “LOW”.

For additional information about the Company’s performance and financial condition, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report.

Customers, Market and Competition

Our Customers

We serve homeowners, renters, and professional customers (Pro customers). Individual homeowners and renters complete a wide array of projects and vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM). The Pro customer consists of two broad categories: construction trades and maintenance, repair and operations.

Our Market

The U.S. market remains our predominant market, accounting for approximately 94% of consolidated sales for the fiscal year ended January 28, 2022. The market in which we operate includes home-related sales through a variety of types of businesses. This includes home centers, paint stores, hardware stores, lumber yards and garden centers, mass retailers, home goods specialty stores, and online retailers, as well as wholesalers that provide home-related products and services to homeowners, renters, businesses, and the government.

There are many variables that affect consumer demand for the home improvement products and services Lowe’s offers.  Key indicators we monitor include real disposable personal income, employment, home prices, housing turnover, and consumer mobility.  We also monitor demographic and societal trends that shape home improvement industry growth.

Our Competition

The home improvement industry includes a broad competitive landscape that continues to evolve.  Lowe’s competes with national and international home improvement warehouse chains and lumber yards in most of the markets we serve.  We also compete with traditional hardware, plumbing, electrical, home supply retailers, and maintenance and repair organizations.  In addition, we compete with general merchandise retailers, warehouse clubs, online retailers, other specialty retailers, providers of equipment and tool rental, as well as service providers that install home improvement products.  Location of stores, product assortment, product pricing and customer service continue to be key competitive factors in our industry, while the evolution of technology and customer expectations also underscores the importance of omnichannel capabilities as a competitive factor.  To ensure ongoing competitiveness, Lowe’s focuses on delivering the right home improvement products, with the best service and value, across every channel and community we serve.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report.

Products and Services

Our products and services provide the retail and Pro customer a one-stop shop for a full complement of merchandise and services to complete home improvement, repair, maintenance, or construction projects, enabling a Total Home solution for every need in the home.

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

National Brand-Name Merchandise
In many product categories, customers look for a familiar and trusted national brand to instill confidence in their purchase.  Lowe’s home improvement stores carry a wide selection of national brand-name merchandise such as GE®, LG®, Samsung®, and Whirlpool® appliances; Sherwin-Williams® and Valspar® paints and stains; LARSON® windows and doors; Pergo® and SMARTCORE® flooring; CRAFTSMAN® and DeWalt® power tools; Metabo® pneumatic tools; Weber® and Char-Broil® grills; Owens Corning® insulation and roofing; GAF® roofing; Marshalltown® masonry and concrete tools; Husqvarna® and EGO® outdoor power equipment; John Deere® riding lawn mowers; Scotts® lawn care products, SharkBite® plumbing products; A. O. Smith® water heaters; Norton® abrasives; Eaton® and Southwire® electrical products and wire; and many more.

Private Brands
Private brands are an important element of our overall portfolio, helping to increase customer loyalty, drive sales, create differentiation, and improve margin.  We have a strong private brand presence across core categories, including some of our most valuable brands such as: Kobalt® tools; STAINMASTER® carpets; allen+roth®, ORIGIN 21™, and Style Selections® home décor products; Severe Weather® pressure treated lumber; Project Source® high-value project completers; Holiday Living® seasonal products; Harbor Breeze® ceiling fans; Sta-Green® lawn and garden products; Moxie® cleaning products; Reliabilt® doors, windows, and hardware; and Utilitech® lighting and electrical products.

Supply Chain
We source our products from vendors worldwide and believe that alternative and competitive suppliers are available for virtually all of our products. Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently move products from our vendors to our stores and maintain in-stock levels, we own and operate distribution facilities that enable products to be received from vendors, stored and picked, or cross-docked, and then shipped to our retail locations or directly to customers. These facilities include 15 regional distribution centers (RDC) and 15 flatbed distribution centers (FDC) in the United States. The FDCs distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, pipe, siding, ladders, and building materials. On average, each RDC and FDC serves approximately 115 stores. We also own and operate seven distribution centers, including four lumber yards, to serve our Canadian market.

In addition to the RDCs and FDCs, we also operate coastal holding and transload facilities (CHF) to handle import product, bulk distribution centers (BDC) to handle appliances and other big and bulky product, cross-dock delivery terminals (XDT) to fulfill final mile box truck deliveries, and fulfillment centers (FC) focused on parcel post eligible products. As part of our market-based delivery model, we added three XDT ecosystems (consisting of six new XDTs) in fiscal 2021. We also enhanced our distribution network by opening four BDCs, three FCs, and two CHFs.

Collectively, our facilities enable our import and e-commerce products to get to their destination as efficiently as possible. Most parcel-eligible items can be ordered by a customer and delivered within two business days at standard shipping rates.

In fiscal 2021, approximately 65% of the total dollar amount of merchandise we purchased flowed through our distribution network, while the remaining portion was shipped directly to our stores or customers directly from our vendors.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Flooring, Kitchens & Bath, Millwork, Appliances, and Lumber accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed Sales, which includes both product and labor, accounted for approximately 5% of total sales in fiscal 2021.

Lowe’s Protection Plans and Repair Services
We offer extended protection plans for various products within the Appliances, Kitchens & Bath, Décor, Millwork, Rough Plumbing, Electrical, Seasonal & Outdoor Living, Tools, and Hardware categories. These protection plans provide customers with product protection that enhances or extends coverage offered by the manufacturer’s warranty and provides additional customer-friendly benefits that go beyond the scope of a manufacturer’s warranty. The protection plans provide in-warranty benefits and out-of-warranty repair services for major appliances, outdoor power equipment, tools, grills, fireplaces, air conditioners, water heaters, and other eligible products through our stores or in the home through the Lowe’s Authorized Service Repair Network. Our contact centers take customers’ calls, assesses the problems, and facilitates resolutions, making after-sales service easier for our customers by managing the entire process.

Selling Channels

We are continuing to enhance our omnichannel capabilities, which allows our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, more than half of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, customers may pick up their purchase in-store at the customer service desk, curbside pick-up, or touchless lockers, or have their purchase delivered to their home or business. In addition, flexible fulfillment options are available for in-store purchases and those made through the contact center. Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an endless aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our leverage of our existing infrastructure with the omnichannel capabilities we continue to introduce.

In-Store
Our 1,798 Lowe’s-branded home improvement stores, inclusive of 1,737 in the U.S. and 61 in Canada, are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  The 173 RONA stores operate under various complementary store formats that address target customers and occasions. Our home improvement stores in the U.S. and Canada offer similar products and services, with certain variations based on localization.  We continue to develop and implement tools to make our sales associates more efficient and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with Internet access, making information available quickly to further simplify the shopping experience.

Online
Through our websites and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, product information, customer ratings and reviews, buying guides, how-to videos and other information. These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects. We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store, curbside pick-up, truck delivery and parcel shipment to their homes or businesses. We also offer a new virtual kitchen design service and virtual sales support for sheds, fencing, generators, and other project-related categories to allow our customers to shop how, when, and where they want for services projects.

On-Site
We have on-site specialists available for retail and Pro customers to assist them in selecting products and services for their projects.  Our Pro sales managers meet with Pro customers at their place of business or on a job site and leverage nearby stores and our distribution network to ensure we meet customer needs for products and resources.  In addition, our In-Home Sales program is available in a majority of U.S. Lowe’s home improvement stores to discuss varying exterior projects such as windows/doors, roofing, siding, and deck projects, whose characteristics lend themselves to an in-home consultative sales approach.

Contact Centers
Lowe’s operates three contact centers which are located in Wilkesboro, North Carolina; Albuquerque, New Mexico; and Indianapolis, Indiana. These contact centers help Lowe’s enable an omnichannel customer experience by providing the ability to tender sales, coordinate deliveries, manage after-sale installations, facilitate repair services for Appliances and Outdoor Power Equipment, and answer general customer questions via phone, mail, e-mail, live chat, and social media.

Human Capital

When it comes to attracting and retaining top talent, Lowe’s strives to be an employer of choice. We are committed to creating valuable career opportunities for our associates, supporting them and the communities where they live, and cultivating a culture that invites and encourages diverse opinions and ideas. We enable associates to build meaningful careers that unlock their potential in an inclusive workplace as we work together to deliver the right home improvement products to our customers, with the best service and value, across every channel and community we serve.

As a testament to our commitments, in 2021 we received more than 15 notable employer of choice awards including being named: a Disability:IN National Best Place to Work for Disability Inclusion, a Forbes America’s Best Large Employers, a Best of the Best 2021 Top Employer by Black EOE Journal, HISPANIC Network Magazine, and Professional Woman’s Magazine, and a Best Corporation for Veteran’s Business Enterprises of the Year.

Our People
As of January 28, 2022, Lowe’s employed approximately 200,000 full-time associates and 140,000 part-time associates, primarily in the United States, India, and Canada. During the spring season, we temporarily expand our workforce by hiring associates in part-time, seasonal, and full-time positions to meet the elevated levels of demand.

Certain employees in Canada are subject to collective bargaining agreements. No other employees are subject to collective bargaining agreements. Management considers its relations with employees to be good.

Diversity and Inclusion
We believe that, by building diverse and inclusive teams, we drive better ideas, positive business results, and improve service through a deeper connection with our customers. We continue to execute on our multi-year program to integrate diversity and inclusion initiatives into our corporate strategy across three areas: talent, culture, and business. In our efforts to foster an inclusive culture, we launched a new multigenerational business resource group (BRG) in 2021, building upon the seven existing associate-led BRGs that are sponsored by our executive leadership team. We have also introduced badges for our store uniforms that identify the store associates who speak Spanish or American Sign Language. In 2021, we held our ninth annual Women’s Leadership Summit, focused on developing women leaders across our corporate and field locations. Also, in 2020, Lowe’s joined the OneTen coalition, which as a whole, the coalition has committed to hiring one million Black Americans in the next ten years.

Talent Development
We are committed to securing top talent and providing ongoing training and other developmental opportunities to facilitate meaningful careers at Lowe’s. We enhanced our onboarding process so that new hires can quickly learn the skills needed for their position. We offer a variety of leadership and development programs that develop skills and capabilities from product knowledge in our stores to advanced leadership principles for our leaders.

This year we expanded Lowe's University Academies offerings and included certification programs for store and technology associates that further develop their skills and knowledge base.

Additionally, through Lowe’s Track to the Trades program, we provide tuition reimbursement to our associates, encouraging them to complete apprentice certifications in carpentry, plumbing, electrical, heat, air ventilation and cooling (HVAC), or appliance repair.

Total Rewards and Wellness
In the spirit of building the best team and providing them with the best care, we are proud of the financial and well-being benefits we offer to our associates. We have a strong track record of investing in our workforce by offering locally competitive salaries and wages. We offer a wide variety of health, welfare, and financial benefits to our full-time and part-time associates, including health care and insurance benefits, retirement plans, an employee stock purchase plan, paid time off, leave programs and tuition assistance, among many others.

In response to the evolving coronavirus (COVID-19) pandemic, we continued to evolve our benefits and wellness programs to increase access to care. We waived co-payments on pharmacy home deliveries, covered 100% of COVID-19 testing and vaccines, continued to operate our onsite clinics in a virtual care model, and launched a new virtual behavioral health app. In partnership with CVS retail pharmacy and Premise onsite clinics, we launched a vaccine program, providing onsite access to sites across the country. In 2021, we continued to offer emergency paid leave for associates who are suffering from COVID-19.

Store and Workplace Safety
Our associates and customers drive our success. Providing them a safe environment for both working and shopping is essential. We strive to maintain a culture of safety, which begins with our leaders modeling the behaviors we want our associates to adopt. We embed safety into associate onboarding, developmental e-learning and on-the-job training. In response to the COVID-19 pandemic, we instituted rigorous safety standards in support of social distancing and enhanced sanitizing and cleaning.

Corporate Responsibility Report
Additional information regarding our activities related to our people and human capital strategy, as well as our workforce diversity data, can be found in our Corporate Responsibility Report and Culture, Diversity & Inclusion Report, which are published annually. The contents of these reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and logo and the accompanying name recognition to be valuable to our business. This subsidiary and other wholly-owned subsidiaries own and maintain various additional registered and unregistered trademarks, service marks and trade names, including retail names “RONA” and “Reno Depot”, and private brand product names “Kobalt”, “STAINMASTER” and “allen+roth”. These subsidiaries also maintain various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Government Regulation

We are subject to a wide array of federal, state, and local laws and regulations. We do not currently expect compliance with these laws and regulations to have a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods.

Sustainability

We have a proud history of managing our business responsibly and serving our associates and communities. We continue to integrate sustainability topics and issues into our business, including focusing on product sustainability, our associates and communities, and reducing the environmental footprint of our operations, which we believe will help drive long-term shareholder value. In addition to oversight by the full Board of Directors, the Board has also delegated primary responsibility for more frequent and in-depth oversight of the Company’s sustainability strategies and initiatives and reviewing the Company’s position on significant environmental and social issues to the sustainability committee of the Board of Directors. In fiscal 2021, for the third consecutive year, Lowe’s was included in the Dow Jones Sustainability North America Index based on our environmental, social, and governance practices.

Reducing our Environmental Footprint

We are committed to mitigating climate change by reducing the environmental impact of our operations and supply chain through reducing carbon emissions with investments in energy efficiency, use of renewable energy, environmentally friendly transportation practices, and innovative water and waste management systems.

Greenhouse Gas Emissions

By the end of 2022, we plan to announce a science based net-zero target. The new target will include near and long-term greenhouse gas (GHG) emissions reduction goals for our full value chain. In addition to reducing GHG emissions from our operations, the new target will also include reduction efforts for our supply chain and the products we sell. We are committed to reducing our operational environmental footprint and have made significant investments in our facilities. Over the past three years, we have spent more than $550 million across multiple projects including indoor LED upgrades, replacing stores’ aging HVAC units with high efficiency models, installing and updating building management systems, and installing pallet grinders.

We are a member of the Renewable Energy Buyers Alliance to evaluate and explore new opportunities and technologies across renewable energy markets. Our renewable energy generation expanded in 2020 when 100 megawatts of wind energy became operational in central Texas through a power purchase agreement, and we have established a pipeline of other offsite renewable projects becoming operational over several years. In addition, we are in the process of evaluating on-site solar generation and battery storage options in multiple states.

We are dedicated to promoting sustainable practices in the transportation industry, and we collaborate with the Environmental Protection Agency’s (EPA) SmartWay program to reduce transportation emissions by managing and reducing fuel usage by creating incentives for freight contractors to improve efficiency. We are an EPA SmartWay program partner and aim for 100% SmartWay certification for our transportation providers; in the future this will be a program requirement for all transportation providers along with annual recertification. This program provides access to comprehensive data and oversight of Scope 3 emissions associated with our U.S. transportation footprint.

Waste
We partner with suppliers to improve recycling and waste diversion, develop regional management processes, measure waste streams and conduct waste audits. At a local level, store waste, including cardboard, broken appliances, wood pallets, and more, are recycled through national and regional partners, and we provide in-store recycling and reuse centers for our customers to bring in plastic planter pots, compact fluorescent lamp bulbs, plastic bags, and rechargeable batteries. In fiscal 2021, we joined the How2Recycle partnership in an effort to educate customers and increase the likelihood of proper recycling of our product packaging. As technology and innovative practices improve, we will continue to explore opportunities to participate in the circular economy.

Water
While our water consumption is modest compared with other industries, we continue to focus on reducing water consumption within our operations. We use smart irrigation controllers for efficient watering at the majority of stores in the United States and have been exploring other water-efficient technologies to increase water savings in our stores and garden centers. Additionally, we utilize leak detection technology to catch leaks as they occur to prevent unnecessary water use. We also have protocols in place to manage the disposal of chemicals to prevent release into waterways of the communities we serve.

Product Sustainability

We are committed to promoting sustainable practices throughout our supply chain and providing customers with high quality and safe products. Our products undergo a thorough selection process, beginning with our sourcing decisions. Through collaboration and established management systems, we monitor our suppliers’ practices to secure high-quality products from suppliers who support worker rights and protect the environment. Lowe’s human rights policy, updated in fiscal 2021 to reflect our stance on modern slavery, supports the fundamental principles of Human Rights, as defined by the “Universal Declaration of Human Rights.” We continue to hold all suppliers to our rigorous standards through our human rights policy, our conflict minerals policy, and our Vendor Code of Conduct which includes enhanced environmental standards for all suppliers. In addition, we have a wood sourcing policy that specifies that all wood products sold in our stores originate from well-managed, non-endangered forests.

As part of our commitment to reducing the environmental impact of our products, we continue to increase our offering of independently certified products that have validated environmental claims, reduce the usage of natural resources, and save customers energy and water consumption. We continue to work with local and regional utilities to offer customers assorted rebates for a variety of environmentally efficient products including ENERGY STAR® and WaterSense®.

Sustainability Reporting

Lowe’s participates in the CDP’s climate, forestry, and water security questionnaires to benchmark and quantify our environmental practices, to provide transparency on our progress, and assist in the reduction of our contributions to climate change. In fiscal 2021, Lowe’s externally verified its Scope 1 and Scope 2 GHG emissions and water usage data to increase confidence in our reporting. Additionally, we continued to align our sustainability reporting with the Sustainable Accounting Standards Board (SASB), the Global Reporting Initiative (GRI), and the UN Sustainable Development Goals (SDGs). Lowe’s published its first Task Force on Climate-related Financial Disclosures (TCFD) report in fiscal 2021 to assess our climate-related risks and opportunities and better understand the potential impacts on our value chain.

For more information about Lowe’s sustainability efforts, please visit responsibility.lowes.com.

Investing in Our Communities

We understand the important role Lowe’s plays in providing products, services, and support to communities in need. As part of our goal to invest $350 million by 2025 in local communities, in 2021 we provided more than $100 million to these efforts, reinforcing our commitment to safe, affordable housing, investing in skilled trades education, and focusing on our unwavering support of rebuilding communities in the wake of natural disasters.

Lowe’s celebrated its centennial in 2021 by giving back through a new initiative, 100 Hometowns. We launched the nationwide program to complete 100 impact projects to help communities rebuild from natural disasters, repair critical housing, restore community centers, revive green spaces, and more. In total, more than 1.3 million people benefited from 100 Hometowns.

During the year, Lowe’s led or partnered on initiatives to build, repair, modify, and renovate individual homes and housing facilities that benefit families, front-line workers, veterans, seniors and communities in need. As an NFL partner, we worked with leading national nonprofit organization Rebuilding Together in thirteen NFL team markets to fund and complete critical housing repairs for single-family homes owned by front-line workers impacted by COVID-19. In support of the military and veterans community, we partnered with Building Homes for Heroes to fund and help complete the construction or modification of eleven mortgage-free homes for U.S. veterans who were injured while serving in the military.

As areas of the U.S. recovered from various natural disasters throughout the year, Lowe’s helped meet essential needs in impacted communities and supported relief efforts with the American Red Cross and Good360, a nonprofit leader in product philanthropy. Store associates supported customers by handing out free, critically-needed supplies, providing mobile laundry and shower trailers, volunteering to work at stores most impacted by the storms, and deploying the new Lowe’s Tool Rental Disaster Response Trailer to help people get safely back into their homes and get their local businesses up and running.

Lowe’s also continued efforts to help close the skilled trades gap in the U.S. with Generation T, a digital-first movement aimed at changing the way people see, learn and feel about the skilled trades. Through various partnerships, we offered educational workshops, immersive experiences, and networking opportunities to students, transitioning military service members and their spouses.

In 2021, our associates across the U.S. and Canada contributed nearly 196,000 volunteer hours in the communities where they live and work. A major contributor to this goal is the work done through Lowe’s Heroes, a company-wide effort where we provide funding for each U.S. and Canadian store to identify a project in their hometown that associates can support through volunteering. The Lowe’s Employee Relief Fund, made possible through associate donations and company matching, supports associates in times of significant, unforeseen financial hardship. In 2021, Lowe’s Employee Relief Fund distributed more than $4 million, helping 3,130 associates in need.

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

Strategic, Competitive, Operational, and Reputational Risks

We may be unable to adapt our business concept in a rapidly evolving retail environment to address the changing shopping habits, demands, and demographics of our customers, or realize the intended benefits of strategic initiatives.
The home improvement retail environment, like the retail environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. Our success is dependent on our ability to identify and respond to the economic, social, style, and other trends that affect demographic and consumer preferences in a variety of our merchandise categories and service offerings. Customers’ expectations about how they wish to research, purchase, and receive products and services have also evolved. It is difficult to predict the mix of products and services that our customers will demand. As customers begin to expect a more personalized experience, our ability to offer more localized assortments of our merchandise to appeal to local cultural and demographic tastes within each customer group is important to our ability to effectively meet customer expectations. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.

Further, we have a store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. Our capital investments in our stores may not deliver the relevant shopping experience our customers expect. We must also maintain a safe store environment for our customers and associates, as well as to protect against loss or theft of our inventory (known as “shrink”). Higher rates of shrink, which we have experienced from time to time, can require operational changes that may increase costs.

Failure to identify such trends, adapt our business concept, implement an increasingly localized merchandising assortment, improve and maintain safe stores, and implement change, growth, productivity and other strategic initiatives successfully could negatively affect our relationship with our customers, the demand for the home improvement products and services we sell, the rate of growth of our business, our market share, and results of operations.

We may not be able to realize the benefits of our strategic initiatives focused on omnichannel sales and marketing presence if we fail to deliver the capabilities required to execute on them.
Our interactions with customers have evolved into an omnichannel experience as they increasingly are using computers, tablets, mobile phones, and other electronic devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omnichannel retail is quickly evolving, and we must anticipate and meet our customers’ expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed and provide a consistent customer experience. We also need to collect, use and share relevant customer data to effectively meet customer expectations of a more personalized experience. Our ability to collect, use, and share such data is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security, as well as the change of third party policies restricting data collection, use, and sharing.

The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics have required us to and will continue to require us to deliver large, complex programs requiring integrated planning, initiative prioritization, and program sequencing. These initiatives have required and will continue to require new competencies in many positions, and our management, employees and contractors have had to and will need to continue to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, to support our strategic initiatives and the related technology investments needed to implement our strategic investments, we must attract and retain a large number of skilled professionals, including technology professionals. The market for these professionals is increasingly competitive. Our results of operations, financial condition, or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors or if we are unable to attract, retain and manage the talent succession of additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retail environment.

We have many competitors who could take sales and market share from us if we fail to execute our merchandising, marketing and distribution strategies effectively, or if they develop a substantially more effective or lower cost means of meeting customer needs, resulting in a negative impact on our business and results of operations.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors. The principal competitive factors in our industry include convenience, customer service and experience, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation. We face growing competition from online and omnichannel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. Further, online and omnichannel retailers continue to focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times, including same-day and next-day fulfillment, low-price or free shipping, and convenient pick-up options, including curbside pick-up, in-store pick-up, and buy online pick-up in-store (BOPIS) lockers, and we must make investments to keep up with our customers’ evolving shopping preferences. Our ability to be competitive on delivery times, delivery costs, and delivery options depends on many factors, including successful implementation and the continued maintenance of our initiatives related to supply chain transformation, including our market-based delivery model. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance. Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

If we fail to hire, train, manage, and retain qualified associates with expanded skill sets or corporate support staff with the capabilities of delivering on strategic objectives, we could lose sales to our competitors, and our labor costs, resulting from operations or the execution of corporate strategies, could be negatively affected.
Our customers, whether they are homeowners, renters or commercial businesses, expect our associates to be well trained and knowledgeable about the products we sell and the home improvement services we provide. We compete with other retailers for many of our associates, and we are experiencing an unusually competitive labor market. Wages are increasing across the United States, and competitors are offering higher compensation than before, due to labor market conditions. Many associates are in entry-level or part-time roles with historically high turnover rates, which has led to increased training and retention costs, particularly in a competitive labor market. Increasingly, our sales associates must have expanded skill sets, including, in some instances, the ability to do in-home or telephone sales. We need to attract and retain a diverse workforce that can deliver relevant, culturally competent and differentiated experiences for a wide variety of culturally diverse customers. Additionally, in order to deliver on the omnichannel expectations of our customers, we rely on the specialized training and capabilities of corporate support staff, which are broadly sought after by our competitors. Further, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership are critical to our business success. If we are unable to hire, train, manage, and retain qualified associates and specialists, the quality of service we provide to our customers may decrease and our results of operations could be negatively affected.

Furthermore, our ability to meet our labor needs, particularly in a competitive labor market, while controlling our costs is subject to a variety of external factors, including prevailing wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics and the adoption of new or revised legislation or regulations governing immigration, employment, labor relations, minimum wage, and health care benefits. Periodically, we are subject to labor organizing efforts, and if we become subject to collective bargaining agreements in the future, it could affect how we operate our business and adversely affect our labor costs. In addition to our United States and Canada operations, we have support offices in India and China, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our business and results of operations.

Positively and effectively managing our public image and reputation is critical to our business success, and, if our public image and reputation are damaged, it could negatively impact our relationships with our customers, vendors, and associates and, consequently, our business and results of operations.
Our public image and reputation are critical to ensuring that our customers shop at Lowe’s, our vendors want to do business with Lowe’s, and our associates want to work for Lowe’s. We must continue to manage, preserve and grow Lowe’s public image and reputation. Lowe’s actual or perceived position or lack of position on social, environmental, political, public policy, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation. In addition, failure to meet our stated environmental and social goals, and consumer and investor concerns about our environmental and social practices are potential sources of reputational risk. In addition, vendors and others with whom we do business may affect our reputation. Any negative incident can erode trust and confidence quickly, and adverse publicity about us could damage our reputation and brand image, undermine our customers’ confidence, reduce demand for our products and services, affect our relationships with current and future vendors, impact our results of operations, affect our ability to recruit, retain, and engage our associates, and attract regulatory scrutiny. The significant expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such negative incidents.

Additionally, our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets, and other intellectual property rights are valuable assets of our business. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. If we are unable to successfully protect our intellectual property rights, our business could be adversely affected.

Failure to achieve and maintain a high level of product and service quality could damage our image with customers, expose us to litigation and negatively impact our sales, profitability, cash flows, and financial condition.
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and our brand image. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation, as well as government enforcement action, and result in costly product recalls and other liabilities. As a result, Lowe’s reputation as a retailer of high-quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty. Additionally, we and our customers have expectations on responsible sourcing. Under our Vendor Code of Conduct, our vendors are required to meet our expectations across multiple areas of compliance, including health and safety, environmental standards, compensation, hours of work, and prohibitions on child and forced labor. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase.

Supply Chain and Third-Party Risks

Disruptions in our international supply chain and our fulfillment network for our products due to factors, including the COVID-19 pandemic, trade policy changes, and additional tariffs, have and continue to affect our results of operations.
Circumstances surrounding and related to the COVID-19 pandemic have created unprecedented impacts on the global supply chain. We source, stock and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. Impacts related to the COVID-19 pandemic are placing strains on the domestic and international supply chain that have negatively affected the flow and availability of our products. This can and has resulted in higher out-of-stock inventory positions due to difficulties in timely obtaining products from the manufacturers and suppliers of our products. In addition, the costs of transportation of those products to our distribution centers and stores have increased while availability of transportation has decreased, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

We source a large number of our products from foreign manufacturers, with China being the dominant import source. Tax and trade policies, tariffs, and other regulations affecting trade between the U.S. and other countries, especially China, enacted in recent years increased the cost of our merchandise sourced from outside of the U.S., which represents a large percentage of our overall merchandise. It remains unclear how tax or trade policies, tariffs, or trade relations may evolve in the future, which could adversely affect our business, results of operations, effective income tax rate, liquidity, and net income. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future. The degree of our exposure is dependent on, among other things, the type of goods, rates imposed, and timing of tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.

Financial instability among key vendors, political instability and labor unrest in source countries or elsewhere in our supply chain, changes in the total costs in our supply chain (including fuel and currency exchange rates), labor costs or labor shortages among our vendors, port labor disputes and security, the outbreak of pandemics, weather-related events, natural disasters, armed conflicts, work stoppages, shipping capacity restraints, changes in trade policy, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs or duties, fluctuations in currency exchange rates and transport availability, capacity, and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. In recent years, U.S. ports have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the COVID-19 pandemic. Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, we experience delays in inventory, increased delivery costs or merchandise out-of-stocks that could lead to lost sales and decreased customer confidence, and adversely affect our results of operations.

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
We contract with third-party installers to provide installation services to our customers, and, as the general contractor, we are subject to regulatory requirements and risks applicable to general contractors, including certain licensing and permitting requirements, and those relating to the quality and performance of our third-party installers. Our or our third-party installers’ failures to effectively manage such requirements and internal processes regarding installation services could result in lost sales, fines and lawsuits, as well as damage to our reputation, and may result in the loss of our general contractor licenses, which could negatively affect our business.

Technology and Cybersecurity Risks

Our financial performance could be adversely affected if our information systems or the information systems of third-party vendors are seriously disrupted or we fail to properly maintain, improve, upgrade and expand those systems.
Our efforts to provide an omnichannel experience for our customers include investing in, maintaining and making ongoing improvements of our existing information systems that support operations, such as sales, inventory replenishment, merchandise ordering, project design and execution, transportation, receipt processing and fulfillment. We also engage third-party vendors for a variety of reasons, including for digital storage technology and content delivery. Such vendors may have access to information about our customers, associates, or vendors. Our systems and the systems of third-party vendors are subject to damage or interruption as a result of catastrophic events, power outages, viruses, malicious attacks and telecommunications failures, or other vulnerabilities and irregularities, and as a result we may incur significant expense, data loss, as well as, an erosion of customer confidence. Additionally, we continually make investments in our systems which may introduce disruption. Our financial performance could be adversely affected if our information systems are seriously disrupted or we fail to properly maintain, improve, upgrade and expand those systems.

As customer-facing technology systems become an increasingly important part of our omnichannel sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the Internet from computers, tablets, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them. Our websites, including Lowes.com, are a sales channel for our products, and are also a method of making product, project and other relevant information available to our customers that impacts our in-store sales. Additionally, we have multiple affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among, and otherwise interact with our customers, including through online visualization and configuration tools. Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service, ransomware, or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented, could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable online vendor and source of information about home improvement products and services.

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect customer, employee, vendor, or Company information or to comply with evolving regulations relating to our obligation to protect our systems, assets and such information.

Cyber attacks and tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile security breaches leading to unauthorized release of sensitive customer information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods. As with many other retailers, we collect, process, transmit, store, and delete certain personal information about our customers, employees and vendors, as well as confidential, sensitive, proprietary and business, personal and payment card information. Additionally, we use third-party service providers for certain services, such as authentication, content delivery, back-office support, fraud prevention, order and service fulfillment, supply chain management, customer service, workforce management, and other functions, and we provide such third-party service providers with personal and other confidential information necessary for the services concerned. We are subject to the risk that unauthorized parties will attempt to gain access to our systems or our information through fraud or other means of deceiving our associates, third party providers, or vendors. Certain of our third-party vendors have been subject to disruptions due to ransomware and other cyber attacks. We and our third-party service providers may not be able to adequately anticipate or prevent a future breach in our or their systems that results in the unauthorized access to, destruction, misuse, or release of personal information or other sensitive data. It can be difficult to preempt or detect ever-evolving forms of cyber-attacks. A ransomware attack could prevent us or our third-party service providers from accessing data or systems that support Lowe’s operations. Our information security or our service providers’ information security may also be compromised because of human errors, including by employees, or system errors. Our systems and our service providers’ systems are additionally vulnerable to a number of other causes, such as critical infrastructure outages, computer viruses, technology system failures, catastrophic events or cyber-attacks, including the use of malicious codes, worms, phishing, and ransomware. In the event that our systems are breached or damaged for any reason, we may also suffer loss or unavailability of data and interruptions to our business operations while such breach or damage is being remedied. Should these events occur, the unauthorized disclosure, loss or unavailability of data and disruption to our business may have a material adverse effect on our reputation, drive existing and potential customers away and lead to financial losses from remedial actions, or potential liability, including possible litigation and punitive damages. A security breach resulting in the unauthorized release of data from our information systems or our third-party service providers’ information systems could also materially increase the costs we already incur to protect against such risks and require dedication of substantial resources to manage the aftermath of such a breach.

Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex. In the United States alone, we may be subject to regulation at both the federal and state level. For example, the California Consumer Privacy Act of 2018 and its subsequent amendment grants California consumers certain rights over their personal information and imposes stringent requirements on the collection, use and sharing of “personal information” of California consumers. Other U.S. states are proposing or have adopted similar laws related to the protection of personal information, including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which will go into effect in 2023, and the U.S. federal government is also considering federal privacy legislation. In order to maintain our compliance with such laws as they come to fruition, we may sustain increased costs in order to continually evaluate our policies and processes and adapt to new requirements that are or become applicable to us. As the regulatory environment relating to retailers’ and other companies’ obligation to protect personal information becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines, other regulatory sanctions or government investigation, and potentially to lawsuits brought by private individuals, regulators or states’ attorney general. Such violation or perceived violation of privacy, including improper collection, use of sharing of personal information, or failure to sufficiently disclose privacy practice, can adversely affect the trust that customers, employees, and business partners have in us related to their personal information.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, PayPal, trade credit, gift cards, cash, consumer invoicing and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

Operating internationally presents unique challenges, including some that have required us to adapt our store operations, merchandising, marketing, and distribution functions to serve customers in Canada. Our business and results of operations could be negatively affected if we are unable to effectively address these challenges.
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
The COVID-19 pandemic had a significant effect on us in 2020 and 2021, affecting our business operations, demand for our products and services, our costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial condition, among other things. There is considerable uncertainty regarding the continuing effects of the pandemic, including the possible recurrence of measures to try to contain the virus, such as travel restrictions, quarantines, “shelter-in-place” orders, and various other restrictive measures.

In addition, we have seen an increase in spending on home improvement products and projects during the pandemic, as customers have focused on their homes and have spent less on other items like travel and entertainment. As the pandemic begins to subside, customers may shift their spending away from home improvement and back to other areas, which may have an adverse impact on our sales.

The extent to which the COVID-19 pandemic further impacts our business, results of operations and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including among others:

•the duration and scope of the pandemic and associated disruptions, including whether there are additional “waves” or other continued periods of increases or spikes in the number of COVID-19 cases, future variants or related strains of the virus in areas where we or our suppliers operate;

•the effects of current and future governmental and public responses to changing conditions;

•the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19; and

•evolving macroeconomic factors, including general economic uncertainty, unemployment rates and recessionary pressures.

Any of the foregoing factors, or other effects of the COVID-19 pandemic or another pandemic, may result in adverse impacts to our business, results of operations, and financial condition. The impacts of the COVID-19 pandemic may also exacerbate other risks discussed herein.

Our sales are dependent upon the health and stability of the general economy. Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable sales.
Many U.S. and global economic factors may adversely affect our financial performance. These include, but are not limited to, periods of slow economic growth or recession, home price appreciation or decreasing housing turnover, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, consumer debt levels, changes in tax rates and policy, outbreak of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, armed conflicts, and acts of both domestic and international terrorism. Sales of many of our product categories and services are driven by the activity level of home improvement projects. Adverse development in these factors could result in a decrease in home improvement activity which could reduce demand for our products and services.

Our business could be affected by uncharacteristic or significant weather conditions, including natural disasters and changes in climate, as well as other catastrophic events, which could impact our operations.
Natural disasters, such as hurricanes and tropical storms, fires, floods, tornadoes, and earthquakes; unseasonable, or unexpected or extreme weather conditions, such as major or extended winter storms or droughts, whether as a result of climate change or otherwise; severe changes in climate; pandemics and public health concerns; acts of terrorism or violence, including active shooter situations; civil unrest; or similar disruptions and catastrophic events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. These types of events can also adversely affect our work force and prevent associates and customers from reaching our stores and other facilities. They can also disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders and to communicate with our stores. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures, could render a portion of our inventory damaged or unsellable. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

Our business and operations are subject to risks related to the long-term effects of global climate change.
Our business and operations are subject to inherent climate-related risks. These include both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. Climate change, extreme weather conditions, wildfires, droughts, and rising sea levels may impact the areas in which the Company’s operations and facilities are located, and they could also affect our ability to procure commodities at costs and in quantities we currently experience. Such events could result in an increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Government regulations limiting carbon dioxide and other greenhouse gas emissions may increase compliance and merchandise costs, and other regulations affecting energy inputs could materially affect our profitability. In addition, we also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns.

Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
Our business is subject to a wide array of federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements, collective bargaining units, the classification of exempt and non-exempt employees, the distinction between employees and contractors, other wage, labor or workplace regulations, health care, data privacy and cybersecurity, the sale and pricing of some of our products, transportation, logistics, international trade, responsible sourcing, supply chain transparency, taxes, unclaimed property, sustainability, the environment and climate change, including energy costs and consumption, could increase our costs of doing business or impact our operations. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to reputation and legal risk, including government enforcement action and class action civil litigation, which could adversely affect our business, financial condition and results of operations.

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

The inflation or deflation of commodity prices could affect our prices, demand for our products and our sales.
Prices of certain commodity products, including lumber, copper, and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Rapid and significant changes in commodity prices, such as changes in lumber prices, affect the demand for our products and our sales.

Tax matters could adversely affect our results of operations and financial conditions.
We may be affected by higher rates of federal, state, or local tax imposed as a result of political developments or economic conditions, which could affect our effective tax rate. Our effective tax rate and future tax liability could be adversely affected by regulatory and legal changes, the results of tax audits and examinations, and changes in accounting principles and interpretations relating to tax matters, all of which could negatively impact our business. In addition, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At January 28, 2022, our properties consisted of 1,971 stores in the United States and Canada with a total of approximately 208 million square feet of selling space.  Of the total stores operating at January 28, 2022, approximately 84% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate regional distribution centers and other facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

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

Name	Age	Title
Marvin R. Ellison	57	Chairman, President and Chief Executive Officer since May 2021; President and Chief Executive Officer, July 2018 – May 2021; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc. (a department store retailer), 2016 – May 2018; Chief Executive Officer, J.C. Penney Company, Inc., 2015 – 2016; President, J.C. Penney Company, Inc., 2014 – 2015; Executive Vice President – U.S. Stores, The Home Depot, Inc. (a home improvement retailer) 2008 – 2014.

William P. Boltz	59	Executive Vice President, Merchandising since August 2018; President and CEO, Chervon North America (a global power tool supplier), 2015 – 2018; President and owner of The Boltz Group, LLC (a retail consulting firm), 2013 – 2015; Senior Vice President, Merchandising, The Home Depot, Inc. (a home improvement retailer), 2006 – 2012.

David M. Denton	56	Executive Vice President, Chief Financial Officer since November 2018; Executive Vice President and Chief Financial Officer, CVS Health Corporation (a diversified health solutions company), 2010 – November 2018.

Janice Dupré	57	Executive Vice President, Human Resources since June 2020; Senior Vice President, Talent Management & Diversity and Global Chief Diversity Officer, January 2020 – June 2020; Vice President, Leadership Development and Global Chief Diversity Officer, November 2017 – January 2020; Vice President of Diversity & Inclusion, McKesson Corporation (a healthcare company), June 2015 – October 2017.

Donald E. Frieson	63	Executive Vice President, Supply Chain since August 2018; Executive Vice President, Operations, Sam’s Club (a general merchandise retailer), 2014 – 2017; Senior Vice President, Replenishment, Planning and Real Estate, Sam’s Club, 2012 – 2014.

Seemantini Godbole	52	Executive Vice President, Chief Information Officer since November 2018; Senior Vice President, Digital and Marketing Technology, Target Corporation (a department store retailer), January 2017 – November 2018; Vice President, Digital and Marketing Technology, Target Corporation, 2013 – December 2016.

Ross W. McCanless	64	Executive Vice President, General Counsel and Corporate Secretary since 2018; Chief Legal Officer, Secretary and Chief Compliance Officer, 2016 – 2018; General Counsel, Secretary and Chief Compliance Officer, 2015 – 2016; Chief Legal Officer, Extended Stay America, Inc. (a hotel operating company) and ESH Hospitality, Inc. (a hotel real estate investment company), 2013 – 2014.

Joseph M. McFarland III	52	Executive Vice President, Stores since August 2018; Executive Vice President and Chief Customer Officer, J.C. Penney Company, Inc. (a department store retailer), March 2018 – August 2018; Executive Vice President, Stores, J.C. Penney Company, Inc., 2016 – March 2018; Divisional President, The Home Depot, Inc. (a home improvement retailer), 2007 – 2015.

Marisa F. Thalberg	52	Executive Vice President, Chief Brand and Marketing Officer since February 2020; Global Chief Brand Officer, Taco Bell Corporation (a fast-food company), January 2018 – February 2020; Chief Marketing Officer, Taco Bell Corporation, January 2016 – January 2018; Chief Brand Engagement Officer, Taco Bell Corporation, May 2015 – January 2016; Vice President, Corporate Digital and Content Marketing Worldwide, The Estée Lauder Companies (a beauty products company), 2007 – May 2015.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 17, 2022, there were 21,284 holders of record of Lowe’s common stock.

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on February 3, 2017 in the Company’s common stock and each of the indices.

	2/3/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022
Lowe’s	$100.00	$141.08	$137.68	$167.96	$245.12	$350.10
S&P 500	100.00	122.62	122.55	148.95	174.62	211.27
S&P Retail Index	$100.00	$142.48	$154.19	$185.97	$262.93	$278.43

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2021:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 30, 2021 - November 26, 2021 [3]	12,081,035	$248.99	12,080,454	$7,307,846,188
November 27, 2021 - December 31, 2021	1,147	253.46	—	20,307,846,188
January 1, 2022 - January 28, 2022 [3]	4,059,224	245.34	4,044,512	19,727,849,966
As of January 28, 2022	16,141,406	$248.07	16,124,966	$19,727,849,966
1    The total number of shares purchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2    On December 15, 2021, the Company announced that its Board of Directors authorized an additional $13.0 billion of share repurchases, in addition to the $15.0 billion of share repurchases authorized by the Board of Directors in December 2020, with no expiration.
3    In November 2021, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $3.0 billion to the financial institution and received an initial delivery of 10.3 million shares. In January 2022, prior to the end of the fiscal year, the Company finalized the transaction and received an additional 1.6 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6 - Reserved

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the two-year period ended January 28, 2022 (our fiscal years 2021 and 2020).  Unless otherwise noted, all references herein for the years 2021, 2020, and 2019 represent the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Performance Overview

Net sales for fiscal 2021 increased 7.4% over fiscal year 2020 to $96.3 billion. The increase in total sales was primarily driven by comparable sales growth. Comparable sales increased 6.9% over fiscal year 2020, driven by an 11.1% increase in comparable average ticket, partially offset by a 4.2% decrease in comparable customer transactions. Net earnings for fiscal 2021 increased 44.7% to $8.4 billion. Diluted earnings per common share increased 55.3% in fiscal year 2021 to $12.04 from $7.75 in 2020. Included in the fiscal 2020 results are a $1.1 billion pre-tax loss on extinguishment of debt from cash tender offers to purchase and retire an aggregate principal amount of $3.0 billion in outstanding notes, as well as operating costs related to the Canada restructuring actions. Adjusting for these items, diluted earnings per common share increased 35.9% to $12.04 in 2021 from adjusted diluted earnings per common share of $8.86 in 2020 (see the non-GAAP financial measures discussion).

For 2021, cash flows from operating activities were $10.1 billion, with $1.9 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased $13.1 billion of common stock and paid $2.0 billion in dividends during the year.

In 2021, we experienced comparable sales increases in eleven of fifteen product categories and all fifteen U.S. regions. Our Total Home strategy continues to gain momentum as we provide a one-stop solution for both DIY and Pro customers. Throughout fiscal 2021, we maintained focus on the Pro customer with improved in-stock inventory levels and store layout, enhanced service offerings, and expanded brand and product offerings that meet their project needs. We enhanced the customer online shopping experience with improved search and navigation functionality and expanded on-trend inventory assortments. Our private brand product assortment has also elevated our performance with the DIY customer, especially in Home Décor. In addition, we have expanded our omnichannel fulfillment capabilities. During 2021, we converted three geographic areas to our market-based delivery model for big and bulky product. In this new model, product flows directly to customer homes from our distribution network, bypassing stores altogether. As part of our fulfillment capabilities, our customers can also now track appliance deliveries in real time and we continue to expand our same-day and next-day fulfillment options.

In the stores, our disciplined focus on driving operating leverage through our Perpetual Productivity Improvement (PPI) initiatives resulted in operational process improvements that reduced the amount of time our associates spend on tasking activities and can instead focus on serving our customers. As part of these initiatives, we recently launched a new store inventory management system that provides associates real-time visibility to inventory in their store and reduces non-productive hours spent looking for product. In addition, we expanded our simplified user interface introduced earlier in the year across the sales floor which accelerates the associate training process and allows associates to focus on customer service while reducing customer wait times.

Looking Forward

As part of our continued efforts around our Total Home strategy, we are focused on further enhancing our omnichannel capabilities in 2022 across three key areas: expanding our online assortment, enhancing the user experience, and improving fulfillment. We will continue to expand our Lowes.com assortment to meet our customers’ design and lifestyle needs, while at the same time, enhancing the user experience with upgrades to the visualization and configuration tools we offer online. As we head into spring, we have leveraged our expanded supply chain network to position our in-stock inventory for our heavy selling season.

While there is uncertainty in the economy with rising interest rates and inflation, our outlook for the home improvement industry remains robust, and we believe we are well-positioned to accelerate our market share gains through our Total Home strategy.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	100.00%	100.00%	N/A	7.4%
Gross margin	33.30	33.01	29	8.4
Expenses:
Selling, general and administrative	19.01	20.68	(167)	(1.2)
Depreciation and amortization	1.73	1.56	17	18.8
Operating income	12.56	10.77	179	25.4
Interest – net	0.92	0.95	(3)	4.4
Loss on extinguishment of debt	—	1.18	(118)	(100.0)
Pre-tax earnings	11.64	8.64	300	44.8
Income tax provision	2.87	2.13	74	45.3
Net earnings	8.77%	6.51%	226	44.7%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	100.00%	100.00%	N/A	24.2%
Gross margin	33.01	31.80	121	28.9
Expenses:
Selling, general and administrative	20.68	21.30	(62)	20.6
Depreciation and amortization	1.56	1.75	(19)	10.9
Operating income	10.77	8.75	202	52.8
Interest – net	0.95	0.96	(1)	22.9
Loss on extinguishment of debt	1.18	—	118	N/A
Pre-tax earnings	8.64	7.79	85	37.6
Income tax provision	2.13	1.86	27	41.8
Net earnings	6.51%	5.93%	58	36.3%
The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

Other Metrics	2021	2020	2019
Comparable sales increase [1]	6.9%	26.1%	2.6%
Total customer transactions (in millions)	1,002	1,046	921
Average ticket [2]	$96.09	$85.67	$78.36
At end of year:
Number of stores	1,971	1,974	1,977
Sales floor square feet (in millions)	208	208	208
Average store size selling square feet (in thousands) [3]	106	105	105
Return on average assets [4]	17.5%	12.4%	10.8%
Net earnings to average debt and shareholders’ (deficit)/equity [5]	32.3%	21.9%	17.2%
Return on invested capital [5]	35.3%	27.7%	19.9%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales include online sales, which positively impacted the comparable sales increase in fiscal 2021, fiscal 2020, and fiscal 2019 by approximately 150 basis points, 565 basis points, and 25 basis points, respectively.
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
5    Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and shareholders’ (deficit)/equity is the most comparable GAAP ratio. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is a non-GAAP financial measure. Management believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core financial performance. Adjusted diluted earnings per share excludes the impact of discrete items, further described below, not contemplated in the Company’s business outlook for fiscal 2020. Unless otherwise noted, the income tax effect of these adjustments is calculated using the marginal rate for the period. There were no non-GAAP adjustments in fiscal 2021.

Fiscal 2020 Impacts
•In the third quarter of fiscal 2020, the Company recognized a $1.1 billion loss on extinguishment of debt in connection with the cash tender offers on an aggregate principal amount of $3.0 billion in outstanding notes (Loss on extinguishment of debt).

•Beginning in the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and in the fourth quarter of fiscal 2019, the Company announced additional actions to improve future performance and profitability of its Canadian operations. As a result of this review and related actions, the Company recognized pre-tax operating costs of $45 million related to inventory write-downs and other closing costs in fiscal 2020 (Canada restructuring).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining this non-GAAP financial measure may differ from the method used by other companies and may not be comparable.

23

	2020
	Pre-Tax Earnings	Tax	Net Earnings
Diluted earnings per share, as reported			$7.75
Non-GAAP adjustments – per share impacts
Loss on extinguishment of debt	1.41	(0.36)	1.05
Canada restructuring	0.06	—	0.06
Adjusted diluted earnings per share			$8.86

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

We define ROIC as the rolling 12 months’ lease adjusted net operating profit after tax (Lease adjusted NOPAT) divided by the average of current year and prior year ending debt and shareholders’ (deficit)/equity. Lease adjusted NOPAT is a non-GAAP financial measure, and net earnings is considered to be the most comparable GAAP financial measure. The calculation of ROIC, together with a reconciliation of net earnings to Lease adjusted NOPAT, is as follows:

(In millions, except percentage data)	2021	2020	2019
Calculation of Return on Invested Capital
Numerator
Net earnings	$8,442	$5,835	$4,281
Plus:
Interest expense – net	885	848	691
Operating lease interest	160	171	195
Loss on extinguishment of debt	—	1,060	—
Provision for income taxes	2,766	1,904	1,342
Lease adjusted net operating profit	12,253	9,818	6,509
Less:
Income tax adjustment [1]	3,024	2,416	1,554
Lease adjusted net operating profit after tax	$9,229	$7,402	$4,955

Denominator
Average debt and shareholders’ (deficit)/equity [2]	$26,109	$26,686	$24,950
Net earnings to average debt and shareholders’ (deficit)/equity	32.3%	21.9%	17.2%
Return on invested capital	35.3%	27.7%	19.9%
1    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 24.7%, 24.6%, and 23.9% for 2021, 2020, and 2019, respectively.
2    Average debt and shareholders’ (deficit)/equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ (deficit)/equity.

Fiscal 2021 Compared to Fiscal 2020

Net Sales – Net sales increased 7.4% to $96.3 billion in 2021. The increase in total sales was driven by comparable sales growth. Comparable sales increased 6.9% over the same period, driven by an 11.1% increase in comparable average ticket, partially offset by a 4.2% decline in comparable customer transactions. Comparable sales change during each quarter of the fiscal year, as reported, were an increase of 25.9% in the first quarter, decline of 1.7% in the second quarter, increase of 2.2% in the third quarter, and increase of 5.0% in the fourth quarter.

During 2021, we experienced comparable sales increases in eleven of fifteen product categories, led by Electrical, Lumber, and Flooring. We delivered strong comparable sales in Electrical and Lumber due to strong unit demand from Pro customers, as well as unit price increases driven by inflation. New product offerings drove strong sales in Flooring, led by Vinyl Flooring. We experienced lower comparable sales in Paint, Hardware, and Lighting due to cycling prior year DIY demand at the onset of the COVID-19 pandemic. Geographically, all fifteen U.S. regions and Canada experienced positive comparable sales.

Gross Margin – Gross margin as a percentage of sales for 2021 increased 29 basis points compared to 2020. Gross margin was positively impacted by approximately 65 basis points of total rate improvement driven by continued improvement in managing product costs and disciplined pricing strategies, as well as approximately 25 basis points of leverage from higher credit revenue. These benefits were partially offset by 35 basis points of deleverage due to product mix and 30 basis points of deleverage from supply chain costs.

SG&A – SG&A expense for 2021 leveraged 167 basis points as a percentage of sales compared to 2020. This was primarily driven by 115 basis points of leverage due to lower COVID-19 related expenses, including additional compensation to hourly front-line associates, emergency paid leave, and cleaning costs; 45 basis points of leverage in retail operating salaries due to increased sales and improved operating efficiencies as a result of our PPI initiatives; and 30 basis points of leverage due to costs associated with the reset of the layout of our U.S. stores in the prior year. These benefits were partially offset by 20 basis points of deleverage due to the fourth quarter discretionary bonus to front-line associates.

Depreciation and Amortization – Depreciation and amortization expense deleveraged 17 basis points for 2021 as a percentage of sales compared to 2020, driven by ongoing capital investments in store environment, store equipment, and technology projects. Property, less accumulated depreciation, decreased to $19.1 billion at January 28, 2022, compared to $19.2 billion at January 29, 2021.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2021	2020
Interest expense, net of amount capitalized	$869	$859
Amortization of original issue discount and loan costs	16	13
Interest on tax uncertainties	12	—
Interest income	(12)	(24)
Interest – net	$885	$848

Net interest expense in 2021 leveraged three basis points primarily as a result of increased sales in the current year, offset by interest expense related to the issuance of $2.0 billion unsecured notes in March 2021 and $2.0 billion unsecured notes in September 2021.

Loss on Extinguishment of Debt – During the third quarter of 2020, we repurchased and retired $3.0 billion aggregate principal amount of our outstanding debt resulting in a loss on extinguishment of debt of $1.1 billion.

Income Tax Provision – Our effective income tax rate was 24.7% in 2021 compared to 24.6% in 2020.

Fiscal 2020 Compared to Fiscal 2019

For a comparison of our results of operations, financial condition, liquidity, and capital resources for the fiscal years ended January 29, 2021 and January 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 22, 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations supplemented with our short-term and long-term borrowings, remain sufficient to fund our operations while allowing us to make strategic investments to support long-term growth and return excess cash to shareholders in the form of dividends and share repurchases. As of January 28, 2022, we held $1.1 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities. We believe these sources of liquidity and our continued access to the capital markets on both a short-term and long-term basis, as needed, are adequate to fund our operations and investments to grow our business, repay our debt as it becomes due, pay dividends, and fund our share repurchases over the next twelve months.

As of January 28, 2022, our material contractual obligations and commercial commitments consist of leases, long-term debt, purchase obligations, and letters of credit. See Note 6, Note 8, and Note 15 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for amounts outstanding related to leases, long-term debt, and commitments, respectively, as of January 28, 2022.

Cash Flows Provided by Operating Activities

(In millions)	2021	2020
Net cash provided by operating activities	$10,113	$11,049

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the year ended January 28, 2022, versus the year ended January 29, 2021, was due primarily to changes in working capital, partially offset by higher net earnings. Accounts payable increased for fiscal 2021 by $466 million compared to an increase of $3.2 billion in fiscal 2020, driving a reduction of $2.7 billion in operating cash flows for fiscal 2021. Inventory decreased operating cash flow for fiscal 2021 by approximately $1.4 billion compared to a decrease of $3.0 billion for fiscal 2020. The increase in accounts payable and inventory in the prior year was driven by a ramp up in inventory purchase volume to meet sustained customer demand at the beginning of the COVID-19 pandemic. In the current year, we have continued to experience sustained demand levels and maintained a higher level of inventory and related accounts payable. Other operating liabilities decreased $570 million for fiscal 2021 compared to an increase of $813 million in fiscal 2020. The decrease in other operating liabilities in the current year compared to the prior year is primarily driven by COVID-related accrued discretionary compensation for hourly associates in the prior year and timing of tax payments.

Cash Flows Used in Investing Activities

(In millions)	2021	2020
Net cash used in investing activities	$(1,646)	$(1,894)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $1.9 billion in 2021 and $1.8 billion in 2020. The following table provides the allocation of capital expenditures for 2021 and 2020:

	2021	2020
Existing store investments ¹	75%	85%
Strategic initiatives ²	15%	10%
New stores, new corporate facilities and international [3]	10%	5%
Total capital expenditures	100%	100%
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

For 2022, our capital expenditures forecast is approximately $2.0 billion. The following table provides the allocation of our fiscal 2022 capital expenditures forecast:

2022
Existing store investments	70%
Strategic initiatives	20%
New stores, new corporate facilities and international	10%

Cash Flows Used in Financing Activities

(In millions)	2021	2020
Net cash used in financing activities	$(12,016)	$(5,191)

Net cash used in financing activities primarily consist of transactions related to our debt, share repurchases, and cash dividend payments.

Total Debt

In 2021, we issued $4.0 billion of unsecured notes. This is comprised of $2.0 billion of unsecured notes issued in March 2021 and $2.0 billion of unsecured notes issued in September 2021, the proceeds of which were designated for general corporate purposes. In April 2021, we also entered into a $1.0 billion unsecured 364-day term loan facility (the 2021 Term Loan), which was repaid during fiscal 2021. In 2021, we also paid approximately $1.0 billion to retire scheduled debts at maturity.

In December 2021, we entered into a $2.0 billion five-year unsecured revolving third amended and restated credit agreement (the Third Amended and Restated Credit Agreement) with a syndicate of banks. The Third Amended and Restated Credit Agreement amends and restates the Company’s amended and restated credit agreement, dated September 10, 2018 (the Second Amended and Restated Credit Agreement), to among other things (i) extend the maturity date of the revolving credit facility to December 2026 and (ii) increase the aggregate availability to a total of $2.0 billion.

Also in December 2021, we amended the five-year unsecured revolving credit agreement dated March 23, 2020 (the 2020 Credit Agreement) with a syndicate of banks. The amendment, among other things, increased the availability of the unsecured revolving credit agreement to $2.0 billion, maturing in March 2025. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement, the Company may increase the combined aggregate availability of both agreements by an additional $1.0 billion.

The Third Amended and Restated Credit Agreement and the 2020 Credit Agreement (collectively, the Credit Agreements) support our commercial paper program. The amount available to be drawn under the Credit Agreements is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement as of January 28, 2022. There were no outstanding borrowings under the commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement as of January 29, 2021. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement as of January 28, 2022, was $4.0 billion.

The Third Amended and Restated Credit Agreement and the 2020 Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at January 28, 2022.

Our ratio of debt to capital (shareholder’s (deficit)/equity plus debt) was 124.2% and 93.8% as of January 28, 2022 and January 29, 2021, respectively.

The following table includes additional information related to our debt for 2021 and 2020:

(In millions, except for interest rate data)	2021	2020
Net proceeds from issuance of debt	$4,972	$7,929
Repayment of debt	$(2,118)	$(5,618)
Net change in commercial paper	$—	$(941)
Maximum commercial paper outstanding at any month-end	$400	$1,858
Short-term borrowings outstanding at year-end	$—	$—
Weighted-average interest rate of short-term borrowings outstanding	—%	—%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities on share-based payments. Shares repurchased are returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for 2021 and 2020:

(In millions, except per share data)	2021	2020
Total amount paid for share repurchases	$13,012	$4,971
Total number of shares repurchased	62.8	34.5
Average price paid per share	$207.32	$144.08

As of January 28, 2022, we had $19.7 billion remaining under our share repurchase program with no expiration date. For 2022, we expect to repurchase shares totaling approximately $12.0 billion, subject to market conditions.

Dividends

In the third quarter of 2021, we increased our quarterly dividend payment by 33% to $0.80 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for 2021 and 2020:

(In millions, except per share data and percentage data)	2021	2020
Total cash dividend payments	$1,984	$1,704
Dividends paid per share	$2.80	$2.25
Dividend payout ratio	24%	29%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 21, 2022, which is disclosed to provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2021, our reserve decreased approximately $14 million to $168 million as of January 28, 2022.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  During 2021, the inventory shrink reserve increased approximately $49 million to $414 million as of January 28, 2022, in response to higher volumes and estimated shrinkage rates based on results from previous physical inventories.

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

For vendor funds, we develop accrual rates based on the provisions of the agreements in place.  Due to the diversity of the individual vendor agreements, we perform analyses and review historical purchase trends and volumes throughout the year, adjust accrual rates as appropriate and confirm actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would have affected net earnings by approximately $13 million for 2021. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrink reserve would have affected net earnings by approximately $31 million for 2021.

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

We evaluate locations for triggering events relating to long-lived asset impairment on a quarterly basis to determine when a location’s assets may not be recoverable. For operating locations, our primary indicator that assets may not be recoverable is consistently negative cash flow for a twelve month period for those locations that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing operating results. Management also monitors other factors when evaluating operating locations for impairment, including individual locations’ execution of their operating plans and local market conditions, including incursion, which is the opening of either other Lowe’s locations or those of a direct competitor within the same market. We also consider there to be a triggering event when there is a current expectation that it is more likely than not that a given location will be closed or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Effect if actual results differ from assumptions
During fiscal years 2021 and 2020, long-lived asset impairment recorded within selling, general and administrative expenses in the consolidated statements of earnings was immaterial. We have not made any material changes in the methodology used to estimate the future cash flows of operating locations or locations identified for closure during the past three fiscal years. If the actual results are not consistent with the assumptions and judgments we have made in determining whether it is more likely than not that a location will be closed significantly before the end of its useful life or in estimating future cash flows and determining asset fair values, our actual impairment losses could vary from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plans, and certain medical and dental claims. We have excess insurance coverage above certain retention amounts to limit exposure from single events and earnings volatility. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $10 million per occurrence involving general or product liability, and $10 million per occurrence involving automobile. We do not have any excess insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2021, our self-insurance liabilities increased approximately $23 million to $1.1 billion as of January 28, 2022.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $84 million for 2021. A 100 basis point change in our discount rate would have affected net earnings by approximately $23 million for 2021.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates, commodity prices and foreign currency exchange rates.

Interest Rate Risk

We use forward starting interest rate swaps to hedge our exposure to the impact of interest rate changes in future debt issuances. The fair value of our derivative financial instruments as of January 28, 2022, was not material. Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because our long-term debt is carried at amortized cost and consists primarily of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful for our financial instruments.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of January 28, 2022.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of January 28, 2022, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 28, 2022 and January 29, 2021, the related consolidated statements of earnings, comprehensive income, shareholders’ (deficit)/equity, and cash flows, for each of the three fiscal years in the period ended January 28, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2022 and January 29, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company receives funds from its vendors in the normal course of business, principally as a result of purchase volumes and sales. In the fiscal year ended January 28, 2022, the Company purchased inventory from a significant number of vendors. Many of the vendor funds associated with these purchases are earned under agreements that are negotiated on an annual basis or shorter. The funds are recorded as a reduction to the cost of inventory as they are earned. As the related inventory is sold, the amounts are recorded as a reduction to cost of sales.
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
March 21, 2022

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 28, 2022, of the Company and our report dated March 21, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 21, 2022

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	Fiscal Years Ended
	January 28, 2022		January 29, 2021		January 31, 2020
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$96,250	100.00%	$89,597	100.00%	$72,148	100.00%
Cost of sales	64,194	66.70	60,025	66.99	49,205	68.20
Gross margin	32,056	33.30	29,572	33.01	22,943	31.80
Expenses:
Selling, general and administrative	18,301	19.01	18,526	20.68	15,367	21.30
Depreciation and amortization	1,662	1.73	1,399	1.56	1,262	1.75
Operating income	12,093	12.56	9,647	10.77	6,314	8.75
Interest – net	885	0.92	848	0.95	691	0.96
Loss on extinguishment of debt	—	—	1,060	1.18	—	—
Pre-tax earnings	11,208	11.64	7,739	8.64	5,623	7.79
Income tax provision	2,766	2.87	1,904	2.13	1,342	1.86
Net earnings	$8,442	8.77%	$5,835	6.51%	$4,281	5.93%

Basic earnings per common share	$12.07		$7.77		$5.49
Diluted earnings per common share	$12.04		$7.75		$5.49

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	Fiscal Years Ended
	January 28, 2022		January 29, 2021		January 31, 2020
	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$8,442	8.77%	$5,835	6.51%	$4,281	5.93%
Foreign currency translation adjustments – net of tax	(4)	—	78	0.09	94	0.13
Cash flow hedges – net of tax	109	0.11	(79)	(0.09)	(22)	(0.03)
Other	(5)	(0.01)	1	—	1	—
Other comprehensive income	100	0.10	—	—	73	0.10
Comprehensive income	$8,542	8.87%	$5,835	6.51%	$4,354	6.03%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	January 28, 2022	January 29, 2021

Assets
Current assets:
Cash and cash equivalents	$1,133	$4,690
Short-term investments	271	506
Merchandise inventory – net	17,605	16,193
Other current assets	1,051	937
Total current assets	20,060	22,326
Property, less accumulated depreciation	19,071	19,155
Operating lease right-of-use assets	4,108	3,832
Long-term investments	199	200
Deferred income taxes – net	164	340
Other assets	1,038	882
Total assets	$44,640	$46,735

Liabilities and shareholders’ (deficit)/equity
Current liabilities:
Current maturities of long-term debt	$868	$1,112
Current operating lease liabilities	636	541
Accounts payable	11,354	10,884
Accrued compensation and employee benefits	1,561	1,350
Deferred revenue	1,914	1,608
Other current liabilities	3,335	3,235
Total current liabilities	19,668	18,730
Long-term debt, excluding current maturities	23,859	20,668
Noncurrent operating lease liabilities	4,021	3,890
Deferred revenue – Lowe’s protection plans	1,127	1,019
Other liabilities	781	991
Total liabilities	49,456	45,298

Commitments and contingencies

Shareholders’ (deficit)/equity:
Preferred stock – $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—
Common stock – $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 670 million and 731 million, respectively	335	366
Capital in excess of par value	—	90
(Accumulated deficit)/retained earnings	(5,115)	1,117
Accumulated other comprehensive loss	(36)	(136)
Total shareholders’ (deficit)/equity	(4,816)	1,437
Total liabilities and shareholders’ (deficit)/equity	$44,640	$46,735

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ (Deficit)/Equity
(In millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance February 1, 2019	801	$401	$—	$3,452	$(209)	$3,644
Cumulative effect of accounting change	—	—	—	(263)	—	(263)
Net earnings	—	—	—	4,281	—	4,281
Other comprehensive income	—	—	—	—	73	73
Cash dividends declared, $2.13 per share	—	—	—	(1,653)	—	(1,653)
Share-based payment expense	—	—	98	—	—	98
Repurchases of common stock	(41)	(21)	(214)	(4,090)	—	(4,325)
Issuance of common stock under share-based payment plans	3	1	116	—	—	117
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings	—	—	—	5,835	—	5,835
Cash dividends declared, $2.30 per share	—	—	—	(1,724)	—	(1,724)
Share-based payment expense	—	—	155	—	—	155
Repurchases of common stock	(34)	(16)	(214)	(4,721)	—	(4,951)
Issuance of common stock under share-based payment plans	2	1	149	—	—	150
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	8,442	—	8,442
Other comprehensive income	—	—	—	—	100	100
Cash dividends declared, $3.00 per share	—	—	—	(2,081)	—	(2,081)
Share-based payment expense	—	—	228	—	—	228
Repurchases of common stock	(63)	(32)	(449)	(12,593)	—	(13,074)
Issuance of common stock under share-based payment plans	2	1	131	—	—	132
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Cash flows from operating activities:
Net earnings	$8,442	$5,835	$4,281
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,882	1,594	1,410
Noncash lease expense	517	479	468
Deferred income taxes	135	(108)	177
Loss on property and other assets – net	34	139	117
Loss on extinguishment of debt	—	1,060	—
Share-based payment expense	230	155	98
Changes in operating assets and liabilities:
Merchandise inventory – net	(1,413)	(2,967)	(600)
Other operating assets	(23)	326	(364)
Accounts payable	466	3,211	(637)
Deferred revenue	413	512	(15)
Other operating liabilities	(570)	813	(639)
Net cash provided by operating activities	10,113	11,049	4,296

Cash flows from investing activities:
Purchases of investments	(3,065)	(3,094)	(743)
Proceeds from sale/maturity of investments	3,293	2,926	695
Capital expenditures	(1,853)	(1,791)	(1,484)
Proceeds from sale of property and other long-term assets	113	90	163
Other – net	(134)	(25)	—
Net cash used in investing activities	(1,646)	(1,894)	(1,369)

Cash flows from financing activities:
Net change in commercial paper	—	(941)	220
Net proceeds from issuance of debt	4,972	7,929	3,972
Repayment of debt	(2,118)	(5,618)	(1,113)
Proceeds from issuance of common stock under share-based payment plans	132	152	118
Cash dividend payments	(1,984)	(1,704)	(1,618)
Repurchases of common stock	(13,012)	(4,971)	(4,313)
Other – net	(6)	(38)	(1)
Net cash used in financing activities	(12,016)	(5,191)	(2,735)

Effect of exchange rate changes on cash	(8)	10	1

Net (decrease)/increase in cash and cash equivalents, including cash classified within current assets held for sale	(3,557)	3,974	193
Less: Net decrease in cash classified within current assets held for sale	—	—	12
Net (decrease)/increase in cash and cash equivalents	(3,557)	3,974	205
Cash and cash equivalents, beginning of year	4,690	716	511
Cash and cash equivalents, end of year	$1,133	$4,690	$716
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 28, 2022, JANUARY 29, 2021, AND JANUARY 31, 2020

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 1,971 stores in the United States and Canada at January 28, 2022.  Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Each of the fiscal years presented contained 52 weeks. All references herein for the years 2021, 2020, and 2019 represent the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries.  All intercompany accounts and transactions have been eliminated.

Impacts of COVID-19 - On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, restrictions were put in place in an attempt to control the spread of the disease. At the onset of the pandemic, the Company implemented a number of measures to facilitate a safer store environment and to provide support for its associates, customers and community. Beginning in fiscal 2020, the Company expanded associate benefits in response to COVID-19 to provide additional paid time off, special payments to hourly associates, temporary wage increases and other benefits, which continued through 2021. The Company also continued enhanced cleaning protocols. These actions resulted in $162 million and $1.2 billion of expense included in selling, general and administrative (SG&A) expense in the consolidated statements of earnings for the fiscal years ended January 28, 2022 and January 29, 2021, respectively.

In addition, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was enacted on March 27, 2020, included measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company deferred the payments of qualifying employer payroll taxes which were required to be paid over two years, with half due by December 31, 2021, and the other half due by December 31, 2022. These amounts are included in cash flows from other operating liabilities in the accompanying consolidated statements of cash flows. The following table presents the qualifying employer payroll taxes deferred in accordance with the CARES Act along with the location in the consolidated balance sheets:

(In millions)	January 28, 2022	January 29, 2021
Accrued compensation and employee benefits	$240	$241
Other liabilities	—	240
Total deferred qualified employer payroll taxes	$240	$481

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ (deficit)/equity in accumulated other comprehensive loss.  Gains and losses from foreign currency transactions are included in SG&A expense.

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

Investments - Investments generally consist of agency securities, commercial paper, corporate debt securities, governmental securities, and money market funds, which are classified as available-for-sale.  Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss.

The proceeds from sales of available-for-sale debt securities were $308 million, $42 million, and $121 million for 2021, 2020, and 2019, respectively.  Gross realized gains and losses on the sale of available-for-sale debt securities were not significant for any of the periods presented.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Investments classified as long-term at January 28, 2022, will mature in one to three years, based on stated maturity dates.

The Company classifies as investments restricted balances primarily pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $271 million at January 28, 2022, and $506 million at January 29, 2021.  Restricted balances included in long-term investments were $199 million at January 28, 2022, and $200 million at January 29, 2021.

Merchandise Inventory - The majority of the Company’s inventory is stated at the lower of cost and net realizable value using the first-in, first-out method of inventory accounting. Inventory for certain subsidiaries representing approximately 7% of the consolidated inventory balances as of January 28, 2022 and January 29, 2021, are stated at lower of cost and net realizable value using the weighted average cost method. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on management’s current knowledge with respect to inventory levels, sales trends, and historical experience. Management does not believe the Company’s merchandise inventories are subject to significant risk of obsolescence in the near term, and management has the ability to adjust purchasing patterns based on anticipated sales trends and general economic conditions.  However, changes in consumer purchasing patterns could result in the need for additional reserves.  The Company also records an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  Changes in the estimated shrink reserve are made based on the timing and results of physical inventories.

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes, sales, early payments, or promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental, and identifiable costs incurred by the Company to sell the vendor’s product.  Therefore, the Company treats these funds as a reduction in the cost of inventory and are recognized as a reduction of cost of sales when the inventory is sold.  Funds that are determined to be reimbursements of specific, incremental, and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.  The Company develops accrual rates for vendor funds based on the provisions of the agreements in place.  Due to the diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

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

The Company held forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances as of January 28, 2022 and January 29, 2021. The cash flows related to forward interest rate swap agreements are included within operating activities in the consolidated statements of cash flows. The Company accounts for these contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income, net of tax effects, in the consolidated statements of comprehensive income and are recognized in earnings when the underlying hedged transaction impacts the consolidated statements of earnings.

The Company held fixed-to-floating interest rate swap agreements as fair value hedges on certain debt as of January 28, 2022. The Company evaluates the effectiveness of the fair value hedges using the shortcut method of accounting under which the hedges are assumed to be perfectly effective. Thus, the change in fair value of the derivative instruments offsets the change in fair value on the hedged debt, and there is no net impact in the consolidated statements of earnings from the fair value of the derivatives.

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

Total commercial business accounts receivable sold to Synchrony were $4.3 billion in 2021, $3.3 billion in 2020, and $3.2 billion in 2019.  The Company recognized losses of $50 million in 2021, $54 million in 2020, and $41 million in 2019 on these receivable sales, which primarily relates to servicing costs that are remitted to Synchrony monthly.

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

Excess properties that are expected to be sold within the next twelve months and meet the other relevant held-for-sale criteria are classified as long-lived assets held-for-sale.  Excess properties consist primarily of retail outparcels and property associated with relocated or closed locations.  An impairment loss is recorded for long-lived assets held-for-sale when the carrying amount of the asset exceeds its fair value less cost to sell.  A long-lived asset is not depreciated while it is classified as held-for-sale.

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

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During fiscal 2021, goodwill was allocated to the U.S. Home Improvement reporting unit. In fiscal 2021, we completed our annual qualitative assessment of the recoverability of goodwill for the U.S. Home Improvement reporting unit and concluded that the fair value of the reporting unit significantly exceeded its carrying value.

The changes in the carrying amount of goodwill for 2021, 2020, and 2019 were as follows:

	Years Ended
(In millions)	January 28, 2022	January 29, 2021	January 31, 2020
Goodwill, balance at beginning of year	$311	$303	$303
Acquisitions	—	8	—
Goodwill, balance at end of year	$311	$311	$303

Gross carrying amounts and cumulative goodwill impairment losses are as follows:

	January 28, 2022		January 29, 2021
(In millions)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,310	$(999)	$1,310	$(999)

Other Intangible Assets - Intangible assets with indefinite lives are evaluated for impairment on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The cost of definite-lived intangible assets is amortized over their estimated useful lives, which range up to 20 years. Intangible assets are recorded within other assets on the consolidated balance sheets.

Leases - The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment under finance and operating leases. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Original terms for facility-related leases are generally between five and 20 years.  These leases generally contain provisions for four to six renewal options of five years each. Original terms for equipment-related leases, primarily material handling equipment and vehicles, are generally between one and seven years. Some of the Company’s leases also include rental escalation clauses and/or termination provisions. Renewal options and termination options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital. Leases with an original term of twelve months or less are not recognized on the Company’s balance sheet, and the lease expense related to those short-term leases is recognized over the lease term. The Company does not account for lease and non-lease (e.g. common area maintenance) components of contracts separately for any underlying asset class.

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

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by these arrangements for those payment obligations that have been financed by suppliers.  The Company’s outstanding payment obligations with participating suppliers were $3.0 billion as of January 28, 2022, and $2.5 billion as of January 29, 2021, and are included in accounts payable on the consolidated balance sheets, and participating suppliers financed $2.3 billion and $1.7 billion, respectively, of those payment obligations to participating financial institutions. Total payment obligations that were placed and settled on the accounts payable tracking systems were $11.0 billion and $9.7 billion for each of the years ended January 28, 2022 and January 29, 2021, respectively.

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	January 28, 2022	January 29, 2021
Accrued dividends	$537	$440
Self-insurance liabilities	440	435
Accrued interest	275	250
Sales return reserve	245	252
Sales tax liabilities	228	256
Income taxes payable	128	168
Accrued property taxes	124	120
Other	1,358	1,314
Total	$3,335	$3,235

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has excess insurance coverage above certain retention amounts to limit exposure from these claims.  The Company is also self-insured for certain losses relating to extended protection plans, as well as medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. Total self-insurance liabilities, including the current and non-current portions, were $1.1 billion at January 28, 2022 and January 29, 2021.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured. Outstanding surety bonds relating to self-insurance were $270 million at January 28, 2022 and January 29, 2021.

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

The Company establishes a liability for tax positions for which there is uncertainty as to whether or not the position will be ultimately sustained.  The Company includes interest related to tax issues as part of net interest on the consolidated statements of earnings.  The Company records any applicable penalties related to tax issues within the income tax provision.

Shareholders’ (Deficit)/Equity - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to (accumulated deficit)/retained earnings.

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

The Company also defers revenues for its separately-priced long-term protection plan contracts (Lowe’s protection plans), which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from Lowe’s protection plan sales on a straight-line basis over the respective contract term.  Expenses for claims are recognized in cost of sales when incurred. Incremental direct acquisition costs associated with the sale of Lowe’s protection plans for contracts greater than one year are also deferred and recognized as expense on a straight-line basis over the respective contract term. Lowe’s protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable.

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

Advertising - Costs associated with advertising are charged to expense as incurred.  Advertising expenses were $877 million, $798 million, and $871 million in 2021, 2020, and 2019, respectively.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ (deficit)/equity. Comprehensive income represents changes in shareholders’ (deficit)/equity from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments and cash flow hedge derivative contracts. Net foreign currency translation losses, net of tax, classified in accumulated other comprehensive loss were $41 million, $37 million, and $115 million at January 28, 2022, January 29, 2021, and January 31, 2020, respectively. Net cash flow hedge (gains)/losses, net of tax, classified in accumulated other comprehensive loss were ($6) million, $103 million, and $24 million at January 28, 2022, January 29, 2021, and January 31, 2020, respectively.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail customer experience.  The Company’s home improvement retail and hardware stores, in addition to online selling channels, sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar long-term economic characteristics. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.2% and 6.1%, respectively, at January 28, 2022. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.5% and 5.9%, respectively, at January 29, 2021. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.7% and 6.9%, respectively, at January 31, 2020.

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

The following table presents the Company’s sources of revenue:

(In millions)	Years Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Products	$92,415	$86,046	$68,377
Services	2,304	1,949	2,112
Other	1,531	1,602	1,659
Net sales	$96,250	$89,597	$72,148

The balances and classification within the consolidated balance sheets for anticipated sales returns and the associated right of return assets are as follows:

(In millions)	Classification	January 28, 2022	January 29, 2021
Anticipated sales returns	Other current liabilities	$245	$252
Right of return assets	Other current assets	151	164
Deferred revenue - retail and stored-value cards
Deferred revenue for retail and stored-value cards are as follows:

(In millions)	January 28, 2022	January 29, 2021
Retail deferred revenue	$1,285	$1,046
Stored-value cards deferred revenue	629	562
Deferred revenue	$1,914	$1,608
Deferred revenue - Lowe’s protection plans
Deferred revenue associated with Lowe’s protection plans is as follows:

(In millions)	January 28, 2022	January 29, 2021
Deferred revenue - Lowe’s protection plans	$1,127	$1,019
Lowe’s protection plan sales previously recorded as deferred revenue and claim expenses incurred are as follows:

(In millions)	Years Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Lowe’s protection plan deferred revenue recognized into sales	$488	$430	$408
Lowe’s protection plan claim expenses	178	158	184

Disaggregation of Revenues
The following table presents the Company’s net sales disaggregated by merchandise division:

	Years Ended
	January 28, 2022		January 29, 2021		January 31, 2020
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%
Home Décor ¹	$34,025	35.3%	$31,536	35.2%	$26,198	36.3%
Building Products ²	31,151	32.4	28,218	31.5	22,524	31.2
Hardlines ³	28,571	29.7	27,877	31.1	21,438	29.7
Other	2,503	2.6	1,966	2.2	1,988	2.8
Total	$96,250	100.0%	$89,597	100.0%	$72,148	100.0%
Note: Merchandise division net sales for prior periods have been reclassified to conform to the current year presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Years Ended
	January 28, 2022	January 29, 2021	January 31, 2020
United States	$90,348	$84,303	$67,147
International	5,902	5,294	5,001
Net Sales	$96,250	$89,597	$72,148

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and financial liabilities measured at fair value on a recurring basis.

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	January 28, 2022	January 29, 2021
Available-for-sale debt securities:
Money market funds	Short-term investments	Level 1	$120	$109
U.S. Treasury securities	Short-term investments	Level 1	75	223
Commercial Paper	Short-term investments	Level 2	30	97
Certificates of deposit	Short-term investments	Level 1	14	—
Foreign government debt securities	Short-term investments	Level 2	14	—

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	January 28, 2022	January 29, 2021
Municipal obligations	Short-term investments	Level 2	10	—
Corporate debt securities	Short-term investments	Level 2	8	47
Agency securities	Short-term investments	Level 2	—	30
U.S. Treasury securities	Long-term investments	Level 1	132	129
Corporate debt securities	Long-term investments	Level 2	50	58
Foreign government debt securities	Long-term investments	Level 2	14	—
Municipal obligations	Long-term investments	Level 2	3	13
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$66	$—
Forward interest rate swaps	Other assets	Level 2	48	4
Forward interest rate swaps	Other current liabilities	Level 2	—	8
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	21	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal years ended January 28, 2022 and January 29, 2021, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  As further described in Note 9, certain long-term debt is associated with a fair value hedge, and the changes in fair value of the hedged debt is included in the carrying value of long-term debt on the consolidated balance sheets. The fair values of the Company’s unsecured notes were estimated using quoted market prices.  The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	January 28, 2022		January 29, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$24,056	$25,425	$21,121	$24,349
Mortgage notes (Level 2)	5	5	5	5
Long-term debt (excluding finance lease obligations)	$24,061	$25,430	$21,126	$24,354

NOTE 4: Property and Accumulated Depreciation
Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	January 28, 2022	January 29, 2021
Cost:
Land	N/A	$7,278	$7,315
Buildings and building improvements	5-40	18,433	18,090
Equipment	2-15	10,533	10,466
Construction in progress	N/A	715	831
Total cost		36,959	36,702
Accumulated depreciation		(17,888)	(17,547)
Property, less accumulated depreciation		$19,071	$19,155

Included in property, less accumulated depreciation are right-of-use assets under finance leases. The related amortization expense for right-of-use assets under finance leases is included in depreciation and amortization expense. The Company recognized depreciation and amortization expense, inclusive of amounts presented in cost of sales, of $1.8 billion in 2021, $1.5 billion in 2020, and $1.4 billion in 2019.

NOTE 5: Goodwill and Intangible Assets

The carrying amount of goodwill as well as the gross carrying amount and accumulated amortization of intangible assets consist of the following:

	January 28, 2022		January 29, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$311	$—	$311	$—

Definite-lived intangible assets:
Customer-related [1]	$344	$(88)	$372	$(99)
Trademarks and trade names [1]	263	(131)	264	(119)
Other	1	(1)	12	(11)
Total definite-lived intangible assets	$608	$(220)	$648	$(229)

Indefinite-lived intangible assets:
Trademark [2]	$134	$—	$—	$—
Total intangible assets	$742	$(220)	$648	$(229)
1 Certain definite-lived intangible assets are denominated in a foreign currency and subject to translation.
2 In April 2021, the Company acquired the STAINMASTER® brand for total consideration of $134 million, which was determined to have an indefinite life.

Amortization expense for intangible assets is as follows:

	Years Ended
(In millions)	January 28, 2022	January 29, 2021	January 31, 2020
Amortization expense	$32	$59	$39

Amortization expense expected to be recognized in future periods for intangible assets is as follows:

(In millions)	Amortization Expense
Fiscal 2022	$35
Fiscal 2023	32
Fiscal 2024	32
Fiscal 2025	32
Fiscal 2026	31
Thereafter	226
Total	$388

NOTE 6: Leases

The lease-related assets and liabilities recorded on the balance sheet are summarized in the following table:

Leases (In millions)	Classification	January 28, 2022	January 29, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$4,108	$3,832
Finance lease assets	Property, less accumulated depreciation [1]	548	539
Total lease assets		4,656	4,371

Liabilities
Current
Operating	Current operating lease liabilities	636	541
Finance	Current maturities of long-term debt	103	86
Noncurrent
Operating	Noncurrent operating lease liabilities	4,021	3,890
Finance	Long-term debt, excluding current maturities	563	564
Total lease liabilities		$5,323	$5,081
1Finance lease assets are recorded net of accumulated amortization of $206 million as of January 28, 2022, and $122 million as of January 29, 2021.

The table below presents the lease costs for finance and operating leases:

Lease Cost (In millions)	Years Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Finance lease cost
Amortization of leased assets	$89	$82	$45
Interest on lease liabilities	30	32	30
Operating lease cost [1]	699	659	674
Variable lease cost	268	244	224
Total lease cost	$1,086	$1,017	$973
1Includes short-term leases and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of January 28, 2022, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Maturity of lease liabilities (In millions)	Operating Leases [1]	Finance Leases [2]	Total
2022	$767	$126	$893
2023	735	121	856
2024	647	108	755
2025	649	100	749
2026	560	83	643
After 2026	2,332	267	2,599
Total lease payments	5,690	805	6,495
Less: Interest [3]	(1,033)	(139)	(1,172)
Present value of lease liabilities [4]	$4,657	$666	$5,323
1Operating lease payments include $268 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $638 million of minimum lease payments for leases signed but not yet commenced.
2Finance lease payments exclude $6 million of minimum lease payments for leases signed but not yet commenced.
3Calculated using the lease-specific incremental borrowing rate.
4Includes the current portion of $636 million for operating leases and $103 million for finance leases.

Lease Term and Discount Rate	January 28, 2022	January 29, 2021
Weighted-average remaining lease term (years)
Operating leases	9.53	9.61
Finance leases	8.49	7.88
Weighted-average discount rate
Operating leases	3.59%	3.88%
Finance leases	4.91%	5.34%

Other Information	Years Ended
(In millions)	January 28, 2022	January 29, 2021	January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$708	$643	$825
Operating cash flows used for finance leases	30	32	30
Financing cash flows used for finance leases	92	104	57
Leased assets obtained in exchange for new finance lease liabilities	110	69	329
Leased assets obtained in exchange for new operating lease liabilities [1]	815	465	551
1Excludes $638 million of leases signed but not yet commenced as of January 28, 2022.

NOTE 7: Exit Activities

During fiscal years 2020 and 2019, the Company incurred costs associated with an ongoing strategic reassessment of its business to drive an increased focus on its core home improvement operations and to improve overall operating performance and profitability. As a result of this reassessment, the Company decided to exit certain activities and close certain locations as further described below. Expenses associated with long-lived asset impairment, severance, and other closing costs are included in SG&A expense in the consolidated statements of earnings. Expenses associated with accelerated depreciation are included in depreciation and amortization expense in the consolidated statements of earnings.

Canada Restructuring

During the third quarter of fiscal 2019, the Company began a strategic review of its Canadian operations, and as a result, recognized pre-tax charges of $53 million associated with long-lived asset impairment. Subsequent to the end of the Company’s third quarter of fiscal 2019, a decision was made to close 34 under-performing stores in Canada and take additional restructuring actions to improve future sales and profitability of the Canadian operations. As a result of these actions, during fiscal 2020, the Company recognized pre-tax charges of $35 million. A summary of the significant charges associated with the restructuring of the Canadian operations are as follows:

	Years Ended		Cumulative
(In millions)	January 29, 2021	January 31, 2020	Amount
Long-lived asset impairment	$—	$53	$53
Severance costs	15	17	32
Accelerated depreciation and amortization	1	23	24
Other closing costs	19	15	34
Total	$35	$108	$143

The following table summarizes store closing lease obligations activity during the twelve months ended January 28, 2022 and January 29, 2021:

	Years Ended
(In millions)	January 28, 2022	January 29, 2021
Accrual for exit activities, balance at beginning of year	$69	$88
Cash payments	(14)	(18)
Adjustments [1]	(1)	(1)
Accrual for exit activities, balance at end of year	$54	$69
1Adjustments represent lease terminations and changes in estimates around sublease assumptions.

NOTE 8: Debt

Commercial Paper Program

In December 2021, the Company entered into a $2.0 billion five-year unsecured revolving third amended and restated credit agreement (the Third Amended and Restated Credit Agreement) with a syndicate of banks. The Third Amended and Restated Credit Agreement amends and restates the Company’s amended and restated credit agreement, dated September 10, 2018 (the Second Amended and Restated Credit Agreement), to among other things (i) extend the maturity date of the revolving credit facility to December 2026 and (ii) increase the aggregate availability to a total of $2.0 billion. Borrowings under the Third Amended and Restated Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate, plus an applicable margin.

Also in December 2021, the Company amended the five-year unsecured revolving credit agreement dated March 23, 2020 (the 2020 Credit Agreement) with a syndicate of banks. The amendment, among other things, increased the availability of the unsecured revolving credit agreement to $2.0 billion, maturing in March 2025. Borrowings under the 2020 Credit Agreement will bear interest calculated according to a Base Rate or a Eurocurrency Rate, plus an applicable margin.
Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Third Amended and Restated Credit Agreement and the 2020 Credit Agreement (collectively, the Credit Agreements), the Company may increase the combined aggregate availability of both agreements by an additional $1.0 billion. The Credit Agreements contain customary representations, warranties, and covenants for transactions of these type. The Company was in compliance with those financial covenants at January 28, 2022.
The Credit Agreements support the Company’s commercial paper program. The amounts available to be drawn under the Credit Agreements are reduced by the amount of borrowings under the commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the Third Amended and Restated Credit Agreement, or the 2020 Credit Agreement as of January 28, 2022. There were no outstanding borrowings under the Company’s commercial paper program, the Second Amended and Restated Credit Agreement or the 2020 Credit Agreement as of January 29, 2021. Total combined availability under the Credit Agreements was $4.0 billion as of January 28, 2022.
Other Short-Term Borrowings
In April 2021, the Company entered into a $1.0 billion unsecured 364-day term loan facility (the 2021 Term Loan), which was scheduled to mature in April 2022, but was repaid early in January 2022.

Long-Term Debt

Debt Category (In millions)	Weighted-Average Interest Rate at January 28, 2022	January 28, 2022	January 29, 2021
Secured debt:
Mortgage notes due through fiscal 2027 [1]	4.98%	$5	$5
Unsecured debt:
Notes due through fiscal 2026	3.22%	4,540	5,568
Notes due fiscal 2027-2031	3.04%	9,611	7,135
Notes due fiscal 2032-2036	5.64%	622	621
Notes due fiscal 2037-2041	4.13%	1,862	873
Notes due fiscal 2042-2046	4.14%	2,692	2,690
Notes due fiscal 2047-2051	3.77%	4,729	4,234
Finance lease obligations due through fiscal 2042		666	654
Total long-term debt		24,727	21,780
Less current maturities		(868)	(1,112)
Long-term debt, excluding current maturities		$23,859	$20,668
1    Real properties with an aggregate book value of $16 million as of January 28, 2022, were pledged as collateral for secured debt.

Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

(In millions)	Principal
Fiscal 2022	$765
Fiscal 2023	503
Fiscal 2024	450
Fiscal 2025	1,500
Fiscal 2026	1,350
Thereafter	19,717
Total	$24,285

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all financial covenants of these agreements at January 28, 2022.

During 2021, the Company issued $4.0 billion of unsecured fixed rate notes (collectively, the 2021 Notes) as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
March 2021	$1,500	April 2031	2.625%	$7
March 2021	$500	April 2051	3.500%	$5
September 2021	$1,000	September 2028	1.700%	$6
September 2021	$1,000	September 2041	2.800%	$10

Interest on the September 2021 Notes is payable semiannually in arrears in March and September of each year until maturity. Interest on the March 2021 Notes is payable semiannually in arrears in April and October of each year until maturity.

During 2020, the Company issued $8.0 billion of unsecured fixed rate notes (collectively, the 2020 Notes) as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
March 2020	$750	April 2025	4.000%	$4
March 2020	$1,250	April 2030	4.500%	$12
March 2020	$750	April 2040	5.000%	$10
March 2020	$1,250	April 2050	5.125%	$13
October 2020	$1,000	April 2028	1.300%	$5
October 2020	$1,250	October 2030	1.700%	$10
October 2020	$1,750	October 2050	3.000%	$17

Interest on the 2020 Notes is payable semiannually in arrears in April and October of each year until maturity.

The indentures governing the 2021 and 2020 Notes contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued interest, if any, up to the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued interest, if any, on such notes up to the date of purchase. The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indentures include various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

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

NOTE 9: Derivative Instruments

Derivatives Designated as Hedging Instruments

The notional amounts of the Company’s material derivative instruments are as follows:

(In millions)	January 28, 2022	January 29, 2021
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$2,560	$638
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$850	$—

See Note 3 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The impact of forward interest rate swap derivatives, both matured and outstanding, designated as cash flow hedges recorded in other comprehensive income and earnings for 2021, 2020, and 2019, including its line item in the financial statements, is as follows:

	Years Ended
(In millions)	January 28, 2022	January 29, 2021	January 31, 2020
Other comprehensive income:
Cash flow hedges – net of tax (expense)/benefit of ($35) million, $21 million, and $8 million, respectively	$103	$(76)	$(23)
Net earnings:
Interest – net	$11	$10	$2

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

NOTE 10: Shareholders’ (Deficit)/Equity

Authorized shares of preferred stock were 5.0 million ($5 par value) at January 28, 2022 and January 29, 2021, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($0.50 par value) at January 28, 2022 and January 29, 2021.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are returned to authorized and unissued status.  On December 15, 2021, the Company announced that its Board of Directors authorized a $13.0 billion share repurchase under the program, in addition to the $15.0 billion of share repurchases authorized by the Board of Directors in December 2020, with no expiration. As of January 28, 2022, the Company had $19.7 billion remaining under the program.

During the year ended January 28, 2022, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 41.6 million shares of the Company’s common stock for $8.7 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

These ASR agreements were accounted for as treasury stock transactions and forward stock purchase contracts.  The par value of the shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and (accumulated deficit)/retained earnings.  The forward stock purchase contracts were considered indexed to the Company’s own stock and were classified as equity instruments.

The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, are as follows (in millions):

Agreement Execution Date	ASR Settlement Date	ASR Agreement Amount	Minimum Notional Amount[1]	Maximum Notional Amount[1]	Cash Payment Received at Settlement[1]	Initial Shares Delivered	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2019	Q1 2019	$350	$350	$500	$150	2.9	0.3	3.2
Q2 2019	Q2 2019	990	990	1,410	420	8.9	1.0	9.9
Q3 2019	Q3 2019	397	350	500	103	2.8	0.8	3.6
Q1 2020	Q1 2020	500	—	—	—	3.9	1.6	5.5
Q4 2020	Q4 2020	3,000	—	—	—	17.1	1.6	18.7
Q1 2021	Q1 2021	2,000	—	—	—	10.7	0.2	10.9
Q2 2021	Q2 2021	2,132	1,750	2,500	368	7.2	4.0	11.2
Q3 2021	Q3 2021	1,592	1,500	2,000	408	5.9	1.7	7.6
Q4 2021	Q4 2021	3,000	—	—	—	10.3	1.6	11.9
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

During the year ended January 28, 2022, the Company also repurchased shares of its common stock through the open market totaling 21.0 million shares for a cost of $4.3 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Total shares repurchased for 2021, 2020, and 2019 were as follows:

	Years Ended
	January 28, 2022		January 29, 2021		January 31, 2020
(In millions)	Shares	Cost [1]	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	62.6	$12,990	34.2	$4,940	41.0	$4,288
Shares withheld from employees	0.4	84	0.1	11	0.3	37
Total share repurchases	63.0	$13,074	34.3	$4,951	41.3	$4,325
1    Reductions of $12.6 billion, $4.7 billion, and $4.1 billion were recorded to (accumulated deficit)/retained earnings, after capital in excess of par value was depleted, for 2021, 2020, and 2019, respectively.

NOTE 11: Share-Based Payments

Overview of Share-Based Payment Plans

The Company has a number of active equity incentive plans (the Incentive Plans) under which the Company has been authorized to grant share-based awards to key employees and non-employee directors.  The Company also has an employee stock purchase plan (the ESPP) that allows employees to purchase Company shares at a discount through payroll deductions.  All of these plans contain a non-discretionary anti-dilution provision that is designed to equalize the value of an award as a result of any stock dividend, stock split, recapitalization, or any other similar equity restructuring.

A total of 80.0 million shares were authorized for grants of share-based awards to key employees and non-employee directors under the Company’s currently active Incentive Plans, of which there were 27.0 million shares remaining available for grants as of January 28, 2022.

On May 29, 2020, shareholders approved the Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan (the 2020 ESPP), which permits a maximum number of shares offered under the new plan of 20.0 million shares. The first offering date under the 2020 ESPP began December 1, 2020, following the expiration of the Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone (the Former ESPP). From its adoption to expiration on November 30, 2020, there were 50.5 million of the 70.0 million authorized shares issued under the Former ESPP. The first offering period under the 2020 ESPP ended May 31, 2021, with the automatic exercise of options occurring the same day. As of January 28, 2022, there were 19.4 million shares remaining available for purchases.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $230 million, $155 million, and $98 million in 2021, 2020, and 2019, respectively.  The total associated income tax benefit recognized, exclusive of excess tax benefits, was $40 million, $29 million, and $15 million in 2021, 2020, and 2019, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $299 million at January 28, 2022, of which $186 million will be recognized in 2022, $97 million in 2023, and $16 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.5 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2021, 2020, and 2019 are as follows:

	Years Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Weighted-average assumptions used:
Expected volatility	30.2%	28.8%	23.0%
Dividend yield	1.73%	1.78%	1.73%
Risk-free interest rate	1.25%	0.47%	2.28%
Expected term, in years	6.49	6.50	6.38

Weighted-average grant date fair value	$49.47	$18.82	$23.66

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $46 million, $60 million, and $44 million in 2021, 2020, and 2019, respectively.

Transactions related to stock options for the fiscal year ended January 28, 2022 are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 29, 2021	2,135	$89.51
Granted	318	191.31
Canceled, forfeited or expired	(81)	112.50
Exercised	(361)	79.72
Outstanding at January 28, 2022	2,011	$106.43	7.44	$258,513
Vested and expected to vest at January 28, 2022[1]	1,963	$105.39	7.41	$254,439
Exercisable at January 28, 2022	1,072	$93.24	6.66	$151,988
1    Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant. Certain awards vest 100% at the end of a three-year period from the date of grant.  All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $192.26, $83.83, and $109.04 in 2021, 2020, and 2019, respectively. The total fair value of restricted stock awards vesting each year was approximately $200 million, $31 million, and $64 million in 2021, 2020, and 2019, respectively.

Transactions related to restricted stock awards for the fiscal year ended January 28, 2022 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 29, 2021	2,972	$92.30
Granted	672	192.26
Vested	(1,026)	96.02
Canceled or forfeited	(311)	113.04
Nonvested at January 28, 2022	2,307	$117.04

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant.  For non-employee Directors, these awards vest immediately and are expensed on the grant date. During 2021, 2020, and 2019, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $175,000 for 2021, 2020, and 2019.  During 2021, 9,800 deferred stock units were granted and immediately vested for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $194.83, $130.35, and $93.28 in 2021, 2020, and 2019, respectively. The total fair value of deferred stock units vested was $2 million, $2 million, and $2 million in 2021, 2020, and 2019, respectively.  At January 28, 2022, there were 107,000 deferred stock units outstanding, all of which are vested.

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

The Company’s performance share units are classified as equity and contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance share units contain a market condition modifier, in addition to having a performance and service condition. The performance condition for these awards continues to be based primarily on the achievement of the Company’s return on invested capital (ROIC) targets. The market condition is based on the Company’s total shareholder return (TSR) compared to the median TSR of companies listed in the S&P 500 Index over a three-year performance period. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition.

The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2021, 2020, and 2019 are as follows:

	Years Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Weighted-average assumptions used:
Expected volatility	37.5%	38.5%	24.1%
Dividend yield	1.77%	1.89%	1.89%
Risk-free interest rate	0.35%	0.13%	2.28%
Expected term, in years	2.84	2.42	2.84

In general, 0% to 200% of the Company’s performance share units vest at the end of a three-year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $208.74, $203.85, and $115.93 in 2021, 2020, and 2019, respectively.  There were no performance share units vesting in 2021 or 2020. The total fair value of performance share units vesting was approximately $19 million in 2019.

Transactions related to performance share units classified as equity awards for the fiscal year ended January 28, 2022 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 29, 2021	703	$149.61
Granted	165	208.74
Canceled or forfeited	(222)	104.68
Nonvested at January 28, 2022	646	$180.13
¹    The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of January 28, 2022, the maximum number of nonvested units that could vest under the provisions of the agreements was 1.3 million.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant. Certain awards vest 100% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $184.40, $75.59, and $103.40 in 2021, 2020, and 2019, respectively. The total fair value of restricted stock units vesting was approximately $47 million, $5 million, and $9 million in 2021, 2020, and 2019, respectively.

Transactions related to restricted stock units for the fiscal year ended January 28, 2022 are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 29, 2021	992	$84.84
Granted	329	184.40
Vested	(240)	94.71
Canceled or forfeited	(187)	110.10
Nonvested at January 28, 2022	894	$113.51

ESPP

The purchase price of the shares under both the 2020 ESPP and the Former ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. Under the 2020 ESPP, the Company issued 0.6 million shares of common stock in 2021 and recognized $20 million of share-based payment expense. Under the Former ESPP, the Company issued 0.7 million and 0.8 million shares of common stock in 2020 and 2019, respectively, and recognized $16 million and $13 million of share-based payment expense pursuant to the Former ESPP in 2020 and 2019, respectively.

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

The Company recognized expense associated with these employee retirement plans of $177 million, $175 million, and $175 million in 2021, 2020, and 2019, respectively.

NOTE 13: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Years Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.0	4.0	4.1
Valuation allowance	—	—	1.3
Mexico impairment	—	—	(1.4)
Other, net	(0.3)	(0.4)	(1.1)
Effective tax rate	24.7%	24.6%	23.9%

The components of the income tax provision are as follows:

	Years Ended
(In millions)	January 28, 2022	January 29, 2021	January 31, 2020
Current:
Federal	$2,069	$1,578	$935
State	557	425	268
Total current [1]	2,626	2,003	1,203
Deferred:
Federal	129	(73)	121
State	11	(26)	18
Total deferred [1]	140	(99)	139
Total income tax provision	$2,766	$1,904	$1,342
1    Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	January 28, 2022	January 29, 2021
Deferred tax assets:
Self-insurance	$287	$284
Share-based payment expense	53	48
Operating lease liabilities	1,386	1,328
Capital loss carryforwards	225	225
Net operating losses	251	274
Other, net	242	337
Total deferred tax assets	2,444	2,496
Valuation allowance	(590)	(601)
Net deferred tax assets	1,854	1,895

Deferred tax liabilities:
Operating lease assets	(1,378)	(1,146)
Property	(267)	(382)
Other, net	(45)	(27)
Total deferred tax liabilities	(1,690)	(1,555)

Net deferred tax assets	$164	$340

As of January 28, 2022, the Company reported a deferred tax asset of $225 million, for the capital loss realized in 2017 for U.S. federal income tax purposes related to the exit from the Company’s joint venture investment in Australia. Since no present or future capital gains have been identified through which the asset can be realized, the Company has a full valuation allowance against the deferred tax asset. For U.S. federal tax purposes, this loss has a five-year carryforward period expiring at the end of fiscal 2022.

The Company operates Lowe’s Companies Canada, ULC as a branch and has cumulatively incurred Canadian net operating losses of $750 million and $769 million as of January 28, 2022 and January 29, 2021, respectively.  The Company operates RONA inc. as a foreign corporation and has cumulatively incurred Canadian net operating losses of $189 million and $261 million as of January 28, 2022 and January 29, 2021, respectively. These net operating losses are subject to expiration in 2024 through 2041.  Deferred tax assets have been established for these foreign net operating losses in the accompanying consolidated balance sheets.  Given the uncertainty regarding the realization of the foreign net deferred tax assets, the Company recorded cumulative valuation allowances of $346 million and $357 million as of January 28, 2022 and January 29, 2021, respectively. These valuation allowances are based on management’s assessment of the available positive and negative evidence to estimate the realization of this entity’s existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 28, 2022 and January 29, 2021, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and if estimates of future taxable income are increased.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended
(In millions)	January 28, 2022	January 29, 2021	January 31, 2020
Unrecognized tax benefits, beginning of year	$2	$4	$10
Additions for tax positions of prior years	38	—	2
Reductions for tax positions of prior years	—	—	(3)
Settlements	(2)	(2)	(5)
Unrecognized tax benefits, end of year	$38	$2	$4

The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $38 million as of January 28, 2022 and $2 million as of January 29, 2021.

The net interest expense recognized by the Company related to uncertain tax positions was $12 million for 2021, and insignificant for 2020 and 2019. The Company had $11 million and $1 million of accrued interest related to uncertain tax positions as of January 28, 2022 and January 29, 2021.

Penalties recognized related to uncertain tax positions were $4 million for 2021 and insignificant for tax years 2020 and 2019. The Company had $4 million of accrued penalties related to uncertain tax positions as of January 28, 2022, and no accrued penalties as of January 29, 2021.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2015 to 2020. An audit of the Company’s Canadian operations by the Canada Revenue Agency for fiscal years 2015 and 2016 is on-going. The Company remains subject to income tax examinations for fiscal years 2015 through 2020. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2021, 2020, and 2019:

	Years Ended
(In millions, except per share data)	January 28, 2022	January 29, 2021	January 31, 2020
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$8,442	$5,835	$4,281
Less: Net earnings allocable to participating securities	(33)	(24)	(13)
Net earnings allocable to common shares, basic	$8,409	$5,811	$4,268
Weighted-average common shares outstanding	696	748	777
Basic earnings per common share	$12.07	$7.77	$5.49
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$8,442	$5,835	$4,281
Less: Net earnings allocable to participating securities	(33)	(24)	(13)
Net earnings allocable to common shares, diluted	$8,409	$5,811	$4,268
Weighted-average common shares outstanding	696	748	777
Dilutive effect of non-participating share-based awards	3	2	1
Weighted-average common shares, as adjusted	699	750	778
Diluted earnings per common share	$12.04	$7.75	$5.49

Anti-dilutive securities excluded from diluted weighted-average common shares	0.3	0.3	0.9

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

As of January 28, 2022, the Company had non-cancellable commitments of $1.6 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  These commitments include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Payments under these commitments are scheduled to be made as follows: 2022, $1.1 billion; 2023, $402 million; 2024, $78 million; 2025, $68 million; 2026, $9 million.

At January 28, 2022, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $462 million. The majority of the Company’s letters of credit were issued to support the Company’s warranty program.

NOTE 16: Related Parties

A former member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $203 million in 2021, $214 million in 2020, and $165 million in 2019. Amounts payable to this vendor were insignificant to the Company at January 28, 2022 and January 29, 2021. This was no longer considered a related party relationship as of January 28, 2022.

The Company’s President and Chief Executive Officer also serves on the Board of Directors of a vendor that provides transportation and business services to the Company. The Company purchased services from this vendor in the amount of $269 million in 2021, $138 million in 2020, and $117 million in 2019. Amounts payable to this vendor were insignificant to the Company at January 28, 2022 and January 29, 2021.

NOTE 17: Other Information

Net interest expense is comprised of the following:

	Years Ended
(In millions)	January 28, 2022	January 29, 2021	January 31, 2020
Long-term debt	$827	$807	$668
Lease obligations	30	32	30
Short-term borrowings	5	13	—
Interest income	(12)	(24)	(27)
Interest capitalized	(3)	—	(1)
Interest on tax uncertainties	12	—	—
Other	26	20	21
Interest – net	$885	$848	$691

Supplemental disclosures of cash flow information:

	Years Ended
(In millions)	January 28, 2022	January 29, 2021	January 31, 2020
Cash paid for interest, net of amount capitalized	$837	$824	$671
Cash paid for income taxes, net	$2,735	$1,588	$1,423
Non-cash investing and financing activities: [1]
Cash dividends declared but not paid	$537	$440	$420
1See Note 6 for supplemental cash flow disclosures related to finance and operating leases.

Sales by product category:

	Years Ended
	January 28, 2022		January 29, 2021		January 31, 2020
(Dollars in millions)	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$13,427	14.0%	$12,096	13.5%	$9,972	13.8%
Lumber	9,722	10.1	8,344	9.3	5,710	7.9
Seasonal & Outdoor Living	9,555	9.9	8,854	9.9	6,813	9.4
Lawn & Garden	9,043	9.4	8,864	9.9	6,487	9.0
Kitchens & Bath	6,781	7.0	6,154	6.9	5,430	7.5
Tools	5,392	5.6	5,461	6.1	4,295	6.0
Millwork	5,331	5.5	4,971	5.5	4,202	5.8
Paint	5,132	5.3	5,372	6.0	4,073	5.6
Flooring	4,952	5.1	4,445	5.0	3,885	5.4
Rough Plumbing	4,762	4.9	4,334	4.8	3,831	5.3
Hardware	4,581	4.8	4,697	5.2	3,842	5.3
Building Materials	4,370	4.5	4,115	4.6	3,446	4.8
Décor	3,732	3.9	3,469	3.9	2,838	3.9
Electrical	3,536	3.7	2,973	3.3	2,447	3.4
Lighting	3,429	3.6	3,481	3.9	2,887	4.0
Other	2,505	2.7	1,967	2.2	1,990	2.9
Net sales	$96,250	100.0%	$89,597	100.0%	$72,148	100.0%
Note: Product category sales for prior periods have been reclassified to conform to the current year presentation.

SUPPLEMENTARY DATA

Selected Quarterly Data (UNAUDITED)

The following table summarizes the quarterly consolidated results of operations for 2021 and 2020:

	Year Ended January 28, 2022
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$24,422	$27,570	$22,918	$21,339
Gross margin	8,130	9,312	7,587	7,027
Net earnings	2,321	3,018	1,896	1,206
Basic earnings per common share	3.22	4.27	2.74	1.79
Diluted earnings per common share	$3.21	$4.25	$2.73	$1.78

	Year Ended January 29, 2021
(In millions, except per share data)	First	Second	Third	Fourth
Net sales	$19,675	$27,302	$22,309	$20,311
Gross margin	6,513	9,304	7,300	6,456
Net earnings	1,337	2,828	692	978
Basic earnings per common share	1.76	3.74	0.92	1.33
Diluted earnings per common share	$1.76	$3.74	$0.91	$1.32

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

In addition, no change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 28, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Information About Our Executive Officers”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Corporate Governance”, and “Additional Information - Shareholder Proposals for the 2023 Annual Meeting” in the definitive Proxy Statement for the 2022 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended January 28, 2022 (the Proxy Statement).

We have adopted a written code of business conduct and ethics, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act, which we refer to as the Lowe’s Code of Business Conduct and Ethics (the Code). The Code applies to all employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Code is designed to ensure that the Company’s business is conducted in a legal and ethical manner.  The Code covers all areas of professional conduct, including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations, and accounting complaints.  The full text of the Code can be found on our website at www.Lowes.com, under the “About Lowe’s”, “Investors”, and “Corporate Governance - Governance Documents” headings.  You can also obtain a copy of the complete Code by contacting Investor Relations by phone at 1-800-813-7613 or email at investorrelations@lowes.com.

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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance – Director Independence”, “Related Person Transactions”, and “Appendix B: Categorical Standards for Determination of Director Independence” in the Proxy Statement.

Item 14 - Principal Accountant Fees and Services

The information required by this item is furnished by incorporation by reference to the information under the heading “Audit Matters – Fees Paid to the Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

January 28, 2022:
Reserve for loss on obsolete inventory	$182	$—		$(14)	[1]	$168
Reserve for inventory shrinkage	365	845		(796)	[2]	414
Reserve for sales returns	252	—		(7)		245
Deferred tax valuation allowance	601	—		(11)	[3]	590
Self-insurance liabilities	1,093	1,759		(1,736)	[4]	1,116
Reserve for exit activities	69	—		(15)		54

January 29, 2021:
Reserve for loss on obsolete inventory	$105	$77	[1]	$—		$182
Reserve for inventory shrinkage	244	907		(786)	[2]	365
Reserve for sales returns	194	58		—		252
Deferred tax valuation allowance	561	40	[3]	—		601
Self-insurance liabilities	1,104	1,568		(1,579)	[4]	1,093
Reserve for exit activities	88	—		(19)		69

January 31, 2020:
Reserve for loss on obsolete inventory	$78	$27	[1]	$—		$105
Reserve for inventory shrinkage	222	533		(511)	[2]	244
Reserve for sales returns	194	—		—		194
Deferred tax valuation allowance	569	—		(8)	[3]	561
Self-insurance liabilities	953	1,711		(1,560)	[4]	1,104
Reserve for exit activities	361	—		(273)	[5]	88
1    Represents the net (decrease)/increase in the required reserve based on the Company’s evaluation of obsolete inventory.
2    Represents the actual inventory shrinkage experienced at the time of physical inventories.
3    Represents a (decrease)/increase in the required reserve based on the Company’s evaluation of deferred tax assets.
4    Represents claim payments for self-insured claims.
5    Primarily represents the elimination of exit activity reserves related to rent liabilities upon adoption of ASU 2016-02, Leases (Topic 842), as of February 2, 2019.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated May 29, 2020.	8-K	001-07898	3.1	June 2, 2020

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.10	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

4.11	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.12	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.14	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.15	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

4.16	Fifteenth Supplemental Indenture, dated as of April 5, 2019, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 3.650% Notes due April 5, 2029 and a form of 4.550% Notes due April 5, 2049.	8-K	001-07898	4.2	April 5, 2019

4.17	Sixteenth Supplemental Indenture, dated as of March 26, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 4.000% Notes due April 15, 2025, a form of 4.500% Notes due April 15, 2030, a form of 5.000% Notes due April 15, 2040 and a form of 5.125% Notes due April 15, 2050.	8-K	001-07898	4.2	March 27, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.18	Seventeenth Supplemental Indenture, dated as of October 22, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 1.300% Notes due April 15, 2028, a form of 1.700% Notes due October 15, 2030 and a form of 3.000% Notes due October 15, 2050.	8-K	001-07898	4.2	October 22, 2020

4.19	Eighteenth Supplemental Indenture, dated as of March 31, 2021, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 2.625% Notes due April 1, 2031 and a form of 3.500% Notes due April 1, 2051.	8-K	001-07898	4.2	March 31, 2021

4.20	Nineteenth Supplemental Indenture, dated as of September 20, 2021, between Lowe’s Companies, Inc. and U.S. Bank Association (as successor trustee), including as exhibits thereto a form of 1.700% Notes due September 15, 2028 and a form of 2.800% Notes due September 15, 2041.	8-K	001-07898	4.2	September 20, 2021

4.21	Credit Agreement, dated as of March 23, 2020, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing-line lender, and a letter of credit issuer, U.S. Bank National Association, as syndication agent and a letter of credit issuer, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	March 24, 2020

4.22	Amendment No. 1 to Credit Agreement, dated as of December 14, 2021, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, and the other lenders party thereto.	8-K	001-07898	10.2	December 15, 2021

4.23	364-day Term Loan Facility, dated as of April 22, 2021, by and between Lowe’s Companies, Inc. and Wells Fargo Bank, National Association.	8-K	001-07898	10.1	April 27, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.24	Third Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank. National Association, as co-syndication agents and letter of credit issuers, and Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	December 15, 2021

4.25	Description of Securities.	10-K	001-07898	4.23	March 22, 2021

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, as amended and restated May 28, 2021.*	10-Q	001-07898	10.1	August 26, 2021

10.2	Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan.*	S-8	333-249586	99.1	October 21, 2020

10.3	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.4	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.5	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.6	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.7	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.8	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.9	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.10	Amendment No. 7 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.16	April 4, 2017

10.11	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.12	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.13	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Outside Directors.*	10-Q	001-07898	10.1	September 3, 2019

10.15	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of January 30, 2020.*	10-K	001-07898	10.22	March 23, 2020

10.16	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.17	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

10.18	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*	10-Q	001-07898	10.2	September 4, 2018

10.19	Offer Letter between Lowe’s Companies, Inc. and David M. Denton entered into on August 20, 2018.*	10-Q	001-07898	10.3	September 4, 2018

10.20	Offer Letter between Lowe’s Companies, Inc. and William P. Boltz entered into on July 15, 2018.*‡

10.21	Offer Letter between Lowe’s Companies, Inc. and Seemantini Godbole entered into on October 30, 2018.*‡

10.22	Offer Letter between Lowe’s Companies, Inc. and Marisa F. Thalberg entered into on December 31, 2019.*‡

10.23	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier I Officers.*	10-K	001-07898	10.28	March 23, 2020

10.24	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier I Officers.*	10-Q	001-07898	10.2	June 3, 2019

10.25	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier I Officers.*	10-Q	001-07898	10.6	June 3, 2019

10.26	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.7	September 4, 2018

10.27	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	November 25, 2020

10.28	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.2	May 28, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.29	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated May 29, 2020.*	10-Q	001-07898	10.1	August 26, 2020

10.30	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*	10-Q	001-07898	10.6	December 6, 2018

10.31	Form of Lowe’s Companies, Inc. Officer Indemnification Agreement.*	10-K	001-07898	10.43	April 2, 2019

10.32	Offer Letter between Lowe’s Companies, Inc. and Dan C. Griggs, Jr. entered into on October 2, 2020.*	10-Q	001-07898	10.2	November 25, 2020

10.33	Offer Letter between Lowe’s Companies, Inc. and Dan C. Griggs, Jr. entered into on February 12, 2021.*	10-Q	001-07898	10.1	May 27, 2021

10.34	Form of Lowe’s Companies, Inc. 2021 Restricted Stock Award Agreement.*	10-Q	001-07898	10.4	May 27, 2021

10.35	Form of Lowe’s Companies, Inc. 2021 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 27, 2021

10.36	Form of Lowe’s Companies, Inc. 2021 Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.3	May 27, 2021

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
99.1	Twelfth Amendment to the Lowe’s 401(k) Plan, executed on December 16, 2021 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No. 033-29772).‡

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 21, 2022	By: /s/ Marvin R. Ellison
Date	Marvin R. Ellison Chairman, President and Chief Executive Officer

March 21, 2022	By: /s/ David M. Denton
Date	David M. Denton Executive Vice President, Chief Financial Officer

March 21, 2022	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

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

/s/ Marvin R. Ellison	Chairman, President and Chief Executive Officer	March 21, 2022
Marvin R. Ellison		Date

/s/ Raul Alvarez	Director	March 21, 2022
Raul Alvarez		Date

/s/ David H. Batchelder	Director	March 21, 2022
David H. Batchelder		Date

/s/ Sandra B. Cochran	Director	March 21, 2022
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	March 21, 2022
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Director	March 21, 2022
Richard W. Dreiling		Date

/s/ Daniel J. Heinrich	Director	March 21, 2022
Daniel J. Heinrich		Date

/s/ Brian C. Rogers	Director	March 21, 2022
Brian C. Rogers		Date

/s/ Bertram L. Scott	Director	March 21, 2022
Bertram L. Scott		Date

/s/ Mary Beth West	Director	March 21, 2022
Mary Beth West		Date

