Form 10-Q
period 2022-04-29
LOWES COMPANIES INC
filed 2022-05-26
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2022
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

Former name, former address and former fiscal year, if changed since last report: Not Applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/24/2022
Common Stock, $0.50 par value	639,128,830

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

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, interest rate and currency fluctuations, home price appreciation or decreasing housing turnover, the availability of consumer credit and of mortgage financing, trade policy changes or additional tariffs, outbreaks of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, armed conflicts, acts of both domestic and international terrorism, and other factors that can negatively affect our customers.

Investors and others should carefully consider the foregoing factors and other uncertainties, risks and potential events including, but not limited to, those described in “Item 1A - Risk Factors” and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K and as may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	April 29, 2022		April 30, 2021
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$23,659	100.00%	$24,422	100.00%
Cost of sales	15,609	65.97	16,292	66.71
Gross margin	8,050	34.03	8,130	33.29
Expenses:
Selling, general and administrative	4,303	18.19	4,494	18.40
Depreciation and amortization	445	1.88	391	1.60
Operating income	3,302	13.96	3,245	13.29
Interest – net	243	1.03	211	0.87
Pre-tax earnings	3,059	12.93	3,034	12.42
Income tax provision	726	3.07	713	2.92
Net earnings	$2,333	9.86%	$2,321	9.50%

Weighted average common shares outstanding – basic	660		718
Basic earnings per common share	$3.52		$3.22
Weighted average common shares outstanding – diluted	662		720
Diluted earnings per common share	$3.51		$3.21

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	April 29, 2022		April 30, 2021
	Amount	% Sales	Amount	% Sales
Net earnings	$2,333	9.86%	$2,321	9.50%
Foreign currency translation adjustments – net of tax	(17)	(0.07)	102	0.41
Cash flow hedges – net of tax	219	0.93	24	0.10
Other	(2)	(0.01)	(1)	—
Other comprehensive income	200	0.85	125	0.51
Comprehensive income	$2,533	10.71%	$2,446	10.01%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	April 29, 2022	April 30, 2021	January 28, 2022
Assets
Current assets:
Cash and cash equivalents	$3,414	$6,692	$1,133
Short-term investments	368	454	271
Merchandise inventory – net	20,239	18,382	17,605
Other current assets	1,590	1,288	1,051
Total current assets	25,611	26,816	20,060
Property, less accumulated depreciation	18,890	19,059	19,071
Operating lease right-of-use assets	4,131	3,886	4,108
Long-term investments	76	197	199
Deferred income taxes – net	33	213	164
Other assets	984	1,029	1,038
Total assets	$49,725	$51,200	$44,640

Liabilities and shareholders' (deficit)/equity
Current liabilities:
Current maturities of long-term debt	$121	$1,338	$868
Current operating lease liabilities	639	551	636
Accounts payable	13,831	13,964	11,354
Accrued compensation and employee benefits	1,190	1,312	1,561
Deferred revenue	2,094	2,022	1,914
Other current liabilities	3,956	3,705	3,335
Total current liabilities	21,831	22,892	19,668
Long-term debt, excluding current maturities	28,776	21,906	23,859
Noncurrent operating lease liabilities	4,061	3,925	4,021
Deferred revenue – Lowe's protection plans	1,137	1,050	1,127
Other liabilities	797	982	781
Total liabilities	56,602	50,755	49,456

Shareholders' (deficit)/equity:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 652 million, 715 million, and 670 million shares, respectively	326	358	335
Capital in excess of par value	—	—	—
(Accumulated deficit)/retained earnings	(7,367)	98	(5,115)
Accumulated other comprehensive income/(loss)	164	(11)	(36)
Total shareholders' (deficit)/equity	(6,877)	445	(4,816)
Total liabilities and shareholders' (deficit)/equity	$49,725	$51,200	$44,640

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ (Deficit)/Equity (Unaudited)
In Millions

	Three Months Ended April 29, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	2,333	—	2,333
Other comprehensive income	—	—	—	—	200	200
Cash dividends declared, $0.80 per share	—	—	—	(524)	—	(524)
Share-based payment expense	—	—	46	—	—	46
Repurchases of common stock	(19)	(9)	(47)	(4,061)	—	(4,117)
Issuance of common stock under share-based payment plans	1	—	1	—	—	1
Balance April 29, 2022	652	$326	$—	$(7,367)	$164	$(6,877)

	Three Months Ended April 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	2,321	—	2,321
Other comprehensive income	—	—	—	—	125	125
Cash dividends declared, $0.60 per share	—	—	—	(430)	—	(430)
Share-based payment expense	—	—	50	—	—	50
Repurchases of common stock	(17)	(9)	(148)	(2,910)	—	(3,067)
Issuance of common stock under share-based payment plans	1	1	8	—	—	9
Balance April 30, 2021	715	$358	$—	$98	$(11)	$445
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	April 29, 2022	April 30, 2021
Cash flows from operating activities:
Net earnings	$2,333	$2,321
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	503	443
Noncash lease expense	135	124
Deferred income taxes	59	110
Loss/(gain) on property and other assets – net	4	(15)
Share-based payment expense	50	54
Changes in operating assets and liabilities:
Merchandise inventory – net	(2,646)	(2,123)
Other operating assets	(212)	(343)
Accounts payable	2,479	3,058
Deferred revenue	191	442
Other operating liabilities	81	421
Net cash provided by operating activities	2,977	4,492

Cash flows from investing activities:
Purchases of investments	(109)	(293)
Proceeds from sale/maturity of investments	132	347
Capital expenditures	(343)	(461)
Proceeds from sale of property and other long-term assets	10	64
Other – net	—	(134)
Net cash used in investing activities	(310)	(477)

Cash flows from financing activities:
Net proceeds from issuance of debt	4,964	1,988
Repayment of debt	(773)	(543)
Proceeds from issuance of common stock under share-based payment plans	1	9
Cash dividend payments	(537)	(440)
Repurchases of common stock	(4,037)	(3,038)
Other – net	(4)	4
Net cash used in financing activities	(386)	(2,020)

Effect of exchange rate changes on cash	—	7

Net increase in cash and cash equivalents	2,281	2,002
Cash and cash equivalents, beginning of period	1,133	4,690
Cash and cash equivalents, end of period	$3,414	$6,692

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of April 29, 2022, and April 30, 2021, and the statements of earnings, comprehensive income, shareholders’ (deficit)/equity, and cash flows for the three months ended April 29, 2022, and April 30, 2021. The January 28, 2022 consolidated balance sheet was derived from the audited financial statements.

These interim condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 28, 2022 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Accounting Pronouncements Not Yet Adopted

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q or in the 2021 Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	April 29, 2022	April 30, 2021
Products	$22,884	$23,522
Services	536	579
Other	239	321
Net sales	$23,659	$24,422

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

(In millions)	Classification	April 29, 2022	April 30, 2021	January 28, 2022
Anticipated sales returns	Other current liabilities	$363	$374	$245
Right of return assets	Other current assets	218	240	151

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

(In millions)	April 29, 2022	April 30, 2021	January 28, 2022
Retail deferred revenue	$1,521	$1,525	$1,285
Stored-value cards deferred revenue	573	497	629
Deferred revenue	$2,094	$2,022	$1,914

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	April 29, 2022	April 30, 2021	January 28, 2022
Deferred revenue - Lowe’s protection plans	$1,137	$1,050	$1,127

	Three Months Ended
(In millions)	April 29, 2022	April 30, 2021
Lowe’s protection plans deferred revenue recognized into sales	$127	$116
Lowe’s protection plans claim expenses	45	54

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	April 29, 2022		April 30, 2021
(In millions)	Net Sales	%	Net Sales	%
Home Décor [1]	$8,298	35.1%	$8,307	34.0%
Building Products [2]	8,171	34.5	7,942	32.5
Hardlines [3]	6,695	28.3	7,750	31.8
Other	495	2.1	423	1.7
Total	$23,659	100.0%	$24,422	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended
	April 29, 2022	April 30, 2021
United States	$22,426	$22,932
Canada	1,233	1,490
Net Sales	$23,659	$24,422

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	April 29, 2022	April 30, 2021	January 28, 2022
Short-term restricted investments	$368	$454	$271
Long-term restricted investments	76	197	199
Total restricted investments	$444	$651	$470

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 29, 2022, April 30, 2021, and January 28, 2022:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	April 29, 2022	April 30, 2021	January 28, 2022
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$176	$190	$75
Money market funds	Short-term investments	Level 1	135	86	120
Foreign government debt securities	Short-term investments	Level 2	28	—	14
Corporate debt securities	Short-term investments	Level 2	15	148	8
Municipal obligations	Short-term investments	Level 2	10	—	10
Certificates of deposit	Short-term investments	Level 1	4	—	14
Agency securities	Short-term investments	Level 2	—	30	—
Commercial paper	Short-term investments	Level 2	—	—	30
Corporate debt securities	Long-term investments	Level 2	43	50	50
U.S. Treasury securities	Long-term investments	Level 1	31	128	132
Municipal obligations	Long-term investments	Level 2	2	13	3
Agency securities	Long-term investments	Level 2	—	6	—
Foreign government debt securities	Long-term investments	Level 2	—	—	14
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$261	$22	$66
Forward interest rate swaps	Other assets	Level 2	—	—	48
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	65	—	21

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended April 29, 2022, and April 30, 2021, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. As further described in Note 6, certain long-term debt is associated with a fair value hedge and the changes in fair value of the hedged debt is included in the carrying value of long-term debt on the consolidated balance sheets. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	April 29, 2022		April 30, 2021		January 28, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$28,224	$26,095	$22,585	$24,774	$24,056	$25,425
Mortgage notes (Level 2)	4	5	5	5	5	5
Long-term debt (excluding finance lease obligations)	$28,228	$26,100	$22,590	$24,779	$24,061	$25,430

Note 5: Debt
Commercial Paper Program
The $2.0 billion five-year unsecured revolving credit agreement entered into in March 2020, and amended in December 2021, (2020 Credit Agreement) and the $2.0 billion five-year unsecured third amended and restated credit agreement (Third Amended and Restated Credit Agreement) entered into in December 2021 support the Company’s commercial paper program.  The amounts available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of April 29, 2022, April 30, 2021, and January 28, 2022, there were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of April 29, 2022.
Long-Term Debt

On March 24, 2022, the Company issued $5.0 billion of unsecured fixed rate notes (March 2022 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$750	April 2027	3.350%	$3
$1,500	April 2032	3.750%	$7
$1,500	April 2052	4.250%	$14
$1,250	April 2062	4.450%	$12

Interest on the March 2022 Notes is payable semiannually in arrears in April and October of each year until maturity.

The indenture governing the March 2022 Notes contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indenture governing the March 2022 Notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

Note 6: Derivative Instruments

The Company utilizes forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company also utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	April 29, 2022	April 30, 2021	January 28, 2022
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$1,760	$375	$2,560
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$850	$—	$850

See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

The Company accounts for the forward interest rate swap contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income, net of tax effects, in the consolidated statements of comprehensive income and is amortized to interest expense over the term of the respective debt. During the three months ended April 29, 2022, in connection with the issuance of our March 2022 Notes, we settled forward interest rate swap contracts with a combined notional amount of $1.5 billion and received a payment of $143 million. The gain/(loss) from forward interest rate swap agreements, both settled and outstanding, designated as cash flow hedges recorded in other comprehensive income and earnings for the three months ended April 29, 2022, and April 30, 2021, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended
	April 29, 2022	April 30, 2021
Other comprehensive income:
Cash flow hedges – net of tax expense of $73 million and $9 million, respectively	$218	$27
Net earnings:
Interest – net	$(1)	$(3)

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

Note 7: Shareholders’ (Deficit)/Equity

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. As of April 29, 2022, the Company had $15.7 billion remaining in its share repurchase program.

In February 2022, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $750 million of the Company’s common stock. The terms of the ASR agreement entered into during the three months ended April 29, 2022, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2022	Q1 2022	$750	2.8	0.6	3.4

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended
	April 29, 2022
(In millions)	Shares	Cost
Open market share repurchases	15.2	$3,251

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three months ended April 29, 2022, and April 30, 2021, were as follows:

	Three Months Ended
	April 29, 2022		April 30, 2021
(In millions)	Shares	Cost [1]	Shares	Cost [1]
Share repurchase program	18.6	$4,001	16.5	$3,000
Shares withheld from employees	0.6	116	0.3	67
Total share repurchases	19.2	$4,117	16.8	$3,067
1 Reductions of $4.1 billion and $2.9 billion were recorded to (accumulated deficit)/retained earnings, after capital in excess of par value was depleted, for the three months ended April 29, 2022, and April 30, 2021, respectively.

Note 8: Earnings Per Share - The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three months ended April 29, 2022, and April 30, 2021:

	Three Months Ended
(In millions, except per share data)	April 29, 2022	April 30, 2021
Basic earnings per common share:
Net earnings	$2,333	$2,321
Less: Net earnings allocable to participating securities	(8)	(9)
Net earnings allocable to common shares, basic	$2,325	$2,312
Weighted-average common shares outstanding	660	718
Basic earnings per common share	$3.52	$3.22
Diluted earnings per common share:
Net earnings	$2,333	$2,321
Less: Net earnings allocable to participating securities	(8)	(9)
Net earnings allocable to common shares, diluted	$2,325	$2,312
Weighted-average common shares outstanding	660	718
Dilutive effect of non-participating share-based awards	2	2
Weighted-average common shares, as adjusted	662	720
Diluted earnings per common share	$3.51	$3.21

Anti-dilutive securities excluded from diluted weighted-average common shares	0.4	0.4

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	April 29, 2022	April 30, 2021
Long-term debt	$230	$200
Lease obligations	7	8
Short-term borrowings	1	—
Interest income	(2)	(3)
Interest capitalized	(1)	—
Interest on tax uncertainties	3	—
Other	5	6
Interest – net	$243	$211

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	April 29, 2022	April 30, 2021
Cash paid for interest, net of amount capitalized	$375	$219
Cash paid for income taxes – net	$57	$115
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$2	$14
Leased assets obtained in exchange for new operating lease liabilities [1]	$174	$155
Cash dividends declared but not paid	$524	$430
1 Excludes $637 million of leases signed but not yet commenced as of April 29, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of April 29, 2022, and April 30, 2021, the related consolidated statements of earnings, comprehensive income, shareholders’ (deficit)/equity, and cash flows for the fiscal three months ended April 29, 2022, and April 30, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 28, 2022, and the related consolidated statements of earnings, comprehensive income, shareholders’ (deficit)/equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 21, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 26, 2022

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended April 29, 2022, and April 30, 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2021. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales in the first quarter of 2022 decreased 3.1% to $23.7 billion compared to net sales of $24.4 billion in the first quarter of 2021. The decrease in total sales was driven by a decrease in comparable sales. Net earnings in the first quarter of 2022 were $2.3 billion, which represents an increase of 0.5% compared to the first quarter of 2021. Diluted earnings per common share increased 9.4% to $3.51 in the first quarter of 2022 from $3.21 in the first quarter of 2021.

For the first three months of 2022, cash flows from operating activities were approximately $3.0 billion, while $343 million was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we repurchased $4.1 billion of common stock and paid $537 million in dividends during the three months ended April 29, 2022.

During the first quarter of 2022, comparable sales declined 4.0% with seven of 15 product categories generating positive comparable sales during the quarter. In the first quarter, our spring-related outdoor categories were unfavorably impacted by a delayed spring selling season across all regions, which was most pronounced in the North, due to unseasonably cold and wet weather. However, we continued to experience strong results with our Pro customers, particularly in our Building Products categories, due to our improved Pro product and service offerings, as well as strong market demand. In addition, DIY demand remains solid for core, non-seasonal home improvement projects. Despite the delay in spring, the operational efficiencies gained through our Perpetual Productivity Improvement (PPI) initiatives, such as our enhanced labor management tools and improved pricing capabilities, have given us the agility to deliver operating margin improvement even when sales decline.

This quarter, we launched our new Pro Loyalty program, MVPs Pro Rewards and Partnership ProgramTM, which is centered around creating a partnership with our Pro customers. We are excited about the loyalty and credit offerings our MVPs program provides, and we look forward to building on the momentum of the program as we launch enhanced features in the coming months. In addition, during the quarter, we converted our fourth geographic area to our market-based delivery model for big and bulky product. In this model, product flows directly to customer homes from our distribution network, bypassing stores altogether.

We view spring as a first half event, and we are encouraged by the arrival of spring across our regions at the close of the first quarter. As part of our Total Home strategy, we are ready to capitalize on this demand with our enhanced assortment, strong inventory position, improved omnichannel fulfillment capabilities, and seasonal staffing in place to serve customers and grow market share.

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

	Three Months Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase / (Decrease) in Dollar Amounts from Prior Period
	April 29, 2022	April 30, 2021	2022 vs. 2021	2022 vs. 2021
Net sales	100.00%	100.00%	N/A	(3.1)%
Gross margin	34.03	33.29	74	(1.0)
Expenses:
Selling, general and administrative	18.19	18.40	(21)	(4.3)
Depreciation and amortization	1.88	1.60	28	13.8
Operating income	13.96	13.29	67	1.8
Interest – net	1.03	0.87	16	15.4
Pre-tax earnings	12.93	12.42	51	0.8
Income tax provision	3.07	2.92	15	1.9
Net earnings	9.86%	9.50%	36	0.5%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended
Other Metrics	April 29, 2022	April 30, 2021
Comparable sales (decrease)/increase [1]	(4.0)%	25.9%
Total customer transactions (in millions)	226	261
Average ticket [2]	$104.52	$93.74
At end of period:
Number of stores	1,971	1,972
Sales floor square feet (in millions)	208	208
Average store size selling square feet (in thousands) [3]	106	105
Net earnings to average debt and shareholders’ (deficit)/equity [4]	30.8%	24.3%
Return on invested capital [4]	33.8%	29.9%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which impacted first quarter fiscal 2022 and fiscal 2021 comparable sales by approximately -5 basis points and 310 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.
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

	For the Periods Ended
(In millions, except percentage data)	April 29, 2022	April 30, 2021
Calculation of Return on Invested Capital
Numerator
Net Earnings	$8,453	$6,819
Plus:
Interest expense – net	918	855
Loss on extinguishment of debt	—	1,060
Operating lease interest	158	168
Provision for income taxes	2,780	2,167
Lease adjusted net operating profit	12,309	11,069
Less:
Income tax adjustment [1]	3,046	2,670
Lease adjusted net operating profit after tax	$9,263	$8,399

Denominator
Average debt and shareholders’ (deficit)/equity [2]	$27,442	$28,053
Net earnings to average debt and shareholders’ (deficit)/equity	30.8%	24.3%
Return on invested capital	33.8%	29.9%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.7% and 24.1% for the periods ended April 29, 2022, and April 30, 2021, respectively.
2    Average debt and shareholders’ (deficit)/equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ (deficit)/equity.

Results of Operations

Net Sales – Net sales for the first quarter of 2022 decreased 3.1% to $23.7 billion. The decrease in total sales was driven by a decline in comparable sales. Comparable sales decreased 4.0% over the same period, driven by a 13.1% decrease in comparable customer transactions, partially offset by a 9.1% increase in comparable average ticket.

During the first quarter of 2022, we experienced comparable sales increases in seven of 15 product categories, led by Electrical, Building Materials, and Rough Plumbing. Strength in these categories reflects robust Pro customer demand, as well as unit price increases due to inflation. Our seasonal categories of Seasonal & Outdoor Living and Lawn & Garden experienced our lowest comparable sales change due to a delayed spring season, with unseasonably cool and wet weather across all regions.

Gross Margin – For the first quarter of 2022, gross margin increased 74 basis points as a percentage of sales. The gross margin increase for the quarter is driven by approximately 50 basis points of total rate improvement due to continued improvements in managing product costs and disciplined pricing strategies, 25 basis points of leverage from higher credit revenue, and 20 basis points of favorable product mix. These favorable impacts were partially offset by 10 basis points of deleverage from damaged live-goods caused by unseasonable weather and 10 basis points of deleverage from distribution costs.

SG&A – For the first quarter of 2022, SG&A expense leveraged 21 basis points as a percentage of sales compared to the first quarter of 2021. This is primarily driven by improved labor productivity, partially offset by lower fixed cost leverage and wage pressure.

Depreciation and Amortization – Depreciation and amortization deleveraged 28 basis points for the first quarter of 2022 compared to the prior year primarily due to ongoing capital investments in technology, store environment, and store equipment. Property, less accumulated depreciation, decreased to $18.9 billion at April 29, 2022, compared to $19.1 billion at April 30, 2021.

Interest – Net – Interest expense for the first quarter of 2022 deleveraged 16 basis points as a percentage of sales, primarily due to interest expense related to the issuance of unsecured notes in March 2021, September 2021, and March 2022, partially offset by scheduled payoff of notes at maturity.

Income Tax Provision – Our effective income tax rates were 23.7% and 23.5% for the three months ended April 29, 2022 and April 30, 2021, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, and return excess cash to shareholders in the form of dividends and share repurchases. We believe these sources of liquidity will continue to support our business for the next twelve months. As of April 29, 2022, we held $3.4 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	April 29, 2022	April 30, 2021
Net cash provided by operating activities	$2,977	$4,492

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the three months ended April 29, 2022, compared to the three months ended April 30, 2021, was driven primarily by changes in working capital. Accounts payable increased by $2.5 billion for the first three months of 2022 compared to an increase of $3.1 billion for the first three months of 2021, driving a net difference in operating cash flows for the quarter of $523 million. Inventory decreased operating cash flows for the first three months of 2022 by approximately $2.6 billion compared to a decrease of approximately $2.1 billion for the first three months of 2021. We typically build our inventory in anticipation for spring as we have historically recognized our highest volume sales during the second fiscal quarter. In the current year, we have experienced a delay in the spring selling season due to unseasonably cool and wet weather which has resulted in elevated inventory levels in our seasonal categories. Other operating liabilities increased $81 million for the first three months of 2022 compared to an increase of $421 million in the first three months of 2021. The decline in cash flows provided by the change in other operating liabilities in the current year compared to the prior year is primarily driven by the payout of discretionary compensation for front-line employees in the first quarter of fiscal 2022.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	April 29, 2022	April 30, 2021
Net cash used in investing activities	$(310)	$(477)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the three months ended April 29, 2022, and April 30, 2021:

	Three Months Ended
(In millions)	April 29, 2022	April 30, 2021
Core business investments [1]	$252	$365
Strategic initiatives [2]	46	58
New stores, new corporate facilities and international [3]	45	38
Total capital expenditures	$343	$461
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

Our fiscal year 2022 outlook for capital expenditures is approximately $2.0 billion.

Cash Flows Used in Financing Activities

	Three Months Ended
(In millions)	April 29, 2022	April 30, 2021
Net cash used in financing activities	$(386)	$(2,020)

Net cash used in financing activities primarily consists of transactions related to our share repurchases, long-term debt, and cash dividend payments.

Total Debt

During the three months ended April 29, 2022, we issued $5.0 billion of unsecured notes, the proceeds of which were designated for general corporate purposes. During the three months ended April 29, 2022, we also paid $750 million to retire scheduled debt at maturity.

The 2020 Credit Agreement and the Third Amended and Restated Credit Agreement support our commercial paper program. The amount available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement as of April 29, 2022, and April 30, 2021. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement as of April 29, 2022, was $4.0 billion.

The 2020 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at April 29, 2022.

The following table includes additional information related to our debt for the three months ended April 29, 2022, and April 30, 2021:

	Three Months Ended
(In millions)	April 29, 2022	April 30, 2021
Net proceeds from issuance of debt	$4,964	$1,988
Repayment of debt	(773)	(543)
Maximum commercial paper outstanding at any period	1,361	400

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the three months ended April 29, 2022, and April 30, 2021:

	Three Months Ended
(In millions, except per share data)	April 29, 2022	April 30, 2021
Total amount paid for share repurchases	$4,037	$3,038
Total number of shares repurchased	18.7	16.7
Average price paid per share	$215.32	$182.20
As of April 29, 2022, we had $15.7 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling approximately $12.0 billion in 2022 (including the amount repurchased during the first three months of fiscal year 2022).

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $0.60 per share for the three months ended April 30, 2021, to $0.80 per share for the three months ended April 29, 2022.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 26, 2022, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. Our significant and critical accounting policies and estimates have not changed significantly since the filing of the Annual Report.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates related to our international operations, interest rates, and commodity prices. The Company’s market risks have not changed materially from those disclosed in the Annual Report for the fiscal year ended January 28, 2022.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of April 29, 2022, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended April 29, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 21, 2022.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended April 29, 2022:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 29, 2022 - February 25, 2022	5,246,204	$222.50	5,244,115	$18,426,847,833
February 26, 2022 - April 1, 2022	7,301,168	219.70	6,734,197	17,071,951,655
April 2, 2022 - April 29, 2022	6,631,642	202.91	6,628,255	15,726,993,053
As of April 29, 2022	19,179,014	$214.66	18,606,567	$15,726,993,053
1The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2On December 15, 2021, the Company announced that its Board of Directors authorized $13.0 billion of share repurchases under the program, in addition to the $15.0 billion of share repurchases authorized by the Board of Directors in December 2020, with no expiration.
3In February 2022, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $750 million to the financial institution and received an initial delivery of 2.8 million shares. In April, prior to the end of the first quarter, the Company finalized the transaction and received an additional 0.6 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated March 18, 2022.	8-K	001-07898	3.1	March 23, 2022

4.1	Twentieth Supplemental Indenture, dated as of March 24, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee).	8-K	001-07898	4.2	March 24, 2022

10.1	Offer Letter between Brandon J. Sink and Lowe’s Companies, Inc. entered into on April 8, 2022.*	8-K	001-07898	10.1	April 8, 2022

10.2	Form of Lowe’s Companies, Inc. 2022 Performance Share Unit Award Agreement.*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

May 26, 2022	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

