Form 10-Q
period 2022-07-29
LOWES COMPANIES INC
filed 2022-08-25
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/23/2022
Common Stock, $0.50 par value	620,700,567

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

Investors and others should carefully consider the foregoing factors and other uncertainties, risks and potential events including, but not limited to, those described in “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K and as may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	July 29, 2022		July 30, 2021		July 29, 2022		July 30, 2021
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$27,476	100.00%	$27,570	100.00%	$51,135	100.00%	$51,993	100.00%
Cost of sales	18,343	66.76	18,258	66.22	33,952	66.40	34,551	66.45
Gross margin	9,133	33.24	9,312	33.78	17,183	33.60	17,442	33.55
Expenses:
Selling, general and administrative	4,455	16.22	4,693	17.02	8,758	17.12	9,187	17.67
Depreciation and amortization	449	1.63	409	1.49	894	1.75	800	1.54
Operating income	4,229	15.39	4,210	15.27	7,531	14.73	7,455	14.34
Interest – net	264	0.96	216	0.78	507	0.99	427	0.82
Pre-tax earnings	3,965	14.43	3,994	14.49	7,024	13.74	7,028	13.52
Income tax provision	973	3.54	976	3.54	1,699	3.33	1,688	3.25
Net earnings	$2,992	10.89%	$3,018	10.95%	$5,325	10.41%	$5,340	10.27%

Weighted average common shares outstanding – basic	638		705		649		711
Basic earnings per common share	$4.68		$4.27		$8.18		$7.48
Weighted average common shares outstanding – diluted	639		707		651		713
Diluted earnings per common share	$4.67		$4.25		$8.16		$7.46

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	July 29, 2022		July 30, 2021		July 29, 2022		July 30, 2021
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$2,992	10.89%	$3,018	10.95%	$5,325	10.41%	$5,340	10.27%
Foreign currency translation adjustments – net of tax	12	0.05	(44)	(0.17)	(5)	(0.02)	58	0.11
Cash flow hedges – net of tax	(38)	(0.14)	(9)	(0.03)	181	0.36	15	0.03
Other	(1)	—	(1)	—	(3)	0.01	(2)	—
Other comprehensive (loss)/income	(27)	(0.09)	(54)	(0.20)	173	0.35	71	0.14
Comprehensive income	$2,965	10.80%	$2,964	10.75%	$5,498	10.76%	$5,411	10.41%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	July 29, 2022	July 30, 2021	January 28, 2022
Assets
Current assets:
Cash and cash equivalents	$1,482	$4,835	$1,133
Short-term investments	450	1,420	271
Merchandise inventory – net	19,329	17,322	17,605
Other current assets	1,406	1,506	1,051
Total current assets	22,667	25,083	20,060
Property, less accumulated depreciation	18,713	19,031	19,071
Operating lease right-of-use assets	4,158	3,820	4,108
Long-term investments	56	225	199
Deferred income taxes – net	104	221	164
Other assets	1,027	1,024	1,038
Total assets	$46,725	$49,404	$44,640

Liabilities and shareholders' deficit
Current liabilities:
Short-term borrowings	$—	$1,000	$—
Current maturities of long-term debt	121	1,344	868
Current operating lease liabilities	652	557	636
Accounts payable	12,631	12,011	11,354
Accrued compensation and employee benefits	1,227	1,331	1,561
Deferred revenue	1,968	2,041	1,914
Other current liabilities	3,767	3,380	3,335
Total current liabilities	20,366	21,664	19,668
Long-term debt, excluding current maturities	28,763	21,967	23,859
Noncurrent operating lease liabilities	4,069	3,841	4,021
Deferred revenue – Lowe's protection plans	1,169	1,097	1,127
Other liabilities	800	1,010	781
Total liabilities	55,167	49,579	49,456

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 631 million, 699 million, and 670 million shares, respectively	316	350	335
Capital in excess of par value	—	—	—
Accumulated deficit	(8,895)	(460)	(5,115)
Accumulated other comprehensive income/(loss)	137	(65)	(36)
Total shareholders' deficit	(8,442)	(175)	(4,816)
Total liabilities and shareholders' deficit	$46,725	$49,404	$44,640

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended July 29, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance April 29, 2022	652	$326	$—	$(7,367)	$164	$(6,877)
Net earnings	—	—	—	2,992	—	2,992
Other comprehensive loss	—	—	—	—	(27)	(27)
Cash dividends declared, $1.05 per share	—	—	—	(666)	—	(666)
Share-based payment expense	—	—	65	—	—	65
Repurchases of common stock	(22)	(11)	(137)	(3,854)	—	(4,002)
Issuance of common stock under share-based payment plans	1	1	72	—	—	73
Balance July 29, 2022	631	$316	$—	$(8,895)	$137	$(8,442)

	Six Months Ended July 29, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	5,325	—	5,325
Other comprehensive income	—	—	—	—	173	173
Cash dividends declared, $1.85 per share	—	—	—	(1,190)	—	(1,190)
Share-based payment expense	—	—	110	—	—	110
Repurchases of common stock	(41)	(20)	(183)	(7,915)	—	(8,118)
Issuance of common stock under share-based payment plans	2	1	73	—	—	74
Balance July 29, 2022	631	$316	$—	$(8,895)	$137	$(8,442)

	Three Months Ended July 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance April 30, 2021	715	$358	$—	$98	$(11)	$445
Net earnings	—	—	—	3,018	—	3,018
Other comprehensive loss	—	—	—	—	(54)	(54)
Cash dividends declared, $0.80 per share	—	—	—	(563)	—	(563)
Share-based payment expense	—	—	63	—	—	63
Repurchases of common stock	(16)	(8)	(117)	(3,013)	—	(3,138)
Issuance of common stock under share-based payment plans	—	—	54	—	—	54
Balance July 30, 2021	699	$350	$—	$(460)	$(65)	$(175)

	Six Months Ended July 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	5,340	—	5,340
Other comprehensive income	—	—	—	—	71	71
Cash dividends declared, $1.40 per share	—	—	—	(993)	—	(993)
Share-based payment expense	—	—	113	—	—	113
Repurchase of common stock	(33)	(17)	(265)	(5,924)	—	(6,206)
Issuance of common stock under share-based payment plans	1	1	62	—	—	63
Balance July 30, 2021	699	$350	$—	$(460)	$(65)	$(175)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 29, 2022	July 30, 2021
Cash flows from operating activities:
Net earnings	$5,325	$5,340
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,007	907
Noncash lease expense	273	252
Deferred income taxes	—	110
Loss on property and other assets – net	32	1
Share-based payment expense	110	115
Changes in operating assets and liabilities:
Merchandise inventory – net	(1,728)	(1,096)
Other operating assets	(120)	(203)
Accounts payable	1,279	1,115
Deferred revenue	97	511
Other operating liabilities	(263)	(139)
Net cash provided by operating activities	6,012	6,913

Cash flows from investing activities:
Purchases of investments	(330)	(1,635)
Proceeds from sale/maturity of investments	290	692
Capital expenditures	(687)	(846)
Proceeds from sale of property and other long-term assets	19	78
Other – net	(1)	(134)
Net cash used in investing activities	(709)	(1,845)

Cash flows from financing activities:
Net proceeds from issuance of debt	4,964	2,988
Repayment of debt	(799)	(568)
Proceeds from issuance of common stock under share-based payment plans	72	63
Cash dividend payments	(1,061)	(870)
Repurchases of common stock	(8,128)	(6,174)
Other – net	(2)	(366)
Net cash used in financing activities	(4,954)	(4,927)

Effect of exchange rate changes on cash	—	4

Net increase in cash and cash equivalents	349	145
Cash and cash equivalents, beginning of period	1,133	4,690
Cash and cash equivalents, end of period	$1,482	$4,835

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of July 29, 2022, and July 30, 2021, and the statements of earnings, comprehensive income, and shareholders’ deficit for the three and six months ended July 29, 2022, and July 30, 2021, and cash flows for the six months ended July 29, 2022, and July 30, 2021. The January 28, 2022 consolidated balance sheet was derived from the audited financial statements.

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Products	$26,477	$26,365	$49,360	$49,887
Services	588	629	1,125	1,209
Other	411	576	650	897
Net sales	$27,476	$27,570	$51,135	$51,993

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

(In millions)	Classification	July 29, 2022	July 30, 2021	January 28, 2022
Anticipated sales returns	Other current liabilities	$302	$303	$245
Right of return assets	Other current assets	183	194	151

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

(In millions)	July 29, 2022	July 30, 2021	January 28, 2022
Retail deferred revenue	$1,397	$1,538	$1,285
Stored-value cards deferred revenue	571	503	629
Deferred revenue	$1,968	$2,041	$1,914

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	July 29, 2022	July 30, 2021	January 28, 2022
Deferred revenue - Lowe’s protection plans	$1,169	$1,097	$1,127

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Lowe’s protection plans deferred revenue recognized into sales	$129	$120	$256	$237
Lowe’s protection plans claim expenses	48	44	93	97

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Six Months Ended
	July 29, 2022		July 30, 2021		July 29, 2022		July 30, 2021
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor [1]	$9,073	33.0%	$9,159	33.2%	$17,372	34.0%	$17,466	33.6%
Building Products [2]	8,890	32.4	9,040	32.8	15,585	30.5	16,790	32.3
Hardlines [3]	8,810	32.1	8,690	31.5	16,981	33.2	16,632	32.0
Other	703	2.5	681	2.5	1,197	2.3	1,105	2.1
Total	$27,476	100.0%	$27,570	100.0%	$51,135	100.0%	$51,993	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
United States	$25,817	$25,655	$48,243	$48,587
Canada	1,659	1,915	2,892	3,406
Net Sales	$27,476	$27,570	$51,135	$51,993

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	July 29, 2022	July 30, 2021	January 28, 2022
Short-term restricted investments	$450	$520	$271
Long-term restricted investments	56	225	199
Total restricted investments	$506	$745	$470

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 29, 2022, July 30, 2021, and January 28, 2022:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	July 29, 2022	July 30, 2021	January 28, 2022
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$214	$139	$75
Money market funds	Short-term investments	Level 1	119	131	120
Corporate debt securities	Short-term investments	Level 2	54	50	8
Commercial paper	Short-term investments	Level 2	35	117	30
Foreign government debt securities	Short-term investments	Level 2	14	10	14
Municipal obligations	Short-term investments	Level 2	10	—	10
Certificates of deposit	Short-term investments	Level 1	4	959	14
Agency securities	Short-term investments	Level 2	—	14	—
U.S. Treasury securities	Long-term investments	Level 1	31	148	132
Corporate debt securities	Long-term investments	Level 2	23	49	50
Municipal obligations	Long-term investments	Level 2	2	13	3
Foreign government debt securities	Long-term investments	Level 2	—	15	14
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$216	$—	$66
Fixed-to-floating interest rate swaps	Other assets	Level 2	—	3	—
Forward interest rate swaps	Other assets	Level 2	—	2	48
Forward interest rate swaps	Other current liabilities	Level 2	—	3	—
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	56	—	21

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended July 29, 2022, and July 30, 2021, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. As further described in Note 6, certain long-term debt is associated with a fair value hedge and the changes in fair value of the hedged debt is included in the carrying value of long-term debt on the consolidated balance sheets. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	July 29, 2022		July 30, 2021		January 28, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$28,237	$26,586	$22,592	$25,705	$24,056	$25,425
Mortgage notes (Level 2)	4	5	5	5	5	5
Long-term debt (excluding finance lease obligations)	$28,241	$26,591	$22,597	$25,710	$24,061	$25,430

Note 5: Debt
Commercial Paper Program
The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in March 2020, and amended in December 2021, (2020 Credit Agreement) and the $2.0 billion five-year unsecured third amended and restated credit agreement (Third Amended and Restated Credit Agreement) entered into in December 2021.  The amounts available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of July 29, 2022, July 30, 2021, and January 28, 2022, there were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of July 29, 2022.
Other Short-Term Borrowings
In April 2021, the Company entered into a $1.0 billion unsecured 364-day term loan facility (2021 Term Loan), which was scheduled to mature in April 2022, but was repaid early in January 2022. There was $1.0 billion in outstanding borrowings under the 2021 Term Loan as of July 30, 2021, with an interest rate of 0.79%.

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

Note 6: Derivative Instruments

The Company utilizes forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company also utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	July 29, 2022	July 30, 2021	January 28, 2022
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$2,065	$1,975	$2,560
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$850	$450	$850

See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

The Company accounts for the forward interest rate swap contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive (loss)/income, net of tax effects, in the consolidated statements of comprehensive income and is amortized to interest expense over the term of the respective debt. In connection with the issuance of our March 2022 Notes, we settled forward interest rate swap contracts with a combined notional amount of $1.5 billion and received a payment of $143 million. The (loss)/gain from forward interest rate swap agreements, both settled and outstanding, designated as cash flow hedges recorded in other comprehensive (loss)/income and earnings for the three and six months ended July 29, 2022, and July 30, 2021, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Other comprehensive (loss)/income:
Cash flow hedges – net of tax benefit/(expense) of $12 million, $5 million, ($61) million, and ($4) million, respectively	$(34)	$(16)	$184	$12
Net earnings:
Interest – net	$—	$(3)	$(1)	$(5)

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

Note 7: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. As of July 29, 2022, the Company had $11.7 billion remaining in its share repurchase program.

In February 2022, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase $750 million of the Company’s common stock. In addition, in May 2022, the Company entered into an ASR agreement with a third-party financial institution to repurchase $1.8 billion of the Company’s common stock. The terms of the ASR agreements entered into during the six months ended July 29, 2022, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2022	Q1 2022	$750	2.8	0.6	3.4
Q2 2022	Q2 2022	1,750	7.5	2.1	9.6

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended		Six Months Ended
	July 29, 2022		July 29, 2022
(In millions)	Shares	Cost	Shares	Cost
Open market share repurchases	11.9	$2,250	27.1	$5,500

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and six months ended July 29, 2022, and July 30, 2021, were as follows:

	Three Months Ended
	July 29, 2022		July 30, 2021
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program	21.5	$4,000	16.4	$3,132
Shares withheld from employees	0.1	2	—	7
Total share repurchases	21.6	$4,002	16.4	$3,139

	Six Months Ended
	July 29, 2022		July 30, 2021
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program	40.1	$8,000	32.8	$6,132
Shares withheld from employees	0.6	119	0.4	74
Total share repurchases	40.7	$8,119	33.2	$6,206

Note 8: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and six months ended July 29, 2022, and July 30, 2021:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Basic earnings per common share:
Net earnings	$2,992	$3,018	$5,325	$5,340
Less: Net earnings allocable to participating securities	(9)	(11)	(17)	(22)
Net earnings allocable to common shares, basic	$2,983	$3,007	$5,308	$5,318
Weighted-average common shares outstanding	638	705	649	711
Basic earnings per common share	$4.68	$4.27	$8.18	$7.48
Diluted earnings per common share:
Net earnings	$2,992	$3,018	$5,325	$5,340
Less: Net earnings allocable to participating securities	(9)	(11)	(17)	(22)
Net earnings allocable to common shares, diluted	$2,983	$3,007	$5,308	$5,318
Weighted-average common shares outstanding	638	705	649	711
Dilutive effect of non-participating share-based awards	1	2	2	2
Weighted-average common shares, as adjusted	639	707	651	713
Diluted earnings per common share	$4.67	$4.25	$8.16	$7.46

Anti-dilutive securities excluded from diluted weighted-average common shares	1.3	0.3	0.5	0.3

Note 9: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Long-term debt	$257	$205	$487	$406
Lease obligations	7	8	14	15
Short-term borrowings	—	1	1	1
Interest income	(5)	(3)	(7)	(7)
Interest capitalized	(1)	(1)	(2)	(1)
Interest on tax uncertainties	—	(1)	3	(1)
Other	6	7	11	14
Interest – net	$264	$216	$507	$427

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 29, 2022	July 30, 2021
Cash paid for interest, net of amount capitalized	$436	$437
Cash paid for income taxes – net	1,415	1,546
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$32	$97
Leased assets obtained in exchange for new operating lease liabilities [1]	328	224
Cash dividends declared but not paid	666	563
1 Excludes $734 million of leases signed but not yet commenced as of July 29, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of July 29, 2022, and July 30, 2021, the related consolidated statements of earnings, comprehensive income, and shareholders’ deficit for the fiscal three-month and six-month periods ended July 29, 2022, and July 30, 2021, and cash flows for the fiscal six-month periods ended July 29, 2022, and July 30, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 28, 2022, and the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 21, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 25, 2022

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 29, 2022, and July 30, 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2021. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales in the second quarter of 2022 decreased 0.3% to $27.5 billion compared to net sales of $27.6 billion in the second quarter of 2021. The decrease in total sales was driven by a decrease in comparable sales. Net earnings in the second quarter of 2022 was $3.0 billion, which was in line with prior year results. Diluted earnings per common share increased 9.9% to $4.67 in the second quarter of 2022 from $4.25 in the second quarter of 2021.

For the first six months of 2022, cash flows from operating activities were approximately $6.0 billion, while $687 million was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we repurchased $4.0 billion of common stock and paid $524 million in dividends during the three months ended July 29, 2022.

During the second quarter of 2022, comparable sales declined 0.3% with eight of 15 product categories generating positive comparable sales. In the quarter, we experienced broad-based demand from our Pro customers with positive comp sales in our core Pro categories, led by Rough Plumbing and Building Materials. We are pleased with the momentum with our Pro loyalty program, MVPs Pro Rewards and Partnership ProgramTM, which was launched in the first quarter of 2022. In addition to Pro customer demand, our positive comp sales also reflect unit price increases due to cost inflation. Despite our gains with the Pro customer, Do-It-Yourself (DIY) customer demand was adversely impacted by a short spring season due to unseasonable weather and cycling unprecedented demand in certain discretionary categories that occurred over the past two years.

During the quarter, we continued to execute on our Perpetual Productivity Improvement (PPI) initiatives driving operating margin improvement despite demand pressures. We expect these initiatives and our investments in the business to deliver operating margin productivity and drive meaningful long-term shareholder value going forward.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	July 29, 2022	July 30, 2021	2022 vs. 2021	2022 vs. 2021
Net sales	100.00%	100.00%	N/A	(0.3)%
Gross margin	33.24	33.78	(54)	(1.9)
Expenses:
Selling, general and administrative	16.22	17.02	(80)	(5.1)
Depreciation and amortization	1.63	1.49	14	9.6
Operating income	15.39	15.27	12	0.4
Interest – net	0.96	0.78	18	22.2
Pre-tax earnings	14.43	14.49	(6)	(0.7)
Income tax provision	3.54	3.54	—	(0.3)
Net earnings	10.89%	10.95%	(6)	(0.9)%

	Six Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	July 29, 2022	July 30, 2021	2022 vs. 2021	2022 vs. 2021
Net sales	100.00%	100.00%	N/A	(1.6)%
Gross margin	33.60	33.55	5	(1.5)
Expenses:
Selling, general and administrative	17.12	17.67	(55)	(4.7)
Depreciation and amortization	1.75	1.54	21	11.7
Operating income	14.73	14.34	39	1.0
Interest – net	0.99	0.82	17	18.8
Pre-tax earnings	13.74	13.52	22	(0.1)
Income tax provision	3.33	3.25	8	0.6
Net earnings	10.41%	10.27%	14	(0.3)%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

During the three months ended July 29, 2022, the Company adjusted its comparable sales metric to exclude days affected by national outages with its third-party credit and debit processor. Excluding these days, and the corresponding prior period days, increased comparable sales by approximately 30 basis points and 10 basis points for the three and six months ended July 29, 2022, respectively. The comparable sales metric for the three and six months ended July 30, 2021 was not impacted by similar outages and was not adjusted.

	Three Months Ended		Six Months Ended
Other Metrics	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Comparable sales (decrease)/increase [1]	(0.3)%	(1.6)%	(2.1)%	9.8%
Total customer transactions (in millions)	268	287	494	548
Average ticket [2]	$102.45	$95.97	$103.41	$94.91
At end of period:
Number of stores	1,969	1,973
Sales floor square feet (in millions)	208	208
Average store size selling square feet (in thousands) [3]	106	105
Net earnings to average debt and shareholders’ (deficit)/equity [4]	31.4%	23.7%
Return on invested capital [4]	34.5%	29.1%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which impacted second quarter fiscal 2022 and fiscal 2021 comparable sales by approximately 55 basis points and 70 basis points, respectively, and year-to-date fiscal 2022 and fiscal 2021 comparable sales by approximately 25 basis points and 170 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 26-week periods.
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

	For the Periods Ended
(In millions, except percentage data)	July 29, 2022	July 30, 2021
Calculation of Return on Invested Capital
Numerator
Net Earnings	$8,427	$7,009
Plus:
Interest expense – net	966	852
Loss on extinguishment of debt	—	1,060
Operating lease interest	159	165
Provision for income taxes	2,776	2,233
Lease adjusted net operating profit	12,328	11,319
Less:
Income tax adjustment [1]	3,055	2,735
Lease adjusted net operating profit after tax	$9,273	$8,584

Denominator
Average debt and shareholders’ (deficit)/equity [2]	$26,849	$29,537
Net earnings to average debt and shareholders’ (deficit)/equity	31.4%	23.7%
Return on invested capital	34.5%	29.1%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.8% and 24.2% for the periods ended July 29, 2022, and July 30, 2021, respectively.
2    Average debt and shareholders’ (deficit)/equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ (deficit)/equity.

Results of Operations

Net Sales – Net sales in the second quarter of 2022 decreased 0.3% to $27.5 billion. The decrease in total sales was primarily driven by comparable sales decline. Comparable sales declined 0.3% over the same period, driven by a 6.4% decrease in comparable customer transactions, partially offset by a 6.1% increase in comparable average ticket.

During the second quarter of 2022, we experienced comparable sales increases in eight of 15 product categories, led by Rough Plumbing, Building Materials, and Paint. Strength in these categories reflects robust Pro customer demand, as well as unit price increases due to cost inflation. We experienced the lowest comparable sales in Lighting, Tools, and Lumber in the quarter. DIY customer spending in certain discretionary categories decreased due to cycling unprecedented demand over the past two years when certain consumers received three rounds of government stimulus payments. Lumber decline was primarily due to cycling high commodity prices in the prior year. Geographically, eight of 15 U.S. regions experienced positive comparable sales, while our Canadian operations lagged the U.S. primarily due to lower Lumber sales as the Canadian business is more heavily weighted towards Lumber.

Net sales decreased 1.6% to $51.1 billion for the first six months of 2022 compared to 2021. Comparable sales declined 2.1% over the same period, driven by a 9.2% decrease in comparable customer transactions, partially offset by a 7.1% increase in comparable average ticket.

Gross Margin – For the second quarter of 2022, gross margin as a percentage of sales decreased 54 basis points. The gross margin decrease for the quarter is driven by approximately 35 basis points of deleverage in product margin rate, 35 basis points of deleverage from distribution costs, 10 basis points of deleverage from inventory shrink, primarily due to live-goods damaged by unseasonable weather, partially offset by 30 basis points of favorable product mix. Product margin rate was pressured early in the quarter by a reduction in Lumber prices. These pressures were largely mitigated by data-driven pricing and product cost management strategies across other product categories.

Gross margin as a percentage of sales increased five basis points in the first six months of 2022 compared to 2021. Gross margin was positively impacted by approximately 25 basis points of favorable product mix and 15 basis points of total rate improvement due to continued improvements in managing product costs and disciplined pricing strategies. These favorable impacts are partially offset by approximately 25 basis points of distribution costs and 10 basis points of deleverage from inventory damages.

SG&A – For the second quarter of 2022, SG&A expense leveraged 80 basis points as a percentage of sales compared to the second quarter of 2021. This was primarily driven by improved labor productivity, partially offset by wage pressure and an incremental bonus to our hourly front-line associates.

SG&A expense as a percentage of sales leveraged 55 basis points in the first six months of 2022 compared to 2021 primarily due to the same factors that impacted SG&A for the second quarter.

Depreciation and Amortization – Depreciation and amortization deleveraged 14 basis points as a percentage of sales for the second quarter of 2022 compared to 2021 due to ongoing capital investments in technology, store environment, and store equipment.

Depreciation and amortization deleveraged 21 basis points as a percentage of sales for the first six months of 2022 compared to 2021 primarily due to the same factors that impacted depreciation and amortization for the second quarter.

Interest – Net – Interest expense for the second quarter of 2022 deleveraged 18 basis points primarily due to interest expense related to the issuance of unsecured notes in September 2021 and March 2022, partially offset by scheduled payoff of notes at maturity.

Interest expense for the first six months of 2022 deleveraged 17 basis points primarily due to the same factors that impacted interest expense for the second quarter.

Income Tax Provision – Our effective income tax rates were 24.5% and 24.4% for the three months ended July 29, 2022 and July 30, 2021, respectively, and 24.2% and 24.0% for the six months ended July 29, 2022 and July 30, 2021, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, and return excess cash to shareholders in the form of dividends and share repurchases. We believe these sources of liquidity will continue to support our business for the next twelve months. As of July 29, 2022, we held $1.5 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Six Months Ended
(In millions)	July 29, 2022	July 30, 2021
Net cash provided by operating activities	$6,012	$6,913

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the six months ended July 29, 2022, compared to the six months ended July 30, 2021, was driven primarily by changes in working capital. Inventory decreased operating cash flows for the first six months of 2022 by approximately $1.7 billion compared to a decrease of approximately $1.1 billion for the first six months of 2021. The increase in inventory is primarily due to product cost and freight inflation compared to the prior year, as well as slightly lower inventory turns year-over-year. Deferred revenue increased operating cash flows by $97 million for the first six months of 2022, compared to an increase of $511 million for the first six months of 2021. The decline in operating cash flow due to deferred revenue compared to the prior year is primarily due to lower sales volume, as well as an operational focus on customer fulfillment.

Cash Flows Used in Investing Activities

	Six Months Ended
(In millions)	July 29, 2022	July 30, 2021
Net cash used in investing activities	$(709)	$(1,845)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the six months ended July 29, 2022, and July 30, 2021:

	Six Months Ended
(In millions)	July 29, 2022	July 30, 2021
Core business investments [1]	$495	$655
Strategic initiatives [2]	103	114
New stores, new corporate facilities and international [3]	89	77
Total capital expenditures	$687	$846
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

Our fiscal year 2022 outlook for capital expenditures is up to $2.0 billion.

Cash Flows Used in Financing Activities

	Six Months Ended
(In millions)	July 29, 2022	July 30, 2021
Net cash used in financing activities	$(4,954)	$(4,927)

Net cash used in financing activities primarily consists of transactions related to our share repurchases, long-term debt, and cash dividend payments.

Total Debt

During the six months ended July 29, 2022, we issued $5.0 billion of unsecured notes, the proceeds of which were designated for general corporate purposes. During the six months ended July 29, 2022, we also paid $750 million due to the scheduled payoff of notes at maturity.

Our commercial paper program is supported by the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement. The amount available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement as of July 29, 2022, and July 30, 2021. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement as of July 29, 2022 was $4.0 billion.

The 2020 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at July 29, 2022.

The following table includes additional information related to our debt for the six months ended July 29, 2022, and July 30, 2021:

	Six Months Ended
(In millions)	July 29, 2022	July 30, 2021
Net proceeds from issuance of debt	$4,964	$2,988
Repayment of debt	(799)	(568)
Maximum commercial paper outstanding at any period	1,361	400
Short-term borrowings outstanding at quarter-end	—	1,000
Weighted-average interest rate of short-term borrowings outstanding	—%	0.79%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the six months ended July 29, 2022, and July 30, 2021:

	Six Months Ended
(In millions, except per share data)	July 29, 2022	July 30, 2021
Total amount paid for share repurchases	$8,128	$6,174
Total number of shares repurchased	40.7	33.1
Average price paid per share	$199.61	$186.73
As of July 29, 2022, we had $11.7 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling approximately $12.0 billion in 2022 (including the amount repurchased during the first six months of fiscal year 2022).

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $1.20 per share for the six months ended July 30, 2021, to $1.60 per share for the six months ended July 29, 2022.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of August 25, 2022, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 29, 2022, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended July 29, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position, or cash flows. SEC rules establish a threshold of $300,000 for purposes of disclosing environmental proceedings involving a governmental authority. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

The U.S. Attorney’s Office for the Central District of California and the U.S. Environmental Protection Agency’s Region 9 Office are conducting an investigation with respect to whether the Company and independent contractors who performed installations under the Company’s third-party installer program complied with applicable recordkeeping requirements and lead-safe practices under the Toxic Substances Control Act, the Environmental Protection Agency’s Lead Renovation, Repair and Painting Rules, and with an Environmental Protection Agency civil consent decree that the Company entered into in 2014 in the context of projects in homes constructed before 1978.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 21, 2022.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended July 29, 2022:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 30, 2022 - May 27, 2022 [3]	13,391,751	$186.95	13,391,328	$12,828,171,013
May 28, 2022 - July 1, 2022	3,315,243	183.24	3,300,614	12,223,284,350
July 2, 2022 - July 29, 2022 [3]	4,843,883	184.01	4,843,262	11,727,396,196
As of July 29, 2022	21,550,877	$185.72	21,535,204	$11,727,396,196
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
3In May 2022, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $1.8 billion to the financial institution and received an initial delivery of 7.5 million shares. In July, prior to the end of the second quarter, the Company finalized the transaction and received an additional 2.1 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated March 18, 2022.	8-K	001-07898	3.1	March 23, 2022

10.1	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective May 27, 2022.*	8-K	001-07898	10.1	June 2, 2022

10.2	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*‡

10.3	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated May 26, 2022.*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

August 25, 2022	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

