Form 10-Q
period 2022-10-28
LOWES COMPANIES INC
filed 2022-11-23
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/21/2022
Common Stock, $0.50 par value	604,702,575

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

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, the risk that asset impairment and deal-related transaction costs on the divestiture of the Canadian retail business could ultimately be greater than what we currently expect, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, interest rate and currency fluctuations, home price appreciation or decreasing housing turnover, the availability of consumer credit and of mortgage financing, trade policy changes or additional tariffs, outbreaks of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, armed conflicts, acts of both domestic and international terrorism, and other factors that can negatively affect our customers.

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	October 28, 2022		October 29, 2021		October 28, 2022		October 29, 2021
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$23,479	100.00%	$22,918	100.00%	$74,614	100.00%	$74,911	100.00%
Cost of sales	15,661	66.70	15,331	66.90	49,614	66.49	49,882	66.59
Gross margin	7,818	33.30	7,587	33.10	25,000	33.51	25,029	33.41
Expenses:
Selling, general and administrative	6,443	27.45	4,373	19.08	15,200	20.38	13,559	18.10
Depreciation and amortization	451	1.92	425	1.85	1,345	1.80	1,226	1.64
Operating income	924	3.93	2,789	12.17	8,455	11.33	10,244	13.67
Interest – net	295	1.25	223	0.97	802	1.07	650	0.86
Pre-tax earnings	629	2.68	2,566	11.20	7,653	10.26	9,594	12.81
Income tax provision	475	2.02	670	2.93	2,174	2.92	2,359	3.15
Net earnings	$154	0.66%	$1,896	8.27%	$5,479	7.34%	$7,235	9.66%

Weighted average common shares outstanding – basic	618		690		638		704
Basic earnings per common share	$0.25		$2.74		$8.56		$10.23
Weighted average common shares outstanding – diluted	620		692		640		706
Diluted earnings per common share	$0.25		$2.73		$8.53		$10.21

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	October 28, 2022		October 29, 2021		October 28, 2022		October 29, 2021
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$154	0.66%	$1,896	8.27%	$5,479	7.34%	$7,235	9.66%
Foreign currency translation adjustments – net of tax	(168)	(0.72)	19	0.08	(173)	(0.23)	78	0.10
Cash flow hedges – net of tax	170	0.72	41	0.18	352	0.47	56	0.07
Other	1	—	(1)	—	(3)	—	(4)	—
Other comprehensive income	3	—	59	0.26	176	0.24	130	0.17
Comprehensive income	$157	0.66%	$1,955	8.53%	$5,655	7.58%	$7,365	9.83%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	October 28, 2022	October 29, 2021	January 28, 2022
Assets
Current assets:
Cash and cash equivalents	$3,192	$6,121	$1,133
Short-term investments	464	552	271
Merchandise inventory – net	19,817	16,685	17,605
Other current assets	1,518	1,491	1,051
Total current assets	24,991	24,849	20,060
Property, less accumulated depreciation	17,275	18,925	19,071
Operating lease right-of-use assets	3,512	4,161	4,108
Long-term investments	63	213	199
Deferred income taxes – net	301	220	164
Other assets	831	1,032	1,038
Total assets	$46,973	$49,400	$44,640

Liabilities and shareholders' deficit
Current liabilities:
Short-term borrowings	$—	$1,000	$—
Current maturities of long-term debt	609	1,352	868
Current operating lease liabilities	651	573	636
Accounts payable	12,249	11,334	11,354
Accrued compensation and employee benefits	1,405	1,353	1,561
Deferred revenue	1,736	1,954	1,914
Other current liabilities	4,226	3,268	3,335
Total current liabilities	20,876	20,834	19,668
Long-term debt, excluding current maturities	32,904	23,881	23,859
Noncurrent operating lease liabilities	4,048	4,136	4,021
Deferred revenue – Lowe's protection plans	1,184	1,119	1,127
Other liabilities	829	1,006	781
Total liabilities	59,841	50,976	49,456

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 611 million, 686 million, and 670 million shares, respectively	305	343	335
Capital in excess of par value	—	—	—
Accumulated deficit	(13,313)	(1,913)	(5,115)
Accumulated other comprehensive income/(loss)	140	(6)	(36)
Total shareholders' deficit	(12,868)	(1,576)	(4,816)
Total liabilities and shareholders' deficit	$46,973	$49,400	$44,640

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended October 28, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance July 29, 2022	631	$316	$—	$(8,895)	$137	$(8,442)
Net earnings	—	—	—	154	—	154
Other comprehensive income	—	—	—	—	3	3
Cash dividends declared, $1.05 per share	—	—	—	(643)	—	(643)
Share-based payment expense	—	—	51	—	—	51
Repurchases of common stock	(20)	(11)	(64)	(3,929)	—	(4,004)
Issuance of common stock under share-based payment plans	—	—	13	—	—	13
Balance October 28, 2022	611	$305	$—	$(13,313)	$140	$(12,868)

	Nine Months Ended October 28, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	5,479	—	5,479
Other comprehensive income	—	—	—	—	176	176
Cash dividends declared, $2.90 per share	—	—	—	(1,833)	—	(1,833)
Share-based payment expense	—	—	161	—	—	161
Repurchases of common stock	(61)	(31)	(247)	(11,844)	—	(12,122)
Issuance of common stock under share-based payment plans	2	1	86	—	—	87
Balance October 28, 2022	611	$305	$—	$(13,313)	$140	$(12,868)

	Three Months Ended October 29, 2021
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance July 30, 2021	699	$350	$—	$(460)	$(65)	$(175)
Net earnings	—	—	—	1,896	—	1,896
Other comprehensive income	—	—	—	—	59	59
Cash dividends declared, $0.80 per share	—	—	—	(551)	—	(551)
Share-based payment expense	—	—	50	—	—	50
Repurchases of common stock	(13)	(7)	(59)	(2,798)	—	(2,864)
Issuance of common stock under share-based payment plans	—	—	9	—	—	9
Balance October 29, 2021	686	$343	$—	$(1,913)	$(6)	$(1,576)

	Nine Months Ended October 29, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	7,235	—	7,235
Other comprehensive income	—	—	—	—	130	130
Cash dividends declared, $2.20 per share	—	—	—	(1,544)	—	(1,544)
Share-based payment expense	—	—	163	—	—	163
Repurchases of common stock	(46)	(24)	(324)	(8,721)	—	(9,069)
Issuance of common stock under share-based payment plans	1	1	71	—	—	72
Balance October 29, 2021	686	$343	$—	$(1,913)	$(6)	$(1,576)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 28, 2022	October 29, 2021
Cash flows from operating activities:
Net earnings	$5,479	$7,235
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,509	1,388
Noncash lease expense	403	383
Deferred income taxes	(252)	96
Asset impairment and loss on property – net	2,113	25
Share-based payment expense	165	169
Changes in operating assets and liabilities:
Merchandise inventory – net	(2,308)	(446)
Other operating assets	20	(130)
Accounts payable	921	436
Deferred revenue	(117)	444
Other operating liabilities	205	(421)
Net cash provided by operating activities	8,138	9,179

Cash flows from investing activities:
Purchases of investments	(659)	(2,325)
Proceeds from sale/maturity of investments	597	2,261
Capital expenditures	(1,090)	(1,256)
Proceeds from sale of property and other long-term assets	37	94
Other – net	—	(134)
Net cash used in investing activities	(1,115)	(1,360)

Cash flows from financing activities:
Net proceeds from issuance of debt	9,667	4,972
Repayment of debt	(831)	(595)
Proceeds from issuance of common stock under share-based payment plans	86	72
Cash dividend payments	(1,727)	(1,433)
Repurchases of common stock	(12,127)	(8,999)
Other – net	—	(408)
Net cash used in financing activities	(4,932)	(6,391)

Effect of exchange rate changes on cash	(32)	3

Net increase in cash and cash equivalents	2,059	1,431
Cash and cash equivalents, beginning of period	1,133	4,690
Cash and cash equivalents, end of period	$3,192	$6,121

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of October 28, 2022, and October 29, 2021, and the statements of earnings, comprehensive income, and shareholders’ deficit for the three and nine months ended October 28, 2022, and October 29, 2021, and cash flows for the nine months ended October 28, 2022, and October 29, 2021. The January 28, 2022, consolidated balance sheet was derived from the audited financial statements.

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

Canadian Retail Business Transaction

On November 3, 2022, the Company entered into a definitive agreement to sell its Canadian retail business to Sycamore Partners for $400 million in cash, and certain additional deferred consideration. The Canadian retail business operates or services the corporate and independent dealer-owned stores in a number of complementary formats under different banners, which include RONA, Lowe’s Canada, Réno-Dépôt, and Dick’s Lumber. The decision to sell the business was made as part of the Company’s strategy to simplify its business model and focus on the U.S. home improvement business.

During the three months ended October 28, 2022, the Company recorded $2.1 billion of long-lived asset impairment within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings, which reflects the full carrying value of the long-lived assets of the Canadian retail business. The transaction is expected to close in early calendar 2023, subject to customary closing conditions and regulatory approvals, at which point the Company expects additional deal-related transaction costs of approximately $300 million, inclusive of loss on sale and other closing costs. This amount is based on current estimates and is subject to change upon closing.

Accounting Pronouncements Not Yet Adopted

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the program, amount of obligations outstanding at the end of the reporting period, and a rollforward of activity within the program during the period. The ASU is effective for the Company in fiscal 2023, except for the disclosure of rollforward information, which is effective for fiscal 2024, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statement disclosures.

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Products	$22,511	$21,755	$71,872	$71,655
Services	568	597	1,692	1,805
Other	400	566	1,050	1,451
Net sales	$23,479	$22,918	$74,614	$74,911

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

(In millions)	Classification	October 28, 2022	October 29, 2021	January 28, 2022
Anticipated sales returns	Other current liabilities	$302	$315	$245
Right of return assets	Other current assets	183	191	151

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

(In millions)	October 28, 2022	October 29, 2021	January 28, 2022
Retail deferred revenue	$1,168	$1,446	$1,285
Stored-value cards deferred revenue	568	508	629
Deferred revenue	$1,736	$1,954	$1,914

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	October 28, 2022	October 29, 2021	January 28, 2022
Deferred revenue - Lowe’s protection plans	$1,184	$1,119	$1,127

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Lowe’s protection plans deferred revenue recognized into sales	$133	$123	$389	$359
Lowe’s protection plans claim expenses	40	45	134	142

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Nine Months Ended
	October 28, 2022		October 29, 2021		October 28, 2022		October 29, 2021
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor [1]	$8,629	36.8%	$8,586	37.5%	$26,000	34.8%	$26,051	34.8%
Building Products [2]	8,186	34.9	7,608	33.2	25,166	33.7	24,239	32.4
Hardlines [3]	5,967	25.4	6,050	26.4	21,553	28.9	22,840	30.5
Other	697	2.9	674	2.9	1,895	2.6	1,781	2.3
Total	$23,479	100.0%	$22,918	100.0%	$74,614	100.0%	$74,911	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lighting, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
United States	$22,280	$21,504	$70,524	$70,092
Canada	1,199	1,414	4,090	4,819
Net Sales	$23,479	$22,918	$74,614	$74,911

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	October 28, 2022	October 29, 2021	January 28, 2022
Short-term restricted investments	$464	$552	$271
Long-term restricted investments	63	213	199
Total restricted investments	$527	$765	$470

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 28, 2022, October 29, 2021, and January 28, 2022:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	October 28, 2022	October 29, 2021	January 28, 2022
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$216	$134	$75
Money market funds	Short-term investments	Level 1	133	140	120
Corporate debt securities	Short-term investments	Level 2	51	45	8
Commercial paper	Short-term investments	Level 2	43	102	30
Foreign government debt securities	Short-term investments	Level 2	14	21	14
Certificates of deposit	Short-term investments	Level 1	7	100	14
Municipal obligations	Short-term investments	Level 2	—	10	10
U.S. Treasury securities	Long-term investments	Level 1	31	129	132
Corporate debt securities	Long-term investments	Level 2	30	66	50
Municipal obligations	Long-term investments	Level 2	2	3	3
Foreign government debt securities	Long-term investments	Level 2	—	15	14
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$303	$34	$66
Forward interest rate swaps	Other assets	Level 2	—	20	48
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	98	7	21

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended October 28, 2022, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets as further described below.

The Company reviews the carrying amounts of long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. When evaluating long-lived assets for impairment, the asset group is generally at an individual location level, as that is the lowest level for which cash flows are identifiable. Cash flows for individual locations do not include an allocation of corporate overhead. The Company evaluates long-lived assets for triggering events on a quarterly basis to determine when assets may not be recoverable. An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds its fair value. The Company estimates the fair values of assets subject to long-lived asset impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available. The Company classifies these fair value measurements as Level 3.

During the three months ended October 28, 2022, the Company determined it was more likely than not that the assets within the Canadian retail business would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and these assets were evaluated for recoverability. Based on the proposed transaction, the Company reconsidered the appropriate asset grouping of long-lived assets attributable to the Company’s Canadian locations given the change in the Company’s expectations regarding use and disposition of its associated assets. The Company determined the total Canadian retail business (Canada asset group) to be the appropriate asset group for which the long-lived assets should be evaluated, as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The carrying value of the Canada asset group includes substantially all assets and liabilities of the Canadian retail business, including accounts receivable, inventory, property, operating and finance lease right-of-use assets, definite-lived intangible assets, operating liabilities including accounts payable and accrued compensation, and operating and finance lease liabilities. A market approach of orderly transaction under current market conditions was used in determining the estimated fair value of the Canada asset group, which was based on the proposed transaction price, inclusive of deferred consideration. The estimated fair value of the Canada asset group was determined to be $421 million. As a result, the Company recorded $2.1 billion of long-lived asset impairment within SG&A in the consolidated statements of earnings, which reflects the full carrying value of the long-lived assets of the Canada asset group.

The following table presents the Company’s impairment losses resulting from non-financial assets measured at estimated fair value on a nonrecurring basis included in earnings for the three and nine months ended October 28, 2022:

	Impairment Losses
	Three Months Ended	Nine Months Ended
(In millions)	October 28, 2022	October 28, 2022
Assets-held-for-use:
Canadian retail business:
Property, less accumulated depreciation	$1,258	$1,258
Operating lease right-of-use assets	621	621
Other assets	182	182
Other	7	35
Total	$2,068	$2,096

During the three and nine months ended October 29, 2021, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	October 28, 2022		October 29, 2021		January 28, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$32,886	$27,879	$24,567	$27,101	$24,056	$25,425
Mortgage notes (Level 2)	4	4	5	5	5	5
Long-term debt (excluding finance lease obligations)	$32,890	$27,883	$24,572	$27,106	$24,061	$25,430

Note 5: Debt
Commercial Paper Program
The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in March 2020, and amended in December 2021, (2020 Credit Agreement) and the $2.0 billion five-year unsecured third amended and restated credit agreement (Third Amended and Restated Credit Agreement) entered into in December 2021.  The amounts available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of October 28, 2022, October 29, 2021, and January 28, 2022, there were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of October 28, 2022.

Other Short-Term Borrowings
In April 2021, the Company entered into a $1.0 billion unsecured 364-day term loan facility (2021 Term Loan), which was scheduled to mature in April 2022, but was repaid early in January 2022. There was $1.0 billion in outstanding borrowings under the 2021 Term Loan as of October 29, 2021, with an interest rate of 0.79%.
Long-Term Debt

On September 8, 2022, the Company issued $4.8 billion of unsecured fixed rate notes (September 2022 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$1,000	September 2025	4.400%	$3
$1,250	April 2033	5.000%	$9
$1,500	April 2053	5.625%	$18
$1,000	September 2062	5.800%	$16

On March 24, 2022, the Company issued $5.0 billion of unsecured fixed rate notes (March 2022 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$750	April 2027	3.350%	$3
$1,500	April 2032	3.750%	$7
$1,500	April 2052	4.250%	$14
$1,250	April 2062	4.450%	$12

Interest on the September 2022 Notes and March 2022 Notes (collectively, the 2022 Notes) with April maturity dates is payable semiannually in arrears in April and October of each year until maturity. Interest on the September 2022 Notes with September maturity dates is payable semiannually in arrears in March and September of each year until maturity.

The indentures governing the 2022 Notes contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indentures governing the 2022 Notes do not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

Note 6: Derivative Instruments

The Company utilizes forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company also utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	October 28, 2022	October 29, 2021	January 28, 2022
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$1,210	$2,370	$2,560
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$850	$700	$850

See Note 4 for the gross fair values of the Company’s material outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

The Company accounts for the forward interest rate swap contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income, net of tax effects, in the consolidated statements of comprehensive income and is amortized to interest expense over the term of the respective debt. In connection with the issuance of our March 2022 Notes, we settled forward interest rate swap contracts with a combined notional amount of $1.5 billion and received a payment of $143 million. In connection with the issuance of our September 2022 Notes, we settled forward interest rate swap contracts with a combined notional amount of $1.3 billion and received a payment of $136 million. The gain/(loss) from forward interest rate swap agreements, both settled and outstanding, designated as cash flow hedges recorded in other comprehensive income and net earnings for the three and nine months ended October 28, 2022, and October 29, 2021, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Other comprehensive income:
Cash flow hedges – net of tax expense of $55 million, $15 million, $116 million, and $19 million, respectively	$166	$45	$350	$57
Net earnings:
Interest – net	$1	$(3)	$—	$(8)

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

Note 7: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. As of October 28, 2022, the Company had $7.7 billion remaining in its share repurchase program.

During the nine months ended October 28, 2022, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 24.6 million shares of the Company’s common stock for $4.8 billion. The terms of each ASR agreement entered into during the nine months ended October 28, 2022, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2022	Q1 2022	$750	2.8	0.6	3.4
Q2 2022	Q2 2022	1,750	7.5	2.1	9.6
Q3 2022	Q3 2022	2,250	8.3	3.3	11.6

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2022		October 28, 2022
(In millions)	Shares	Cost	Shares	Cost
Open market share repurchases	8.9	$1,750	36.0	$7,250

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and nine months ended October 28, 2022, and October 29, 2021, were as follows:

	Three Months Ended
	October 28, 2022		October 29, 2021
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program	20.5	$4,000	13.6	$2,858
Shares withheld from employees	—	3	0.1	5
Total share repurchases	20.5	$4,003	13.7	$2,863

	Nine Months Ended
	October 28, 2022		October 29, 2021
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program	60.6	$12,000	46.5	$8,990
Shares withheld from employees	0.6	122	0.4	79
Total share repurchases	61.2	$12,122	46.9	$9,069

Note 8: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and nine months ended October 28, 2022, and October 29, 2021:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Basic earnings per common share:
Net earnings	$154	$1,896	$5,479	$7,235
Less: Net earnings allocable to participating securities	(2)	(7)	(17)	(28)
Net earnings allocable to common shares, basic	$152	$1,889	$5,462	$7,207
Weighted-average common shares outstanding	618	690	638	704
Basic earnings per common share	$0.25	$2.74	$8.56	$10.23
Diluted earnings per common share:
Net earnings	$154	$1,896	$5,479	$7,235
Less: Net earnings allocable to participating securities	(2)	(7)	(17)	(28)
Net earnings allocable to common shares, diluted	$152	$1,889	$5,462	$7,207
Weighted-average common shares outstanding	618	690	638	704
Dilutive effect of non-participating share-based awards	2	2	2	2
Weighted-average common shares, as adjusted	620	692	640	706
Diluted earnings per common share	$0.25	$2.73	$8.53	$10.21

Anti-dilutive securities excluded from diluted weighted-average common shares	0.6	0.3	0.5	0.2

Note 9: Income Taxes - The Company’s effective income tax rates were 75.5% and 28.4% for the three and nine months ended October 28, 2022, respectively, and 26.1% and 24.6% for the three and nine months ended October 29, 2021, respectively. The increase in the effective tax rate for the three and nine months ended October 28, 2022, is primarily due to an increase in the valuation allowance for deferred taxes related to the long-lived asset impairment associated with RONA inc.

Enactment of the Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new 15% corporate alternative minimum tax based on adjusted financial statement income, which is effective for the Company beginning February 4, 2023, and imposes a 1% excise tax on net share repurchases after December 31, 2022. The Company does not expect the corporate alternative minimum tax will have a significant impact on the Company’s consolidated financial statements. Any excise tax incurred on share repurchases will be recognized as part of the cost basis of the shares acquired and not reported as part of income tax provision in the consolidated statements of earnings.

Income Tax Relief

On October 5, 2022, the Internal Revenue Service announced that businesses in certain states, including North Carolina, affected by Hurricane Ian would receive tax relief by postponing certain tax-payment deadlines. Under this relief, the Company’s quarterly federal estimated income tax payments originally due by October 15, 2022 and January 15, 2023, can be deferred until February 15, 2023. As of October 28, 2022, the Company deferred $600 million of federal income taxes payable originally due on October 15, 2022, which is included in other current liabilities in the consolidated balance sheet.

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Long-term debt	$295	$210	$782	$615
Lease obligations	7	7	21	22
Short-term borrowings	4	2	5	3
Interest income	(14)	(3)	(21)	(10)
Interest capitalized	(1)	(1)	(3)	(2)
Interest on tax uncertainties	—	2	3	1
Other	4	6	15	21
Interest – net	$295	$223	$802	$650

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 28, 2022	October 29, 2021
Cash paid for interest, net of amount capitalized	$909	$762
Cash paid for income taxes – net	1,540	2,189
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$46	$76
Leased assets obtained in exchange for new operating lease liabilities [1]	465	670
Cash dividends declared but not paid	643	551
1 Excludes $819 million of leases signed but not yet commenced as of October 28, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 28, 2022, and October 29, 2021, the related consolidated statements of earnings, comprehensive income, and shareholders’ deficit, for the fiscal three-month and nine-month periods ended October 28, 2022, and October 29, 2021, and cash flows for the fiscal nine-month periods ended October 28, 2022, and October 29, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 23, 2022

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 28, 2022, and October 29, 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2021. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales in the third quarter of 2022 increased 2.4% to $23.5 billion compared to net sales of $22.9 billion in the third quarter of 2021. The increase in total sales was driven by an increase in comparable sales. Net earnings in the third quarter of 2022 were $154 million compared to net earnings of $1.9 billion in the third quarter of 2022. Diluted earnings per common share were $0.25 in the third quarter of 2022 compared to $2.73 in the third quarter of 2021. Included in the third quarter of 2022 results is $2.1 billion of pre-tax long-lived asset impairment associated with the Canadian retail business, discussed further below, which decreased diluted earnings per share by $3.02. Excluding the impact of this item, adjusted diluted earnings per common share increased 19.8% to $3.27 in the third quarter of 2022 (see discussion of non-GAAP financial measures beginning on page 18).

For the first nine months of 2022, cash flows from operating activities were approximately $8.1 billion, while $1.1 billion was used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we repurchased $4.0 billion of common stock and paid $666 million in dividends during the three months ended October 28, 2022.

During the third quarter of 2022, comparable sales increased 2.2% with nine of 15 product categories generating positive comparable sales. We continued to experience broad-based demand from our Pro customers, which reflects the success of our Pro initiatives. In addition to our momentum with the Pro customer, we experienced improved Do-It-Yourself (DIY) customer performance during the quarter driven by project-related demand. Our positive comparable sales also reflect our disciplined pricing strategies to offset cost inflation.

While improving our operational productivity, we continue to invest in our hourly front-line associates. In the third quarter we awarded $200 million in bonuses, which are expected to be paid out before the holiday season, and announced an incremental investment of $170 million in permanent wage increases effective December 2022. In addition, during the quarter, we converted four geographic regions to our market-based delivery model for big and bulky product which improves the customer experience through expanded fulfillment options. We now have eight regions converted to the new model, which cover more than half of our stores, and we are on track to complete the roll-out by the end of next year.

On November 3, 2022, we announced that we entered into a definitive agreement to sell our Canadian retail business, which is expected to close in early calendar 2023. Although we have made progress in improving the Canadian retail business over the past few years, the performance has continued to lag our U.S. business operations. By executing this transaction, we will focus on further enhancing our operating margin, simplify our business model, and deliver sustainable value to our shareholders.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	October 28, 2022	October 29, 2021	2022 vs. 2021	2022 vs. 2021
Net sales	100.00%	100.00%	N/A	2.4%
Gross margin	33.30	33.10	20	3.0
Expenses:
Selling, general and administrative	27.45	19.08	837	47.4
Depreciation and amortization	1.92	1.85	7	6.1
Operating income	3.93	12.17	(824)	(66.9)
Interest – net	1.25	0.97	28	31.7
Pre-tax earnings	2.68	11.20	(852)	(75.5)
Income tax provision	2.02	2.93	(91)	(29.1)
Net earnings	0.66%	8.27%	(761)	(91.9)%

	Nine Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	October 28, 2022	October 29, 2021	2022 vs. 2021	2022 vs. 2021
Net sales	100.00%	100.00%	N/A	(0.4)%
Gross margin	33.51	33.41	10	(0.1)
Expenses:
Selling, general and administrative	20.38	18.10	228	12.1
Depreciation and amortization	1.80	1.64	16	9.7
Operating income	11.33	13.67	(234)	(17.5)
Interest – net	1.07	0.86	21	23.3
Pre-tax earnings	10.26	12.81	(255)	(20.2)
Income tax provision	2.92	3.15	(23)	(7.8)
Net earnings	7.34%	9.66%	(232)	(24.3)%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

During the three months ended July 29, 2022, the Company adjusted its comparable sales metric to exclude days affected by national outages with its third-party credit and debit processor. Excluding these days, and the corresponding prior period days, increased comparable sales by approximately 10 basis points for the nine months ended October 28, 2022. The comparable sales metric for the three months ended October 28, 2022, and the three and nine months ended October 29, 2021 was not impacted or adjusted by similar outages.

	Three Months Ended		Nine Months Ended
Other Metrics	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Comparable sales increase/(decrease) [1]	2.2%	2.2%	(0.8)%	7.4%
Total customer transactions (in millions)	225	237	719	785
Average ticket [2]	$104.54	$96.54	$103.76	$95.40
At end of period:
Number of stores	1,969	1,973
Sales floor square feet (in millions)	208	208
Average store size selling square feet (in thousands) [3]	106	105
Net earnings to average debt and shareholders’ (deficit)/equity [4]	24.4%	27.5%
Return on invested capital [4]	27.6%	30.1%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which impacted third quarter fiscal 2022 and fiscal 2021 comparable sales by approximately 80 basis points and 175 basis points, respectively, and year-to-date fiscal 2022 and fiscal 2021 comparable sales by approximately 45 basis points and 170 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 39-week periods.
2    Average ticket is defined as net sales divided by the total number of customer transactions.
3    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.
4    Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and shareholders’ (deficit)/equity is the most comparable GAAP ratio. As of October 28, 2022, return on invested capital was negatively impacted 590 basis points as a result of the long-lived asset impairment associated with the Canadian retail business. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core operating performance. Adjusted diluted earnings per share excludes the impact of a discrete item, further described below, not contemplated in the Company’s business outlook.

Fiscal 2022 Impacts
•In the third quarter of fiscal 2022, the Company recognized a pre-tax $2.1 billion long-lived asset impairment of the Canadian retail business (Canadian retail business transaction costs).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

The following provides a reconciliation of the Company’s non-GAAP financial measure to the most directly comparable GAAP financial measure:

	Three Months Ended
	October 28, 2022
	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$0.25
Non-GAAP adjustments – per share impacts
Canadian retail business transaction costs	3.32	(0.30)	3.02
Adjusted diluted earnings per share			$3.27
1 Represents the corresponding tax benefit or expense related to the item excluded from adjusted diluted earnings per share.

Return on Invested Capital

Return on Invested Capital (ROIC) is calculated using a non-GAAP financial measure. Management believes ROIC is a meaningful metric for analysts and investors as a measure of how effectively the Company is using capital to generate financial returns. Although ROIC is a common financial metric, numerous methods exist for calculating ROIC.  Accordingly, the method used by our management may differ from the methods used by other companies.  We encourage you to understand the methods used by another company to calculate ROIC before comparing its ROIC to ours.

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

	For the Periods Ended
(In millions, except percentage data)	October 28, 2022	October 29, 2021
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,686	$8,213
Plus:
Interest expense – net	1,037	854
Operating lease interest	160	162
Provision for income taxes	2,581	2,700
Lease adjusted net operating profit	10,464	11,929
Less:
Income tax adjustment [1]	2,915	2,952
Lease adjusted net operating profit after tax	$7,549	$8,977

Denominator
Average debt and shareholders’ (deficit)/equity [2]	$27,355	$29,836
Net earnings to average debt and shareholders’ (deficit)/equity	24.4%	27.5%
Return on invested capital [3]	27.6%	30.1%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 27.9% and 24.7% for the periods ended October 28, 2022, and October 29, 2021, respectively.
2    Average debt and shareholders’ (deficit)/equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ (deficit)/equity.
3 As of October 28, 2022, return on invested capital was negatively impacted 590 basis points as a result of the long-lived asset impairment associated with the Canadian retail business.

Results of Operations

Net Sales – Net sales in the third quarter of 2022 increased 2.4% to $23.5 billion. The increase in total sales was primarily driven by a comparable sales increase. Comparable sales increased 2.2% over the same period, driven by a 8.0% increase in comparable average ticket, partially offset by a 5.8% decline in comparable customer transactions.

During the third quarter of 2022, we experienced comparable sales increases in nine of 15 product categories, led by Building Materials, Rough Plumbing, and Lumber. Strength in these categories reflects broad-based demand from both the Pro customer and DIY customer, as well as unit price increases due to cost inflation. We experienced the lowest comparable sales in Lighting, Décor, and Seasonal & Outdoor Living in the quarter. Geographically, 12 of 15 U.S. regions experienced positive comparable sales, while our Canadian operations lagged the U.S.

Net sales decreased 0.4% to $74.6 billion for the first nine months of 2022 compared to 2021. Comparable sales declined 0.8% over the same period, driven by a 8.1% decline in comparable customer transactions, partially offset by a 7.3% increase in comparable average ticket.

Gross Margin – For the third quarter of 2022, gross margin as a percentage of sales increased 20 basis points. The gross margin increase for the quarter is driven by approximately 110 basis points of total rate improvement primarily in Lumber as we cycle significant deflation pressure in the prior year. The favorable rate improvement was partially offset by 35 basis points of deleverage from inventory shrink and 30 basis points of deleverage from higher transportation costs and expansion of our supply chain network.

Gross margin as a percentage of sales increased 10 basis points in the first nine months of 2022 compared to 2021. Gross margin was positively impacted by approximately 35 basis points of total rate improvement due to continued improvements in managing product costs and disciplined pricing strategies and 20 basis points of favorable product mix. These favorable impacts are partially offset by approximately 25 basis points of distribution costs and 20 basis points of deleverage from inventory shrink.

SG&A – For the third quarter of 2022, SG&A expense deleveraged 837 basis points as a percentage of sales compared to the third quarter of 2021. This was primarily driven by the long-lived asset impairment related to our Canadian retail business. This was partially offset by ongoing productivity initiatives.

SG&A expense as a percentage of sales deleveraged 228 basis points as a percentage of sales for the first nine months of 2022 compared to 2021 primarily due to the same factors that impacted SG&A for the third quarter.

Depreciation and Amortization – Depreciation and amortization deleveraged seven basis points as a percentage of sales for the third quarter of 2022 compared to 2021 due primarily to ongoing capital expenditures in core business investments.

Depreciation and amortization deleveraged 16 basis points as a percentage of sales for the first nine months of 2022 compared to 2021 primarily due to the same factors that impacted depreciation and amortization for the third quarter.

Interest – Net – Interest expense for the third quarter of 2022 deleveraged 28 basis points primarily due to interest expense related to the issuance of unsecured notes in March 2022 and September 2022, partially offset by scheduled payoff of notes at maturity.

Interest expense for the first nine months of 2022 deleveraged 21 basis points primarily due to the same factors that impacted interest expense for the third quarter.

Income Tax Provision – Our effective income tax rates were 75.5% and 26.1% for the three months ended October 28, 2022 and October 29, 2021, respectively, and 28.4% and 24.6% for the nine months ended October 28, 2022 and October 29, 2021, respectively. The unfavorable tax rate for the three and nine months ended October 28, 2022 compared to 2021 is largely driven by an increase in the valuation allowance for deferred taxes related to the long-lived asset impairment associated with RONA inc.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, and return excess cash to shareholders in the form of dividends and share repurchases. We believe these sources of liquidity will continue to support our business for the next twelve months. As of October 28, 2022, we held $3.2 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Nine Months Ended
(In millions)	October 28, 2022	October 29, 2021
Net cash provided by operating activities	$8,138	$9,179

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the nine months ended October 28, 2022, compared to the nine months ended October 29, 2021, was driven primarily by changes in working capital. Inventory decreased operating cash flows for the first nine months of 2022 by approximately $2.3 billion compared to a decrease of approximately $446 million for the first nine months of 2021, while accounts payable increased operating cash flows by $921 million for the first nine months of 2022, compared to an increase of $436 million for the first nine months of 2021. The increase in inventory and accounts payable is primarily due to product cost and freight inflation compared to the prior year, as well as lower inventory turns year-over-year. Deferred revenue decreased operating cash flows by $117 million for the first nine months of 2022, compared to an increase of $444 million for the first nine months of 2021. The decline in operating cash flow due to deferred revenue compared to the prior year is primarily due to an operational focus on customer fulfillment. Other operating liabilities also increased operating cash flows by $205 million during the first nine months of 2022, compared to a decrease of $421 million for the first nine months of 2021. This increase is primarily driven by the deferral of payment of our third quarter estimated federal tax payment under the income tax relief announced by the Internal Revenue Service for businesses located in states impacted by Hurricane Ian.

Cash Flows Used in Investing Activities

	Nine Months Ended
(In millions)	October 28, 2022	October 29, 2021
Net cash used in investing activities	$(1,115)	$(1,360)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the nine months ended October 28, 2022, and October 29, 2021:

	Nine Months Ended
(In millions)	October 28, 2022	October 29, 2021
Core business investments [1]	$826	$973
Strategic initiatives [2]	171	181
New stores, new corporate facilities and international [3]	93	102
Total capital expenditures	$1,090	$1,256
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

Our fiscal year 2022 outlook for capital expenditures is up to $2.0 billion.

Cash Flows Used in Financing Activities

	Nine Months Ended
(In millions)	October 28, 2022	October 29, 2021
Net cash used in financing activities	$(4,932)	$(6,391)

Net cash used in financing activities primarily consists of transactions related to our share repurchases, long-term debt, and cash dividend payments.

Total Debt

During the nine months ended October 28, 2022, we issued $9.8 billion of unsecured notes, the proceeds of which were designated for general corporate purposes. During the nine months ended October 28, 2022, we also paid $760 million due to the scheduled payoff of notes at maturity.

Our commercial paper program is supported by the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement. The amount available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement as of October 28, 2022, and October 29, 2021. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement as of October 28, 2022 was $4.0 billion.

The 2020 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at October 28, 2022.

The following table includes additional information related to our debt for the nine months ended October 28, 2022, and October 29, 2021:

	Nine Months Ended
(In millions)	October 28, 2022	October 29, 2021
Net proceeds from issuance of debt	$9,667	$4,972
Repayment of debt	(831)	(595)
Maximum commercial paper outstanding at any period	2,470	400
Short-term borrowings outstanding at quarter-end	—	1,000
Weighted-average interest rate of short-term borrowings outstanding	—%	0.79%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the nine months ended October 28, 2022, and October 29, 2021:

	Nine Months Ended
(In millions, except per share data)	October 28, 2022	October 29, 2021
Total amount paid for share repurchases	$12,127	$8,999
Total number of shares repurchased	61.2	46.6
Average price paid per share	$198.12	$193.16
As of October 28, 2022, we had $7.7 billion remaining available under our share repurchase program with no expiration date. We expect to repurchase shares totaling approximately $13.0 billion in 2022 (including the $12.1 billion repurchased during the first nine months of fiscal year 2022).

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $2.00 per share for the nine months ended October 29, 2021, to $2.65 per share for the nine months ended October 28, 2022.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of November 23, 2022, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Long-Lived Asset Impairment

Description

We review the carrying amounts of long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. When evaluating long-lived assets for impairment, our asset group is generally at an individual location level, as that is the lowest level for which cash flows are identifiable. Cash flows for individual locations do not include an allocation of corporate overhead. During the three months ended October 28, 2022, the Company determined it was more likely than not that the assets within the Canadian retail business would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives and were evaluated for recoverability. Based on the proposed transaction, the Company reconsidered the appropriate asset grouping of long-lived assets attributable to the Company’s Canadian locations given the change in the Company’s expectations regarding use and disposition of its associated assets. The Company determined the total Canada retail business (Canada asset group) to be the appropriate asset group for which Canadian business assets should be evaluated, as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Changes in asset group determinations are accounted for on a prospective basis.

A potential impairment has occurred if the fair value of the asset group is less than the asset group’s carrying value. The carrying value of the Canada asset group includes substantially all assets and liabilities of the Canadian retail business, including accounts receivable, inventory, property, operating and finance lease right-of-use assets, definite-lived intangible assets, operating liabilities including accounts payable and accrued compensation, and operating and finance lease liabilities. The cumulative foreign currency translation adjustment balance is excluded from the carrying value of the Canada asset group in evaluating the recoverability of a held and used asset group.

We use an income approach to determine the fair value of our individual operating locations, and a market approach to determine the fair value of our individual locations identified for sale or closure. A market approach of an orderly transaction under current market conditions was used in determining the estimated fair value of the Canada asset group, which was based on the proposed transaction price, inclusive of deferred consideration.

Judgments and uncertainties involved in the estimate

Our impairment evaluations require us to apply judgment in determining whether an event or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable, including the evaluation of whether it is more likely than not a location will be closed or an asset will be otherwise disposed of significantly before the end of its previously estimated useful life. Our impairment loss calculations require us to apply judgment in estimating expected future cash flows, including estimated sales, margin, and controllable expenses, assumptions about market performance, and estimated selling prices or lease rates for locations identified for closure.

Effect if actual results differ from assumptions

During the three months ended October 28, 2022, the Company recorded $2.1 billion of long-lived asset impairment within SG&A in the consolidated statements of earnings, which reflects the full carrying value of the long-lived assets of the Canada asset group. See Note 4 for additional information.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in foreign currency exchange rates related to our international operations, interest rates, and commodity prices. The Company’s market risks have not changed materially from those disclosed in the Annual Report for the fiscal year ended January 28, 2022.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 28, 2022, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended October 28, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

In addition to the matter referenced in our quarterly report on Form 10-Q for the quarterly period ended July 29, 2022, the Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

Item 1A. - Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 21, 2022, which could materially affect our business, financial condition and operating results, as well as the following:

Our strategic transactions involve risks, and we may not realize the expected benefits because of numerous uncertainties and risks.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and other various benefits. Our ability to deliver the expected benefits from any strategic transaction is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations. Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Additionally, any impairment of goodwill or other assets acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, may materially reduce our earnings. For example, in connection with the preparation of the Company’s financial statements for the third quarter of 2022, the Company recorded pre-tax non-cash impairment of $2.1 billion related to the expected sale of its Canadian retail business, which reduced earnings for the third quarter of 2022. Our shareholders may react unfavorably to our strategic transactions. We may not realize the anticipated benefits from such transactions, including the full value of contingent payments associated with such transactions. We may be exposed to additional liabilities of any acquired business or joint venture, and we may be exposed to litigation in connection with the strategic transaction. Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended October 28, 2022:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 30, 2022 - August 26, 2022 [3]	10,851,383	$196.56	10,851,152	$8,959,408,600
August 27, 2022 - September 30, 2022	3,457,109	194.38	3,456,882	8,287,451,550
October 1, 2022 - October 28, 2022 [3]	6,193,545	193.42	6,178,216	7,727,479,987
As of October 28, 2022	20,502,037	$195.24	20,486,250	$7,727,479,987
1The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2On December 15, 2021, the Company announced that its Board of Directors authorized $13.0 billion of share repurchases under the program with no expiration.
3In August 2022, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $2.3 billion to the financial institution and received an initial delivery of 8.3 million shares. In October, prior to the end of the third quarter, the Company finalized the transaction and received an additional 3.3 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 7 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

4.1	Twenty-First Supplemental Indenture, dated as of September 8, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee).	8-K	001-07898	4.2	September 9, 2022

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

November 23, 2022	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

