Form 10-K
period 2023-02-03
LOWES COMPANIES INC
filed 2023-03-27
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of July 29, 2022, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $120.8 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/23/2023
Common Stock, $0.50 par value	596,356,261
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2023 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “scenario”, “guidance” and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives (including objectives related to environmental, social, and governance (ESG) matters), business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services, share repurchases, Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties, and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

For a detailed description of the risks and uncertainties that we are exposed to, you should read Item 1A, “Risk Factors” included elsewhere in this Annual Report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

ii

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer. As of February 3, 2023, Lowe’s operated 1,738 home improvement stores in the United States, representing approximately 195 million square feet of retail selling space. On February 3, 2023, Lowe’s completed the sale of its Canadian retail business, which operated 232 stores in Canada, as well as serviced 210 dealer-owned stores. The Canadian retail business included a number of complementary formats under the banners of RONA, Lowe’s Canada, Réno-Dépôt, and Dick’s Lumber. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for information on this divestiture.

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

Our Strategy

Lowe’s is an omnichannel retailer whose core priorities are to provide an excellent customer experience, create a great place to work for our associates, and improve our communities, which we believe will create long-term, sustainable value for our shareholders. In 2020, we implemented our Total Home strategy, which reflects our commitment to provide a full complement of products and services for professional customers (Pro customers) and consumers alike, enabling a Total Home solution for every project across the home. Our Total Home strategy has the following five pillars:

Drive Pro penetration	Accelerate online business	Expand installation services	Drive localization	Elevate assortment
We continue to transform our Pro offerings to drive Pro penetration by expanding our Pro brands and product assortments, resetting the footprint of our stores to better serve Pro customers, and introducing our new MVPs Pro Rewards & Partnership ProgramTM this year, which further enhances our relationship with our Pro customers. We are investing in our omnichannel retail capabilities to expand our online business. We are increasing visibility to our installation services through improved signage throughout our stores and continuing to improve the customer experience for our services, which are provided by our network of independent installers or outsourced to our third-party model that sells, furnishes, and installs more complex projects. Our expanding localization efforts better serve the product needs of the unique communities across the country. Finally, we continue to elevate our product assortment to provide the right products at the right price to meet our customers’ needs.

Our Customers and Market

The home improvement market in which we operate is highly fragmented, serving Pro customers, individual homeowners, and renters completing a wide array of projects that vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM). The Pro customer consists of three broad categories: tradespeople, repair and remodelers, and property managers. The U.S. market is our predominant market, accounting for approximately 95% of consolidated sales for the fiscal year ended February 3, 2023. As of February 3, 2023, we completed the sale of our Canadian retail business and no longer operate in the Canada market, which accounted for approximately 5% of consolidated sales for the fiscal year ended February 3, 2023.

There are many variables that affect consumer demand for the home improvement products and services Lowe’s offers.  Key indicators we monitor include home price appreciation, age of the housing stock, real disposable personal income, and housing turnover.  We also monitor demographic and societal trends that shape home improvement industry growth, notably strong millennial household formation, consumer mobility, and the widespread adoption of remote work.

Our Competition

The home improvement industry includes a broad competitive landscape that continues to evolve.  Lowe’s competes with national and regional home improvement warehouse chains and lumber yards in most of the markets we serve.  We also compete with traditional hardware, plumbing, electrical, home supply retailers, paint stores, lumber yards and garden centers, as well as maintenance and repair organizations.  In addition, we compete with general merchandise retailers, home goods specialty stores, warehouse clubs, online retailers, other specialty retailers, providers of equipment and tool rental, service providers that install home improvement products, and wholesalers that provide home-related products and services to homeowners, renters, business, and the government.

Location of stores, product assortment, product pricing, and customer service continue to be key competitive factors in our industry, while the evolution of technology and customer expectations also underscores the importance of omnichannel capabilities as a competitive factor.  To ensure ongoing competitiveness, Lowe’s focuses on delivering the right home improvement products, with the best service and value, across every channel and community we serve.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report.

Our Omnichannel Capabilities

We are committed to meeting customer demand to shop however, whenever, and wherever they choose. Our omnichannel capabilities allow our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, more than half of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, customers may pick up their purchase in-store at the customer service desk, curbside, or from touchless lockers, or have their purchase delivered to their home or business. In addition, flexible fulfillment options are available for in-store purchases and those made through the contact center. Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an endless aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our leverage of our existing infrastructure with the omnichannel capabilities we continue to introduce.

In-Store
Our 1,738 Lowe’s-branded home improvement stores in the United States are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  Our home improvement stores offer similar products and services, with certain variations based on localization, along with a dedicated team of knowledgeable and friendly front-line associates available to assist our customers.  We continue to develop and implement productivity tools to enhance the efficiency of our sales associates and to integrate our order management and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with Internet access, making information available quickly to further simplify the shopping experience.

Online
Through our websites and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, product information, customer ratings and reviews, buying guides, how-to videos, and other information. These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects. We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store, curbside pick-up, truck delivery, and parcel shipment to their homes or businesses. We also offer new virtual design services for paints, blinds, and flooring for our customers.

On-Site
We have on-site specialists available for retail and Pro customers to assist them in selecting products and services for their projects.  Our Pro sales managers meet with Pro customers at their place of business or on a job site and leverage nearby stores and our distribution network to ensure we meet customer needs for products and resources.  In addition, our In-Home Sales program is available in the majority of our stores to discuss various exterior projects such as windows, doors, roofing, siding, and deck projects, whose characteristics lend themselves to an in-home consultative sales approach.

Contact Centers
Lowe’s operates contact centers in a virtual workplace. These contact centers help Lowe’s enable an omnichannel customer experience by providing the ability to tender sales, assist with order management, coordinate deliveries, manage after-sale installations, and answer general customer questions via phone, mail, e-mail, live chat, and social media.

Our Products

Product Selection
To meet customers’ varying needs, we offer a complete line of products for construction, maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Appliances, Seasonal & Outdoor Living, Lawn & Garden, Lumber, Kitchens & Bath, Tools, Paint, Millwork, Hardware, Flooring, Rough Plumbing, Building Materials, Décor, and Electrical.  A typical Lowe’s-branded home improvement store stocks approximately 40,000 items, with over two million additional items available through our online selling channels. Our product assortments offered in-store are tailored to meet the needs of the local market. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of high-value private brands.  In fiscal 2022, we extended our STAINMASTER® brand to include additional flooring categories outside of carpet like laminate, vinyl, and tile. At the end of the fiscal year, we introduced STAINMASTER® paint as our first private paint brand. In addition, we are dedicated to ensuring the products we sell are sourced in a socially responsible, efficient, and cost-effective manner.

Supply Chain
We source our products from vendors worldwide and believe that alternative and competitive suppliers are available for virtually all of our products. Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently serve our stores and meet our customers’ expectations for fast fulfillment and delivery, we own and operate more than 100 supply chain facilities in our network. These facilities include regional distribution centers (RDCs), flatbed distribution centers (FDCs), import distribution centers (IDCs), bulk distribution centers (BDCs), and cross-dock terminals (XDTs). We also operate standalone fulfillment centers, which along with many of our stores, ship product directly to our customers. In addition, we are establishing a Pro fulfillment network across the country which will leverage a combination of our existing supply chain as well as new facilities, including our first Pro fulfillment center that opened this year. Each one of these distribution nodes plays a critical role in our Total Home strategy, and collectively, enable our products to get to their destination as efficiently as possible.

The FDCs distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, pipe, siding, ladders, and building materials. On average, each RDC and FDC serves approximately 115 stores. Our Pro fulfillment network stocks deeper quantities of our top Pro assortments and has expanded capabilities to handle large orders on multiple flat beds. Our IDCs were expanded to create more capacity to hold import product at the coast, which improves our network’s agility to move inventory where and when it is needed. Our BDCs handle appliances and other big and bulky product, and our XDTs fulfill final mile box truck deliveries of these products.

Our supply chain supports every pillar of our Total Home strategy, and as such, we continue to invest and transform our network to unlock our omnichannel capabilities while keeping our organization’s sustainability goals top of mind. As part of the continued rollout of our market-based delivery model, we expanded to additional geographic areas and enhanced our distribution capacity for big and bulky product. To date, we have 11 geographic areas converted to our market-based delivery model.

We have also been focused on improving the speed of our delivery capabilities for our customers. As of fiscal year 2022, most parcel-eligible items can be ordered by a customer and delivered within two business days at standard shipping rates. Also, the nationwide expansion of our gig networks provides same-day delivery of certain products from our stores. Customer needs and buying patterns are constantly changing, and our supply chain will continue to evolve to meet their needs. We are building an omnichannel supply chain that operates with greater network capacity, better flow management and optimization.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Flooring, Kitchens & Bath, Millwork, Appliances, and Lumber accounting for the majority of installed sales.  Our Installed Sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed sales, which includes both product and labor, accounted for approximately 5% of total sales in fiscal 2022.

Lowe’s Protection Plans and Repair Services
We offer extended protection plans for certain products within the Appliances, Kitchens & Bath, Décor, Millwork, Rough Plumbing, Electrical, Seasonal & Outdoor Living, Tools, and Hardware categories. These protection plans provide customers with product protection that enhances the coverage offered by the manufacturer’s warranty and provide additional benefits and repair services that extend beyond the manufacturer’s warranty.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and logo and the accompanying goodwill and name recognition to be valuable to our business. This subsidiary owns and maintains various additional registered and unregistered trademarks, service marks and trade names, including private brand product names, such as, “Kobalt”, “STAINMASTER” and “allen+roth.” This subsidiary also maintains various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

Government Regulation

We are subject to a wide array of federal, state, and local laws and regulations. We do not currently expect compliance with these laws and regulations to have a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods.

Human Capital

When it comes to attracting and retaining top talent, Lowe’s strives to be the employer of choice in retail. At Lowe’s we are committed to creating valuable career opportunities for our associates, supporting them and the communities where they live, and cultivating a culture that invites and encourages diverse opinions and ideas. We are focused on ensuring our associates see Lowe’s as a “Home to Possibility” with good jobs, a sense of belonging, and a promising future.

As a testament to our commitments, in 2022 we received more than 15 notable employer of choice awards including being named: a Disability:IN National Best Place to Work for Disability Inclusion, a Forbes America’s Best Large Employers, a Best of the Best 2022 Top Employer by Black EOE Journal, HISPANIC Network Magazine, and Professional Woman’s Magazine, and a Best Corporation for Veteran’s Business Enterprises of the Year.

Our People
As of February 3, 2023, Lowe’s employed approximately 182,000 full-time associates and 125,000 part-time associates, primarily in the United States and India. During the spring season, we temporarily expand our workforce by hiring associates in part-time and full-time positions to meet the elevated levels of demand.

At Lowe’s, we continue to listen carefully to our associates, most notably through our annual engagement survey. In 2022, more than 90% of our associates participated in our survey and that data is used to improve our associate experience.

Creating Good Jobs
We have a strong track record of investing in our workforce by offering locally competitive salaries and wages. Since 2018, we have invested more than $3 billion in incremental wages and share-based compensation for our front-line associates, which included creating many new roles for our associates to grow into, inclusive of 1,600 new assistant manager positions and 10,000 department supervisor positions.

This fiscal year, we implemented $170 million in annual wage increases, effective December 2022, in addition to the profit-sharing and discretionary bonuses we awarded throughout the year. In addition, we offer an array of health, welfare, and financial benefits to our full-time and part-time associates, including health care and insurance benefits, retirement plans, an employee stock purchase plan, paid time off, and leave programs, among many others. We have implemented workforce management tools that enable us to offer various scheduling options to our full-time associates to foster an improved experience in balancing their work and life responsibilities. This includes such options for a shortened workweek, consistent shifts, or consecutive days off.

Our focus on the associate experience begins at initial application. The implementation of improved technology in the hiring process has simplified the experience for those looking to join Lowe’s and helped to drive the experience overall. Once hired, associates now experience an improved onboarding to help them quickly learn the knowledge and skills required to be successful in their new roles. This onboarding includes assigning dedicated mentors to help new hires through the learning process.

Providing a safe environment for both working and shopping is our highest priority at Lowe’s. We strive to maintain a culture of safety, which begins with our leaders modeling the behaviors we want our associates to adopt. We embed safety into associate onboarding, developmental e-learning and on-the-job training.

Sense of Belonging
We believe that, by building diverse and inclusive teams, we drive better ideas, positive business results, and improve service through a deeper connection with our customers. We continue to execute on our multi-year program to integrate diversity and inclusion initiatives into our corporate strategy across three areas: talent, culture, and business. We continue to strive to attract diverse talent for leadership positions across our company. In 2022, we held our tenth annual Women’s Leadership Summit, focused on developing women leaders across our corporate and field locations. In our efforts to foster an inclusive culture, we have eight business resource groups that are sponsored by our executive team. These groups provide our associates with opportunities to collaborate, network, and learn together, and offer additional spaces where associates feel heard and can engage with other colleagues across the organization. We also recognize the importance of strengthening our bonds with the diverse communities we serve. We are one of the founding partners of the OneTen coalition, which committed to hiring one million Black Americans in the next ten years.

Promising Future
We are committed to securing top talent and providing ongoing training and other developmental opportunities to facilitate meaningful careers at Lowe’s. We offer a variety of role-specific leadership and development programs that build and reinforce functional-technical/professional skills, business acumen, and leadership skills to prepare high-performing leaders for their next role. Our focus on leadership development enables us to grow talent internally and has resulted in more than 80% of leadership positions being filled internally in the last year. Additionally, nearly 90% of our store leaders have advanced to their current positions from hourly roles.

This year we expanded Lowe's University offerings to include the District Manager and Store Manager immersive week-long leadership experience programs, delivered from the Lowe’s University training center; the virtual-delivered store department supervisor fundamentals series; the virtual-delivered field supply chain leadership director, manager, and supervisor experience programs; and the certification programs for store and technology associates that further develop their skills and knowledge base.

Additionally, through Lowe’s Track to the Trades program, we offer all Lowe’s associates the opportunity to enroll in programs to complete apprentice certifications in electrical, plumbing, HVAC, appliance repair, or multi-family maintenance. The program also connects them with Pros to help them start a career in their area of interest. The Track to the Trades program demonstrates Lowe’s commitment to our industry and the communities we serve. This combined with our tuition-free education program are further examples of how we are investing in the future of our associates.

Corporate Responsibility

We take our role as a Fortune® 50 retailer seriously by managing our business responsibly and focusing on serving our associates and the communities where we live and work. We strive to integrate sustainability objectives into our business, particularly by focusing on the three pillars of our sustainability strategy: our people and communities, product sustainability, and reducing the environmental footprint of our operations, which we believe will help drive long-term shareholder value.
In addition to oversight by the full Board of Directors, the Board has also delegated primary responsibility for more frequent and in-depth oversight of Lowe’s sustainability strategies and initiatives and reviewing our position on significant environmental and social issues to the sustainability committee of the Board of Directors. In fiscal 2022, for the fourth consecutive year, Lowe’s was included in the Dow Jones Sustainability North America Index based on our ESG practices.

Investing in our Communities

We understand the important role Lowe’s plays in providing products, services, and support to our communities. Through our community engagement initiatives and our continued partnerships with nonprofits across the nation, we are mending neighborhoods, revitalizing community spaces, supporting communities when disaster strikes, and preparing the next generation of skilled tradespeople to continue those efforts for years to come. We carry out these initiatives with a special focus on our nation’s veterans and active military community, first-responders, and under-resourced communities.

In fiscal 2022, Lowe's announced a five-year, $100 million investment in the communities we serve through a new program called Lowe's Hometowns. Each year from 2022 through 2026, Lowe's Hometowns will complete nearly 1,800 community impact projects, including 100 signature projects chosen from consumer nominations, and nearly 1,700 projects selected through Lowe's stores, supply chain facilities, and store support centers across the country. Through this effort, Lowe’s is helping restore and revitalize spaces that serve as the hubs and heartbeats of communities, including neighborhood services, parks, and community centers.

In addition, throughout the year we partnered with dozens of nonprofit organizations to identify and respond to critical needs in local communities, including Building Homes for Heroes, Rebuilding Together, and Local Initiatives Support Corporation. Lowe’s also continues to support our communities as they respond to and recover from natural disasters by providing tools and supplies, access to tool rental trailers, and volunteering with clean-up efforts.

In fiscal 2022, our associates across the U.S. contributed nearly 170,000 volunteer hours through Lowe’s-sponsored community engagement activities as well as in their personal time. In addition, through funding from our own associate donations and Company matching, we are able to support associates in times of significant, unforeseen financial hardship through the Lowe’s Employee Relief Fund.

Product Sustainability

We are committed to promoting sustainable practices throughout our supply chain and providing customers with eco-friendly, high quality, and safe products. Our products undergo a thorough selection process, beginning with our sourcing decisions. Through collaboration and established management systems, we monitor our suppliers’ practices to secure high-quality products from suppliers who support worker rights and protect the environment. Lowe’s human rights policy supports the fundamental principles of human rights, as defined by the “Universal Declaration of Human Rights.” We continue to hold all suppliers to our rigorous standards through our human rights policy, our conflict minerals policy, and our Vendor Code of Conduct which includes enhanced environmental standards for all suppliers. In addition, we have a wood sourcing policy that specifies that all wood products sold in our stores originate from well-managed, non-endangered forests.
As part of our commitment to reducing the environmental impact of our products, we continue to increase our offering of independently certified products that have validated environmental claims, reduce the usage of natural resources, and help customers decrease energy and water consumption. We work with local and regional utilities to offer customers assorted rebates for a variety of environmentally efficient products including ENERGY STAR® and WaterSense®.

Reducing our Environmental Footprint

We are committed to mitigating climate change by reducing the environmental impact of our operations and supply chain through reducing carbon emissions with investments in energy efficiency, use of renewable energy, environmentally friendly transportation practices, and innovative water and waste management systems.

Greenhouse Gas Emissions
In December 2022, we announced our goal to reach net-zero emissions across the Company’s scope 1, 2, and 3 greenhouse gas emissions by 2050, in accordance with guidelines from the Science Based Targets initiative (SBTi), the global body enabling businesses to set emissions reduction targets in line with climate science. To meet interim SBTi targets, Lowe’s has also committed to decreasing its scope 1 and scope 2 emissions by 40% and reducing scope 3 emissions by 22.5% below 2021 levels by 2030.

To reach these targets, Lowe’s will focus on increasing operational efficiency and working to reduce emissions across Lowe's entire value chain. We are making further investments in energy efficiency and renewable energy within our operations, while exploring emerging technologies to reduce emissions associated with our vehicle fleet and facilities. Over the past three years, we have spent nearly $500 million across multiple projects including indoor LED lighting upgrades, replacing stores’ aging HVAC units with high efficiency models, installing and updating building management systems, and installing pallet grinders. Lowe’s is also focused on partnering with suppliers to help reduce upstream emissions. We are working closely with suppliers to increase their operational efficiency and reduce their emissions through the use of renewable energy and low-carbon innovations.

Continuing to procure renewable energy is one way Lowe’s is working to reduce our emissions footprint. In 2020, we secured our first renewable power purchase agreement, the Mesquite Star wind farm in Texas, now in its third year of operation. That same year, we partnered with Swift Current Energy to source additional renewable energy from the Black Diamond Solar Project in Illinois, which is expected to become operational in the next few years. We continue to establish a pipeline of other offsite renewable projects planned to become active over several years. Lowe’s continues to be a member of the Clean Energy Buyers Association to evaluate and explore new opportunities and technologies across renewable energy markets (e.g., community solar, power purchase agreements), as well as implementing on-site solar generation in multiple states.

We are dedicated to promoting sustainable practices in the transportation industry, and we collaborate with the Environmental Protection Agency’s (EPA’s) SmartWay program to reduce transportation emissions by managing and reducing fuel usage by creating incentives for freight contractors to improve efficiency. We are an EPA SmartWay program partner and aim for 100% SmartWay certification for our transportation providers. This program provides access to comprehensive data and oversight of Scope 3 emissions associated with our U.S. transportation footprint.

Waste
We partner with suppliers to improve recycling and waste diversion, develop regional management processes, measure waste streams, and conduct waste audits. At a local level, store waste, including cardboard, broken appliances, and wood pallets, is recycled through national and regional partners, and we provide in-store recycling and reuse centers for our customers to bring in plastic planter pots, compact fluorescent lamp bulbs, plastic bags, and rechargeable batteries. In our second year collaborating with How2Recycle, we continue to educate customers and encourage proper recycling of our product packaging. As technology and innovative practices improve, we will continue to explore opportunities to participate in the circular economy.

Water
While our water consumption is modest compared with other industries, we continue to focus on reducing water consumption within our operations. We use smart irrigation controllers for efficient watering at most stores and have been exploring other water-efficient technologies to increase water savings in our stores and garden centers. Additionally, we use leak detection technology to catch leaks as they occur to prevent unnecessary water use. We also have protocols in place to manage the disposal of chemicals to prevent release into waterways of the communities we serve.

Corporate Responsibility Reporting

Lowe’s participates in the CDP’s climate change, forests, and water security questionnaires to benchmark and quantify our environmental practices, provide transparency on our progress, and assist in the reduction of our contributions to climate change. Lowe’s continues to externally verify our scope 1 and scope 2 GHG emissions and water usage data to increase confidence in our reporting. Additionally, we align our sustainability reporting with the Sustainable Accounting Standards Board, the Global Reporting Initiative, and the U.N. Sustainable Development Goals. We publish our annual Task Force on Climate-related Financial Disclosures report to assess our climate-related risks and opportunities and better understand the potential impacts on our value chain.

Additional information regarding our activities related to our human capital strategy, as well as our workforce diversity data, latest community improvement projects, and sustainability efforts can be found in our Corporate Responsibility Report and

Culture, Diversity & Inclusion Report, which are published annually and can be found on our website at responsibility.lowes.com. The contents of these reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Available Information

Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our Internet website at ir.lowes.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
The home improvement retail environment, like the retail environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. Our success is dependent on our ability to identify and respond to the economic, social, style, and other trends that affect demographic and consumer preferences in a variety of our merchandise categories and service offerings. Customers’ expectations about how they wish to research, purchase, and receive products and services have also evolved. It is difficult to predict the mix of products and services that our customers will demand. As our customers expect a more personalized experience, our ability to offer more localized assortments of our merchandise to appeal to local tastes within each customer group is important to our ability to effectively meet customer expectations. There has also been an increase in customer preferences and expectations related to sustainability of our products and operations. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.

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

Our interactions with customers have evolved into an omnichannel experience as they use computers, tablets, mobile phones, and other electronic devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omnichannel and digital retail is quickly evolving, and we must anticipate and meet our customers’ expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed, and provide a consistent customer experience. We also need to collect, use, and share relevant customer data to effectively meet customer expectations of a more personalized experience. Our ability to collect, use, and share such data is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security, as well as the change of third party policies restricting data collection, use, and sharing.

The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics have required us to, and will continue to require us to, deliver large, complex programs requiring integrated planning, initiative prioritization, and program sequencing. These initiatives have required, and will continue to require, new competencies in many positions, and our management, associates, and contractors have had to and will need to continue to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these transformational changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, to support our strategic initiatives and the related technology investments needed to implement our strategic investments, we must attract and retain a large number of skilled professionals, including technology professionals. The market for these professionals is increasingly competitive. Our results of operations, financial condition, or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors, or if we are unable to attract, retain, and manage the talent succession of additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retail environment.

We have many competitors who could take sales and market share from us if we fail to execute our strategic initiatives effectively, or if they develop a substantially more effective or lower cost means of meeting customer needs, resulting in a negative impact on our business and results of operations.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors. The principal competitive factors in our industry include location of stores, product assortment, product pricing, in-stock levels, customer service, and the evolution of technology and customer expectations. We face growing competition from online and omnichannel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. Further, online and omnichannel retailers continue to focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times, including same-day and next-day fulfillment, low-price or free shipping, and convenient pick-up options, including curbside pick-up, in-store pick-up, and touchless lockers, and we must make investments to keep up with our customers’ evolving shopping preferences. Our ability to be competitive on delivery times, delivery costs, and delivery options depends on many factors, including successful implementation and the continued maintenance of our initiatives related to supply chain transformation, including our market-based delivery model. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance. Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

If we fail to hire, train, manage, and retain qualified associates with expanded skill sets or corporate support staff with the capabilities of delivering on strategic objectives, we could lose sales to our competitors, and our labor costs, resulting from operations or the execution of corporate strategies, could be negatively affected.
Our customers, whether they are homeowners, renters, or commercial businesses, expect our associates to be well trained and knowledgeable about the products we sell and the home improvement services we provide. We compete with other retailers for many of our associates, and we are experiencing a competitive labor market. Wages are increasing across the United States, and competitors are offering higher compensation than before due to labor market conditions. Many associates are in entry-level or part-time roles with historically high turnover rates, which has led to increased training and retention costs, particularly in a competitive labor market. Increasingly, our sales associates must have expanded skill sets. We need to attract and retain a diverse workforce that can deliver relevant, culturally competent, and differentiated experiences for a wide variety of culturally diverse customers. Additionally, in order to deliver on the omnichannel expectations of our customers, we rely on the specialized training and capabilities of corporate support staff, which are broadly sought after by our competitors. Further, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, are critical to our business success. If we are unable to hire, train, manage, and retain qualified associates and specialists, the quality of service we provide to our customers may decrease and our results of operations could be negatively affected.

Furthermore, our ability to meet our labor needs, particularly in a competitive labor market, while controlling our costs is subject to a variety of external factors, including wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics and the adoption of new or revised legislation or regulations governing immigration, employment, labor relations, minimum wage, health care benefits and family and medical leave. Due to growing competition among potential employers, we may also be subject to continued upward pressure on associate wages and employer-provided benefits, which in turn would increase labor costs. Additionally, we are subject to labor organizing efforts from time to time, and if we become subject to collective bargaining agreements in the future, it could affect how we operate our business. Also, our response to any organizing efforts could be perceived negatively and harm our business and reputation. In addition to our United States operations, we have support offices in India and China, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our business and results of operations.

Positively and effectively managing our public image and reputation is critical to our business success, and, if our public image and reputation are damaged, it could negatively impact our relationships with our customers, vendors, associates, and shareholders, and consequently, our business and results of operations.
Our public image and reputation are critical to ensuring that our customers shop at Lowe’s, our vendors want to do business with Lowe’s, and our associates want to work for Lowe’s. We must continue to manage, preserve and grow Lowe’s public image and reputation. Lowe’s actual or perceived position or lack of position on social, environmental, political, public policy, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation. In addition, failure to meet our stated environmental and social goals, and consumer and shareholder concerns about our environmental and social practices are potential sources of reputational risk. In addition, vendors and others with whom we do business may affect our reputation. Any negative incident can erode trust and confidence quickly, and adverse publicity about us could damage our reputation and brand image, undermine our customers’ confidence, reduce demand for our products and services, affect our relationships with current and future vendors, impact our results of operations, affect our ability to recruit, retain, and engage our associates, and attract regulatory scrutiny. The significant expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such negative incidents.

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
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and our brand image. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks. As a result, Lowe’s reputation as a retailer of high-quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty. Additionally, we and our customers have expectations on responsible sourcing and compliance with applicable laws and regulations. Under our Vendor Code of Conduct, our vendors are required to meet our expectations across multiple areas of compliance, including health and safety, environmental standards, compensation, hours of work, and prohibitions on child and forced labor. Where appropriate, we request that our vendors provide additional documentation proving their compliance in these areas. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase. Actual, potential or perceived product safety concerns or vendor non-compliance exposes us to litigation, as well as government enforcement action, and could, and in certain instances in the past has, resulted in costly product recalls, the inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions, and other liabilities.

Supply Chain and Third-Party Risks

Disruptions in our supply chain and our fulfillment network for our products due to various factors including, but not limited to, the COVID-19 pandemic, trade policy changes, and additional tariffs, have affected and may continue to affect our results of operations.

Circumstances surrounding and related to the COVID-19 pandemic created unprecedented impacts on the global supply chain. We source, stock and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. Impacts related to the COVID-19 pandemic placed strains on the domestic and international supply chain, which negatively affected the flow and availability of our products in the past. This resulted in, and may continue to result in, higher out-of-stock inventory positions due to difficulties in timely obtaining products from the manufacturers and suppliers of our products, which occurred during the peak periods of the COVID-19 pandemic. In addition, during the COVID-19 pandemic, the costs of transportation of products to our distribution centers and stores increased while availability of transportation decreased.

We source a large number of our products from foreign manufacturers, with China being the dominant import source. Tax and trade policies, tariffs, and other regulations affecting trade between the United States and other countries, especially China, enacted in recent years increased the cost of our merchandise sourced from outside of the United States, which represents a large percentage of our overall merchandise. It remains unclear how tax or trade policies, tariffs, customs actions, or trade relations may evolve in the future, which could adversely affect our business, results of operations, effective income tax rate, liquidity, and net income. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future. The degree of our exposure is dependent on, among other things, the type of goods, rates imposed, and timing of tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.

Financial instability among key vendors, political instability and labor unrest in source countries or elsewhere in our supply chain, changes in the total costs in our supply chain (including fuel and currency exchange rates), labor costs or labor shortages among our vendors, port labor disputes and security, the outbreak of pandemics, weather-related events, natural disasters, armed conflicts, work stoppages, shipping capacity restraints, changes in trade policy, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs or duties, customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions, fluctuations in currency exchange rates and transport availability, capacity, and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. In recent years, U.S. ports have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the COVID-19 pandemic. Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, we experience delays in inventory, increased delivery costs or merchandise out-of-stocks that could lead to lost sales and decreased customer confidence, and adversely affect our results of operations.

The execution of initiatives to transform our supply chain network could disrupt our operations in the near term, and these investments might not provide the anticipated benefits.
We continue to transform and expand our supply chain network and existing omnichannel capabilities to meet changing customer needs. These investments are designed to promote greater network capacity and better flow management and optimization while leveraging a market delivery model and include adding XDTs and BDCs. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. If we are unable to effectively manage the volume, timing, nature, location, and cost of these investments, projects, and changes, our business operations and financial results could be materially and adversely affected. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with implementing new technologies, restructuring support systems and processes, securing appropriate facility locations, addressing impacts on inventory levels, and managing third-party service providers, could disrupt or reduce the efficiency of our operations and impact our profitability. Our investments to enhance and expand our supply chain might not provide the anticipated benefits, or might take longer than expected to complete or realize anticipated benefits, or might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.

Our inability to effectively and efficiently manage and maintain our relationships with selected suppliers of both brand name and private branded products could negatively impact our business operations and financial results.
We form strategic relationships with selected suppliers to market and develop products under a variety of recognized and respected national and international brand names. We also have relationships with certain suppliers to enable us to sell private branded products which differentiate us from other retailers. The inability to effectively and efficiently manage and maintain our relationships with these suppliers could negatively impact our business operations and financial results.

Failure of a key vendor or service provider that we cannot quickly replace could disrupt our operations and negatively impact our business, financial condition, and results of operations.
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

Failures relating to our third-party installer program or by our third-party installers have resulted in and could result in increased operational and legal risks and negatively impact our business, financial condition and results of operations.
We contract with third-party installers to provide installation services to our customers, and, as the general contractor, we are subject to regulatory requirements and risks applicable to general contractors, including certain licensing and permitting requirements, and those relating to the quality and performance of our third-party installers. We have faced investigations by one or more government agencies relating to our compliance with applicable laws and regulations, including one with respect to whether we are in compliance with applicable recordkeeping requirements and lead-safe practices. Any adverse result following such investigations could negatively affect our operations. In addition, failures by us or our third party installers to effectively manage such requirements and internal processes regarding installation services have, from time to time, resulted in, and in the future could result in lost sales, fines and lawsuits, as well as damage to our reputation, and may result in the loss of our general contractor licenses, which could negatively affect our business.

Technology and Cybersecurity Risks

Our financial performance could be adversely affected if our information systems or the information systems of third-party vendors are seriously disrupted or we fail to properly maintain, improve, upgrade, and expand those systems.
Our efforts to provide an omnichannel experience for our customers include investing in, maintaining and making ongoing improvements of our existing information systems that support operations, such as sales, inventory replenishment, merchandise ordering, project design and execution, transportation, receipt processing and fulfillment. We also engage third-party vendors for a variety of reasons, including for digital storage technology and content delivery. Such vendors may have access to information about our customers, associates, or vendors. Our systems and the systems of third-party vendors are subject to damage or interruption as a result of catastrophic events, power outages, viruses, malicious attacks, and telecommunications failures, or other vulnerabilities and irregularities, and as a result we may incur significant expense, data loss, as well as, an erosion of customer confidence.

Additionally, we continually make investments in our systems which may introduce disruption. In particular, the Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. We may not be able to achieve the anticipated benefits of these investments and may experience operational challenges such as delays or errors in implementation, security failures such as loss or corruption of data, reputational harm, increased costs and other significant disruptions. Our financial performance could be adversely affected if our information systems are seriously disrupted or we fail to properly maintain, improve, upgrade and expand those systems.

As customer-facing technology systems become an increasingly important part of our omnichannel sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the Internet from computers, tablets, smart phones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them. Our websites, primarily Lowes.com, are a sales channel for our products, and are also a method of making product, project, and other relevant information available to our customers that impacts our in-store sales. Additionally, we have other affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among, and otherwise interact with our customers, including through online visualization and configuration tools. Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service, ransomware, or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented, could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable online vendor and source of information about home improvement products and services.

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect customer, associate, vendor, or Company information or to comply with evolving regulations relating to our obligation to protect our systems, assets, and such information.
Cyber attacks and tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile security breaches leading to unauthorized release of sensitive customer information have occurred in recent years with increasing frequency at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods. As with many other retailers, we collect, process, transmit, store, and delete certain personal information about our customers, associates, and vendors, as well as confidential, sensitive, proprietary and business, personal and payment card information. Additionally, we use third-party service providers for certain services, such as authentication, content delivery, back-office support, fraud prevention, order and service fulfillment, supply chain management, customer service, workforce management, and other functions, and we provide such third-party service providers with personal and other confidential information necessary for the services concerned. We are subject to the risk that unauthorized parties will attempt to gain access to our systems or our information through fraud or other means of deceiving our associates, third party providers, or vendors. Certain of our third-party vendors have been subject to disruptions due to ransomware and other cyber attacks. We and our third-party service providers may not be able to adequately anticipate or prevent a future breach in our or their systems that results in the unauthorized access to, destruction, misuse, or release of personal information or other sensitive data. It can be difficult to preempt or detect ever-evolving forms of cyber-attacks. The increased use of remote work infrastructure has further increased the possible attack surfaces, and we may be exposed to increased risk to the security of our information systems or the information systems of third-party vendors and the confidentiality, integrity, and availability of our data. A ransomware attack could prevent us or our third-party service providers from accessing data or systems that support Lowe’s operations. Our information security or our service providers’ information security may also be compromised because of human errors, including by associates, or system errors. Our systems and our service providers’ systems are additionally vulnerable to a number of other causes, such as critical infrastructure outages, computer viruses, technology system failures, catastrophic events or cyber-attacks, including the use of malicious codes, worms, phishing, and ransomware. In the event that our systems are breached or damaged for any reason, we may also suffer loss or unavailability of data and interruptions to our business operations while such breach or damage is being remedied. Should these events occur, the unauthorized disclosure, loss or unavailability of data and disruption to our business may have a material adverse effect on our reputation, drive existing and potential customers away and lead to financial losses from remedial actions, or potential liability, including possible litigation and punitive damages. A security breach resulting in the unauthorized release of data from our information systems or our third-party service providers’ information systems could also materially increase the costs we already incur to protect against such risks and require dedication of substantial resources to manage the aftermath of such a breach.

Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex. In the United States alone, we may be subject to regulation at both the federal and state level as a result of active legislative and rulemaking activities. In order to maintain our compliance with such laws as they come to fruition, we may sustain increased costs and change our business policies and processes in order to adapt to new requirements that are or become applicable to us. As the regulatory environment relating to retailers’ and other companies’ obligation to protect personal information becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines, other regulatory sanctions or government investigation, and potentially to lawsuits brought by private individuals, regulators or states’ attorney general. Such violation or perceived violation of privacy, including improper collection, use of sharing of personal information, or failure to sufficiently disclose privacy practice, can adversely affect the trust that customers, associates, and business partners have in us related to their personal information.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, PayPal, trade credit, mobile payments, gift cards, cash, consumer invoicing and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. Additionally, we rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. National outages with our third-party credit and debit processor have resulted in lost sales and declined transactions after purchases. Future occurrences of such failures in third party systems are difficult to predict and may adversely affect our operations in unexpected ways.

Investment-Related Risks

Our strategic transactions involve risks, and we may not realize the expected benefits because of numerous uncertainties and risks.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies, and other various benefits. Our ability to deliver the expected benefits from any strategic transaction is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations. Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Additionally, we have recognized material impairments in the past and may do so in the future, including in connection with assets we have acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, which have and may in the future materially reduce our earnings. For example, in fiscal 2022, the Company recorded pre-tax impairment, loss on sale, and other closing costs of $2.5 billion related to the sale of its Canadian retail business, which reduced earnings for fiscal 2022. Our shareholders may react unfavorably to our strategic transactions and strategic transactions may also be subject to regulatory uncertainty due to the changing enforcement landscape. We may not realize the anticipated benefits from such transactions, we may be exposed to additional liabilities of any acquired business or joint venture, and we may be exposed to litigation in connection with the strategic transaction. Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

Legal, Regulatory and Other External Risks

The COVID-19 pandemic has affected and may continue to affect our business, results of operations, and financial condition.
The COVID-19 pandemic had a significant effect on us in 2020 and 2021, affecting our business operations, demand for our products and services, our costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial condition, among other things.

The extent to which the COVID-19 pandemic further impacts our business, results of operations and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including among others: the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19; and evolving macroeconomic factors, including general economic uncertainty, unemployment rates and recessionary pressures. Any of the foregoing factors, or other effects of the COVID-19 pandemic or another pandemic, may result in adverse impacts to our business, results of operations, and financial condition. The impacts of the COVID-19 pandemic may also exacerbate other risks discussed herein.

Our sales are dependent upon the health and stability of the general economy. Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable sales.
Many U.S. and global economic factors may adversely affect our financial performance. These include, but are not limited to, periods of slow economic growth or recession, home price appreciation or decreasing housing turnover, age of housing stock, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, the impact of rising interest rates, consumer debt levels, changes in tax rates and policy, outbreak of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, armed conflicts, and acts of both domestic and international terrorism. In particular, if cost inflation of merchandise increases beyond our ability to control, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand. Sales of many of our product categories and services are driven by the activity level of home improvement projects. Adverse development in these factors could result in a decrease in home improvement activity which could reduce demand for our products and services.

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
Our business is subject to a wide array of federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage requirements, collective bargaining, the classification of exempt and non-exempt employees, the distinction between employees and contractors, other wage, labor or workplace regulations, health care, data privacy and cybersecurity, the sale and pricing of some of our products, transportation, logistics, international trade, responsible sourcing, supply chain transparency, taxes, unclaimed property, sustainability, the environment and climate change, including energy costs and consumption, could increase our costs of doing business or impact our operations. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to reputation and legal risk, including government enforcement action and class action civil litigation, which could adversely affect our business, financial condition and results of operations.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements, negatively affecting our business, financial condition, and results of operations.
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

The inflation or deflation of commodity and other prices could affect our prices, demand for our products and our sales.
Prices of certain commodity products, including lumber, copper, and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary pressures, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Rapid and significant changes in commodity and other prices, such as changes in lumber prices, and our ability to pass them on to our customers or manage them through our portfolio strategy, have affected, and may continue to affect, the demand for our products and our sales.

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

Liquidity and access to capital rely on efficient, rational and open capital markets and are dependent on Lowe’s credit strength. Our inability to access capital markets could negatively affect our business, financial performance, and results of operations.
We have relied on the public debt markets to fund portions of our capital investments and the commercial paper market and bank credit facilities to fund our working capital needs. Our access to these markets depends on our strong credit ratings, the overall condition of debt capital markets and our operating performance. Disruption in the financial markets, including as a result of rising interest rates, bank failures or other macroeconomic conditions, or an erosion of our credit strength or declines on our credit rating could impact negatively our ability to meet capital requirements or fund working capital needs.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At February 3, 2023, our properties consisted of 1,738 stores in the United States with a total of approximately 195 million square feet of selling space.  A summary of our stores is as follows:

State	Stores	State	Stores
Alabama	38	Montana	5
Alaska	5	Nebraska	5
Arizona	32	Nevada	17
Arkansas	21	New Hampshire	13
California	112	New Jersey	40
Colorado	29	New Mexico	14
Connecticut	17	New York	70
Delaware	10	North Carolina	114
District of Columbia	1	North Dakota	3
Florida	128	Ohio	83
Georgia	64	Oklahoma	29
Hawaii	4	Oregon	14
Idaho	8	Pennsylvania	83
Illinois	37	Rhode Island	5
Indiana	43	South Carolina	50
Iowa	11	South Dakota	3
Kansas	12	Tennessee	60
Kentucky	42	Texas	143
Louisiana	30	Utah	17
Maine	11	Vermont	2
Maryland	29	Virginia	69
Massachusetts	28	Washington	35
Michigan	45	West Virginia	18
Minnesota	10	Wisconsin	8
Mississippi	24	Wyoming	1
Missouri	46	Total	1,738

Of the total stores operating at February 3, 2023, approximately 89% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate several facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

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

Name	Age	Title
Marvin R. Ellison	58	Chairman, President and Chief Executive Officer since May 2021; President and Chief Executive Officer, July 2018 – May 2021; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc. (a department store retailer), 2016 – May 2018; Chief Executive Officer, J.C. Penney Company, Inc., 2015 – 2016; President, J.C. Penney Company, Inc., 2014 – 2015; Executive Vice President – U.S. Stores, The Home Depot, Inc. (a home improvement retailer) 2008 – 2014.

William P. Boltz	60	Executive Vice President, Merchandising since August 2018; President and CEO, Chervon North America (a global power tool supplier), 2015 – 2018; President and owner of The Boltz Group, LLC (a retail consulting firm), 2013 – 2015; Senior Vice President, Merchandising, The Home Depot, Inc. (a home improvement retailer), 2006 – 2012.

Janice M. Dupré	58	Executive Vice President, Human Resources since June 2020; Senior Vice President, Talent Management & Diversity and Global Chief Diversity Officer, January 2020 – June 2020; Vice President, Leadership Development and Global Chief Diversity Officer, November 2017 – January 2020; Vice President of Diversity & Inclusion and Chief Diversity Officer, McKesson Corporation (a healthcare company), June 2015 – October 2017.

Donald E. Frieson	64	Executive Vice President, Supply Chain since August 2018; Executive Vice President, Operations, Sam’s Club (a general merchandise retailer), 2014 – 2017; Senior Vice President, Replenishment, Planning and Real Estate, Sam’s Club, 2012 – 2014.

Seemantini Godbole	53	Executive Vice President, Chief Digital and Information Officer since September 2022; Executive Vice President, Chief Information Officer, November 2018 – September 2022; Senior Vice President, Digital and Marketing Technology, Target Corporation (a department store retailer), January 2017 – November 2018; Vice President, Digital and Marketing Technology, Target Corporation, 2013 – December 2016.

Ross W. McCanless	65	Executive Vice President, General Counsel and Corporate Secretary since 2018; Chief Legal Officer, Secretary and Chief Compliance Officer, 2016 – 2018; General Counsel, Secretary and Chief Compliance Officer, 2015 – 2016; Chief Legal Officer, Extended Stay America, Inc. (a hotel operating company) and ESH Hospitality, Inc. (a hotel real estate investment company), 2013 – 2014.

Joseph M. McFarland III	53	Executive Vice President, Stores since August 2018; Executive Vice President and Chief Customer Officer, J.C. Penney Company, Inc. (a department store retailer), March 2018 – August 2018; Executive Vice President, Stores, J.C. Penney Company, Inc., 2016 – March 2018; Divisional President, The Home Depot, Inc. (a home improvement retailer), 2007 – 2015.

Brandon J. Sink	45	Executive Vice President, Chief Financial Officer since April 2022; Senior Vice President, Retail Finance, March 2021 – April 2022; Vice President, Merchandising Finance, June 2019 – March 2021; Vice President, Enterprise Strategy, August 2018 – June 2019; Vice President, Finance, September 2016 – August 2018; Vice President, Corporate Controller, July 2015 – September 2016.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 23, 2023, there were 21,193 holders of record of Lowe’s common stock.

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on February 2, 2018, in the Company’s common stock and each of the indices.

	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022	2/3/2023
Lowe’s	$100.00	$97.59	$119.05	$173.75	$248.16	$232.67
S&P 500	100.00	99.35	121.46	142.39	172.28	163.47
S&P Retail Index	$100.00	$108.22	$130.53	$184.54	$195.42	$165.36

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2022:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2,3]
October 29, 2022 - November 25, 2022 [4]	5,955,618	$197.92	5,955,320	$6,427,480,025
November 26, 2022 - December 30, 2022	585	208.75	—	21,427,480,025
December 31, 2022 - February 3, 2023 [4]	4,015,907	204.87	4,008,843	20,727,480,160
As of February 3, 2023	9,972,110	$200.72	9,964,163	$20,727,480,160
1    The total number of shares purchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2    On December 7, 2022, the Company announced that its Board of Directors authorized an additional $15.0 billion of share repurchases, in addition to the $13.0 billion of share repurchases authorized by the Board of Directors in December 2021, with no expiration.
3    As of January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ (deficit)/equity.
4    In November 2022, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $530 million to the financial institution and received an initial delivery of 2.0 million shares. In January 2023, prior to the end of the fiscal year, the Company finalized the transaction and received an additional 0.6 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 10 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6 - Reserved

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the two-year period ended February 3, 2023 (our fiscal years 2022 and 2021). Unless otherwise noted, all references herein for the years 2022, 2021, and 2020 represent the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively.   Fiscal year 2022 contains 53 weeks of operating results compared to fiscal years 2021 and 2020, which contain 52 weeks. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales for fiscal 2022 increased 0.8% over fiscal 2021 to $97.1 billion. The increase in total sales was primarily driven by the 53rd week, partially offset by a decrease in comparable sales. The 53rd week contributed approximately 1.4% to the sales growth for 2022. Comparable sales decreased 0.9% over fiscal 2021, driven by a 7.6% decrease in comparable customer transactions, partially offset by a 6.7% increase in comparable average ticket. Net earnings for fiscal 2022 decreased 23.8% to $6.4 billion. Diluted earnings per common share decreased 15.5% in fiscal 2022 to $10.17 from $12.04 in fiscal 2021. Included in the fiscal 2022 results is $2.5 billion of pre-tax costs associated with the sale of the Canadian retail business consisting of long-lived asset impairment, loss on sale, and additional closing costs, which decreased diluted earnings per share by $3.64. Adjusting for these items, adjusted diluted earnings per common share increased 14.7% to $13.81 in 2022 from diluted earnings per common share of $12.04 in 2021 (see the non-GAAP financial measures discussion).

For fiscal 2022, cash flows from operating activities were $8.6 billion, with $1.8 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased $14.1 billion of common stock and paid $2.4 billion in dividends during the year.

The Total Home strategy remained our focus for the year, which reflects our commitment to provide a full complement of products and services for Pro and DIY consumers alike, enabling a Total Home solution for every project across the home. During the year, our continued investment in the Pro customer helped generate broad-based demand with positive comparable sales in our core Pro categories. In the first quarter, we launched our Pro loyalty program, MVPs Pro Rewards and Partnership ProgramTM, which is centered on creating a partnership with our Pro customers. In addition, throughout the year, we improved Pro product and service offerings, and enhanced product assortments to meet Pro needs. Demand with our DIY customer was strong in core, home-improvement categories throughout the year, while discretionary DIY category performance lagged due to a short spring season, cycling unprecedented demand over the past two years, and a reduction of holiday purchases.

Our Perpetual Productivity Improvement (PPI) initiatives continued to gain efficiencies through our enhanced labor management tools, store inventory management system, and improved pricing capabilities. Also, to date, we have converted 11 geographic areas to our market-based delivery model for big and bulky product. In this model, product flows directly to customer homes from our distribution network, bypassing stores altogether. We expect these initiatives and our investments in the business to deliver operating margin productivity and drive meaningful long-term shareholder value going forward.

While improving our operating discipline, we have continued to invest in our front-line associates. In addition to the discretionary and profit-sharing bonuses awarded throughout the year, we implemented $170 million in annual wage increases effective December 2022. These compensation investments reflect our commitment to becoming the employer of choice in retail.

With the sale of our Canadian retail business on February 3, 2023, we are focused on the transformation of our U.S. home improvement business to further enhance our operating margin, simplify our business model, and deliver sustainable value to our shareholders. We believe the core demand drivers of our business are disposable personal income, home price appreciation, and the age of the housing stock. The typical homeowner today has significant equity in his or her home, while the housing stock continues to age. These factors, along with strong millennial household formation, elderly preference to age in place, and widespread remote work, continue to support the home improvement market, and we believe we are well-positioned to gain market share through our Total Home strategy.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	100.00%	100.00%	N/A	0.8%
Gross margin	33.23	33.30	(7)	0.6
Expenses:
Selling, general and administrative	20.94	19.01	193	11.1
Depreciation and amortization	1.82	1.73	9	6.2
Operating income	10.47	12.56	(209)	(16.0)
Interest – net	1.16	0.92	24	26.8
Pre-tax earnings	9.31	11.64	(233)	(19.4)
Income tax provision	2.68	2.87	(19)	(6.0)
Net earnings	6.63%	8.77%	(214)	(23.8)%

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Percentage Increase / (Decrease) in Dollar Amounts from Prior Year
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	100.00%	100.00%	N/A	7.4%
Gross margin	33.30	33.01	29	8.4
Expenses:
Selling, general and administrative	19.01	20.68	(167)	(1.2)
Depreciation and amortization	1.73	1.56	17	18.8
Operating income	12.56	10.77	179	25.4
Interest – net	0.92	0.95	(3)	4.4
Loss on extinguishment of debt	—	1.18	(118)	(100.0)
Pre-tax earnings	11.64	8.64	300	44.8
Income tax provision	2.87	2.13	74	45.3
Net earnings	8.77%	6.51%	226	44.7%
The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.
During fiscal 2022, the Company adjusted its comparable sales metric to exclude days affected by national outages with its third-party credit and debit processor. Excluding these days, and the corresponding prior period days, increased comparable sales by approximately 5 basis points for fiscal 2022. The comparable sales metric for fiscal 2021 and 2020 were not impacted or adjusted by similar outages.

Other Metrics	2022 [1]	2021	2020
Comparable sales (decrease)/increase [2]	(0.9)%	6.9%	26.1%
Total customer transactions (in millions)	937	1,002	1,046
Average ticket [3]	$103.64	$96.09	$85.67
At end of year:
Number of stores	1,738	1,971	1,974
Sales floor square feet (in millions)	195	208	208
Average store size selling square feet (in thousands) [4]	112	106	105
Return on average assets [5]	13.9%	17.5%	12.4%
Net earnings to average debt and shareholders’ (deficit)/equity [6]	26.6%	32.3%	21.9%
Return on invested capital [6]	30.4%	35.3%	27.7%
1    The fiscal year ended February 3, 2023 had 53 weeks. The fiscal years ended January 28, 2022 and January 29, 2021 had 52 weeks.
2     A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales include online sales, which positively impacted the comparable sales increase in fiscal 2022, fiscal 2021, and fiscal 2020 by approximately 45 basis points, 150 basis points, and 565 basis points, respectively. The comparable sales calculation for 2022 included in the preceding table was calculated using sales for a comparable 53-week period.
3    Average ticket is defined as net sales divided by the total number of customer transactions.
4    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.
5    Return on average assets is defined as net earnings divided by average total assets for the last five quarters.
6    Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and shareholders’ (deficit)/equity is the most comparable GAAP ratio. As of February 3, 2023, ROIC was negatively impacted approximately 800 basis points as a result of the sale of the Canadian retail business. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core operating performance. Adjusted diluted earnings per share excludes the impact of a discrete item, further described below, not contemplated in the Company’s business outlook for fiscal 2022. There were no non-GAAP adjustments in fiscal 2021.

Fiscal 2022 Impacts
•In the third quarter of fiscal 2022, the Company recognized a pre-tax $2.1 billion long-lived asset impairment of the Canadian retail business. In the fourth quarter of fiscal 2022, the Company recognized additional pre-tax costs totaling $441 million, consisting of the loss on the sale and other closing costs associated with the sale of the Canadian retail business (Canadian retail business transaction costs).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining this non-GAAP financial measure may differ from the method used by other companies and may not be comparable.

	2022
	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$10.17
Non-GAAP adjustments – per share impacts
Canadian retail business transaction costs	3.95	(0.31)	3.64
Adjusted diluted earnings per share			$13.81
1 Represents the corresponding tax benefit or expense specifically related to the item excluded from adjusted diluted earnings per share.

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

(In millions, except percentage data)	2022	2021	2020
Calculation of Return on Invested Capital
Numerator
Net earnings	$6,437	$8,442	$5,835
Plus:
Interest expense – net	1,123	885	848
Operating lease interest	163	160	171
Loss on extinguishment of debt	—	—	1,060
Provision for income taxes	2,599	2,766	1,904
Lease adjusted net operating profit	10,322	12,253	9,818
Less:
Income tax adjustment [1]	2,970	3,024	2,416
Lease adjusted net operating profit after tax	$7,352	$9,229	$7,402

Denominator
Average debt and shareholders’ (deficit)/equity [2]	$24,155	$26,109	$26,686
Net earnings to average debt and shareholders’ (deficit)/equity	26.6%	32.3%	21.9%
Return on invested capital [3]	30.4%	35.3%	27.7%
1    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 28.8%, 24.7%, and 24.6% for 2022, 2021, and 2020, respectively.
2    Average debt and shareholders’ (deficit)/equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ (deficit)/equity.
3 As of February 3, 2023, ROIC was negatively impacted approximately 800 basis points as a result of the sale of the Canadian retail business.

Fiscal 2022 Compared to Fiscal 2021

For the purpose of the following discussion, comparable store sales, comparable average ticket, and comparable customer transactions are based upon comparable 53-week periods.

Net Sales – Net sales increased 0.8% to $97.1 billion in 2022. The increase in total sales was driven by the 53rd week, partially offset by a decrease in comparable sales. The 53rd week contributed approximately 1.4% to the sales growth for 2022. Comparable sales decreased 0.9% over the same period, driven by a 7.6% decline in comparable customer transactions, partially offset by a 6.7% increase in comparable average ticket. Comparable sales change during each quarter of the fiscal year, as reported, were a decline of 4.0% in the first quarter, decline of 0.3% in the second quarter, increase of 2.2% in the third quarter, and decline of 1.5% in the fourth quarter.

During 2022, we experienced comparable sales increases in six of 14 product categories, led by Rough Plumbing, Building Materials, and Paint. Strength in these categories reflects robust demand from Pro customers, as well as unit price increases driven by inflation. We experienced our lowest comparable sales in Seasonal & Outdoor Living, Tools, and Lawn & Garden. Geographically, three of 15 U.S. regions experienced positive comparable sales with strength primarily in the south, while our Canadian operations lagged the U.S.

Gross Margin – Gross margin as a percentage of sales for 2022 contracted 7 basis points compared to 2021. Gross margin was negatively impacted by 30 basis points from higher transportation costs and expansion of our supply chain network and 20 basis points from inventory shrink. These were partially offset by approximately 25 basis points of favorable product mix and 20 basis points of total rate improvement driven by continued improvement in managing product costs and disciplined pricing strategies.

SG&A – SG&A expense for 2022 deleveraged 193 basis points as a percentage of sales compared to 2021. This was primarily driven by the long-lived asset impairment, loss on sale, and other closing costs associated with the sale of the Canadian retail business, partially offset by ongoing productivity initiatives.

Depreciation and Amortization – Depreciation and amortization expense deleveraged 9 basis points for 2022 as a percentage of sales compared to 2021, driven by ongoing capital investments in core business investments. Property, less accumulated depreciation, decreased to $17.6 billion at February 3, 2023, compared to $19.1 billion at January 28, 2022, primarily due to the impairment of the Canadian retail business long-lived assets in the third quarter of 2022.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2022	2021
Interest expense, net of amount capitalized	$1,137	$869
Amortization of original issue discount and loan costs	20	16
Interest on tax uncertainties	3	12
Interest income	(37)	(12)
Interest – net	$1,123	$885

Net interest expense in 2022 deleveraged 24 basis points primarily as a result of interest expense related to the issuance of $5.0 billion unsecured notes in March 2022 and $4.8 billion unsecured notes in September 2022.

Income Tax Provision – Our effective income tax rate was 28.8% in 2022 compared to 24.7% in 2021. The 2022 rate was unfavorably impacted by the partial deductibility of long-lived asset impairment and loss on sale associated with the Canadian retail business.

Fiscal 2021 Compared to Fiscal 2020

For a comparison of our results of operations, financial condition, liquidity, and capital resources for the fiscal years ended January 28, 2022, and January 29, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 21, 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, and return excess cash to shareholders in the form of dividends and share repurchases. We believe these sources of liquidity will continue to support our business for the next twelve months. As of February 3, 2023, we held $1.3 billion of cash and cash equivalents, as well as $3.5 billion in undrawn capacity on our revolving credit facilities.

As of February 3, 2023, our material contractual obligations and commercial commitments consist of leases, long-term debt, purchase obligations, and letters of credit. See Note 6, Note 8, and Note 15 of the Notes to the Consolidated Financial

Statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for amounts outstanding related to leases, long-term debt, and commitments, respectively, as of February 3, 2023.

Cash Flows Provided by Operating Activities

(In millions)	2022	2021
Net cash provided by operating activities	$8,589	$10,113

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the year ended February 3, 2023, compared to the year ended January 28, 2022, was due primarily to changes in working capital. Inventory decreased operating cash flow for fiscal 2022 by approximately $2.6 billion compared to a decrease of $1.4 billion for fiscal 2021. Accounts payable decreased operating cash flow for fiscal 2022 by $549 million compared to an increase of $466 million in fiscal 2021, driving a reduction of $1.0 billion in operating cash flows for fiscal 2022. The increase in inventory is primarily due to product cost and freight inflation compared to the prior year, as well as lower inventory turns year-over-year. The decrease in accounts payable is driven by timing of inventory purchases in the prior year. Other operating liabilities increased operating cash flows $388 million for fiscal 2022 compared to a decrease of $570 million in fiscal 2021. This increase is primarily driven by the deferral of payment of our third and fourth quarter estimated federal tax payments under the income tax relief announced by the Internal Revenue Service for business located in states impacted by Hurricane Ian.

Cash Flows Used in Investing Activities

(In millions)	2022	2021
Net cash used in investing activities	$(1,309)	$(1,646)

Net cash used in investing activities primarily consists of transactions related to capital expenditures, offset by proceeds from the sale of the Canadian retail business.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $1.8 billion in 2022 and $1.9 billion in 2021. The following table provides the allocation of capital expenditures for 2022 and 2021:

	2022	2021
Existing store investments ¹	75%	75%
Strategic initiatives ²	15%	15%
New stores, new corporate facilities and international [3]	10%	10%
Total capital expenditures	100%	100%
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

For 2023, our guidance for capital expenditures is up to $2.0 billion. The following table provides the allocation of our fiscal 2023 capital expenditures guidance:

2023
Existing store investments	70%
Strategic initiatives	25%
New stores and corporate facilities	5%

Cash Flows Used in Financing Activities

(In millions)	2022	2021
Net cash used in financing activities	$(7,049)	$(12,016)

Net cash used in financing activities primarily consist of transactions related to our debt, share repurchases, and cash dividend payments.

Total Debt

In 2022, we issued $9.8 billion of unsecured notes. This is comprised of $5.0 billion of unsecured notes issued in March 2022 and $4.8 billion of unsecured notes issued in September 2022, the proceeds of which were designated for general corporate purposes. In 2022, we paid approximately $765 million to retire scheduled debts at maturity.

We have a $2.0 billion five-year unsecured revolving third amended and restated credit agreement (the Third Amended and Restated Credit Agreement), with a syndicate of banks, which has a maturity date of December 2026 and an aggregate availability of $2.0 billion. We also have a $2.0 billion five-year unsecured revolving credit agreement dated March 23, 2020, and as amended, (the 2020 Credit Agreement) with a syndicate of banks, which has a maturity date of December 2026 and an aggregate availability of $2.0 billion. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement (collectively, the Credit Agreements), the Company may increase the combined aggregate availability of the Credit Agreements by an additional $1.0 billion.

The Credit Agreements support our commercial paper program. The amount available to be drawn under the Credit Agreements is reduced by the amount of borrowings under our commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $499 million, with a weighted average interest rate of 4.78% as of February 3, 2023. There were no outstanding borrowings under the 2020 Credit Agreement or the Third Amended and Restated Credit Agreement as of February 3, 2023. There were no outstanding borrowings under the commercial paper program, the 2020 Credit Agreement, or the Second Amended and Restated Credit Agreement as of January 28, 2022. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement as of February 3, 2023, was $3.5 billion.

The Third Amended and Restated Credit Agreement and the 2020 Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants as of February 3, 2023.

The following table includes additional information related to our debt for 2022 and 2021:

(In millions, except for interest rate data)	2022	2021
Net proceeds from issuance of debt	$9,667	$4,972
Repayment of debt	$(867)	$(2,118)
Net change in commercial paper	$499	$—
Maximum commercial paper outstanding at any period	$2,470	$400
Short-term borrowings outstanding at year-end	$499	$—
Weighted-average interest rate of short-term borrowings outstanding	4.78%	—%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities on share-based payments. Shares repurchased are returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for 2022 and 2021:

(In millions, except per share data)	2022	2021
Total amount paid for share repurchases	$14,124	$13,012
Total number of shares repurchased	71.2	62.8
Average price paid per share	$198.39	$207.32

As of February 3, 2023, we had $20.7 billion remaining under our share repurchase program with no expiration date.

Dividends

In the third quarter of 2022, we increased our quarterly dividend payment by 31% to $1.05 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for 2022 and 2021:

(In millions, except per share data and percentage data)	2022	2021
Total cash dividend payments	$2,370	$1,984
Dividends paid per share	$3.70	$2.80
Dividend payout ratio	37%	24%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 27, 2023, which is disclosed to provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During 2022, our reserve decreased approximately $29 million to $139 million as of February 3, 2023.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  During 2022, the inventory shrink reserve increased approximately $14 million to $428 million as of February 3, 2023, in response to higher volumes and estimated shrinkage rates based on results from previous physical inventories.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would each have affected net earnings by approximately $10 million for 2022. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrink reserve would have affected net earnings by approximately $32 million for 2022.

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

During the third quarter of 2022, the Company determined it was more likely than not that the assets within the Canadian retail business would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives and were evaluated for recoverability. Based on the proposed transaction, the Company reconsidered the appropriate asset grouping of long-lived assets attributable to the Company’s Canadian locations given the change in the Company’s expectations regarding use and disposition of its associated assets. The Company determined the total Canada retail business (Canada asset group) to be the appropriate asset group for which Canadian business assets should be evaluated, as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Changes in asset group determinations are accounted for on a prospective basis.

A potential impairment has occurred if the fair value of the asset group is less than the asset group’s carrying value. The carrying value of an operating location’s asset group includes inventory, property, operating and finance lease right-of-use assets and operating liabilities including accounts payables, accrued compensation, and operating lease liabilities. Financial and nonoperating liabilities are excluded from the carrying value of the asset group. When determining the stream of projected future cash flows associated with an individual operating location, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and controllable expenses, such as store payroll and operating expense, as well as asset residual values or lease rates. Operating lease payments are included in the projected future cash flows. Financing lease payments are excluded from the projected future cash flows. An impairment loss is recognized when the carrying amount of the operating location is not recoverable and exceeds its fair value.

The carrying value of the Canada asset group included substantially all assets and liabilities of the Canadian retail business, including accounts receivable, inventory, property, operating and finance lease right-of-use assets, definite-lived intangible assets, operating liabilities including accounts payable and accrued compensation, and operating and finance lease liabilities. The cumulative foreign currency translation adjustment balance was excluded from the carrying value of the Canada asset group in evaluating the recoverability of a held and used asset group.

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

We use a market approach to determine the fair value of our individual locations identified for sale or closure. This involves making assumptions regarding the estimated selling prices or estimated lease rates by obtaining information from property brokers or appraisers in the specific markets being evaluated. The information includes comparable sales of similar assets and assumptions about demand in the market for purchase or lease of these assets. A market approach of an orderly transaction under current market conditions was used in determining the estimated fair value of the Canada asset group, which was based on the proposed transaction price, inclusive of performance-based contingent consideration.

Judgments and uncertainties involved in the estimate
Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred, including the evaluation of whether it is more likely than not that a location will be closed or an asset will be otherwise disposed of significantly before the end of its previously estimated useful life. Our impairment loss calculations require us to apply judgment in estimating expected future cash flows, including estimated sales, margin, and controllable expenses, assumptions about market performance for operating locations, and estimated selling prices or lease rates for locations identified for closure. We also apply judgment in estimating asset fair values, including the selection of an appropriate discount rate for fair values determined using an income approach.

Effect if actual results differ from assumptions
During fiscal 2022, the Company recorded $2.1 billion of long-lived asset impairment within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings, which reflects the full carrying value of the long-lived assets of the Canada asset group. During fiscal 2021, long-lived asset impairment was immaterial. If the actual results are not consistent with the assumptions and judgments we have made in determining whether it is more likely than not that a location will be closed significantly before the end of its useful life or in estimating future cash flows and determining asset fair values, our actual impairment losses could vary from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plans, and certain medical and dental claims. We have excess insurance coverage above certain retention amounts to limit exposure from single events and earnings volatility. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $10 million per occurrence involving general liability, product liability, and automobile liability. We do not have any excess insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During 2022, our self-insurance liabilities decreased approximately $45 million to $1.1 billion as of February 3, 2023.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $80 million for 2022. A 100 basis point change in our discount rate would have affected net earnings by approximately $21 million for 2022.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates and commodity prices.

Interest Rate Risk

We use forward starting interest rate swaps to hedge our exposure to the impact of interest rate changes in future debt issuances. The fair value of our derivative financial instruments as of February 3, 2023, was not material. Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because our long-term debt is carried at amortized cost and consists primarily of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful for our financial instruments.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of February 3, 2023.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of February 3, 2023, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 3, 2023 and January 28, 2022, the related consolidated statements of earnings, comprehensive income, shareholders’ (deficit)/equity, and cash flows, for each of the three fiscal years in the period ended February 3, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2023 and January 28, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company receives funds from its vendors in the normal course of business, principally as a result of purchase volumes and sales. In the fiscal year ended February 3, 2023, the Company purchased inventory from a significant number of vendors. Many of the vendor funds associated with these purchases are earned under agreements that are negotiated on an annual basis or shorter. The funds are recorded as a reduction to the cost of inventory as they are earned. As the related inventory is sold, the amounts are recorded as a reduction to cost of sales.
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
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to whether the vendor funds were recorded in accordance with the terms of the vendor agreements included the following, among others:
•We tested the effectiveness of controls over vendor funds, including management’s controls over the accrual and recording of vendor funds as a reduction to the cost of inventory as they are earned, and as a reduction to cost of sales as the related inventory is sold, in accordance with the terms of the vendor agreements.
•We selected a sample of vendor funds and recalculated the amount earned using the terms of the vendor agreement, including the amount recorded as a reduction to the cost of inventory as they are earned, and the amount recorded as a reduction to cost of sales as the related inventory is sold.
•We selected a sample of vendor funds and confirmed the amount earned and terms of the agreement directly with the vendor.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 27, 2023

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 3, 2023, of the Company and our report dated March 27, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 27, 2023

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	Fiscal Years Ended
	February 3, 2023		January 28, 2022		January 29, 2021
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$97,059	100.00%	$96,250	100.00%	$89,597	100.00%
Cost of sales	64,802	66.77	64,194	66.70	60,025	66.99
Gross margin	32,257	33.23	32,056	33.30	29,572	33.01
Expenses:
Selling, general and administrative	20,332	20.94	18,301	19.01	18,526	20.68
Depreciation and amortization	1,766	1.82	1,662	1.73	1,399	1.56
Operating income	10,159	10.47	12,093	12.56	9,647	10.77
Interest – net	1,123	1.16	885	0.92	848	0.95
Loss on extinguishment of debt	—	—	—	—	1,060	1.18
Pre-tax earnings	9,036	9.31	11,208	11.64	7,739	8.64
Income tax provision	2,599	2.68	2,766	2.87	1,904	2.13
Net earnings	$6,437	6.63%	$8,442	8.77%	$5,835	6.51%

Basic earnings per common share	$10.20		$12.07		$7.77
Diluted earnings per common share	$10.17		$12.04		$7.75

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	Fiscal Years Ended
	February 3, 2023		January 28, 2022		January 29, 2021
	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$6,437	6.63%	$8,442	8.77%	$5,835	6.51%
Foreign currency translation adjustments – net of tax	36	0.04	(4)	—	78	0.09
Cash flow hedges – net of tax	309	0.32	109	0.11	(79)	(0.09)
Other	(2)	—	(5)	(0.01)	1	—
Other comprehensive income	343	0.36	100	0.10	—	—
Comprehensive income	$6,780	6.99%	$8,542	8.87%	$5,835	6.51%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	February 3, 2023	January 28, 2022

Assets
Current assets:
Cash and cash equivalents	$1,348	$1,133
Short-term investments	384	271
Merchandise inventory – net	18,532	17,605
Other current assets	1,178	1,051
Total current assets	21,442	20,060
Property, less accumulated depreciation	17,567	19,071
Operating lease right-of-use assets	3,518	4,108
Long-term investments	121	199
Deferred income taxes – net	250	164
Other assets	810	1,038
Total assets	$43,708	$44,640

Liabilities and shareholders’ deficit
Current liabilities:
Short-term borrowings	$499	$—
Current maturities of long-term debt	585	868
Current operating lease liabilities	522	636
Accounts payable	10,524	11,354
Accrued compensation and employee benefits	1,109	1,561
Deferred revenue	1,603	1,914
Income taxes payable	1,181	128
Other current liabilities	3,488	3,207
Total current liabilities	19,511	19,668
Long-term debt, excluding current maturities	32,876	23,859
Noncurrent operating lease liabilities	3,512	4,021
Deferred revenue – Lowe’s protection plans	1,201	1,127
Other liabilities	862	781
Total liabilities	57,962	49,456

Commitments and contingencies

Shareholders’ deficit:
Preferred stock – $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—
Common stock – $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 601 million and 670 million, respectively	301	335
Accumulated deficit	(14,862)	(5,115)
Accumulated other comprehensive income/(loss)	307	(36)
Total shareholders’ deficit	(14,254)	(4,816)
Total liabilities and shareholders’ deficit	$43,708	$44,640

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ (Deficit)/Equity
(In millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance January 31, 2020	763	$381	$—	$1,727	$(136)	$1,972
Net earnings	—	—	—	5,835	—	5,835
Cash dividends declared, $2.30 per share	—	—	—	(1,724)	—	(1,724)
Share-based payment expense	—	—	155	—	—	155
Repurchases of common stock	(34)	(16)	(214)	(4,721)	—	(4,951)
Issuance of common stock under share-based payment plans	2	1	149	—	—	150
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	8,442	—	8,442
Other comprehensive income	—	—	—	—	100	100
Cash dividends declared, $3.00 per share	—	—	—	(2,081)	—	(2,081)
Share-based payment expense	—	—	228	—	—	228
Repurchases of common stock	(63)	(32)	(449)	(12,593)	—	(13,074)
Issuance of common stock under share-based payment plans	2	1	131	—	—	132
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	6,437	—	6,437
Other comprehensive income	—	—	—	—	343	343
Cash dividends declared, $3.95 per share	—	—	—	(2,466)	—	(2,466)
Share-based payment expense	—	—	225	—	—	225
Repurchases of common stock	(71)	(35)	(375)	(13,718)	—	(14,128)
Issuance of common stock under share-based payment plans	2	1	150	—	—	151
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Cash flows from operating activities:
Net earnings	$6,437	$8,442	$5,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,981	1,882	1,594
Noncash lease expense	530	517	479
Deferred income taxes	(239)	135	(108)
Asset impairment and loss on property - net	2,118	34	139
Loss on sale of business	421	—	—
Loss on extinguishment of debt	—	—	1,060
Share-based payment expense	223	230	155
Changes in operating assets and liabilities:
Merchandise inventory – net	(2,594)	(1,413)	(2,967)
Other operating assets	56	(23)	326
Accounts payable	(549)	466	3,211
Deferred revenue	(183)	413	512
Other operating liabilities	388	(570)	813
Net cash provided by operating activities	8,589	10,113	11,049

Cash flows from investing activities:
Purchases of investments	(1,189)	(3,065)	(3,094)
Proceeds from sale/maturity of investments	1,174	3,293	2,926
Capital expenditures	(1,829)	(1,853)	(1,791)
Proceeds from sale of property and other long-term assets	45	113	90
Proceeds from sale of business	491	—	—
Other – net	(1)	(134)	(25)
Net cash used in investing activities	(1,309)	(1,646)	(1,894)

Cash flows from financing activities:
Net change in commercial paper	499	—	(941)
Net proceeds from issuance of debt	9,667	4,972	7,929
Repayment of debt	(867)	(2,118)	(5,618)
Proceeds from issuance of common stock under share-based payment plans	151	132	152
Cash dividend payments	(2,370)	(1,984)	(1,704)
Repurchases of common stock	(14,124)	(13,012)	(4,971)
Other – net	(5)	(6)	(38)
Net cash used in financing activities	(7,049)	(12,016)	(5,191)

Effect of exchange rate changes on cash	(16)	(8)	10

Net increase/(decrease) in cash and cash equivalents	215	(3,557)	3,974
Cash and cash equivalents, beginning of year	1,133	4,690	716
Cash and cash equivalents, end of year	$1,348	$1,133	$4,690
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 3, 2023, JANUARY 28, 2022, AND JANUARY 29, 2021

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 1,738 stores in the United States at February 3, 2023.  On February 3, 2023, Lowe’s completed the sale of its Canadian retail business, which operated 232 stores in Canada, as well as serviced 210 dealer-owned stores. The Canadian retail business included a number of complementary formats under the banners of RONA, Lowe’s Canada, Réno-Dépôt, and Dick’s Lumber. See Note 7 for information on this divestiture.

Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Fiscal 2022 contained 53 weeks, and fiscal years 2021 and 2020 each contained 52 weeks. All references herein for the years 2022, 2021, and 2020 represent the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries.  All intercompany accounts and transactions have been eliminated.

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ deficit in accumulated other comprehensive income/(loss).  Gains and losses from foreign currency transactions are included in SG&A expense.

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

Investments - Investments generally consist of commercial paper, corporate debt securities, governmental securities, certificates of deposit, and money market funds, which are classified as available-for-sale.  Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income/(loss). The proceeds from sales of available-for-sale debt securities were $10 million, $308 million, and $42 million for 2022, 2021, and 2020, respectively.  Gross realized gains and losses on the sale of available-for-sale debt securities were not significant for any of the periods presented.

Also included in long-term investments is performance-based contingent consideration associated with the sale of the Canadian retail business. The Company accounts for the contingent consideration under the fair value option under Accounting Standards Codification (ASC) 825, Financial Instruments, which requires the contingent consideration to be recorded at its initial fair value upon recognition and as of each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized as non-cash changes in fair value included within SG&A expense in the consolidated statements of earnings.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Available-for-sale debt securities classified as long-term at February 3, 2023, will mature in one to two years, based on stated maturity dates.

The Company classifies as investments restricted balances pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $384 million at February 3, 2023, and $271 million at

January 28, 2022.  Restricted balances included in long-term investments were $100 million at February 3, 2023, and $199 million at January 28, 2022.

Merchandise Inventory - The majority of the Company’s inventory is stated at the lower of cost and net realizable value using the first-in, first-out method of inventory accounting. Inventory for certain subsidiaries representing approximately 1% and 7% of the consolidated inventory balances as of February 3, 2023, and January 28, 2022, respectively, are stated at lower of cost and net realizable value using the weighted average cost method. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

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

Derivative Financial Instruments - The Company is exposed to the impact of changes in benchmark interest rates and the prices of commodities used in the normal course of business. The Company occasionally utilizes derivative financial instruments to manage certain business risks. All derivative financial instruments are recognized at their fair values as either assets or liabilities at the balance sheet date and reported on a gross basis.

The Company held forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances as of February 3, 2023, and January 28, 2022. The cash flows related to forward interest rate swap agreements are included within operating activities in the consolidated statements of cash flows. The Company accounts for these contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income, net of tax effects, in the consolidated statements of comprehensive income and is amortized to interest expense over the term of the respective debt.

The Company held fixed-to-floating interest rate swap agreements as fair value hedges on certain debt as of February 3, 2023, and January 28, 2022. The Company evaluates the effectiveness of the fair value hedges using the shortcut method of accounting under which the hedges are assumed to be perfectly effective. Thus, the change in fair value of the derivative instruments offsets the change in fair value on the hedged debt, and there is no net impact in the consolidated statements of earnings from the fair value of the derivatives.

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

Total commercial business accounts receivable sold to Synchrony were $5.2 billion in 2022, $4.3 billion in 2021, and $3.3 billion in 2020.  The Company recognized losses of $76 million in 2022, $50 million in 2021, and $54 million in 2020 on these receivable sales, which primarily relates to servicing costs that are remitted to Synchrony monthly.

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

Long-Lived Asset Impairment - The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  A potential impairment has occurred for long-lived assets held-for-use if projected future undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than the carrying amounts of the assets.  For operating locations identified for sale or closure, a market approach is used to determine the fair value of the asset group. The carrying value of an operating location’s asset group includes inventory, property, operating and finance lease right-of-use assets, and operating liabilities, including accounts payables, accrued compensation, and operating lease liabilities. Financial and non-operating liabilities are excluded from the carrying value of the asset group. An impairment loss is recorded for long-lived assets held-for-use when the carrying amount of the asset is not recoverable and exceeds its fair value. Impairment losses are included in SG&A expense in the consolidated statements of earnings.

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

The quantitative goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on a combination of an income approach, using discounted future cash flows, and a market approach, using market multiples applied to free cash flow. If the fair value exceeds carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment identified is included within SG&A expense in the consolidated statements of earnings. The income tax effect from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable, is considered in determining the goodwill impairment loss.

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During fiscal 2022, goodwill was allocated to the U.S. Home Improvement reporting unit. In fiscal 2022, we completed our annual qualitative assessment of the recoverability of goodwill for the U.S. Home Improvement reporting unit and concluded that the fair value of the reporting unit significantly exceeded its carrying value.

The changes in the carrying amount of goodwill for 2022, 2021, and 2020 were as follows:

	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Goodwill, balance at beginning of year	$311	$311	$303
Acquisitions	—	—	8
Goodwill, balance at end of year	$311	$311	$311

Gross carrying amounts and cumulative goodwill impairment losses are as follows:

	February 3, 2023		January 28, 2022
(In millions)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill[1]	$311	$—	$1,310	$(999)
1 The reduction in the gross carrying amount and cumulative impairment of goodwill is as a result of the sale of the Canadian retail business in fiscal 2022.

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

Leases - The Company leases certain retail stores, warehouses, distribution centers, office space, land, and equipment under finance and operating leases. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Original terms for facility-related leases are generally between five and 20 years.  These leases generally contain provisions for four to six renewal options of five years each. Original terms for equipment-related leases, primarily material handling equipment and vehicles, are generally between one and seven years. Some of the Company’s leases also include rental escalation clauses and/or termination provisions. Renewal options and termination options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital. Leases with an original term of twelve months or less are not recognized on the Company’s balance sheet, and the lease expense related to those short-term leases is recognized over the lease term. The Company does not account for lease and non-lease (e.g., common area maintenance) components of contracts separately for any underlying asset class.

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

Accounts Payable - The Company has agreements with third parties to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions.  The Company’s goal in entering into these arrangements is to capture overall supply chain savings in the form of pricing, payment terms, or vendor funding, created by facilitating suppliers’ ability to finance payment obligations at more favorable discount rates, while providing them with greater working capital flexibility.

The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements.  However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by these arrangements for those payment obligations that have been financed by suppliers.  The rollforward of the Company’s outstanding payment obligations that suppliers financed to participating financial institutions, which are included in accounts payable on the consolidated balance sheets, are as follows:

	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Financed payment obligations outstanding at the beginning of the year	$2,274	$1,710	$1,329
Payment obligations financed during the year	12,159	11,538	10,121
Financed payment obligations paid during the year	(12,176)	(10,974)	(9,740)
Financed payment obligations outstanding at the end of the year	$2,257	$2,274	$1,710

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	February 3, 2023	January 28, 2022
Accrued dividends	$633	$537
Self-insurance liabilities	424	440
Accrued interest	441	275
Sales return reserve	234	245
Sales tax liabilities	314	228
Accrued property taxes	119	124
Other	1,323	1,358
Total	$3,488	$3,207

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has excess insurance coverage above certain retention amounts to limit exposure from these claims.  The Company is also self-insured for certain losses relating to extended protection plans, as well as medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. Total self-insurance liabilities, including the current and non-current portions, were $1.1 billion at February 3, 2023, and January 28, 2022.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured. Outstanding surety bonds relating to self-insurance were $270 million at February 3, 2023, and January 28, 2022.

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

Enactment of the Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new 15% corporate alternative minimum tax based on adjusted financial statement income, which is effective for the Company beginning February 4, 2023. The Company does not expect the corporate alternative minimum tax will have a significant impact on the Company’s consolidated financial statements.

Income Tax Relief

On October 5, 2022, the Internal Revenue Service announced that businesses in certain states, including North Carolina, affected by Hurricane Ian would receive tax relief by postponing certain tax-payment deadlines. Under this relief, the Company’s quarterly federal estimated income tax payments originally due by October 17, 2022 and January 17, 2023, can be deferred until February 15, 2023. As of February 3, 2023, the Company deferred $1.2 billion of federal income taxes payable, which is included in income taxes payable in the consolidated balance sheets.

Shareholders’ Deficit - The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit.

In August 2022, the IRA enacted a 1% excise tax on net share repurchases after December 31, 2022. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ (deficit)/equity.

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

The Company also defers revenues for its separately-priced long-term protection plan contracts (Lowe’s protection plans), which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from Lowe’s protection plan sales on a straight-line basis over the respective contract term.  Expenses for claims are recognized in cost of sales when incurred. Incremental direct acquisition costs and administrative costs to fulfill the contracts associated with Lowe's protection plans for contracts greater than one year are also deferred and recognized as expense on a straight-line basis over the respective contract term. Lowe’s protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable.

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

Advertising - Costs associated with advertising are charged to SG&A expense as incurred.  Advertising expenses were $869 million, $877 million, and $798 million in 2022, 2021, and 2020, respectively.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ (deficit)/equity. Comprehensive income represents changes in shareholders’ deficit from non-owner sources and is comprised of net earnings adjusted primarily for foreign currency translation adjustments and cash flow hedge derivative contracts. Net foreign currency translation (losses), net of tax, classified in accumulated other comprehensive income/(loss) were ($5) million, ($41) million, and ($37) million at February 3, 2023, January 28, 2022, and January 29, 2021, respectively. Net cash flow hedge gains/(losses), net of tax, classified in accumulated other comprehensive income/(loss) were $315 million, $6 million, and ($103) million at February 3, 2023, January 28, 2022, and January 29, 2021, respectively.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail customer experience.  The Company’s home improvement retail stores, in addition to online selling channels, sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar long-term economic characteristics. As of February 3, 2023, long-lived assets outside of the U.S. were immaterial as a result of the sale of the Canadian retail business. Net sales outside of the U.S. were approximately 5.2% for the fiscal year ended February 3, 2023. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.2% and 6.1%, respectively, at January 28, 2022. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.5% and 5.9%, respectively, at January 29, 2021.

Reclassifications - Income taxes payable for the prior year was reclassified to conform with current year presentation as a separate caption on the consolidated balance sheets.

Accounting Pronouncements Recently Adopted - Effective February 3, 2023, the Company early adopted all disclosure requirements of Accounting Standards Update (ASU) 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the program, amount of obligations outstanding at the end of the reporting period, and a rollforward of activity within the program during the period. The ASU is effective for the Company in fiscal 2023, except for the disclosure of rollforward information, which is effective for fiscal 2024, with early adoption permitted.

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

The following table presents the Company’s sources of revenue:

(In millions)	Years Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Products	$93,392	$92,415	$86,046
Services	2,178	2,304	1,949
Other	1,489	1,531	1,602
Net sales	$97,059	$96,250	$89,597

The balances and classification within the consolidated balance sheets for anticipated sales returns and the associated right of return assets are as follows:

(In millions)	Classification	February 3, 2023	January 28, 2022
Anticipated sales returns	Other current liabilities	$234	$245
Right of return assets	Other current assets	139	151
Deferred revenue - retail and stored-value cards
Deferred revenue for retail and stored-value cards are as follows:

(In millions)	February 3, 2023	January 28, 2022
Retail deferred revenue	$933	$1,285
Stored-value cards deferred revenue	670	629
Deferred revenue	$1,603	$1,914
Deferred revenue - Lowe’s protection plans
Deferred revenue associated with Lowe’s protection plans is as follows:

(In millions)	February 3, 2023	January 28, 2022
Deferred revenue - Lowe’s protection plans	$1,201	$1,127

Lowe’s protection plan sales previously recorded as deferred revenue and claim expenses incurred are as follows:

(In millions)	Years Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Lowe’s protection plan deferred revenue recognized into sales	$527	$488	$430
Lowe’s protection plan claim expenses	180	178	158
Disaggregation of Revenues
The following table presents the Company’s net sales disaggregated by merchandise division:

	Years Ended
	February 3, 2023		January 28, 2022		January 29, 2021
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%
Home Décor ¹	$36,221	37.3%	$35,712	37.1%	$33,152	37.0%
Building Products ²	31,048	32.0	29,621	30.8	26,541	29.6
Hardlines ³	27,190	28.0	28,412	29.5	27,931	31.2
Other	2,600	2.7	2,505	2.6	1,973	2.2
Total	$97,059	100.0%	$96,250	100.0%	$89,597	100.0%
Note: Merchandise division net sales for prior periods have been reclassified to conform to the current year presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint.
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Years Ended
	February 3, 2023	January 28, 2022	January 29, 2021
United States	$92,010	$90,348	$84,303
Canada [1]	5,049	5,902	5,294
Net Sales	$97,059	$96,250	$89,597
1 The Canadian retail business was sold on February 3, 2023.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and financial liabilities measured at fair value on a recurring basis.

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	February 3, 2023	January 28, 2022
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$157	$75
Corporate debt securities	Short-term investments	Level 2	78	8
Commercial Paper	Short-term investments	Level 2	52	30
Money market funds	Short-term investments	Level 1	43	120
Certificates of deposit	Short-term investments	Level 1	40	14
Foreign government debt securities	Short-term investments	Level 2	14	14
Municipal obligations	Short-term investments	Level 2	—	10
U.S. Treasury securities	Long-term investments	Level 1	86	132
Corporate debt securities	Long-term investments	Level 2	12	50
Municipal obligations	Long-term investments	Level 2	2	3
Foreign government debt securities	Long-term investments	Level 2	—	14
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$251	$66
Forward interest rate swaps	Other assets	Level 2	—	48
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	88	21
Other financial instruments:
Contingent consideration	Long-term investments	Level 3	$21	$—

There were no transfers between Levels 1, 2, or 3 during any of the periods presented.

When available, quoted prices were used to determine fair value.  When quoted prices in active markets were available, financial assets were classified within Level 1 of the fair value hierarchy.  When quoted prices in active markets were not available, fair values for financial assets and liabilities classified within Level 2 were determined using pricing models, and the inputs to those pricing models were based on observable market inputs.  The inputs to the pricing models were typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others. The fair value for contingent consideration classified within Level 3 was determined based on an income approach using an option pricing model, calculated using the significant unobservable inputs such as total equity value, volatility, and expected term.

The rollforward of the fair value of the performance-based contingent consideration associated with the sale of the Canadian retail business and classified as Level 3 for the fiscal year ended February 3, 2023, is as follows:

Year Ended
(In millions)	February 3, 2023
Beginning balance	$—
Recognition of contingent consideration at initial fair value	21
Ending balance	$21

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal year ended February 3, 2023, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets as further described below.

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

During the third quarter of fiscal 2022, the Company determined it was more likely than not that the assets within the Canadian retail business would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and these assets were evaluated for recoverability. Based on the proposed transaction, the Company reconsidered the appropriate asset grouping of long-lived assets attributable to the Company’s Canadian locations given the change in the Company’s expectations regarding use and disposition of its associated assets. The Company determined the total Canadian retail business (Canada asset group) to be the appropriate asset group for which the long-lived assets should be evaluated, as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The carrying value of the Canada asset group included substantially all assets and liabilities of the Canadian retail business, including accounts receivable, inventory, property, operating and finance lease right-of-use assets, definite-lived intangible assets, operating liabilities including accounts payable and accrued compensation, and operating and finance lease liabilities. A market approach of orderly transaction under current market conditions was used in determining the estimated fair value of the Canada asset group, which was based on the proposed transaction price, inclusive of performance-based contingent consideration. The estimated fair value of the Canada asset group was determined to be $421 million. As a result, the Company recorded $2.1 billion of long-lived asset impairment within SG&A expense in the consolidated statements of earnings, which reflected the full carrying value of the long-lived assets of the Canada asset group as of October 28, 2022. As of February 3, 2023, the Company finalized the sale of the Canadian retail business. Refer to Note 7 for details of the divestiture.

The following table presents the Company’s impairment losses resulting from non-financial assets measured at estimated fair value on a nonrecurring basis included in earnings for the fiscal year ended February 3, 2023:

(In millions)	February 3, 2023
Canada asset group:
Property, less accumulated depreciation	$1,258
Operating lease right-of-use assets	621
Other assets	182
Other	36
Total	$2,097

For the fiscal year ended January 28, 2022, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	February 3, 2023		January 28, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$32,897	$30,190	$24,056	$25,425
Mortgage notes (Level 2)	2	2	5	5
Long-term debt (excluding finance lease obligations)	$32,899	$30,192	$24,061	$25,430

NOTE 4: Property and Accumulated Depreciation
Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	February 3, 2023	January 28, 2022
Cost:
Land	N/A	$6,793	$7,278
Buildings and building improvements	5-40	17,784	18,433
Equipment	2-15	9,541	10,533
Construction in progress	N/A	793	715
Total cost		34,911	36,959
Accumulated depreciation		(17,344)	(17,888)
Property, less accumulated depreciation		$17,567	$19,071

Included in property, less accumulated depreciation are right-of-use assets under finance leases. The related amortization expense for right-of-use assets under finance leases is included in depreciation and amortization expense. The Company recognized depreciation and amortization expense, inclusive of amounts presented in cost of sales, of $1.9 billion in 2022, $1.8 billion in 2021, and $1.5 billion in 2020.

NOTE 5: Goodwill and Intangible Assets

The carrying amount of goodwill as well as the gross carrying amount and accumulated amortization of intangible assets consist of the following:

	February 3, 2023		January 28, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$311	$—	$311	$—

Definite-lived intangible assets:
Customer-related [1]	$238	$(71)	$344	$(88)
Trademarks and trade names [1]	20	(18)	263	(131)
Other	1	(1)	1	(1)
Total definite-lived intangible assets	$259	$(90)	$608	$(220)

Indefinite-lived intangible assets:
Trademark	$134	$—	$134	$—
Total intangible assets	$393	$(90)	$742	$(220)
1 Certain definite-lived intangible assets as of January 28, 2022, are denominated in a foreign currency and subject to translation.

Amortization expense for intangible assets is as follows:

	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Amortization expense	$28	$32	$59

Amortization expense expected to be recognized in future periods for intangible assets is as follows:

(In millions)	Amortization Expense
Fiscal 2023	$15
Fiscal 2024	13
Fiscal 2025	13
Fiscal 2026	12
Fiscal 2027	11
Thereafter	105
Total	$169

NOTE 6: Leases

The lease-related assets and liabilities recorded on the balance sheet are summarized in the following table:

Leases (In millions)	Classification	February 3, 2023	January 28, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$3,518	$4,108
Finance lease assets	Property, less accumulated depreciation [1]	462	548
Total lease assets		3,980	4,656

Liabilities
Current
Operating	Current operating lease liabilities	522	636
Finance	Current maturities of long-term debt	86	103
Noncurrent
Operating	Noncurrent operating lease liabilities	3,512	4,021
Finance	Long-term debt, excluding current maturities	477	563
Total lease liabilities		$4,597	$5,323
1Finance lease assets are recorded net of accumulated amortization of $244 million as of February 3, 2023, and $206 million as of January 28, 2022.

The table below presents the lease costs for finance and operating leases:

Lease Cost (In millions)	Years Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Finance lease cost
Amortization of leased assets	$90	$89	$82
Interest on lease liabilities	29	30	32
Operating lease cost [1]	734	699	659
Variable lease cost	329	268	244
Total lease cost	$1,182	$1,086	$1,017
1Includes short-term leases and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of February 3, 2023, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

Maturity of lease liabilities (In millions)	Operating Leases [1]	Finance Leases [2]	Total
2023	$665	$113	$778
2024	606	99	705
2025	635	95	730
2026	565	80	645
2027	488	49	537
After 2027	2,050	257	2,307
Total lease payments	5,009	693	5,702
Less: Interest [3]	(975)	(130)	(1,105)
Present value of lease liabilities	$4,034	$563	$4,597
1Operating lease payments include $261 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $602 million of minimum lease payments for leases signed but not yet commenced.
2Finance lease payments exclude $20 million of minimum lease payments for leases signed but not yet commenced.
3Calculated using the lease-specific incremental borrowing rate.

Lease Term and Discount Rate	February 3, 2023	January 28, 2022
Weighted-average remaining lease term (years)
Operating leases	9.43	9.53
Finance leases	8.96	8.49
Weighted-average discount rate
Operating leases	3.78%	3.59%
Finance leases	4.92%	4.91%

Other Information	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$788	$708	$643
Operating cash flows used for finance leases	29	30	32
Financing cash flows used for finance leases	90	92	104
Leased assets obtained in exchange for new finance lease liabilities	51	110	69
Leased assets obtained in exchange for new operating lease liabilities [1]	729	815	465
1Excludes $602 million of leases signed but not yet commenced as of February 3, 2023.

NOTE 7: Divestiture of the Canadian Retail Business

On February 3, 2023, the Company sold its Canadian retail business to Sycamore Partners for $491 million in cash, and performance-based contingent consideration with a fair value of $21 million, which is recognized as a financial asset in long-term investments on the consolidated balance sheet. The Canadian retail business operated or serviced the corporate and independent dealer-owned stores in a number of complementary formats under different banners, which include RONA, Lowe’s Canada, Réno-Dépôt, and Dick’s Lumber. The decision to sell the business was made as part of the Company’s strategy to simplify its business model and focus on the U.S. home improvement business.

During the fiscal year ended February 3, 2023, the Company recorded $2.5 billion of pre-tax costs associated with the sale, inclusive of long-lived asset impairment, loss on sale, and transaction costs, which are all included within SG&A expense in the consolidated statements of earnings. The cumulative foreign currency translation adjustment previously included in accumulated other comprehensive income/(loss) was reclassified to earnings and is included in the loss on sale. A summary of the significant charges associated with the sale of the Canadian retail business is as follows:

Year Ended
(In millions)	February 3, 2023
Long-lived asset impairment	$2,061
Loss on sale	421
Transaction costs	19
Total	$2,501

NOTE 8: Debt

Commercial Paper Program

In January 2023, the Company amended its $2.0 billion five-year unsecured revolving third amended and restated credit agreement (the Third Amended and Restated Credit Agreement) with a syndicate of banks, which has a maturity date of December 2026 and an aggregate availability of $2.0 billion. Under the amendment, borrowings under the Third Amended and Restated Credit Agreement will bear interest calculated according to a Base Rate or a Term Secured Overnight Financing Rate (SOFR), plus an applicable margin.

Also in January 2023, the Company amended the five-year unsecured revolving credit agreement dated March 23, 2020 (the 2020 Credit Agreement) with a syndicate of banks, which has a maturity date of December 2026 and an aggregate availability of $2.0 billion. Under the amendment, borrowings under the 2020 Credit Agreement will bear interest calculated according to a Base Rate or a Term SOFR, plus an applicable margin.
Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Third Amended and Restated Credit Agreement and the 2020 Credit Agreement (collectively, the Credit Agreements), the Company may increase the combined aggregate availability of both agreements by an additional $1.0 billion. The Credit Agreements contain customary representations, warranties, and covenants for transactions of these type. The Company was in compliance with those financial covenants at February 3, 2023.
The Credit Agreements support the Company’s commercial paper program. The amounts available to be drawn under the Credit Agreements are reduced by the amount of borrowings under the commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $499 million, with a weighted average interest rate of 4.78%, as of February 3, 2023. There were no borrowings under the Third Amended and Restated Credit Agreement or the 2020 Credit Agreement as of February 3, 2023. There were no outstanding borrowings under the Company’s commercial paper program, the Third Amended and Restated Credit Agreement or the 2020 Credit Agreement as of January 28, 2022. Total combined availability under the Credit Agreements was $3.5 billion as of February 3, 2023.

Long-Term Debt

Debt Category (In millions, except percentage data)	Weighted-Average Interest Rate at February 3, 2023	February 3, 2023	January 28, 2022
Secured debt:
Mortgage notes due through fiscal 2027 [1]	6.24%	$2	$5
Unsecured debt:
Notes due through fiscal 2027	3.44%	7,056	6,139
Notes due fiscal 2028-2032	3.09%	9,511	8,013
Notes due fiscal 2033-2037	5.38%	2,097	857
Notes due fiscal 2038-2042	3.97%	2,130	2,129
Notes due fiscal 2043-2047	4.03%	3,669	3,667
Notes due fiscal 2048-2052	3.83%	4,736	3,251
Notes due fiscal 2053-2057	5.63%	1,479	—
Notes due fiscal 2058-2062	5.05%	2,219	—
Finance lease obligations due through fiscal 2042		562	666
Total long-term debt		33,461	24,727
Less: current maturities		(585)	(868)
Long-term debt, excluding current maturities		$32,876	$23,859
1    Real properties with an aggregate book value of $12 million as of February 3, 2023, were pledged as collateral for secured debt.

Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

(In millions)	Principal
Fiscal 2023	$500
Fiscal 2024	450
Fiscal 2025	2,500
Fiscal 2026	1,350
Fiscal 2027	2,368
Thereafter	26,102
Total	$33,270

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all financial covenants of these agreements at February 3, 2023.

During 2022, the Company issued $9.8 billion of unsecured fixed rate notes (collectively, the 2022 Notes) as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
March 2022	$750	April 2027	3.350%	$3
March 2022	$1,500	April 2032	3.750%	$7
March 2022	$1,500	April 2052	4.250%	$14
March 2022	$1,250	April 2062	4.450%	$12
September 2022	$1,000	September 2025	4.400%	$3
September 2022	$1,250	April 2033	5.000%	$9
September 2022	$1,500	April 2053	5.625%	$18
September 2022	$1,000	September 2062	5.800%	$16

Interest on the September 2022 Notes and March 2022 Notes with April maturity dates is payable semiannually in arrears in April and October of each year until maturity. Interest on the September 2022 Notes with September maturity dates is payable semiannually in arrears in March and September of each year until maturity.

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

The indentures governing the 2022 and 2021 Notes contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued interest, if any, up to the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued interest, if any, on such notes up to the date of purchase. The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indentures include various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

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

NOTE 9: Derivative Instruments

Derivatives Designated as Hedging Instruments

The notional amounts of the Company’s material derivative instruments are as follows:

(In millions)	February 3, 2023	January 28, 2022
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$1,290	$2,560
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$850	$850

See Note 3 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications.

In connection with the issuance of the March 2022 Notes, the Company settled forward interest rate swap contracts with a combined notional amount of $1.5 billion and received a payment of $143 million. In connection with the issuance of the September 2022 Notes, the Company settled forward interest rate swap contracts with a combined notional amount of $1.3 billion and received a payment of $136 million. The gain/(loss) from forward interest rate swap derivatives, both matured and outstanding, designated as cash flow hedges recorded in other comprehensive income and earnings for 2022, 2021, and 2020, including its line item in the financial statements, is as follows:

	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Other comprehensive income:
Cash flow hedges – net of tax (expense)/benefit of ($102) million, ($35) million, and $21 million, respectively	$311	$103	$(76)
Net earnings:
Interest – net	$1	$(11)	$(10)

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

NOTE 10: Shareholders’ Deficit

Authorized shares of preferred stock were 5.0 million ($5 par value) at February 3, 2023, and January 28, 2022, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($0.50 par value) at February 3, 2023, and January 28, 2022.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are returned to authorized and unissued status.  On December 7, 2022, the Company announced that its Board of Directors authorized $15.0 billion of share repurchases under the program, in addition to the $13.0 billion of share repurchases authorized by the Board of Directors in December 2021, with no expiration. As of February 3, 2023, the Company had $20.7 billion remaining under the program.

During the year ended February 3, 2023, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 27.2 million shares of the Company’s common stock for $5.3 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

These ASR agreements were accounted for as treasury stock transactions and forward stock purchase contracts.  The par value of the shares received was recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and accumulated deficit.  The forward stock purchase contracts were considered indexed to the Company’s own stock and were classified as equity instruments.

The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, are as follows (in millions):

Agreement Execution Date	ASR Settlement Date	ASR Agreement Amount	Minimum Notional Amount[1]	Maximum Notional Amount[1]	Cash Payment Received at Settlement[1]	Initial Shares Delivered	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2020	Q1 2020	500	—	—	—	3.9	1.6	5.5
Q4 2020	Q4 2020	3,000	—	—	—	17.1	1.6	18.7
Q1 2021	Q1 2021	2,000	—	—	—	10.7	0.2	10.9
Q2 2021	Q2 2021	2,132	1,750	2,500	368	7.2	4.0	11.2
Q3 2021	Q3 2021	1,592	1,500	2,000	408	5.9	1.7	7.6
Q4 2021	Q4 2021	3,000	—	—	—	10.3	1.6	11.9
Q1 2022	Q1 2022	750	—	—	—	2.8	0.6	3.4
Q2 2022	Q2 2022	1,750	—	—	—	7.5	2.1	9.6
Q3 2022	Q3 2022	2,250	—	—	—	8.3	3.3	11.6
Q4 2022	Q4 2022	530	—	—	—	2.0	0.6	2.6
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

During the year ended February 3, 2023, the Company also repurchased shares of its common stock through the open market totaling 43.4 million shares for a cost of $8.7 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Total shares repurchased for 2022, 2021, and 2020 were as follows:

	Years Ended
	February 3, 2023		January 28, 2022		January 29, 2021
(In millions)	Shares	Cost	Shares	Cost	Shares	Cost
Share repurchase program [1]	70.6	$14,004	62.6	$12,990	34.2	$4,940
Shares withheld from employees	0.6	124	0.4	84	0.1	11
Total share repurchases	71.2	$14,128	63.0	$13,074	34.3	$4,951
1 As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired.

NOTE 11: Share-Based Payments

Overview of Share-Based Payment Plans

The Company has an active equity incentive plan (the Incentive Plan) under which the Company has been authorized to grant share-based awards to key employees and non-employee directors.  The Company also has an employee stock purchase plan (the ESPP) that allows employees to purchase Company shares at a discount through payroll deductions.  Both of these plans contain a non-discretionary anti-dilution provision that is designed to equalize the value of an award as a result of any stock dividend, stock split, recapitalization, or any other similar equity restructuring.

A total of 80.0 million shares were authorized for grants of share-based awards to key employees and non-employee directors under the Company’s currently active Incentive Plan, of which there were 26.0 million shares remaining available for grants as of February 3, 2023.

On May 29, 2020, shareholders approved the Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan (the 2020 ESPP), which permits a maximum number of shares offered under the new plan of 20.0 million shares. The first offering date under the 2020 ESPP began December 1, 2020, following the expiration of the Lowe’s Companies Employee Stock Purchase Plan – Stock Options for Everyone (the Former ESPP). From its adoption to expiration on November 30, 2020, there were 50.5 million of the 70.0 million authorized shares issued under the Former ESPP. The first offering period under the 2020 ESPP ended May 31, 2021, with the automatic exercise of options occurring the same day. As of February 3, 2023, there were 18.8 million shares remaining available for purchases.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $224 million, $230 million, and $155 million in 2022, 2021, and 2020, respectively.  The total associated income tax benefit recognized, exclusive of excess tax benefits, was $36 million, $40 million, and $29 million in 2022, 2021, and 2020, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $273 million at February 3, 2023, of which $160 million will be recognized in 2023, $96 million in 2024, and $17 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.5 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2022, 2021, and 2020 are as follows:

	Years Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Weighted-average assumptions used:
Expected volatility	30.7%	30.2%	28.8%
Dividend yield	1.66%	1.73%	1.78%
Risk-free interest rate	2.56%	1.25%	0.47%
Expected term, in years	6.51	6.49	6.50

Weighted-average grant date fair value	$58.66	$49.47	$18.82

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $41 million, $46 million, and $60 million in 2022, 2021, and 2020, respectively.

Transactions related to stock options for the fiscal year ended February 3, 2023, are summarized as follows:

	Shares (In thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 28, 2022	2,011	$106.43
Granted	328	201.12
Canceled, forfeited or expired	(109)	152.77
Exercised	(385)	95.09
Outstanding at February 3, 2023	1,845	$122.90	6.89	$171,738
Vested and expected to vest at February 3, 2023[1]	1,807	$121.32	6.84	$171,004
Exercisable at February 3, 2023	1,184	$100.53	6.09	$136,701
1    Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest ratably over a three-year period from the date of grant. Certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant, or vest 100% at the end of a three-year period from the date of grant.  All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $201.10, $192.26, and $83.83 in 2022, 2021, and 2020, respectively. The total fair value of restricted stock awards vesting each year was approximately $203 million, $200 million, and $31 million in 2022, 2021, and 2020, respectively.

Transactions related to restricted stock awards for the fiscal year ended February 3, 2023, are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 28, 2022	2,307	$117.04
Granted	726	201.10
Vested	(1,007)	95.70
Canceled or forfeited	(234)	154.37
Nonvested at February 3, 2023	1,792	$158.20

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant and earn dividend equivalents.  For non-employee Directors, these awards vest on the earlier of the first anniversary of the grant date and the day immediately preceding the next Annual Meeting of Shareholders, subject to acceleration in certain circumstances, and are expensed on a straight-line basis over the requisite service period. Awards granted prior to 2022 vested immediately and were expensed on the grant date. During 2022, 2021, and 2020, each non-employee Director was awarded a number of deferred stock units determined by dividing the annual award amount, or a pro-rata allocation of this amount if appointed to the board after the annual grant date, by the fair market value of a share of the Company’s common stock on the award date and rounding up to the next 100 units.  The annual award amount used to determine the number of deferred stock units granted to each Director was $200,000 for 2022, and $175,000 for 2021 and 2020.  During 2022, 11,800 deferred stock units were granted for non-employee Directors.  The weighted-average grant-date fair value per share of deferred stock units granted was $200.27, $194.83, and $130.35 in 2022, 2021, and 2020, respectively. There were no deferred stock units vested in 2022. The total fair value of deferred stock units vested was $2 million in 2021 and 2020.  At February 3, 2023, there were 118,600 deferred stock units outstanding, which are either fully vested or will be vested within one year.

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

The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2022, 2021, and 2020 are as follows:

	Years Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Weighted-average assumptions used:
Expected volatility	37.1%	37.5%	38.5%
Dividend yield	1.58%	1.77%	1.89%
Risk-free interest rate	2.54%	0.35%	0.13%
Expected term, in years	2.84	2.84	2.42

In general, 0% to 200% of the Company’s performance share units vest at the end of a three-year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $200.06, $208.74, and $203.85 in 2022, 2021, and 2020, respectively.  The total fair value of performance share units vesting was approximately $74 million in 2022. There were no performance share units vesting in 2021 or 2020.

Transactions related to performance share units classified as equity awards for the fiscal year ended February 3, 2023 are summarized as follows:

	Units (In thousands)[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested at January 28, 2022	646	$180.13
Granted	188	200.06
Vested	(183)	115.90
Canceled or forfeited	(94)	203.88
Nonvested at February 3, 2023	557	$203.93
¹    The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of February 3, 2023, the maximum number of nonvested units that could vest under the provisions of the agreements was 1.1 million.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest ratably over a three-year period from the date of grant. Certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant, or vest 100% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $192.46, $184.40, and $75.59 in 2022, 2021, and 2020, respectively. The total fair value of restricted stock units vesting was approximately $73 million, $47 million, and $5 million in 2022, 2021, and 2020, respectively.

Transactions related to restricted stock units for the fiscal year ended February 3, 2023, are summarized as follows:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 28, 2022	894	$113.51
Granted	324	192.46
Vested	(362)	86.19
Canceled or forfeited	(263)	152.07
Nonvested at February 3, 2023	593	$156.24

ESPP

The purchase price of the shares under both the 2020 ESPP and the Former ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. Under the 2020 ESPP, the Company issued 0.7 million and 0.6 million shares of common stock in 2022 and 2021, respectively, and recognized $20 million of share-based payment expense in 2022 and 2021. Under the Former ESPP, the Company issued 0.7 million shares of common stock and recognized $16 million of share-based payment expense in 2020.

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

The Company recognized expense associated with these employee retirement plans of $174 million, $177 million, and $175 million in 2022, 2021, and 2020, respectively.

NOTE 13: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Years Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.8	4.0	4.0
Loss on divestiture of Canadian retail business	(4.1)	—	—
Expiration of capital loss carryforward	2.5	—	—
Valuation allowance	5.5	—	—
Other, net	(0.9)	(0.3)	(0.4)
Effective tax rate	28.8%	24.7%	24.6%

The components of the income tax provision/(benefit) are as follows:

	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Current:
Federal	$2,226	$2,069	$1,578
State	561	557	425
Total current [1]	2,787	2,626	2,003
Deferred:
Federal	(179)	129	(73)
State	(9)	11	(26)
Total deferred [1]	(188)	140	(99)
Total income tax provision	$2,599	$2,766	$1,904
1    Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	February 3, 2023	January 28, 2022
Deferred tax assets:
Self-insurance	$267	$287
Share-based payment expense	64	53
Operating lease liabilities	1,126	1,386
Capital loss carryforwards	722	225
Net operating losses	409	251
Other, net	363	242
Total deferred tax assets	2,951	2,444
Valuation allowance	(1,136)	(590)
Net deferred tax assets	1,815	1,854

Deferred tax liabilities:
Operating lease right-of-use assets	(974)	(1,378)
Property	(438)	(267)
Other, net	(153)	(45)
Total deferred tax liabilities	(1,565)	(1,690)

Net deferred tax assets	$250	$164

As of February 3, 2023, and January 28, 2022, the Company had Canadian net operating loss carryforwards of $1.6 billion and $939 million, respectively.  The increase in net operating loss carryforwards results primarily from the sale of the Canadian retail business. The net operating losses expire in 2024 through 2042.  As a result of the sale of the Canadian retail business, the Company generated a capital loss carryforward of $2.5 billion for Canadian tax purposes which does not expire. During 2022, a U.S. capital loss carryforward of $895 million expired unused, resulting in the elimination of the $225 million deferred tax asset and a reduction in the valuation allowance in the same amount.

A valuation allowance of $1.1 billion and $590 million was recorded as of February 3, 2023, and January 28, 2022, respectively. The increase in the valuation allowance is primarily due to uncertainty regarding the realization of net operating and capital losses resulting from the sale of the Canadian retail business, partially offset by the reversal of the valuation allowance related to the expiration of the U.S. capital loss.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Unrecognized tax benefits, beginning of year	$38	$2	$4
Additions for tax positions of prior years	—	38	—
Settlements	(1)	(2)	(2)
Unrecognized tax benefits, end of year	$37	$38	$2

The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $37 million and $38 million as of February 3, 2023, and January 28, 2022, respectively.

The net interest expense recognized by the Company related to uncertain tax positions was $3 million for 2022, $12 million for 2021, and insignificant for 2020. The Company had $14 million and $11 million of accrued interest related to uncertain tax positions as of February 3, 2023, and January 28, 2022, respectively.

No penalties were recognized related to uncertain tax positions for 2022 and $4 million was recognized for 2021. An insignificant amount was recognized for tax year 2020. The Company had $4 million of accrued penalties related to uncertain tax positions as of February 3, 2023, and January 28, 2022.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2015 to 2021. Audits performed by the Canada Revenue Agency for fiscal years 2017 and 2018 and the Mexican Tax Administration Service for 2018 are on-going. The Company remains subject to income tax examinations for fiscal years 2015 through 2021. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2022, 2021, and 2020:

	Years Ended
(In millions, except per share data)	February 3, 2023	January 28, 2022	January 29, 2021
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$6,437	$8,442	$5,835
Less: Net earnings allocable to participating securities	(21)	(33)	(24)
Net earnings allocable to common shares, basic	$6,416	$8,409	$5,811
Weighted-average common shares outstanding	629	696	748
Basic earnings per common share	$10.20	$12.07	$7.77
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$6,437	$8,442	$5,835
Less: Net earnings allocable to participating securities	(21)	(33)	(24)
Net earnings allocable to common shares, diluted	$6,416	$8,409	$5,811
Weighted-average common shares outstanding	629	696	748
Dilutive effect of non-participating share-based awards	2	3	2
Weighted-average common shares, as adjusted	631	699	750
Diluted earnings per common share	$10.17	$12.04	$7.75

Anti-dilutive securities excluded from diluted weighted-average common shares	0.5	0.3	0.3

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

As of February 3, 2023, the Company had non-cancellable commitments of $2.3 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  These commitments include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Payments under these commitments are scheduled to be made as follows: 2023, $952 million; 2024, $548 million; 2025, $331 million; 2026, $259 million; 2027, $243 million; and thereafter, $7 million.

At February 3, 2023, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $462 million. The majority of the Company’s letters of credit were issued to support the Company’s warranty program.

NOTE 16: Related Parties

The Company’s President and Chief Executive Officer also serves on the Board of Directors of a vendor that provides transportation and business services to the Company. The Company purchased services from this vendor in the amount of $228 million in 2022, $269 million in 2021, and $138 million in 2020. Amounts payable to this vendor were insignificant to the Company at February 3, 2023, and January 28, 2022.

A former member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $203 million in 2021 and $214 million in 2020. This was no longer considered a related party relationship as of January 28, 2022.

NOTE 17: Other Information

Interest – net is comprised of the following:

	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Long-term debt	$1,108	$827	$807
Lease obligations	29	30	32
Short-term borrowings	5	5	13
Interest income	(37)	(12)	(24)
Interest capitalized	(4)	(3)	—
Interest on tax uncertainties	3	12	—
Other	19	26	20
Interest – net	$1,123	$885	$848

Supplemental disclosures of cash flow information:

	Years Ended
(In millions)	February 3, 2023	January 28, 2022	January 29, 2021
Cash paid for interest, net of amount capitalized	$976	$837	$824
Cash paid for income taxes, net	$1,720	$2,735	$1,588
Non-cash investing and financing activities: [1]
Cash dividends declared but not paid	$633	$537	$440
1See Note 6 for supplemental cash flow disclosures related to finance and operating leases.

Sales by product category:

	Years Ended
	February 3, 2023		January 28, 2022		January 29, 2021
(In millions, except percentage data)	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$13,508	13.9%	$13,424	13.9%	$12,091	13.5%
Lumber	9,499	9.8	9,727	10.1	8,308	9.3
Seasonal & Outdoor Living	8,860	9.1	9,551	9.9	8,852	9.9
Lawn & Garden	8,639	8.9	9,037	9.4	8,890	9.9
Kitchens & Bath	7,010	7.2	6,782	7.0	5,997	6.7
Millwork	5,759	5.9	5,329	5.5	4,925	5.5
Paint	5,425	5.6	5,114	5.3	5,473	6.1
Rough Plumbing	5,376	5.5	4,774	5.0	4,348	4.9
Electrical	5,334	5.5	5,275	5.5	4,709	5.3
Décor	5,235	5.4	5,437	5.6	5,214	5.8
Tools	5,168	5.3	5,389	5.6	5,460	6.1
Building Materials	5,080	5.2	4,515	4.7	4,252	4.7
Flooring	5,044	5.2	4,956	5.1	4,377	4.9
Hardware	4,522	4.7	4,434	4.6	4,729	5.3
Other	2,600	2.8	2,506	2.8	1,972	2.1
Net sales	$97,059	100.0%	$96,250	100.0%	$89,597	100.0%
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

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 3, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information
None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Information About Our Executive Officers”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Corporate Governance”, and “Additional Information - Shareholder Proposals for the 2024 Annual Meeting” in the definitive Proxy Statement for the 2023 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended February 3, 2023 (the Proxy Statement).

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

Item 11 - Executive Compensation

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance – Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Tables”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

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

Part IV

Item 15 – Exhibits and Financial Statement Schedules

a)    1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of period	Charges to costs and expenses		Deductions		Balance at end of period

February 3, 2023:
Reserve for loss on obsolete inventory	$168	$—		$(29)	[1]	$139
Reserve for inventory shrinkage	414	1,011		(997)	[2]	428
Reserve for sales returns	245	—		(11)		234
Deferred tax valuation allowance	590	546	[3]	—		1,136
Self-insurance liabilities	1,116	1,603		(1,648)	[4]	1,071

January 28, 2022:
Reserve for loss on obsolete inventory	$182	$—		$(14)	[1]	$168
Reserve for inventory shrinkage	365	845		(796)	[2]	414
Reserve for sales returns	252	—		(7)		245
Deferred tax valuation allowance	601	—		(11)	[3]	590
Self-insurance liabilities	1,093	1,759		(1,736)	[4]	1,116

January 29, 2021:
Reserve for loss on obsolete inventory	$105	$77	[1]	$—		$182
Reserve for inventory shrinkage	244	907		(786)	[2]	365
Reserve for sales returns	194	58		—		252
Deferred tax valuation allowance	561	40	[3]	—		601
Self-insurance liabilities	1,104	1,568		(1,579)	[4]	1,093
1    Represents the net (decrease)/increase in the required reserve based on the Company’s evaluation of obsolete inventory.
2    Represents the actual inventory shrinkage experienced at the time of physical inventories.
3    Represents the increase/(decrease) in the required reserve based on the Company’s evaluation of deferred tax assets.
4    Represents claim payments for self-insured claims.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.10	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

4.11	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.12	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.14	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.15	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

4.16	Fifteenth Supplemental Indenture, dated as of April 5, 2019, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 3.650% Notes due April 5, 2029 and a form of 4.550% Notes due April 5, 2049.	8-K	001-07898	4.2	April 5, 2019

4.17	Sixteenth Supplemental Indenture, dated as of March 26, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 4.000% Notes due April 15, 2025, a form of 4.500% Notes due April 15, 2030, a form of 5.000% Notes due April 15, 2040 and a form of 5.125% Notes due April 15, 2050.	8-K	001-07898	4.2	March 27, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.18	Seventeenth Supplemental Indenture, dated as of October 22, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 1.300% Notes due April 15, 2028, a form of 1.700% Notes due October 15, 2030 and a form of 3.000% Notes due October 15, 2050.	8-K	001-07898	4.2	October 22, 2020

4.19	Eighteenth Supplemental Indenture, dated as of March 31, 2021, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 2.625% Notes due April 1, 2031 and a form of 3.500% Notes due April 1, 2051.	8-K	001-07898	4.2	March 31, 2021

4.20	Nineteenth Supplemental Indenture, dated as of September 20, 2021, between Lowe’s Companies, Inc. and U.S. Bank Association (as successor trustee), including as exhibits thereto a form of 1.700% Notes due September 15, 2028 and a form of 2.800% Notes due September 15, 2041.	8-K	001-07898	4.2	September 20, 2021

4.21	Twentieth Supplemental Indenture, dated as of March 24, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 3.350% Notes due April 1, 2027, a form of 3.750% Notes due April 1, 2032, a form of 4.250% notes due April 1, 2052 and a form of 4.450% Notes due April 1, 2062.	8-K	001-07898	4.2	March 24, 2022

4.22	Twenty-First Supplemental Indenture, dated as of September 8, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 4.400% Notes due September 8, 2025, a form of 5.000% Notes due April 15, 2033, a form of 5.625% notes due April 15, 2053 and a form of 5.800% Notes due September 15, 2062.	8-K	001-07898	4.2	September 8, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.23	Credit Agreement, dated as of March 23, 2020, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing-line lender, and a letter of credit issuer, U.S. Bank National Association, as syndication agent and a letter of credit issuer, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	March 24, 2020

4.24	Amendment No. 1 to Credit Agreement, dated as of December 14, 2021, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, and the other lenders party thereto.	8-K	001-07898	10.2	December 15, 2021

4.25	Amendment No. 2 to Credit Agreement, dated as of January 17, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent.	8-K	001-07898	10.2	January 23, 2023

4.26	364-day Term Loan Facility, dated as of April 22, 2021, by and between Lowe’s Companies, Inc. and Wells Fargo Bank, National Association.	8-K	001-07898	10.1	April 27, 2021

4.27	Third Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank. National Association, as co-syndication agents and letter of credit issuers, and Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	December 15, 2021

4.28	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 17, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, and the other lenders party thereto.	8-K	001-07898	10.1	January 23, 2023

4.29	Description of Securities.	10-K	001-07898	4.23	March 22, 2021

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, as amended and restated May 28, 2021.*	10-Q	001-07898	10.1	August 26, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.2	Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan.*	S-8	333-249586	99.1	October 21, 2020

10.3	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.4	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.5	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.6	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.7	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.8	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.9	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.10	Amendment No. 7 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.16	April 4, 2017

10.11	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.12	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.13	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.14	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Outside Directors.*	10-Q	001-07898	10.1	September 3, 2019

10.15	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*	10-Q	001-07898	10.2	August 25, 2022

10.16	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of May 27, 2022.*	8-K	001-07898	10.1	June 2, 2022

10.17	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.18	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*	10-Q	001-07898	10.2	September 4, 2018

10.20	Offer Letter between Lowe’s Companies, Inc. and David M. Denton entered into on August 20, 2018.*	10-Q	001-07898	10.3	September 4, 2018

10.21	Offer Letter between Lowe’s Companies, Inc. and William P. Boltz entered into on July 15, 2018.*	10-K	001-07898	10.20	March 21, 2022

10.22	Offer Letter between Lowe’s Companies, Inc. and Seemantini Godbole entered into on October 30, 2018.*	10-K	001-07898	10.21	March 21, 2022

10.23	Offer Letter between Lowe’s Companies, Inc. and Brandon J. Sink entered into on April 8, 2022.*	8-K	001-07898	10.1	April 8, 2022

10.24	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier I Officers.*	10-K	001-07898	10.28	March 23, 2020

10.25	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier I Officers.*	10-Q	001-07898	10.2	June 3, 2019

10.26	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier I Officers.*	10-Q	001-07898	10.6	June 3, 2019

10.27	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.7	September 4, 2018

10.28	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	November 25, 2020

10.29	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.2	May 28, 2020

10.30	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*	10-Q	001-07898	10.6	December 6, 2018

10.31	Form of Lowe’s Companies, Inc. Officer Indemnification Agreement.*	10-K	001-07898	10.43	April 2, 2019

10.32	Form of Lowe’s Companies, Inc. 2021 Restricted Stock Award Agreement.*	10-Q	001-07898	10.4	May 27, 2021

10.33	Form of Lowe’s Companies, Inc. 2021 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 27, 2021

10.34	Form of Lowe’s Companies, Inc. 2021 Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.3	May 27, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.35	Form of Lowe’s Companies, Inc. 2022 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 26, 2022

10.36	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated May 26, 2022.*	10-Q	001-07898	10.3	August 25, 2022

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Thirteenth Amendment to the Lowe’s 401(k) Plan, executed on June 14, 2022 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡

99.2	Fourteenth Amendment to the Lowe’s 401(k) Plan, effective December 31, 2022 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 27, 2023	By: /s/ Marvin R. Ellison
Date	Marvin R. Ellison Chairman, President and Chief Executive Officer

March 27, 2023	By: /s/ Brandon J. Sink
Date	Brandon J. Sink Executive Vice President, Chief Financial Officer

March 27, 2023	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Brandon J. Sink, Dan C. Griggs, Jr., and Ross W. McCanless, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Marvin R. Ellison	Chairman, President and Chief Executive Officer	March 27, 2023
Marvin R. Ellison		Date

/s/ Raul Alvarez	Director	March 27, 2023
Raul Alvarez		Date

/s/ David H. Batchelder	Director	March 27, 2023
David H. Batchelder		Date

/s/ Scott H. Baxter	Director	March 27, 2023
Scott H. Baxter		Date

/s/ Sandra B. Cochran	Director	March 27, 2023
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	March 27, 2023
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Director	March 27, 2023
Richard W. Dreiling		Date

/s/ Daniel J. Heinrich	Director	March 27, 2023
Daniel J. Heinrich		Date

/s/ Brian C. Rogers	Director	March 27, 2023
Brian C. Rogers		Date

/s/ Bertram L. Scott	Director	March 27, 2023
Bertram L. Scott		Date

/s/ Colleen Taylor	Director	March 27, 2023
Colleen Taylor		Date

/s/ Mary Beth West	Director	March 27, 2023
Mary Beth West		Date

