Form 10-Q
period 2023-05-05
LOWES COMPANIES INC
filed 2023-06-01
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/30/2023
Common Stock, $0.50 par value	585,980,783

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

i

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “scenario”, “guidance”, and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives (including objectives related to environmental, social, and governance matters), business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services, share repurchases, Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, interest rate and currency fluctuations, home price appreciation or decreasing housing turnover, age of housing stock, the availability of consumer credit and of mortgage financing, trade policy changes or additional tariffs, outbreaks of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, armed conflicts, acts of both domestic and international terrorism, and other factors that can negatively affect our customers.

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 5, 2023		April 29, 2022
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$22,347	100.00%	$23,659	100.00%
Cost of sales	14,820	66.32	15,609	65.97
Gross margin	7,527	33.68	8,050	34.03
Expenses:
Selling, general and administrative	3,824	17.12	4,303	18.19
Depreciation and amortization	415	1.85	445	1.88
Operating income	3,288	14.71	3,302	13.96
Interest – net	349	1.56	243	1.03
Pre-tax earnings	2,939	13.15	3,059	12.93
Income tax provision	679	3.04	726	3.07
Net earnings	$2,260	10.11%	$2,333	9.86%

Weighted average common shares outstanding – basic	596		660
Basic earnings per common share	$3.78		$3.52
Weighted average common shares outstanding – diluted	597		662
Diluted earnings per common share	$3.77		$3.51

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 5, 2023		April 29, 2022
	Amount	% Sales	Amount	% Sales
Net earnings	$2,260	10.11%	$2,333	9.86%
Foreign currency translation adjustments – net of tax	—	—	(17)	(0.07)
Cash flow hedges – net of tax	(4)	(0.02)	219	0.93
Other	1	0.01	(2)	(0.01)
Other comprehensive (loss)/income	(3)	(0.01)	200	0.85
Comprehensive income	$2,257	10.10%	$2,533	10.71%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	May 5, 2023	April 29, 2022	February 3, 2023
Assets
Current assets:
Cash and cash equivalents	$2,950	$3,414	$1,348
Short-term investments	423	368	384
Merchandise inventory – net	19,522	20,239	18,532
Other current assets	1,023	1,590	1,178
Total current assets	23,918	25,611	21,442
Property, less accumulated depreciation	17,402	18,890	17,567
Operating lease right-of-use assets	3,504	4,131	3,518
Long-term investments	103	76	121
Deferred income taxes – net	150	33	250
Other assets	840	984	810
Total assets	$45,917	$49,725	$43,708

Liabilities and shareholders' deficit
Current liabilities:
Short-term borrowings	$72	$—	$499
Current maturities of long-term debt	589	121	585
Current operating lease liabilities	525	639	522
Accounts payable	11,885	13,831	10,524
Accrued compensation and employee benefits	766	1,190	1,109
Deferred revenue	1,645	2,094	1,603
Income taxes payable	526	741	1,181
Other current liabilities	3,202	3,215	3,488
Total current liabilities	19,210	21,831	19,511
Long-term debt, excluding current maturities	35,863	28,776	32,876
Noncurrent operating lease liabilities	3,479	4,061	3,512
Deferred revenue – Lowe's protection plans	1,206	1,137	1,201
Other liabilities	869	797	862
Total liabilities	60,627	56,602	57,962

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 592 million, 652 million, and 601 million shares, respectively	296	326	301
Accumulated deficit	(15,310)	(7,367)	(14,862)
Accumulated other comprehensive income	304	164	307
Total shareholders' deficit	(14,710)	(6,877)	(14,254)
Total liabilities and shareholders' deficit	$45,917	$49,725	$43,708

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended May 5, 2023
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
Net earnings	—	—	—	2,260	—	2,260
Other comprehensive loss	—	—	—	—	(3)	(3)
Cash dividends declared, $1.05 per share	—	—	—	(624)	—	(624)
Share-based payment expense	—	—	55	—	—	55
Repurchases of common stock	(11)	(6)	(59)	(2,084)	—	(2,149)
Issuance of common stock under share-based payment plans	2	1	4	—	—	5
Balance May 5, 2023	592	$296	$—	$(15,310)	$304	$(14,710)

	Three Months Ended April 29, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	2,333	—	2,333
Other comprehensive income	—	—	—	—	200	200
Cash dividends declared, $0.80 per share	—	—	—	(524)	—	(524)
Share-based payment expense	—	—	46	—	—	46
Repurchases of common stock	(19)	(9)	(47)	(4,061)	—	(4,117)
Issuance of common stock under share-based payment plans	1	—	1	—	—	1
Balance April 29, 2022	652	$326	$—	$(7,367)	$164	$(6,877)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 5, 2023	April 29, 2022
Cash flows from operating activities:
Net earnings	$2,260	$2,333
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	465	503
Noncash lease expense	108	135
Deferred income taxes	102	59
Asset impairment and loss on property – net	11	4
Gain on sale of business	(67)	—
Share-based payment expense	59	50
Changes in operating assets and liabilities:
Merchandise inventory – net	(990)	(2,646)
Other operating assets	157	(212)
Accounts payable	1,361	2,479
Deferred revenue	48	191
Other operating liabilities	(1,408)	81
Net cash provided by operating activities	2,106	2,977

Cash flows from investing activities:
Purchases of investments	(450)	(109)
Proceeds from sale/maturity of investments	412	132
Capital expenditures	(380)	(343)
Proceeds from sale of property and other long-term assets	8	10
Proceeds from sale of business	123	—
Other – net	(17)	—
Net cash used in investing activities	(304)	(310)

Cash flows from financing activities:
Net change in commercial paper	(427)	—
Net proceeds from issuance of debt	2,983	4,964
Repayment of debt	(22)	(773)
Proceeds from issuance of common stock under share-based payment plans	5	1
Cash dividend payments	(633)	(537)
Repurchases of common stock	(2,106)	(4,037)
Other – net	—	(4)
Net cash used in financing activities	(200)	(386)

Net increase in cash and cash equivalents	1,602	2,281
Cash and cash equivalents, beginning of period	1,348	1,133
Cash and cash equivalents, end of period	$2,950	$3,414

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of May 5, 2023, and April 29, 2022, and the statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the three months ended May 5, 2023, and April 29, 2022. The February 3, 2023, consolidated balance sheet was derived from the audited financial statements.

These interim condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 3, 2023 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Accounting Pronouncements Not Yet Adopted
Recent accounting pronouncements pending adoption not discussed in this Form 10-Q or in the 2022 Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 2: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	May 5, 2023	April 29, 2022
Products	$21,572	$22,884
Services	528	536
Other	247	239
Net sales	$22,347	$23,659

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

(In millions)	Classification	May 5, 2023	April 29, 2022	February 3, 2023
Anticipated sales returns	Other current liabilities	$318	$363	$234
Right of return assets	Other current assets	185	218	139

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

(In millions)	May 5, 2023	April 29, 2022	February 3, 2023
Retail deferred revenue	$1,063	$1,521	$933
Stored-value cards deferred revenue	582	573	670
Deferred revenue	$1,645	$2,094	$1,603

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	May 5, 2023	April 29, 2022	February 3, 2023
Deferred revenue - Lowe’s protection plans	$1,206	$1,137	$1,201

	Three Months Ended
(In millions)	May 5, 2023	April 29, 2022
Lowe’s protection plans deferred revenue recognized into sales	$136	$127
Lowe’s protection plans claim expenses	53	45

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	May 5, 2023		April 29, 2022
(In millions)	Net Sales	%	Net Sales	%
Home Décor [1]	$8,243	36.9%	$8,697	36.8%
Hardlines [2]	6,811	30.5	6,695	28.3
Building Products [3]	6,789	30.4	7,770	32.8
Other	504	2.2	497	2.1
Total	$22,347	100.0%	$23,659	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools
3    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended
	May 5, 2023	April 29, 2022
United States	$22,347	$22,426
Canada[1]	—	1,233
Net Sales	$22,347	$23,659
1 The Canadian retail business was sold on February 3, 2023.

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	May 5, 2023	April 29, 2022	February 3, 2023
Short-term restricted investments	$423	$368	$384
Long-term restricted investments	103	76	100
Total restricted investments	$526	$444	$484

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 5, 2023, April 29, 2022, and February 3, 2023:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	May 5, 2023	April 29, 2022	February 3, 2023
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$143	$176	$157
Money market funds	Short-term investments	Level 1	108	135	43
Corporate debt securities	Short-term investments	Level 2	72	15	78
Certificates of deposit	Short-term investments	Level 1	62	4	40
Commercial paper	Short-term investments	Level 2	38	—	52
Foreign government debt securities	Short-term investments	Level 2	—	28	14
Municipal obligations	Short-term investments	Level 2	—	10	—
U.S. Treasury securities	Long-term investments	Level 1	92	31	86
Corporate debt securities	Long-term investments	Level 2	9	43	12
Municipal obligations	Long-term investments	Level 2	2	2	2
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$—	$261	$251
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	69	65	88
Other financial instruments:
Contingent consideration	Long-term investments	Level 3	$—	$—	$21

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

The performance-based contingent consideration is related to the fiscal 2022 sale of the Canadian retail business and is classified as a Level 3 long-term investment. The Company determined the initial fair value of contingent consideration as of February 3, 2023, based on an income approach using an option pricing model, calculated using significant unobservable inputs such as total equity value, volatility, and expected term. Subsequent measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized as gain or loss included within selling, general and administrative expense in the consolidated statements of earnings.

The rollforward of the fair value of contingent consideration for the three months ended May 5, 2023, is as follows:

Three Months Ended
(In millions)	May 5, 2023
Beginning balance	$21
Change in fair value	102
Proceeds received	(123)
Ending balance	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 5, 2023, and April 29, 2022, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. As further described in Note 7, certain long-term debt is associated with a fair value hedge and the changes in fair value of the hedged debt is included in the carrying value of long-term debt on the consolidated balance sheets. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	May 5, 2023		April 29, 2022		February 3, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$35,898	$32,525	$28,224	$26,095	$32,897	$30,190
Mortgage notes (Level 2)	2	2	4	5	2	2
Long-term debt (excluding finance lease obligations)	$35,900	$32,527	$28,228	$26,100	$32,899	$30,192

Note 5: Accounts Payable
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

(In millions)	May 5, 2023	April 29, 2022	February 3, 2023
Financed payment obligations	$1,894	$2,493	$2,257

Note 6: Debt
Commercial Paper Program
The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in March 2020, and as amended, (2020 Credit Agreement) and the $2.0 billion five-year unsecured third amended and restated credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).  The amounts available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $72 million, with a weighted average interest rate of 5.75% as of May 5, 2023, and $499 million, with a weighted average interest rate of 4.78%, as of February 3, 2023. There were no outstanding borrowings under the 2020 Credit Agreement or the Third Amended and Restated Credit Agreement as of May 5, 2023, or February 3, 2023. There were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement as of April 29, 2022. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement was $3.9 billion as of May 5, 2023.
Long-Term Debt
On March 30, 2023, the Company issued $3.0 billion of unsecured fixed rate notes (March 2023 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$1,000	April 2026	4.800%	$3
$1,000	July 2033	5.150%	$4
$500	July 2053	5.750%	$5
$500	April 2063	5.850%	$5

Interest on the March 2023 Notes with April maturity dates is payable semiannually in arrears in April and October of each year until maturity. Interest on the March 2023 Notes with July maturity dates is payable semiannually in arrears in January and July of each year until maturity.

The indenture governing the March 2023 Notes contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indentures governing the March 2023 Notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

Note 7: Derivative Instruments

The Company utilizes forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company also utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	May 5, 2023	April 29, 2022	February 3, 2023
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$—	$1,760	$1,290
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$850	$850	$850

See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

The Company accounts for the forward interest rate swap contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income, net of tax effects, in the consolidated statements of comprehensive income and is amortized to interest expense over the term of the respective debt. In connection with the issuance of our March 2023 Notes, we settled forward interest rate swap contracts with a combined notional amount of $2.0 billion and received a payment of $247 million. The (loss)/gain from forward interest rate swap agreements, both settled and outstanding, designated as cash flow hedges recorded in other comprehensive (loss)/income and net earnings for the three months ended May 5, 2023, and April 29, 2022, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended
	May 5, 2023	April 29, 2022
Other comprehensive (loss)/income:
Cash flow hedges – net of tax benefit/(expense) of $2 million and ($73) million, respectively	$(4)	$218
Net earnings:
Interest – net	$3	$(1)

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

Note 8: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of May 5, 2023, the Company had $18.7 billion remaining in its share repurchase program.

During the three months ended May 5, 2023, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase a total of 3.8 million shares of the Company’s common stock for $750 million. The terms of the ASR agreement entered into during the three months ended May 5, 2023, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2023	Q1 2023	$750	3.1	0.7	3.8

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended
	May 5, 2023
(In millions)	Shares	Cost
Open market share repurchases	6.1	$1,269

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three months ended May 5, 2023, and April 29, 2022, were as follows:

	Three Months Ended
	May 5, 2023		April 29, 2022
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program [1]	9.9	$2,019	18.6	$4,001
Shares withheld from employees	0.7	130	0.6	116
Total share repurchases	10.6	$2,149	19.2	$4,117
1 Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired.

Note 9: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three months ended May 5, 2023, and April 29, 2022:

	Three Months Ended
(In millions, except per share data)	May 5, 2023	April 29, 2022
Basic earnings per common share:
Net earnings	$2,260	$2,333
Less: Net earnings allocable to participating securities	(6)	(8)
Net earnings allocable to common shares, basic	$2,254	$2,325
Weighted-average common shares outstanding	596	660
Basic earnings per common share	$3.78	$3.52
Diluted earnings per common share:
Net earnings	$2,260	$2,333
Less: Net earnings allocable to participating securities	(6)	(8)
Net earnings allocable to common shares, diluted	$2,254	$2,325
Weighted-average common shares outstanding	596	660
Dilutive effect of non-participating share-based awards	1	2
Weighted-average common shares, as adjusted	597	662
Diluted earnings per common share	$3.77	$3.51

Anti-dilutive securities excluded from diluted weighted-average common shares	0.6	0.4

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 5, 2023	April 29, 2022
Long-term debt	$343	$230
Short-term borrowings	14	1
Lease obligations	6	7
Interest income	(16)	(2)
Interest capitalized	(1)	(1)
Interest on tax uncertainties	—	3
Other	3	5
Interest – net	$349	$243

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 5, 2023	April 29, 2022
Cash paid for interest, net of amount capitalized	$383	$375
Cash paid for income taxes – net	1,234	57
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$4	$2
Leased assets obtained in exchange for new operating lease liabilities [1]	98	174
Cash dividends declared but not paid	624	524
1 Excludes $519 million of leases signed but not yet commenced as of May 5, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 5, 2023, and April 29, 2022, the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the fiscal three-month periods ended May 5, 2023, and April 29, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 3, 2023, and the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 27, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 1, 2023

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 5, 2023, and April 29, 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2022. In fiscal 2023, there is a one week shift as a result of the 53rd week in fiscal 2022. For the purposes of the following discussion, comparable sales, comparable customer transactions, and comparable average ticket are based upon the comparable 13-week period from fiscal 2022. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales in the first quarter of fiscal 2023 declined 5.5% to $22.3 billion compared to net sales of $23.7 billion in the first quarter of fiscal 2022. Prior year sales included $1.2 billion generated by our Canadian retail business, which was sold in the fourth quarter of fiscal 2022. Comparable sales for the first quarter of fiscal 2023 decreased 4.3%, consisting of a 4.0% decrease in comparable customer transactions and a comparable average ticket decline of 0.3%. Net earnings in the first quarter of fiscal 2023 were $2.3 billion, which represents a decrease of 3.1% compared to the first quarter of fiscal 2022. Diluted earnings per common share were $3.77 in the first quarter of fiscal 2023 compared to $3.51 in the first quarter of fiscal 2022. Included in the first quarter of 2023 results is a pre-tax income of $63 million associated with the fiscal 2022 sale of the Canadian retail business, which increased diluted earnings per share by $0.10. Excluding the impact of this item, adjusted diluted earnings per common share increased 4.6% to $3.67 in the first quarter of fiscal 2023 (see the non-GAAP financial measures discussion).

For the first three months of fiscal 2023, cash flows from operating activities were approximately $2.1 billion, with $380 million used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we repurchased $2.1 billion of common stock and paid $633 million in dividends during the three months ended May 5, 2023.

The decline in first quarter fiscal 2023 comparable sales was 4.3%, driven by lumber commodity deflation, unfavorable weather, and macroeconomic uncertainty affecting Do-It-Yourself (DIY) consumer discretionary spending. Despite lumber deflation, we experienced slightly positive comparable sales growth with our Pro customers, which reflects the success of our MVPs Pro Rewards and Partnership ProgramTM initiatives. In addition, we continue to enhance our online shopping experience and fulfillment capabilities. Supported by these initiatives, we saw positive comparable growth online this quarter.

Our focus to gain efficiencies through continuous improvement is the foundation of our Perpetual Productivity Improvement (PPI) initiatives, which give us the agility to adapt and manage expenses through periods of unpredictable demand. One such effort underway is the modernization of our technology across our stores. This includes replacing our legacy self-checkout systems with our proprietary self-checkout registers.

We are continuing the roll-out of our supply chain market-based delivery model for big and bulky product with 12 geographic areas converted as of the end of the quarter. We expect all regions to be converted to the market-based delivery model by the end of fiscal 2023.

We view spring as a first half event, and we are prepared to re-engage our customers with spring projects as warmer weather arrives across the country. We believe our Total Home strategy has positioned us to grow market share and deliver sustainable shareholder value, while navigating near-term market uncertainty.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	May 5, 2023	April 29, 2022	2023 vs. 2022	2023 vs. 2022
Net sales	100.00%	100.00%	N/A	(5.5)%
Gross margin	33.68	34.03	(35)	(6.5)
Expenses:
Selling, general and administrative	17.12	18.19	(107)	(11.1)
Depreciation and amortization	1.85	1.88	(3)	(6.8)
Operating income	14.71	13.96	75	(0.4)
Interest – net	1.56	1.03	53	43.2
Pre-tax earnings	13.15	12.93	22	(3.9)
Income tax provision	3.04	3.07	(3)	(6.5)
Net earnings	10.11%	9.86%	25	(3.1)%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended
Other Metrics	May 5, 2023	April 29, 2022
Comparable sales decrease [1]	(4.3)%	(4.0)%
Total customer transactions (in millions)	214	226
Average ticket [2]	$104.44	$104.52
At end of period:
Number of stores	1,738	1,971
Sales floor square feet (in millions)	195	208
Average store size selling square feet (in thousands) [3]	112	106
Net earnings to average debt and shareholders’ deficit [4]	24.2%	30.8%
Return on invested capital [4]	28.0%	33.8%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which impacted first quarter fiscal 2023 and fiscal 2022 comparable sales by approximately 60 basis points and -5 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.
2    Average ticket is defined as net sales divided by the total number of customer transactions.
3    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.
4    Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and shareholders’ deficit is the most comparable GAAP ratio. As of May 5, 2023, return on invested capital was negatively impacted 725 basis points as a result of the sale of the Canadian retail business. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in evaluating what management considers the Company’s core operating performance. Adjusted diluted earnings per share excludes the impact of certain items, further described below, not contemplated in the Company’s business outlook for fiscal 2023. There were no non-GAAP adjustments to diluted earnings per share for the three months ended April 29, 2022.

Fiscal 2023 Impacts
•In the first quarter of fiscal 2023, the Company recognized pre-tax income of $63 million consisting of a realized gain on the contingent consideration and estimated adjustments to the selling price associated with the fiscal 2022 sale of the Canadian retail business (Canadian retail business transaction).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	May 5, 2023
	Pre-Tax Earnings	Tax [1]	Net Earnings
Diluted earnings per share, as reported			$3.77
Non-GAAP adjustments – per share impacts
Canadian retail business transaction	(0.10)	—	(0.10)
Adjusted diluted earnings per share			$3.67
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

We define ROIC as the rolling 12 months’ lease adjusted net operating profit after tax (Lease adjusted NOPAT) divided by the average of current year and prior year ending debt and shareholders’ deficit. Lease adjusted NOPAT is a non-GAAP financial measure, and net earnings is considered to be the most comparable GAAP financial measure. The calculation of ROIC, together with a reconciliation of net earnings to Lease adjusted NOPAT, is as follows:

	For the Periods Ended
(In millions, except percentage data)	May 5, 2023	April 29, 2022
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,364	$8,453
Plus:
Interest expense – net	1,228	918
Operating lease interest	160	158
Provision for income taxes	2,553	2,780
Lease adjusted net operating profit	10,305	12,309
Less:
Income tax adjustment [1]	2,950	3,046
Lease adjusted net operating profit after tax	$7,355	$9,263

Denominator
Average debt and shareholders’ deficit [2]	$26,269	$27,442
Net earnings to average debt and shareholders’ deficit	24.2%	30.8%
Return on invested capital [3]	28.0%	33.8%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 28.6% and 24.7% for the periods ended May 5, 2023, and April 29, 2022, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.
3 For the period ended May 5, 2023, return on invested capital was negatively impacted 725 basis points as a result of the sale of the Canadian retail business.

Results of Operations

Net Sales – Net sales for the first quarter of fiscal 2023 decreased 5.5% to $22.3 billion. The decrease in total sales was primarily driven by the sale of the Canadian retail business in fiscal 2022, which generated $1.2 billion of net sales in the first quarter of 2022. This was partially offset by the timing shift in our fiscal calendar in which the first quarter of fiscal 2023 (a 52-week year) included one less week of winter and one more week of spring than fiscal 2022 (a 53-week year). The 53rd week shift contributed approximately $735 million to net sales for the first quarter of fiscal 2023. Comparable sales declined 4.3% over the same period, consisting of a 4.0% decrease in comparable customer transactions and a 0.3% decrease in comparable average ticket.

During the first quarter of fiscal 2023, we experienced comparable sales increases in five of 14 product categories, led by Building Materials, Rough Plumbing, and Paint. Growth in these categories reflects broad-based strength with the Pro customer, demonstrating improvement from our investments in our Pro product and service offerings, including our enhanced assortment. Although our lowest comparable sales were in Lumber due to significant commodity deflation, the highest unit sales increases were also in this category, demonstrating the continued strength of the Pro customer.

Gross Margin – For the first quarter of fiscal 2023, gross margin decreased 35 basis points as a percentage of sales. The gross margin contraction for the quarter is driven by product rate pressure due primarily to lower product cost inflation in the current year and higher costs associated with the expansion of our supply chain network, partially offset by favorable product mix.

SG&A – For the first quarter of fiscal 2023, SG&A expense leveraged 107 basis points as a percentage of sales compared to the first quarter of fiscal 2022. This includes the benefit of a one-time legal settlement, the gain on contingent consideration associated with the fiscal 2022 sale of the Canadian retail business, and our ongoing PPI initiatives to offset the pressures from lower sales and wage investments.

Depreciation and Amortization – Depreciation and amortization leveraged three basis points for the first quarter of fiscal 2023 compared to the prior year.

Interest – Net – Interest expense for the first quarter of fiscal 2023 deleveraged 53 basis points as a percentage of sales, primarily due to interest expense related to the issuance of unsecured notes in September 2022 and March 2023, partially offset by increased interest income and scheduled payoff of notes at maturity.

Income Tax Provision – Our effective income tax rates were 23.1% and 23.7% for the three months ended May 5, 2023 and April 29, 2022, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, and return excess cash to shareholders in the form of dividends and share repurchases. We believe these sources of liquidity will continue to support our business for the next twelve months. As of May 5, 2023, we held $3.0 billion of cash and cash equivalents, as well as $3.9 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	May 5, 2023	April 29, 2022
Net cash provided by operating activities	$2,106	$2,977

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the three months ended May 5, 2023, compared to the three months ended April 29, 2022, was driven primarily by timing of income tax payments, partially offset by changes in working capital. Other operating liabilities decreased operating cash flows by $1.4 billion during the first three months of fiscal 2023. This decrease is primarily driven by the payment of our third and fourth quarter of fiscal 2022 estimated federal tax payments that were deferred under the income tax relief announced by the Internal Revenue Service for businesses located in states impacted by Hurricane Ian. Inventory decreased operating cash flows by approximately $990 million, while accounts payable increased operating cash flows by $1.4 billion for the first three months of 2023. We typically build our inventory in anticipation for spring as we have historically recognized our highest volume sales during the second fiscal quarter.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	May 5, 2023	April 29, 2022
Net cash used in investing activities	$(304)	$(310)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the three months ended May 5, 2023, and April 29, 2022:

	Three Months Ended
(In millions)	May 5, 2023	April 29, 2022
Existing store investments [1]	$307	$252
Strategic initiatives [2]	67	46
New stores and corporate facilities [3]	6	45
Total capital expenditures	$380	$343
1Includes merchandising resets, facility repairs, replacements of IT and store equipment, among other specific efforts.
2Represents investments related to our strategic focus areas aimed at improving customers’ experience and driving improved performance in the near and long term.
3Represents expenditures primarily related to land purchases, buildings, and personal property for new store and corporate facilities projects.

For fiscal 2023, our guidance for capital expenditures is up to $2.0 billion.

Cash Flows Used in Financing Activities

	Three Months Ended
(In millions)	May 5, 2023	April 29, 2022
Net cash used in financing activities	$(200)	$(386)

Net cash used in financing activities primarily consists of transactions related to our long-term debt, share repurchases, and cash dividend payments.

Total Debt

During the three months ended May 5, 2023, we issued $3.0 billion of unsecured notes, the proceeds of which were designated for general corporate purposes.

Our commercial paper program is supported by the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement. The amounts available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement is reduced by the amount of borrowings under our commercial paper program. Outstanding borrowings under our commercial paper program were $72 million as of May 5, 2023. There were no outstanding borrowings under our 2020 Credit Agreement or the Third Amended and Restated Credit Agreement as of May 5, 2023. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement as of May 5, 2023 was $3.9 billion.

The 2020 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at May 5, 2023.

The following table includes additional information related to our debt for the three months ended May 5, 2023, and April 29, 2022:

	Three Months Ended
(In millions)	May 5, 2023	April 29, 2022
Net proceeds from issuance of debt	$2,983	$4,964
Repayment of debt	(22)	(773)
Net change in commercial paper	(427)	—
Maximum commercial paper outstanding at any period	2,195	1,361
Short-term borrowings outstanding at quarter-end	72	—
Weighted-average interest rate of short-term borrowings outstanding	5.75%	—%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the three months ended May 5, 2023, and April 29, 2022:

	Three Months Ended
(In millions, except per share data)	May 5, 2023	April 29, 2022
Total amount paid for share repurchases	$2,106	$4,037
Total number of shares repurchased	10.5	18.7
Average price paid per share	$201.41	$215.32
As of May 5, 2023, we had $18.7 billion remaining available under our share repurchase program with no expiration date.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $0.80 per share for the three months ended April 29, 2022, to $1.05 per share for the three months ended May 5, 2023.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of June 1, 2023, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in interest rates and commodity prices. The Company’s market risks have not changed materially from those disclosed in the Annual Report for the fiscal year ended February 3, 2023.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 5, 2023, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended May 5, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

In addition to the matter referenced in our annual report on Form 10-K for the fiscal year ended February 3, 2023, the Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 27, 2023.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended May 5, 2023:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2,3]
February 4, 2023 - March 3, 2023 [4]	3,075,592	$197.52	3,075,346	$19,977,480,160
March 4, 2023 - April 7, 2023	2,659,061	199.41	2,007,678	19,577,481,132
April 8, 2023 - May 5, 2023 [4]	4,860,663	204.23	4,860,272	18,727,456,212
As of May 5, 2023	10,595,316	$201.07	9,943,296	$18,727,456,212
1The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2On December 7, 2022, the Company announced that its Board of Directors authorized an additional $15.0 billion of share repurchases, in addition to the $13.0 billion of share repurchases authorized by the Board of Directors in December 2021, with no expiration.
3Beginning January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ deficit.
4In March 2023, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $750 million to the financial institution and received an initial delivery of 3.1 million shares. In May, prior to the end of the first quarter, the Company finalized the transaction and received an additional 0.7 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

4.1	Twenty-Second Supplemental Indenture, dated as of March 30, 2023, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee).	8-K	001-07898	4.2	March 30, 2023

10.1	Form of Lowes Companies, Inc. 2023 Non-Qualified Stock Option Agreement.* ‡

10.2	Form of Lowes Companies, Inc. 2023 Performance Share Unit Award Agreement.* ‡

10.3	Form of Lowes Companies, Inc. 2023 Restricted Stock Award Agreement.* ‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Lowe’s 401(k) Plan, as amended and restated, effective as of January 1, 2023 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

June 1, 2023	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

