Form 10-Q
period 2023-08-04
LOWES COMPANIES INC
filed 2023-08-30
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/28/2023
Common Stock, $0.50 par value	577,115,219

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	August 4, 2023		July 29, 2022		August 4, 2023		July 29, 2022
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$24,956	100.00%	$27,476	100.00%	$47,304	100.00%	$51,135	100.00%
Cost of sales	16,557	66.34	18,343	66.76	31,378	66.33	33,952	66.40
Gross margin	8,399	33.66	9,133	33.24	15,926	33.67	17,183	33.60
Expenses:
Selling, general and administrative	4,086	16.38	4,455	16.22	7,912	16.73	8,758	17.12
Depreciation and amortization	427	1.71	449	1.63	841	1.78	894	1.75
Operating income	3,886	15.57	4,229	15.39	7,173	15.16	7,531	14.73
Interest – net	341	1.36	264	0.96	689	1.45	507	0.99
Pre-tax earnings	3,545	14.21	3,965	14.43	6,484	13.71	7,024	13.74
Income tax provision	872	3.50	973	3.54	1,551	3.28	1,699	3.33
Net earnings	$2,673	10.71%	$2,992	10.89%	$4,933	10.43%	$5,325	10.41%

Weighted average common shares outstanding – basic	584		638		590		649
Basic earnings per common share	$4.56		$4.68		$8.34		$8.18
Weighted average common shares outstanding – diluted	585		639		591		651
Diluted earnings per common share	$4.56		$4.67		$8.32		$8.16

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	August 4, 2023		July 29, 2022		August 4, 2023		July 29, 2022
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$2,673	10.71%	$2,992	10.89%	$4,933	10.43%	$5,325	10.41%
Foreign currency translation adjustments – net of tax	5	0.01	12	0.05	5	0.01	(5)	(0.02)
Cash flow hedges – net of tax	(3)	(0.01)	(38)	(0.14)	(6)	(0.02)	181	0.36
Other	—	—	(1)	—	—	—	(3)	0.01
Other comprehensive income/(loss)	2	—	(27)	(0.09)	(1)	(0.01)	173	0.35
Comprehensive income	$2,675	10.71%	$2,965	10.80%	$4,932	10.42%	$5,498	10.76%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	August 4, 2023	July 29, 2022	February 3, 2023
Assets
Current assets:
Cash and cash equivalents	$3,494	$1,482	$1,348
Short-term investments	374	450	384
Merchandise inventory – net	17,422	19,329	18,532
Other current assets	946	1,406	1,178
Total current assets	22,236	22,667	21,442
Property, less accumulated depreciation	17,373	18,713	17,567
Operating lease right-of-use assets	3,650	4,158	3,518
Long-term investments	182	56	121
Deferred income taxes – net	230	104	250
Other assets	850	1,027	810
Total assets	$44,521	$46,725	$43,708

Liabilities and shareholders' deficit
Current liabilities:
Short-term borrowings	$—	$—	$499
Current maturities of long-term debt	592	121	585
Current operating lease liabilities	534	652	522
Accounts payable	10,333	12,631	10,524
Accrued compensation and employee benefits	1,026	1,227	1,109
Deferred revenue	1,566	1,968	1,603
Income taxes payable	91	330	1,181
Other current liabilities	3,470	3,437	3,488
Total current liabilities	17,612	20,366	19,511
Long-term debt, excluding current maturities	35,839	28,763	32,876
Noncurrent operating lease liabilities	3,611	4,069	3,512
Deferred revenue – Lowe's protection plans	1,231	1,169	1,201
Other liabilities	960	800	862
Total liabilities	59,253	55,167	57,962

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 582 million, 631 million, and 601 million shares, respectively	291	316	301
Capital in excess of par value	12	—	—
Accumulated deficit	(15,341)	(8,895)	(14,862)
Accumulated other comprehensive income	306	137	307
Total shareholders' deficit	(14,732)	(8,442)	(14,254)
Total liabilities and shareholders' deficit	$44,521	$46,725	$43,708

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended August 4, 2023
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance May 5, 2023	592	$296	$—	$(15,310)	$304	$(14,710)
Net earnings	—	—	—	2,673	—	2,673
Other comprehensive income	—	—	—	—	2	2
Cash dividends declared, $1.10 per share	—	—	—	(641)	—	(641)
Share-based payment expense	—	—	58	—	—	58
Repurchases of common stock	(10)	(5)	(117)	(2,063)	—	(2,185)
Issuance of common stock under share-based payment plans	—	—	71	—	—	71
Balance August 4, 2023	582	$291	$12	$(15,341)	$306	$(14,732)

	Six Months Ended August 4, 2023
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
Net earnings	—	—	—	4,933	—	4,933
Other comprehensive loss	—	—	—	—	(1)	(1)
Cash dividends declared, $2.15 per share	—	—	—	(1,266)	—	(1,266)
Share-based payment expense	—	—	113	—	—	113
Repurchases of common stock	(21)	(11)	(176)	(4,146)	—	(4,333)
Issuance of common stock under share-based payment plans	2	1	75	—	—	76
Balance August 4, 2023	582	$291	$12	$(15,341)	$306	$(14,732)

	Three Months Ended July 29, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance April 29, 2022	652	$326	$—	$(7,367)	$164	$(6,877)
Net earnings	—	—	—	2,992	—	2,992
Other comprehensive loss	—	—	—	—	(27)	(27)
Cash dividends declared, $1.05 per share	—	—	—	(666)	—	(666)
Share-based payment expense	—	—	65	—	—	65
Repurchases of common stock	(22)	(11)	(137)	(3,854)	—	(4,002)
Issuance of common stock under share-based payment plans	1	1	72	—	—	73
Balance July 29, 2022	631	$316	$—	$(8,895)	$137	$(8,442)

	Six Months Ended July 29, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	5,325	—	5,325
Other comprehensive income	—	—	—	—	173	173
Cash dividends declared, $1.85 per share	—	—	—	(1,190)	—	(1,190)
Share-based payment expense	—	—	110	—	—	110
Repurchases of common stock	(41)	(20)	(183)	(7,915)	—	(8,118)
Issuance of common stock under share-based payment plans	2	1	73	—	—	74
Balance July 29, 2022	631	$316	$—	$(8,895)	$137	$(8,442)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 4, 2023	July 29, 2022
Cash flows from operating activities:
Net earnings	$4,933	$5,325
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	941	1,007
Noncash lease expense	241	273
Deferred income taxes	23	—
Asset impairment and loss on property – net	23	32
Gain on sale of business	(67)	—
Share-based payment expense	113	110
Changes in operating assets and liabilities:
Merchandise inventory – net	1,109	(1,728)
Other operating assets	224	(120)
Accounts payable	(191)	1,279
Deferred revenue	(6)	97
Other operating liabilities	(1,375)	(263)
Net cash provided by operating activities	5,968	6,012

Cash flows from investing activities:
Purchases of investments	(878)	(330)
Proceeds from sale/maturity of investments	811	290
Capital expenditures	(765)	(687)
Proceeds from sale of property and other long-term assets	17	19
Proceeds from sale of business	123	—
Other – net	(23)	(1)
Net cash used in investing activities	(715)	(709)

Cash flows from financing activities:
Net change in commercial paper	(499)	—
Net proceeds from issuance of debt	2,983	4,964
Repayment of debt	(45)	(799)
Proceeds from issuance of common stock under share-based payment plans	76	72
Cash dividend payments	(1,257)	(1,061)
Repurchases of common stock	(4,356)	(8,128)
Other – net	(9)	(2)
Net cash used in financing activities	(3,107)	(4,954)

Net increase in cash and cash equivalents	2,146	349
Cash and cash equivalents, beginning of period	1,348	1,133
Cash and cash equivalents, end of period	$3,494	$1,482

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of August 4, 2023, and July 29, 2022, and the statements of earnings, comprehensive income, and shareholders’ deficit for the three and six months ended August 4, 2023, and July 29, 2022, and cash flows for the six months ended August 4, 2023, and July 29, 2022. The February 3, 2023, consolidated balance sheet was derived from the audited financial statements.

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Products	$24,035	$26,477	$45,605	$49,360
Services	578	588	1,107	1,125
Other	343	411	592	650
Net sales	$24,956	$27,476	$47,304	$51,135

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

(In millions)	Classification	August 4, 2023	July 29, 2022	February 3, 2023
Anticipated sales returns	Other current liabilities	$256	$302	$234
Right of return assets	Other current assets	149	183	139

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

(In millions)	August 4, 2023	July 29, 2022	February 3, 2023
Retail deferred revenue	$1,006	$1,397	$933
Stored-value cards deferred revenue	560	571	670
Deferred revenue	$1,566	$1,968	$1,603

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	August 4, 2023	July 29, 2022	February 3, 2023
Deferred revenue - Lowe’s protection plans	$1,231	$1,169	$1,201

	Three Months Ended		Six Months Ended
(In millions)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Lowe’s protection plans deferred revenue recognized into sales	$136	$129	$272	$256
Lowe’s protection plans claim expenses	54	48	107	93

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Six Months Ended
	August 4, 2023		July 29, 2022		August 4, 2023		July 29, 2022
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor [1]	$8,725	35.0%	$9,521	34.7%	$16,962	35.9%	$18,209	35.6%
Hardlines [2]	8,348	33.5	8,900	32.4	15,165	32.1	15,599	30.5
Building Products [3]	7,245	29.0	8,347	30.4	14,032	29.7	16,116	31.5
Other	638	2.5	708	2.5	1,145	2.3	1,211	2.4
Total	$24,956	100.0%	$27,476	100.0%	$47,304	100.0%	$51,135	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint.
2    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.
3    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
United States	$24,956	$25,817	$47,304	$48,243
Canada[1]	—	1,659	—	2,892
Net Sales	$24,956	$27,476	$47,304	$51,135
1 The Canadian retail business was sold on February 3, 2023.

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	August 4, 2023	July 29, 2022	February 3, 2023
Short-term restricted investments	$374	$450	$384
Long-term restricted investments	182	56	100
Total restricted investments	$556	$506	$484

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 4, 2023, July 29, 2022, and February 3, 2023:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	August 4, 2023	July 29, 2022	February 3, 2023
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$138	$214	$157
Money market funds	Short-term investments	Level 1	85	119	43
Certificates of deposit	Short-term investments	Level 1	72	4	40
Corporate debt securities	Short-term investments	Level 2	62	54	78
Commercial paper	Short-term investments	Level 2	17	35	52
Foreign government debt securities	Short-term investments	Level 2	—	14	14
Municipal obligations	Short-term investments	Level 2	—	10	—
U.S. Treasury securities	Long-term investments	Level 1	166	31	86
Corporate debt securities	Long-term investments	Level 2	14	23	12
Municipal obligations	Long-term investments	Level 2	2	2	2
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$—	$216	$251
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	92	56	88
Other financial instruments:
Contingent consideration	Long-term investments	Level 3	$—	$—	$21

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

The rollforward of the fair value of contingent consideration for the three and six months ended August 4, 2023, is as follows:

	Three Months Ended	Six Months Ended
(In millions)	August 4, 2023	August 4, 2023
Beginning balance	$—	$21
Change in fair value	—	102
Proceeds received	—	(123)
Ending balance	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended August 4, 2023, and July 29, 2022, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	August 4, 2023		July 29, 2022		February 3, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$35,881	$31,898	$28,237	$26,586	$32,897	$30,190
Mortgage notes (Level 2)	2	2	4	5	2	2
Long-term debt (excluding finance lease obligations)	$35,883	$31,900	$28,241	$26,591	$32,899	$30,192

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

(In millions)	August 4, 2023	July 29, 2022	February 3, 2023
Financed payment obligations	$1,475	$2,320	$2,257

Note 6: Debt
Commercial Paper Program
The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in March 2020, and as amended (2020 Credit Agreement), and the $2.0 billion five-year unsecured third amended and restated credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).  The amounts available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of August 4, 2023, and July 29, 2022, there were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement. As of February 3, 2023, there were $499 million of outstanding borrowings under the Company’s commercial paper program with a weighted average interest rate of 4.78%. There were no outstanding borrowings under the Company’s 2020 Credit Agreement or the Third Amended and Restated Credit Agreement as of February 3, 2023. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of August 4, 2023.
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

Note 7: Derivative Instruments

The Company utilizes forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company also utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	August 4, 2023	July 29, 2022	February 3, 2023
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$—	$2,065	$1,290
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$850	$850	$850

See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

Cash Flow Hedges

The Company accounts for the forward interest rate swap contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive income/(loss), net of tax effects, in the consolidated statements of comprehensive income and is amortized to interest expense over the term of the respective debt. In connection with the issuance of our March 2023 Notes, we settled forward interest rate swap contracts with a combined notional amount of $2.0 billion and received a payment of $247 million. The (loss)/gain from forward interest rate swap agreements, both settled and outstanding, designated as cash flow hedges recorded in other comprehensive income/(loss) and net earnings for the three and six months ended August 4, 2023, and July 29, 2022, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Other comprehensive income/(loss):
Cash flow hedges – net of tax benefit/(expense) of $1 million, $12 million, $3 million, and ($61) million, respectively	$(3)	$(34)	$(6)	$184
Net earnings:
Interest – net	$4	$—	$7	$(1)

Fair Value Hedges

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

Note 8: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of August 4, 2023, the Company had $16.6 billion remaining in its share repurchase program.

During the six months ended August 4, 2023, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 8.4 million shares of the Company’s common stock for $1.8 billion. The terms of the ASR agreements entered into during the six months ended August 4, 2023, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2023	Q1 2023	$750	3.1	0.7	3.8
Q2 2023	Q2 2023	1,000	3.9	0.7	4.6

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended		Six Months Ended
	August 4, 2023		August 4, 2023
(In millions)	Shares	Cost	Shares	Cost
Open market share repurchases	5.5	$1,182	11.6	$2,450

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and six months ended August 4, 2023, and July 29, 2022, were as follows:

	Three Months Ended
	August 4, 2023		July 29, 2022
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program [1]	10.1	$2,182	21.5	$4,000
Shares withheld from employees	—	3	0.1	2
Total share repurchases	10.1	$2,185	21.6	$4,002

	Six Months Ended
	August 4, 2023		July 29, 2022
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program [1]	20.0	$4,200	40.1	$8,000
Shares withheld from employees	0.7	133	0.6	119
Total share repurchases	20.7	$4,333	40.7	$8,119
1 Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired.

Note 9: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and six months ended August 4, 2023, and July 29, 2022:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Basic earnings per common share:
Net earnings	$2,673	$2,992	$4,933	$5,325
Less: Net earnings allocable to participating securities	(7)	(9)	(13)	(17)
Net earnings allocable to common shares, basic	$2,666	$2,983	$4,920	$5,308
Weighted-average common shares outstanding	584	638	590	649
Basic earnings per common share	$4.56	$4.68	$8.34	$8.18
Diluted earnings per common share:
Net earnings	$2,673	$2,992	$4,933	$5,325
Less: Net earnings allocable to participating securities	(7)	(9)	(13)	(17)
Net earnings allocable to common shares, diluted	$2,666	$2,983	$4,920	$5,308
Weighted-average common shares outstanding	584	638	590	649
Dilutive effect of non-participating share-based awards	1	1	1	2
Weighted-average common shares, as adjusted	585	639	591	651
Diluted earnings per common share	$4.56	$4.67	$8.32	$8.16

Anti-dilutive securities excluded from diluted weighted-average common shares	0.5	1.3	0.5	0.5

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Long-term debt	$368	$257	$711	$487
Short-term borrowings	1	—	15	1
Lease obligations	6	7	12	14
Interest income	(35)	(5)	(51)	(7)
Interest capitalized	(1)	(1)	(2)	(2)
Interest on tax uncertainties	—	—	—	3
Other	2	6	4	11
Interest – net	$341	$264	$689	$507

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 4, 2023	July 29, 2022
Cash paid for interest, net of amount capitalized	$716	$436
Cash paid for income taxes – net	2,565	1,415
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$22	$32
Leased assets obtained in exchange for new operating lease liabilities [1]	379	328
Cash dividends declared but not paid	641	666
1 Excludes $319 million of leases signed but not yet commenced as of August 4, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 4, 2023, and July 29, 2022, the related consolidated statements of earnings, comprehensive income, and shareholders’ deficit for the fiscal three-month and six-month periods ended August 4, 2023, and July 29, 2022, and cash flows for the fiscal six-month periods ended August 4, 2023, and July 29, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 30, 2023

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended August 4, 2023, and July 29, 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2022. In fiscal 2023, there is a one week shift as a result of the 53rd week in fiscal 2022. For the purposes of the following discussion, comparable sales, comparable customer transactions, and comparable average ticket are based upon the comparable 13-week and 26-week periods from fiscal 2022. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales in the second quarter of fiscal 2023 declined 9.2% to $25.0 billion compared to net sales of $27.5 billion in the second quarter of fiscal 2022. Prior year sales included $1.7 billion generated by our Canadian retail business, which was sold in the fourth quarter of fiscal 2022. Comparable sales for the second quarter of fiscal 2023 decreased 1.6%, consisting of a 1.9% decrease in comparable customer transactions, partially offset by a comparable average ticket increase of 0.3%. Net earnings in the second quarter of fiscal 2023 were $2.7 billion, which represents a decrease of 10.7% compared to the second quarter of fiscal 2022. Diluted earnings per common share were $4.56 in the second quarter of fiscal 2023 compared to $4.67 in the second quarter of fiscal 2022.

For the first six months of fiscal 2023, cash flows from operating activities were approximately $6.0 billion, with $765 million used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, we repurchased $2.2 billion of common stock and paid $624 million in dividends during the three months ended August 4, 2023.

Second quarter fiscal 2023 comparable sales declined 1.6%, driven by lumber commodity deflation and continued macroeconomic pressure affecting Do-It-Yourself (DIY) consumer discretionary spending. Despite lumber deflation, we experienced positive comparable sales growth with our Pro customers, which reflects the success of our expanded national and private brands, MVPs Pro Rewards and Partnership ProgramTM, and enhanced online capabilities.

We drove positive online comparable sales in the second quarter as we continue to improve our omnichannel experience. Our associates leverage our omnichannel investments, including mobile devices and order picking carts with mobile printers, to reduce picking time for online orders. For those customers seeking expedited delivery, we launched a new same-day delivery option nationwide for eligible orders placed on Lowes.com and our mobile app. This capability enables product to be delivered directly to Pro job sites and consumer homes within hours of ordering.

Also during the quarter, we expanded our rural framework to approximately 300 stores, including scaling our store-within-a-store concept with Petco®. Our work to optimize our rural stores is part of our broader localization strategy to drive market share gains and increase inventory productivity and operating margin.

The growth initiatives embedded in our Total Home strategy should enable us to grow market share, while navigating near-term market uncertainty. We also remain focused on improving productivity through our Perpetual Productivity Improvement (PPI) initiatives, which give us the agility to adapt and manage expenses through periods of unpredictable demand. We believe the combination of these growth and productivity initiatives in conjunction with our disciplined capital allocation strategy positions us to deliver meaningful long-term shareholder value.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	August 4, 2023	July 29, 2022	2023 vs. 2022	2023 vs. 2022
Net sales	100.00%	100.00%	N/A	(9.2)%
Gross margin	33.66	33.24	42	(8.0)
Expenses:
Selling, general and administrative	16.38	16.22	16	(8.3)
Depreciation and amortization	1.71	1.63	8	(4.9)
Operating income	15.57	15.39	18	(8.1)
Interest – net	1.36	0.96	40	29.2
Pre-tax earnings	14.21	14.43	(22)	(10.6)
Income tax provision	3.50	3.54	(4)	(10.3)
Net earnings	10.71%	10.89%	(18)	(10.7)%

	Six Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	August 4, 2023	July 29, 2022	2023 vs. 2022	2023 vs. 2022
Net sales	100.00%	100.00%	N/A	(7.5)%
Gross margin	33.67	33.60	7	(7.3)
Expenses:
Selling, general and administrative	16.73	17.12	(39)	(9.7)
Depreciation and amortization	1.78	1.75	3	(5.9)
Operating income	15.16	14.73	43	(4.7)
Interest – net	1.45	0.99	46	35.9
Pre-tax earnings	13.71	13.74	(3)	(7.7)
Income tax provision	3.28	3.33	(5)	(8.7)
Net earnings	10.43%	10.41%	2	(7.4)%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

During the three months ended August 4, 2023, the Company adjusted its comparable sales metric to exclude days affected by national outages with its third-party credit and debit processor in the prior year. By excluding the days impacted by the outages, and the corresponding days in the comparable periods, comparable sales decreased by approximately 10 basis points and five basis points for the three and six months ended August 4, 2023, respectively, and increased by approximately 30 basis points and 10 basis points for the three and six months ended July 29, 2022, respectively.

	Three Months Ended		Six Months Ended
Other Metrics	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Comparable sales decrease [1]	(1.6)%	(0.3)%	(2.9)%	(2.1)%
Total customer transactions (in millions)	244	268	458	494
Average ticket [2]	$102.35	$102.45	$103.33	$103.41
At end of period:
Number of stores	1,742	1,969
Sales floor square feet (in millions)	195	208
Average store size selling square feet (in thousands) [3]	112	106
Net earnings to average debt and shareholders’ deficit [4]	23.7%	31.4%
Return on invested capital [4]	27.8%	34.5%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which impacted second quarter fiscal 2023 and fiscal 2022 comparable sales by approximately 70 basis points and 55 basis points, respectively, and year-to-date fiscal 2023 and fiscal 2022 comparable sales by approximately 65 basis points and 25 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 26-week periods.
2    Average ticket is defined as net sales divided by the total number of customer transactions.
3    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.
4    Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and shareholders’ deficit is the most comparable GAAP ratio. As of August 4, 2023, return on invested capital was negatively impacted 750 basis points as a result of the sale of the Canadian retail business. See below for additional information and reconciliations of non-GAAP measures.

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

	For the Periods Ended
(In millions, except percentage data)	August 4, 2023	July 29, 2022
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,044	$8,427
Plus:
Interest expense – net	1,305	966
Operating lease interest	158	159
Provision for income taxes	2,452	2,776
Lease adjusted net operating profit	9,959	12,328
Less:
Income tax adjustment [1]	2,874	3,055
Lease adjusted net operating profit after tax	$7,085	$9,273

Denominator
Average debt and shareholders’ deficit [2]	$25,504	$26,849
Net earnings to average debt and shareholders’ deficit	23.7%	31.4%
Return on invested capital [3]	27.8%	34.5%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 28.9% and 24.8% for the periods ended August 4, 2023, and July 29, 2022, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.
3 For the period ended August 4, 2023, return on invested capital was negatively impacted 750 basis points as a result of the sale of the Canadian retail business.

Results of Operations

Net Sales – Net sales in the second quarter of 2023 decreased 9.2% to $25.0 billion. The decrease in total sales was primarily driven by the sale of the Canadian retail business in fiscal 2022, which generated $1.7 billion of net sales in the second quarter of 2022. Comparable sales declined 1.6% over the same period, consisting of a 1.9% decline in comparable customer transactions, partially offset by a 0.3% increase in comparable average ticket. Total sales also declined approximately $335 million due to the timing shift in our fiscal calendar, in which the second quarter of fiscal 2023 (a 52-week year) included one less week of spring and one more week of summer than fiscal 2022 (a 53-week year).

During the second quarter of 2023, we experienced comparable sales increases in six of 14 product categories, led by Building Materials, Lawn & Garden, and Seasonal & Outdoor Living. Strength in Building Materials reflects continued growth with our Pro customers. Lawn & Garden and Seasonal & Outdoor Living benefited from delayed seasonal sales from the first quarter due to the late start to spring weather. Although our lowest comparable sales were in Lumber due to significant commodity deflation, the highest unit sales increases were also in this category, demonstrating strong Pro customer demand.

Net sales decreased 7.5% to $47.3 billion for the first six months of 2023 compared to 2022. The decrease in total sales was primarily driven by the sale of the Canadian retail business in fiscal 2022, which generated $2.9 billion of net sales in the first six months of 2022. Comparable sales also declined 2.9% over the same period, driven by a 2.9% decline in comparable customer transactions, while comparable average ticket was flat.

Gross Margin – For the second quarter of 2023, gross margin as a percentage of sales increased 42 basis points. The gross margin increase for the quarter is driven by lower transportation costs, favorable product mix, and productivity initiatives, partially offset by higher costs associated with the expansion of our supply chain network.

Gross margin as a percentage of sales increased seven basis points in the first six months of 2023 compared to 2022 primarily due to the same factors that impacted gross margin for the second quarter.

SG&A – For the second quarter of 2023, SG&A expense deleveraged 16 basis points as a percentage of sales compared to the second quarter of 2022 primarily due to fixed cost pressure compared to lower sales, which was partially offset by the benefit of a legal settlement.

SG&A expense as a percentage of sales leveraged 39 basis points as a percentage of sales for the first six months of 2023 compared to 2022 primarily due to legal settlements and the gain on contingent consideration associated with the fiscal 2022 sale of the Canadian retail business, partially offset by fixed cost pressure compared to lower sales.

Depreciation and Amortization – Depreciation and amortization deleveraged eight basis points as a percentage of sales for the second quarter of 2023 compared to 2022.

Depreciation and amortization deleveraged three basis points as a percentage of sales for the first six months of 2023 compared to 2022.

Interest – Net – Net interest expense for the second quarter of 2023 deleveraged 40 basis points primarily due to interest expense related to the issuance of unsecured notes over the past year, partially offset by interest income on our cash equivalents and short-term investments.

Net interest expense for the first six months of 2023 deleveraged 46 basis points primarily due to the same factors that impacted interest expense for the second quarter.

Income Tax Provision – Our effective income tax rates were 24.6% and 24.5% for the three months ended August 4, 2023 and July 29, 2022, respectively, and 23.9% and 24.2% for the six months ended August 4, 2023 and July 29, 2022, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, and return excess cash to shareholders in the form of dividends and share repurchases. We believe these sources of liquidity will continue to support our business for the next twelve months. As of August 4, 2023, we held $3.5 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Six Months Ended
(In millions)	August 4, 2023	July 29, 2022
Net cash provided by operating activities	$5,968	$6,012

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the six months ended August 4, 2023, compared to the six months ended July 29, 2022, was driven primarily by timing of income tax payments and a decline in net earnings, partially offset by changes in working capital. Other operating liabilities decreased operating cash flows by $1.4 billion during the first six months of fiscal 2023. This decrease is primarily driven by the payment of our third and fourth quarter fiscal 2022 estimated federal tax payments that were deferred until the first quarter of fiscal 2023 under the income tax relief announced by the Internal Revenue Service for businesses located in states impacted by Hurricane Ian. Inventory increased operating cash flows by approximately $1.1 billion. Inventory declined in the current year as we continue to manage inventory replenishment in line with sales trends.

Cash Flows Used in Investing Activities

	Six Months Ended
(In millions)	August 4, 2023	July 29, 2022
Net cash used in investing activities	$(715)	$(709)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the six months ended August 4, 2023, and July 29, 2022:

	Six Months Ended
(In millions)	August 4, 2023	July 29, 2022
Existing store investments [1]	$570	$495
Strategic initiatives [2]	170	103
New stores and corporate facilities [3]	25	89
Total capital expenditures	$765	$687
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

For fiscal 2023, our guidance for capital expenditures is up to $2.0 billion.

Cash Flows Used in Financing Activities

	Six Months Ended
(In millions)	August 4, 2023	July 29, 2022
Net cash used in financing activities	$(3,107)	$(4,954)

Net cash used in financing activities primarily consists of transactions related to our long-term debt, share repurchases, and cash dividend payments.

Total Debt

During the six months ended August 4, 2023, we issued $3.0 billion of unsecured notes, the proceeds of which were designated for general corporate purposes.

Our commercial paper program is supported by the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement. The amounts available to be drawn under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under our commercial paper program, 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement as of August 4, 2023. Total combined availability under the 2020 Credit Agreement and the Third Amended and Restated Credit Agreement as of August 4, 2023 was $4.0 billion.

The 2020 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at August 4, 2023.

The following table includes additional information related to our debt for the six months ended August 4, 2023, and July 29, 2022:

	Six Months Ended
(In millions)	August 4, 2023	July 29, 2022
Net proceeds from issuance of debt	$2,983	$4,964
Repayment of debt	(45)	(799)
Net change in commercial paper	(499)	—
Maximum commercial paper outstanding at any period	2,195	1,361

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the six months ended August 4, 2023, and July 29, 2022:

	Six Months Ended
(In millions, except per share data)	August 4, 2023	July 29, 2022
Total amount paid for share repurchases	$4,356	$8,128
Total number of shares repurchased	21.0	40.7
Average price paid per share	$207.60	$199.61
As of August 4, 2023, we had $16.6 billion remaining available under our share repurchase program with no expiration date.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $1.60 per share for the six months ended July 29, 2022, to $2.10 per share for the six months ended August 4, 2023.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of August 30, 2023, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in capital markets. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 4, 2023, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended August 4, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended August 4, 2023:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2,3]
May 6, 2023 - June 2, 2023 [4]	6,474,323	$212.42	6,470,714	$17,208,764,263
June 3, 2023 - July 7, 2023	2,971,519	217.04	2,961,820	16,566,000,487
July 8, 2023 - August 4, 2023 [4]	661,646	217.86	661,498	16,566,000,487
As of August 4, 2023	10,107,488	$214.14	10,094,032	$16,566,000,487
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
4In May 2023, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $1.0 billion to the financial institution and received an initial delivery of 3.9 million shares. In August, prior to the end of the second quarter, the Company finalized the transaction and received an additional 0.7 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 5. - Other Information

During the three months ended August 4, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

10.1	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

August 30, 2023	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

