Form 10-Q
period 2023-11-03
LOWES COMPANIES INC
filed 2023-11-29
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/27/2023
Common Stock, $0.50 par value	575,112,600

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	November 3, 2023		October 28, 2022		November 3, 2023		October 28, 2022
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$20,471	100.00%	$23,479	100.00%	$67,775	100.00%	$74,614	100.00%
Cost of sales	13,580	66.34	15,661	66.70	44,958	66.33	49,614	66.49
Gross margin	6,891	33.66	7,818	33.30	22,817	33.67	25,000	33.51
Expenses:
Selling, general and administrative	3,761	18.37	6,443	27.45	11,673	17.23	15,200	20.38
Depreciation and amortization	434	2.12	451	1.92	1,275	1.88	1,345	1.80
Operating income	2,696	13.17	924	3.93	9,869	14.56	8,455	11.33
Interest – net	345	1.68	295	1.25	1,033	1.52	802	1.07
Pre-tax earnings	2,351	11.49	629	2.68	8,836	13.04	7,653	10.26
Income tax provision	578	2.83	475	2.02	2,130	3.14	2,174	2.92
Net earnings	$1,773	8.66%	$154	0.66%	$6,706	9.90%	$5,479	7.34%

Weighted average common shares outstanding – basic	576		618		585		638
Basic earnings per common share	$3.07		$0.25		$11.43		$8.56
Weighted average common shares outstanding – diluted	577		620		587		640
Diluted earnings per common share	$3.06		$0.25		$11.40		$8.53

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	November 3, 2023		October 28, 2022		November 3, 2023		October 28, 2022
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,773	8.66%	$154	0.66%	$6,706	9.90%	$5,479	7.34%
Foreign currency translation adjustments – net of tax	—	—	(168)	(0.72)	5	0.01	(173)	(0.23)
Cash flow hedges – net of tax	(4)	(0.01)	170	0.72	(10)	(0.02)	352	0.47
Other	—	—	1	—	—	—	(3)	—
Other comprehensive (loss)/income	(4)	(0.01)	3	—	(5)	(0.01)	176	0.24
Comprehensive income	$1,769	8.65%	$157	0.66%	$6,701	9.89%	$5,655	7.58%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	November 3, 2023	October 28, 2022	February 3, 2023
Assets
Current assets:
Cash and cash equivalents	$1,210	$3,192	$1,348
Short-term investments	321	464	384
Merchandise inventory – net	17,530	19,817	18,532
Other current assets	907	1,518	1,178
Total current assets	19,968	24,991	21,442
Property, less accumulated depreciation	17,527	17,275	17,567
Operating lease right-of-use assets	3,647	3,512	3,518
Long-term investments	238	63	121
Deferred income taxes – net	280	301	250
Other assets	859	831	810
Total assets	$42,519	$46,973	$43,708

Liabilities and shareholders' deficit
Current liabilities:
Short-term borrowings	$—	$—	$499
Current maturities of long-term debt	544	609	585
Current operating lease liabilities	533	651	522
Accounts payable	9,914	12,249	10,524
Accrued compensation and employee benefits	750	1,405	1,109
Deferred revenue	1,499	1,736	1,603
Income taxes payable	121	913	1,181
Other current liabilities	3,135	3,313	3,488
Total current liabilities	16,496	20,876	19,511
Long-term debt, excluding current maturities	35,374	32,904	32,876
Noncurrent operating lease liabilities	3,602	4,048	3,512
Deferred revenue – Lowe's protection plans	1,228	1,184	1,201
Other liabilities	966	829	862
Total liabilities	57,666	59,841	57,962

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 575 million, 611 million, and 601 million shares, respectively	288	305	301
Capital in excess of par value	7	—	—
Accumulated deficit	(15,744)	(13,313)	(14,862)
Accumulated other comprehensive income	302	140	307
Total shareholders' deficit	(15,147)	(12,868)	(14,254)
Total liabilities and shareholders' deficit	$42,519	$46,973	$43,708

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended November 3, 2023
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance August 4, 2023	582	$291	$12	$(15,341)	$306	$(14,732)
Net earnings	—	—	—	1,773	—	1,773
Other comprehensive loss	—	—	—	—	(4)	(4)
Cash dividends declared, $1.10 per share	—	—	—	(633)	—	(633)
Share-based payment expense	—	—	42	—	—	42
Repurchases of common stock	(7)	(3)	(50)	(1,543)	—	(1,596)
Issuance of common stock under share-based payment plans	—	—	3	—	—	3
Balance November 3, 2023	575	$288	$7	$(15,744)	$302	$(15,147)

	Nine Months Ended November 3, 2023
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
Net earnings	—	—	—	6,706	—	6,706
Other comprehensive loss	—	—	—	—	(5)	(5)
Cash dividends declared, $3.25 per share	—	—	—	(1,898)	—	(1,898)
Share-based payment expense	—	—	155	—	—	155
Repurchases of common stock	(28)	(14)	(226)	(5,690)	—	(5,930)
Issuance of common stock under share-based payment plans	2	1	78	—	—	79
Balance November 3, 2023	575	$288	$7	$(15,744)	$302	$(15,147)

	Three Months Ended October 28, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance July 29, 2022	631	$316	$—	$(8,895)	$137	$(8,442)
Net earnings	—	—	—	154	—	154
Other comprehensive income	—	—	—	—	3	3
Cash dividends declared, $1.05 per share	—	—	—	(643)	—	(643)
Share-based payment expense	—	—	51	—	—	51
Repurchases of common stock	(20)	(11)	(64)	(3,929)	—	(4,004)
Issuance of common stock under share-based payment plans	—	—	13	—	—	13
Balance October 28, 2022	611	$305	$—	$(13,313)	$140	$(12,868)

	Nine Months Ended October 28, 2022
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	5,479	—	5,479
Other comprehensive income	—	—	—	—	176	176
Cash dividends declared, $2.90 per share	—	—	—	(1,833)	—	(1,833)
Share-based payment expense	—	—	161	—	—	161
Repurchases of common stock	(61)	(31)	(247)	(11,844)	—	(12,122)
Issuance of common stock under share-based payment plans	2	1	86	—	—	87
Balance October 28, 2022	611	$305	$—	$(13,313)	$140	$(12,868)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	November 3, 2023	October 28, 2022
Cash flows from operating activities:
Net earnings	$6,706	$5,479
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,427	1,509
Noncash lease expense	370	403
Deferred income taxes	(27)	(252)
Asset impairment and loss on property – net	50	2,113
Gain on sale of business	(79)	—
Share-based payment expense	160	165
Changes in operating assets and liabilities:
Merchandise inventory – net	1,002	(2,308)
Other operating assets	236	20
Accounts payable	(610)	921
Deferred revenue	(77)	(117)
Other operating liabilities	(2,126)	205
Net cash provided by operating activities	7,032	8,138

Cash flows from investing activities:
Purchases of investments	(1,283)	(659)
Proceeds from sale/maturity of investments	1,215	597
Capital expenditures	(1,344)	(1,090)
Proceeds from sale of property and other long-term assets	29	37
Proceeds from sale of business	100	—
Other – net	(23)	—
Net cash used in investing activities	(1,306)	(1,115)

Cash flows from financing activities:
Net change in commercial paper	(499)	—
Net proceeds from issuance of debt	2,983	9,667
Repayment of debt	(576)	(831)
Proceeds from issuance of common stock under share-based payment plans	79	86
Cash dividend payments	(1,899)	(1,727)
Repurchases of common stock	(5,937)	(12,127)
Other – net	(15)	—
Net cash used in financing activities	(5,864)	(4,932)

Effect of exchange rate changes on cash	—	(32)

Net (decrease)/increase in cash and cash equivalents	(138)	2,059
Cash and cash equivalents, beginning of period	1,348	1,133
Cash and cash equivalents, end of period	$1,210	$3,192

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of November 3, 2023, and October 28, 2022, and the statements of earnings, comprehensive income, and shareholders’ deficit for the three and nine months ended November 3, 2023, and October 28, 2022, and cash flows for the nine months ended November 3, 2023, and October 28, 2022. The February 3, 2023, consolidated balance sheet was derived from the audited financial statements.

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

Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Products	$19,599	$22,511	$65,204	$71,872
Services	517	568	1,623	1,692
Other	355	400	948	1,050
Net sales	$20,471	$23,479	$67,775	$74,614

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

(In millions)	Classification	November 3, 2023	October 28, 2022	February 3, 2023
Anticipated sales returns	Other current liabilities	$241	$302	$234
Right of return assets	Other current assets	140	183	139

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

(In millions)	November 3, 2023	October 28, 2022	February 3, 2023
Retail deferred revenue	$984	$1,168	$933
Stored-value cards deferred revenue	515	568	670
Deferred revenue	$1,499	$1,736	$1,603

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	November 3, 2023	October 28, 2022	February 3, 2023
Deferred revenue - Lowe’s protection plans	$1,228	$1,184	$1,201

	Three Months Ended		Nine Months Ended
(In millions)	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Lowe’s protection plans deferred revenue recognized into sales	$139	$133	$411	$389
Lowe’s protection plans claim expenses	64	40	171	134

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Nine Months Ended
	November 3, 2023		October 28, 2022		November 3, 2023		October 28, 2022
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor [1]	$7,799	38.1%	$9,019	38.4%	$24,763	36.5%	$27,227	36.5%
Building Products [2]	6,812	33.3	7,854	33.4	20,990	31.0	24,135	32.3
Hardlines [3]	5,230	25.5	5,905	25.1	20,249	29.9	21,351	28.6
Other	630	3.1	702	3.1	1,773	2.6	1,901	2.6
Total	$20,471	100.0%	$23,479	100.0%	$67,775	100.0%	$74,614	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint.
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
United States	$20,471	$22,280	$67,775	$70,524
Canada[1]	—	1,200	—	4,090
Net sales	$20,471	$23,479	$67,775	$74,614
1 The Canadian retail business was sold on February 3, 2023.

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	November 3, 2023	October 28, 2022	February 3, 2023
Short-term restricted investments	$321	$464	$384
Long-term restricted investments	238	63	100
Total restricted investments	$559	$527	$484

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 3, 2023, October 28, 2022, and February 3, 2023:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	November 3, 2023	October 28, 2022	February 3, 2023
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$143	$216	$157
Corporate debt securities	Short-term investments	Level 2	62	51	78
Money market funds	Short-term investments	Level 1	49	133	43
Certificates of deposit	Short-term investments	Level 1	35	7	40
Commercial paper	Short-term investments	Level 2	30	43	52
Municipal obligations	Short-term investments	Level 2	2	—	—
Foreign government debt securities	Short-term investments	Level 2	—	14	14
U.S. Treasury securities	Long-term investments	Level 1	215	31	86
Corporate debt securities	Long-term investments	Level 2	23	30	12
Municipal obligations	Long-term investments	Level 2	—	2	2
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$—	$303	$251
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	92	98	88
Other financial instruments:
Contingent consideration	Long-term investments	Level 3	$—	$—	$21

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

The performance-based contingent consideration is related to the fiscal 2022 sale of the Canadian retail business and is classified as a Level 3 long-term investment. The Company determined the initial fair value of contingent consideration as of February 3, 2023, based on an income approach using an option pricing model, calculated using significant unobservable inputs such as total equity value, volatility, and expected term. Subsequent measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized as gain or loss included within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

The rollforward of the fair value of contingent consideration for the three and nine months ended November 3, 2023, is as follows:

	Three Months Ended	Nine Months Ended
(In millions)	November 3, 2023	November 3, 2023
Beginning balance	$—	$21
Change in fair value	—	102
Proceeds received	—	(123)
Ending balance	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended November 3, 2023, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition. During the three and nine months ended October 28, 2022, the Company’s only significant assets measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets as further described below.

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

During the three months ended October 28, 2022, the Company determined it was more likely than not that the assets within the Canadian retail business would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and these assets were evaluated for recoverability. Based on the proposed transaction, the Company reconsidered the appropriate asset grouping of long-lived assets attributable to the Company’s Canadian locations given the change in the Company’s expectations regarding use and disposition of its associated assets. The Company determined the total Canadian retail business (Canada asset group) to be the appropriate asset group for which the long-lived assets should be evaluated, as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The carrying value of the Canada asset group includes substantially all assets and liabilities of the Canadian retail business, including accounts receivable, inventory, property, operating and finance lease right-of-use assets, definite-lived intangible assets, operating liabilities including accounts payable and accrued compensation, and operating and finance lease liabilities. A market approach of an orderly transaction under current market conditions was used in determining the estimated fair value of the Canada asset group, which was based on the proposed transaction price, inclusive of performance-based contingent consideration. The estimated fair value of the Canada asset group was determined to be $421 million. As a result, the Company recorded $2.1 billion of long-lived asset impairment within SG&A in the consolidated statements of earnings, which reflected the full carrying value of the long-lived assets of the Canada asset group as of October 28, 2022.

The following table presents the Company’s impairment losses resulting from non-financial assets measured at estimated fair value on a nonrecurring basis included in earnings for the three and nine months ended October 28, 2022:

	Three Months Ended	Nine Months Ended
(In millions)	October 28, 2022	October 28, 2022
Canada asset group:
Property, less accumulated depreciation	$1,258	$1,258
Operating lease right-of-use assets	621	621
Other assets	182	182
Other	7	35
Total	$2,068	$2,096

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. As further described in Note 7, certain long-term debt is associated with a fair value hedge and the changes in fair value of the hedged debt is included in the carrying value of long-term debt in the consolidated balance sheets. The fair values of the Company’s unsecured notes were estimated using quoted market prices. The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	November 3, 2023		October 28, 2022		February 3, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$35,387	$30,207	$32,886	$27,879	$32,897	$30,190
Mortgage notes (Level 2)	2	2	4	4	2	2
Long-term debt (excluding finance lease obligations)	$35,389	$30,209	$32,890	$27,883	$32,899	$30,192

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

(In millions)	November 3, 2023	October 28, 2022	February 3, 2023
Financed payment obligations	$1,640	$2,635	$2,257

Note 6: Debt
Commercial Paper Program
In September 2023, the Company entered into an amended and restated $2.0 billion five-year unsecured revolving credit agreement (2023 Credit Agreement), which amended and restated the Company’s $2.0 billion five-year unsecured revolving credit agreement entered into in March 2020, and as amended (2020 Credit Agreement), to extend the term until September 2028. The 2023 Credit Agreement, along with the $2.0 billion five-year unsecured third amended and restated credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement), support the Company’s commercial paper program.  The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of November 3, 2023, there were no outstanding borrowings under the Company’s commercial paper program, the 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement. As of October 28, 2022, there were no outstanding borrowings under the Company’s commercial paper program, the 2020 Credit Agreement, or the Third Amended and Restated Credit Agreement. As of February 3, 2023, there were $499 million of outstanding borrowings under the Company’s commercial paper program with a weighted average interest rate of 4.78%. There were no outstanding borrowings under the Company’s 2020 Credit Agreement or the Third Amended and Restated Credit Agreement as of February 3, 2023. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of November 3, 2023.
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

The indenture governing the March 2023 Notes contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such notes up to, but excluding, the date of purchase. The indenture governing the March 2023 Notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

Note 7: Derivative Instruments

The Company utilizes forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances. The Company also utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	November 3, 2023	October 28, 2022	February 3, 2023
Cash flow hedges:
Forward interest rate swap agreement notional amounts	$—	$1,210	$1,290
Fair value hedges:
Fixed-to-floating interest rate swap agreement notional amounts	$850	$850	$850

See Note 4 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

Cash Flow Hedges

The Company accounts for the forward interest rate swap contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive (loss)/income, net of tax effects, in the consolidated statements of comprehensive income and is amortized to interest expense over the term of the respective debt. In connection with the issuance of our March 2023 Notes, we settled forward interest rate swap contracts with a combined notional amount of $2.0 billion and received a payment of $247 million. The (loss)/gain from forward interest rate swap agreements, both settled and outstanding, designated as cash flow hedges recorded in other comprehensive (loss)/income and net earnings for the three and nine months ended November 3, 2023, and October 28, 2022, including its line item in the financial statements, is as follows:

(In millions)	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Other comprehensive (loss)/income:
Cash flow hedges – net of tax benefit/(expense) of $1 million, ($55) million, $4 million, and ($116) million, respectively	$(4)	$166	$(10)	$350
Net earnings:
Interest – net	$4	$1	$11	$—

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

Note 8: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of November 3, 2023, the Company had $15.0 billion remaining in its share repurchase program.

During the nine months ended November 3, 2023, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 15.4 million shares of the Company’s common stock for $3.3 billion. The terms of the ASR agreements entered into during the nine months ended November 3, 2023, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2023	Q1 2023	$750	3.1	0.7	3.8
Q2 2023	Q2 2023	1,000	3.9	0.7	4.6
Q3 2023	Q3 2023	1,500	5.3	1.7	7.0

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2023		November 3, 2023
(In millions)	Shares	Cost	Shares	Cost
Open market share repurchases	0.3	$95	11.9	$2,545

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and nine months ended November 3, 2023, and October 28, 2022, were as follows:

	Three Months Ended
	November 3, 2023		October 28, 2022
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program [1]	7.3	$1,595	20.5	$4,000
Shares withheld from employees	—	1	—	3
Total share repurchases	7.3	$1,596	20.5	$4,003

	Nine Months Ended
	November 3, 2023		October 28, 2022
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program [1]	27.3	$5,795	60.6	$12,000
Shares withheld from employees	0.7	135	0.6	122
Total share repurchases	28.0	$5,930	61.2	$12,122
1 Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired.

Note 9: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and nine months ended November 3, 2023, and October 28, 2022:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Basic earnings per common share:
Net earnings	$1,773	$154	$6,706	$5,479
Less: Net earnings allocable to participating securities	(4)	(2)	(18)	(17)
Net earnings allocable to common shares, basic	$1,769	$152	$6,688	$5,462

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Weighted-average common shares outstanding	576	618	585	638
Basic earnings per common share	$3.07	$0.25	$11.43	$8.56
Diluted earnings per common share:
Net earnings	$1,773	$154	$6,706	$5,479
Less: Net earnings allocable to participating securities	(4)	(2)	(18)	(17)
Net earnings allocable to common shares, diluted	$1,769	$152	$6,688	$5,462
Weighted-average common shares outstanding	576	618	585	638
Dilutive effect of non-participating share-based awards	1	2	2	2
Weighted-average common shares, as adjusted	577	620	587	640
Diluted earnings per common share	$3.06	$0.25	$11.40	$8.53

Anti-dilutive securities excluded from diluted weighted-average common shares	0.6	0.6	0.5	0.5

Note 10: Income Taxes

The Company’s effective income tax rates were 24.6% and 24.1% for the three and nine months ended November 3, 2023, respectively, and 75.5% and 28.4% for the three and nine months ended October 28, 2022, respectively. The decrease in the effective tax rate for the three months ended November 3, 2023, is primarily due to the prior year impact of the increase in the valuation allowance for deferred taxes related to the long-lived asset impairment associated with RONA inc.

Income Tax Relief

On October 5, 2022, the Internal Revenue Service announced that businesses in certain states, including North Carolina, affected by Hurricane Ian would receive tax relief by postponing certain tax-payment deadlines. Under this relief, the Company’s quarterly federal estimated income tax payments originally due by October 15, 2022 and January 15, 2023, were deferred until February 15, 2023. As of October 28, 2022, and February 3, 2023, the Company deferred $600 million and $1.2 billion, respectively, of federal income taxes payable, which are included in income taxes payable in the consolidated balance sheet.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Long-term debt	$365	$295	$1,075	$782
Short-term borrowings	—	4	15	5
Lease obligations	6	7	19	21
Interest income	(27)	(14)	(78)	(21)
Interest capitalized	(1)	(1)	(4)	(3)
Interest on tax uncertainties	—	—	—	3
Other	2	4	6	15
Interest – net	$345	$295	$1,033	$802

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	November 3, 2023	October 28, 2022
Cash paid for interest, net of amount capitalized	$1,415	$909
Cash paid for income taxes – net	3,163	1,540
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$46	$46
Leased assets obtained in exchange for new operating lease liabilities [1]	497	465
Cash dividends declared but not paid	633	643
1 Excludes $260 million of leases signed but not yet commenced as of November 3, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 3, 2023, and October 28, 2022, the related consolidated statements of earnings, comprehensive income, and shareholders’ deficit for the fiscal three-month and nine-month periods ended November 3, 2023, and October 28, 2022, and cash flows for the fiscal nine-month periods ended November 3, 2023, and October 28, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 29, 2023

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended November 3, 2023, and October 28, 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2022. In fiscal 2023, there is a one week shift as a result of the 53rd week in fiscal 2022. For the purposes of the following discussion, comparable sales, comparable customer transactions, and comparable average ticket are based upon the comparable 13-week and 39-week periods from fiscal 2022. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

Net sales in the third quarter of fiscal 2023 declined 12.8% to $20.5 billion compared to net sales of $23.5 billion in the third quarter of fiscal 2022. Prior year sales included $1.2 billion generated by our Canadian retail business, which was sold in the fourth quarter of fiscal 2022. Comparable sales for the third quarter of fiscal 2023 decreased 7.4%, consisting of a 6.9% decrease in comparable customer transactions and a 0.5% decrease in comparable average ticket. Net earnings in the third quarter of fiscal 2023 were $1.8 billion, compared to net earnings of $154 million in the third quarter of fiscal 2022. Diluted earnings per common share were $3.06 in the third quarter of fiscal 2023 compared to $0.25 in the third quarter of fiscal 2022. Included in the third quarter of 2022 results was a $2.1 billion pre-tax long-lived asset impairment associated with the Canadian retail business, which decreased diluted earnings per common share by $3.02. Excluding the impact of this item in the third quarter of 2022, adjusted diluted earnings per common share was $3.27 in the third quarter of 2022 (see the non-GAAP financial measures discussion).

For the first nine months of fiscal 2023, cash flows from operating activities were approximately $7.0 billion, with $1.3 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, during the three months ended November 3, 2023, we repurchased $1.6 billion of common stock and paid $642 million in dividends.

Third quarter fiscal 2023 comparable sales declined 7.4%, driven by a decline in DIY discretionary spending, particularly in bigger-ticket categories as homeowners scaled back on larger projects given the current macroeconomic environment. Despite soft DIY demand, we delivered positive comparable sales growth during the quarter with our Pro customers, demonstrating that we are making progress with our investments to improve our Pro service offering, including increasing loyalty through our MVP Pro rewards program, improving job site delivery, enhancing service levels in our stores, and creating a more seamless online experience.

In managing our business through this challenging macroeconomic environment, we remain focused on delivering value and convenience, excellent customer experience, and our strategic priorities. Our merchandising and marketing efforts highlight the everyday value available at Lowe’s, including this quarter’s launch of Lowe’s Lowest Price Guarantee. We are also pleased with the traction gained through our rural store format and Lowe’s Outlet stores. Our rural assortment provides our customers located in rural areas across the country an enhanced total home solution, while our smaller format Lowe’s Outlet stores offer savings opportunities to our value-conscious customers. We have also enhanced the customer experience through expedited fulfillment options and the continued expansion of our market-delivery model.

We remain focused on improving productivity through our Perpetual Productivity Improvement (PPI) initiatives, which give us the agility to manage our operational processes through periods of unpredictable demand. This has been enhanced by the technology and capability investments we have made over the last several years that have given us greater flexibility to manage costs. We believe the combination of these initiatives, in conjunction with our disciplined capital allocation strategy, positions us to deliver meaningful long-term shareholder value.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	November 3, 2023	October 28, 2022	2023 vs. 2022	2023 vs. 2022
Net sales	100.00%	100.00%	N/A	(12.8)%
Gross margin	33.66	33.30	36	(11.8)
Expenses:
Selling, general and administrative	18.37	27.45	(908)	(41.6)
Depreciation and amortization	2.12	1.92	20	(3.9)
Operating income	13.17	3.93	924	191.8
Interest – net	1.68	1.25	43	17.1
Pre-tax earnings	11.49	2.68	881	273.5
Income tax provision	2.83	2.02	81	21.6
Net earnings	8.66%	0.66%	800	N/A

	Nine Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period	Percentage Increase/(Decrease) in Dollar Amounts from Prior Period
	November 3, 2023	October 28, 2022	2023 vs. 2022	2023 vs. 2022
Net sales	100.00%	100.00%	N/A	(9.2)%
Gross margin	33.67	33.51	16	(8.7)
Expenses:
Selling, general and administrative	17.23	20.38	(315)	(23.2)
Depreciation and amortization	1.88	1.80	8	(5.2)
Operating income	14.56	11.33	323	16.7
Interest – net	1.52	1.07	45	29.0
Pre-tax earnings	13.04	10.26	278	15.4
Income tax provision	3.14	2.92	22	(2.1)
Net earnings	9.90%	7.34%	256	22.4%

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

The Company adjusted its comparable sales metric to exclude days affected by national outages with its third-party credit and debit processor during the second quarter of fiscal 2022. By excluding the days impacted by the outages, and the corresponding days in the comparable periods, comparable sales decreased by approximately 10 basis points for the nine months ended November 3, 2023, and increased by approximately 10 basis points for the nine months ended October 28, 2022. The comparable sales metric for the three months ended November 3, 2023 and October 28, 2022, was not impacted or adjusted by similar outages.

	Three Months Ended		Nine Months Ended
Other Metrics	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Comparable sales (decrease)/increase [1]	(7.4)%	2.2%	(4.3)%	(0.8)%
Total customer transactions (in millions)	197	225	655	719
Average ticket [2]	$104.02	$104.54	$103.54	$103.76
At end of period:
Number of stores	1,746	1,969
Sales floor square feet (in millions)	195	208
Average store size selling square feet (in thousands) [3]	112	105
Net earnings to average debt and shareholders’ deficit [4]	30.5%	24.4%
Return on invested capital [4]	35.0%	27.6%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which impacted third quarter fiscal 2023 and fiscal 2022 comparable sales by approximately -40 basis points and 80 basis points, respectively, and year-to-date fiscal 2023 and fiscal 2022 comparable sales by approximately 30 basis points and 45 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 39-week periods.
2    Average ticket is defined as net sales divided by the total number of customer transactions.
3    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period. The average Lowe’s-branded home improvement store has approximately 112,000 square feet of retail selling space.
4    Return on invested capital is calculated using a non-GAAP financial measure. Net earnings to average debt and shareholders’ deficit is the most comparable GAAP ratio. As of November 3, 2023, and October 28, 2022, return on invested capital was negatively impacted 125 basis points and 590 basis points, respectively, as a result of the sale of the Canadian retail business. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in understanding the comparison of operational performance for the third quarter of fiscal 2022. Adjusted diluted earnings per share excludes the impact of a certain item, further described below, not contemplated in the Company’s business outlook for fiscal 2022. There were no non-GAAP adjustments to diluted earnings per share for the three months ended November 3, 2023.

Fiscal 2022 Impacts
•In the third quarter of fiscal 2022, the Company recognized a pre-tax $2.1 billion long-lived asset impairment of the Canadian retail business (Canadian retail business transaction).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	October 28, 2022
	Pre-Tax Earnings	Tax [1]	Net Earnings
Diluted earnings per share, as reported			$0.25
Non-GAAP adjustments – per share impacts
Canadian retail business transaction	3.32	(0.30)	3.02
Adjusted diluted earnings per share			$3.27
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

	For the Periods Ended
(In millions, except percentage data)	November 3, 2023	October 28, 2022
Calculation of Return on Invested Capital
Numerator
Net Earnings	$7,664	$6,686
Plus:
Interest expense – net	1,355	1,037
Operating lease interest	158	160
Provision for income taxes	2,554	2,581
Lease adjusted net operating profit	11,731	10,464
Less:
Income tax adjustment [1]	2,933	2,915
Lease adjusted net operating profit after tax	$8,798	$7,549

Denominator
Average debt and shareholders’ deficit [2]	$25,125	$27,355
Net earnings to average debt and shareholders’ deficit	30.5%	24.4%
Return on invested capital [3]	35.0%	27.6%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 25.0% and 27.9% for the periods ended November 3, 2023, and October 28, 2022, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.
3 For the period ended November 3, 2023, and October 28, 2022, return on invested capital was negatively impacted 125 basis points and 590 basis points, respectively, as a result of the sale of the Canadian retail business.

Results of Operations

Net Sales – Net sales in the third quarter of 2023 decreased 12.8% to $20.5 billion. The decrease in total sales was primarily driven by a comparable sales decline of 7.4% over the same period, consisting of a 6.9% decline in comparable customer transactions and a 0.5% decline in comparable average ticket. Prior year sales included $1.2 billion generated by our Canadian retail business, which was sold in the fourth quarter of fiscal 2022. Total sales also declined approximately $115 million due to the timing shift in our fiscal calendar, in which the third quarter of fiscal 2023 (a 52-week year) included one less week of summer and one more week of fall than fiscal 2022 (a 53-week year).

During the third quarter of 2023, we delivered positive comparable sales in Building Materials, partly driven by strong performance in Pro-heavy categories like roofing and drywall. Our DIY customer categories were impacted by lower DIY discretionary demand as consumers continue to navigate the macroeconomic environment.

Net sales decreased 9.2% to $67.8 billion for the first nine months of 2023 compared to 2022. The decrease in total sales was primarily driven by the sale of the Canadian retail business in fiscal 2022, which generated $4.1 billion of net sales in the first nine months of 2022. Comparable sales also declined 4.3% over the same period, driven by a 4.1% decline in comparable customer transactions and a 0.2% decline in comparable average ticket.

Gross Margin – For the third quarter of 2023, gross margin as a percentage of sales increased 36 basis points. The gross margin increase for the quarter is driven by productivity initiatives, favorable product mix and lower transportation costs, partially offset by higher costs associated with the expansion of our supply chain network.

Gross margin as a percentage of sales increased 16 basis points in the first nine months of 2023 compared to 2022 primarily due to the same factors that impacted gross margin for the third quarter.

SG&A – For the third quarter of 2023, SG&A expense leveraged 908 basis points as a percentage of sales compared to the third quarter of 2022, primarily due to the prior year long-lived asset impairment related to our Canadian retail business and ongoing productivity initiatives, partially offset by fixed cost pressure due to lower sales.

SG&A expense as a percentage of sales leveraged 315 basis points as a percentage of sales for the first nine months of 2023 compared to 2022, primarily due to the prior year long-lived asset impairment and current year gain on contingent consideration associated with the fiscal 2022 sale of the Canadian retail business, and legal settlements, partially offset by fixed cost pressure due to lower sales.

Depreciation and Amortization – Depreciation and amortization deleveraged 20 basis points as a percentage of sales for the third quarter of 2023 compared to 2022, primarily due to lower sales.

Depreciation and amortization deleveraged eight basis points as a percentage of sales for the first nine months of 2023 compared to 2022.

Interest – Net – Net interest expense for the third quarter of 2023 deleveraged 43 basis points, primarily due to interest expense related to the issuance of unsecured notes over the past year, partially offset by interest income on our cash equivalents and short-term investments.

Net interest expense for the first nine months of 2023 deleveraged 45 basis points, primarily due to the same factors that impacted interest expense for the third quarter.

Income Tax Provision – Our effective income tax rates were 24.6% and 75.5% for the three months ended November 3, 2023 and October 28, 2022, respectively, and 24.1% and 28.4% for the nine months ended November 3, 2023 and October 28, 2022, respectively. The favorable tax rate for the three and nine months ended November 3, 2023 compared to 2022 is largely driven by the prior year impact of increase in the valuation allowance for deferred taxes related to the long-lived asset impairment associated with RONA inc.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, and return excess cash to shareholders in the form of dividends and share repurchases. We believe these sources of liquidity will continue to support our business for the next twelve months. As of November 3, 2023, we held $1.2 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Nine Months Ended
(In millions)	November 3, 2023	October 28, 2022
Net cash provided by operating activities	$7,032	$8,138

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the nine months ended November 3, 2023, compared to the nine months ended October 28, 2022, was primarily driven by timing of income tax payments, partially offset by other changes in working capital. Other operating liabilities decreased operating cash flows by $2.1 billion during the first nine months of fiscal 2023. This decrease was primarily driven by the payment of our third and fourth quarter fiscal 2022 estimated federal tax payments that were deferred until the first quarter of fiscal 2023 under the income tax relief announced by the Internal Revenue Service for businesses located in states impacted by Hurricane Ian. Inventory increased operating cash flows for the nine months ended November 3, 2023, by approximately $1.0 billion. Inventory declined in the current year as we continue to manage inventory replenishment in line with sales trends.

Cash Flows Used in Investing Activities

	Nine Months Ended
(In millions)	November 3, 2023	October 28, 2022
Net cash used in investing activities	$(1,306)	$(1,115)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. The following table provides our capital expenditures for the nine months ended November 3, 2023, and October 28, 2022:

	Nine Months Ended
(In millions)	November 3, 2023	October 28, 2022
Existing store investments [1]	$973	$826
Strategic initiatives [2]	333	171
New stores and corporate facilities [3]	38	93
Total capital expenditures	$1,344	$1,090
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

For fiscal 2023, our guidance for capital expenditures is up to $2.0 billion.

Cash Flows Used in Financing Activities

	Nine Months Ended
(In millions)	November 3, 2023	October 28, 2022
Net cash used in financing activities	$(5,864)	$(4,932)

Net cash used in financing activities primarily consists of transactions related to our long-term debt, share repurchases, and cash dividend payments.

Total Debt

During the nine months ended November 3, 2023, we issued $3.0 billion of unsecured notes, the proceeds of which were designated for general corporate purposes. During the nine months ended November 3, 2023, we also paid $500 million due to the scheduled payoff of notes at maturity.

Our commercial paper program is supported by the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement. The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under our commercial paper program, 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement as of November 3, 2023. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement as of November 3, 2023 was $4.0 billion.

The 2023 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at November 3, 2023.

The following table includes additional information related to our debt for the nine months ended November 3, 2023, and October 28, 2022:

	Nine Months Ended
(In millions)	November 3, 2023	October 28, 2022
Net proceeds from issuance of debt	$2,983	$9,667
Repayment of debt	(576)	(831)
Net change in commercial paper	(499)	—
Maximum commercial paper outstanding at any period	2,195	2,470

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the nine months ended November 3, 2023, and October 28, 2022:

	Nine Months Ended
(In millions, except per share data)	November 3, 2023	October 28, 2022
Total amount paid for share repurchases	$5,937	$12,127
Total number of shares repurchased	21.0	61.2
Average price paid per share	$207.60	$198.12

As of November 3, 2023, we had $15.0 billion remaining available under our share repurchase program with no expiration date. The Company determines the timing and amount of repurchases based on its assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors. The timing and amount of these share repurchases are subject to change at any time.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $2.65 per share for the nine months ended October 28, 2022, to $3.20 per share for the nine months ended November 3, 2023.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of November 29, 2023, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us the option to refinance our debt as it becomes due. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 3, 2023, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended November 3, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, the U.S. Attorney’s Office for the Central District of California and the U.S. Environmental Protection Agency’s Region 9 Office are conducting an investigation with respect to whether the Company and independent contractors who performed installations under the Company’s third-party installer program complied with applicable recordkeeping requirements and lead-safe practices under the Toxic Substances Control Act, the Environmental Protection Agency’s Lead Renovation, Repair and Painting Rules, and with an Environmental Protection Agency civil consent decree that the Company entered into in 2014 in the context of projects in homes constructed before 1978. In the third quarter of fiscal 2023, the EPA’s Region 5 and other EPA and U.S. Department of Justice representatives informed the Company that they have identified possible deviations from the consent decree. While we cannot predict the ultimate outcomes of these matters, we do not expect them to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 27, 2023.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended November 3, 2023:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2,3]
August 5, 2023 - September 1, 2023 [4]	5,541,653	$216.58	5,541,611	$15,006,000,589
September 2, 2023 - October 6, 2023	1,759,337	216.61	1,753,359	14,986,000,605
October 7, 2023 - November 3, 2023 [4]	603	194.39	—	14,986,000,605
As of November 3, 2023	7,301,593	$216.58	7,294,970	$14,986,000,605
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
4In August 2023, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $1.5 billion to the financial institution and received an initial delivery of 5.3 million shares. In October, the Company finalized the transaction and received an additional 1.7 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 5. - Other Information

During the three months ended November 3, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

10.1	Amended and Restated Credit Agreement, dated as of September 1, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and letter of credit issuers, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 7, 2023

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Amendment Number 2023-2 to the Lowe’s 401(k) Plan, effective September 25, 2023 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

November 29, 2023	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

