Form 10-K
period 2024-02-02
LOWES COMPANIES INC
filed 2024-03-25
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of August 4, 2023, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $129.9 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/21/2024
Common Stock, $0.50 par value	572,184,243
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2024 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “scenario”, “guidance”, and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives (including objectives related to environmental and social matters), business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services including customer acceptance of new offerings and initiatives, macroeconomic conditions and consumer spending, share repurchases, and Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties, and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

For a detailed description of the risks and uncertainties that we are exposed to, you should read Item 1A, “Risk Factors” included elsewhere in this Annual Report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

ii

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer. As of February 2, 2024, Lowe’s operated 1,746 home improvement stores and outlets in the United States, representing approximately 195 million square feet of retail selling space.

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

Our Strategy

Lowe’s is an omnichannel retailer whose core priorities are to provide an excellent customer experience, create a great place to work for our associates, and improve our communities, which we believe will create long-term, sustainable value for our shareholders. In fiscal 2020, we implemented our Total Home strategy, which reflects our commitment to provide a full complement of products and services for professional customers (Pro customers) and consumers alike, enabling a Total Home solution for every project across the home. Our Total Home strategy has the following five pillars:

Drive Pro penetration	Accelerate online business	Expand installation services	Drive localization	Elevate assortment
We continue to transform our Pro offerings to drive Pro penetration by expanding our Pro brands, tailoring our product assortments to local building codes and preferences, and increasing loyalty through our MVPs Pro Rewards & Partnership ProgramTM, which further enhances our relationship with our Pro customers. We are investing in our omnichannel retail capabilities to expand our online business. We are increasing visibility to our installation services through improved signage throughout our stores and continuing to improve the customer experience for our services, which are provided by our network of independent installers or outsourced to our third-party model that sells, furnishes, and installs more complex projects. Our expanding localization efforts better serve the product needs of the unique communities across the country. Finally, we continue to elevate our product assortment to provide the right products at the right price to meet our customers’ needs.

Our Customers and Market

The home improvement market in which we operate is highly fragmented, serving Pro customers, individual homeowners, and renters completing a wide array of projects that vary along the spectrum of do-it-yourself (DIY) and do-it-for-me (DIFM). The Pro customer consists of three broad categories: tradespeople, repair and remodelers, and property managers.

There are many variables that affect consumer demand for the home improvement products and services we offer.  Key indicators we monitor include home price appreciation, age of the housing stock, real disposable personal income, and housing turnover.  We also monitor demographic and societal trends that shape home improvement industry growth, notably strong millennial household formation, and the persistence of remote work.

Our Competition

The home improvement industry includes a broad competitive landscape that continues to evolve.  We compete with national and regional home improvement warehouse chains and lumber yards in most of the markets we serve.  We also compete with traditional hardware, plumbing, electrical, and home supply retailers, as well as paint stores, lumber yards, garden centers, and maintenance and repair organizations.  In addition, we compete with general merchandise retailers, home goods specialty stores, warehouse clubs, online retailers, other specialty retailers, providers of equipment and tool rental, service providers that install home improvement products, and wholesalers that provide home-related products and services to homeowners, renters, businesses, and the government.

Location of stores, product assortment, product pricing, and customer service continue to be key competitive factors in our industry, while the evolution of technology, including artificial intelligence and machine learning technologies, expansion of fulfillment capabilities, and customer expectations also underscore the importance of omnichannel capabilities as a competitive factor.  To ensure ongoing competitiveness, Lowe’s focuses on delivering the right home improvement products, with the best service and value, across every channel and community we serve.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report.

Our Omnichannel Capabilities

We are committed to meeting customer demand to shop however, whenever, and wherever they choose. Our omnichannel capabilities allow our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, more than half of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, customers may pick up their purchase in-store at the customer service desk, curbside, or from touchless lockers, or have their purchase delivered to their home or business. In addition, flexible fulfillment options are available for in-store purchases and those made through the contact center. Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an extended aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our leverage of our existing infrastructure with the omnichannel capabilities we continue to introduce.

In-Store
Our 1,746 Lowe’s-branded home improvement stores and outlet stores are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  Our home improvement stores offer similar products and services, with certain variations based on localization, along with a dedicated team of knowledgeable and friendly frontline associates available to assist our customers.  We continue to develop and implement productivity tools to enhance the efficiency of our sales associates and to integrate our order management, inventory management, and fulfillment processes.  Our home improvement stores have Wi-Fi capabilities that provide customers with Internet access, making information available quickly to further simplify the shopping experience. Our Lowe’s Outlet stores have a smaller format and offer value to our customers through incremental savings on big and bulky scratch and dent items.

Online
Through our websites and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, product information, customer ratings and reviews, buying guides, how-to videos, and other information. These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects. We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store, curbside pick-up, same-day delivery through our gig network, and shipment to their homes or businesses. Further, we also offer digital inspiration, design, and project management tools across our destination home improvement categories.

On-Site
We have on-site specialists available for retail and Pro customers to assist them in selecting products and services for their projects.  Our Pro sales managers meet with Pro customers at their place of business or on a job site and leverage nearby stores and our distribution network to ensure we meet customer needs for products and resources.  In addition, our In-Home Sales program is available in the majority of our stores to discuss various exterior projects such as windows, doors, and fencing, whose characteristics lend themselves to an in-home consultative sales approach.

Contact Centers
Lowe’s operates contact centers in a virtual workplace. These contact centers help Lowe’s enable an omnichannel customer experience by providing the ability to tender sales, assist with order management, coordinate deliveries, manage after-sale installations, and answer general customer questions via phone, mail, e-mail, live chat, and social media.

Our Products

Product Selection
To meet customers’ varying needs, we offer a complete line of products for construction, maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Appliances, Seasonal & Outdoor Living, Lumber, Lawn & Garden, Kitchens & Bath, Hardware, Building Materials, Millwork, Paint, Rough Plumbing, Tools, Electrical, Flooring, and Décor.  A typical Lowe’s-branded home improvement store stocks approximately 40,000 items, with additional items available through our online selling channels. Our product assortments offered in-store strive to meet the needs of the local market. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of high-value private brands.  In fiscal 2023, Klein Tools® returned to Lowe’s, expanding our hand tools, storage, safety, and electrical product offerings both in-store and online. This addition, along with other recognized national brands added to our assortment during the fiscal year, position us to better serve our customers with the products they need. In addition, we are dedicated to selling products sourced in a socially responsible, efficient, and cost-effective manner.

Supply Chain
We source our products from vendors worldwide and believe that alternative and competitive suppliers are available for virtually all of our products. Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently replenish our stores and meet our customers’ expectations for fast fulfillment and delivery, we own and operate more than 120 supply chain facilities in our network. These facilities include regional distribution centers (RDCs), flatbed distribution centers (FDCs), import distribution centers (IDCs), bulk distribution centers (BDCs), cross-dock terminals (XDTs), and Fulfillment Centers (FCs). Fulfillment centers, which along with many of our stores, ship product directly to our customers. In addition, we are establishing a Pro fulfillment network which will leverage a combination of our existing supply chain as well as new facilities. Each one of these distribution nodes plays a critical role in our Total Home strategy and collectively enable our products to get to their destination as efficiently as possible.

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

Our supply chain supports every pillar of our Total Home strategy, and as such, we continue to invest and transform our network to unlock our omnichannel capabilities while keeping our organization’s sustainability goals top of mind. As part of the continued rollout of our market-based delivery model, we expanded to additional geographic areas and enhanced our distribution capacity for big and bulky product. As of fiscal year 2023, we have 16 geographic areas converted to our market-based delivery model.

We have also been focused on improving the speed of our delivery capabilities for our customers. As of fiscal year 2023, most parcel-eligible items can be ordered by a customer and delivered within two business days at standard shipping rates. Also, the nationwide expansion of our gig networks provides same-day delivery of certain products from our stores. Customer needs and buying patterns are constantly changing, and our supply chain will continue to evolve to meet their needs. We are building an omnichannel supply chain that operates with greater network capacity, better flow management and optimization.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Flooring, Kitchens & Bath, Millwork, Appliances, and Lumber accounting for the majority of installed sales.  Our installed sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  Installed sales, which includes both product and labor, accounted for approximately 5% of total sales in fiscal 2023.

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

Seasonality and Working Capital

The home improvement business in general is subject to seasonal influences, particularly related to the spring selling season.  Historically, we have realized the highest volume of sales during our second fiscal quarter (May, June, and July) and the lowest volume of sales during our fourth fiscal quarter (November, December, and January).  Accordingly, our working capital requirements have historically been greater during our fourth fiscal quarter as we build inventory in anticipation of the spring selling season and as we experience lower fourth fiscal quarter sales volumes.  We fund our working capital requirements primarily through cash flows generated from operations, but also with short-term borrowings, as needed.  For more detailed information, see the Financial Condition, Liquidity and Capital Resources section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report.

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

Human Capital

When it comes to attracting and retaining top talent, Lowe’s strives to be the employer of choice in retail. At Lowe’s we are committed to creating valuable career opportunities for our associates, supporting them and the communities where they live, and cultivating a culture that invites and encourages diverse opinions and ideas. We would like our associates to see Lowe’s as a “Home to Possibility” with good jobs, a sense of belonging, and a promising future.

As a testament to our commitments, in fiscal 2023 we received more than 15 notable employer of choice awards including being named on the Disability:IN National Best Places to Work for Disability Inclusion, Fortune’s World’s Most Admired Companies Specialty Retailer, DiversityInc.’s Top 50 Noteworthy Companies, 2023 American Opportunity Index, and a Best Corporation for Veteran’s Business Enterprises of the Year. We were also awarded the Center for Workforce Inclusion 2023 Workforce Equity Award.

Our People
As of February 2, 2024, Lowe’s employed approximately 168,000 full-time associates and 116,000 part-time associates, primarily in the United States and India. During the spring season, we temporarily expand our workforce by hiring associates in part-time and full-time positions to meet the elevated levels of demand.

At Lowe’s, we have a proactive associate listening strategy, most notably through our annual engagement survey. In fiscal 2023, more than 90% of our associates participated in our survey and our people leaders use the feedback to improve our associate experience.

Creating Good Jobs
We have a strong track record of investing in our workforce by offering locally competitive salaries and wages. These investments include incremental wages and share-based compensation for our frontline associates, which included creating many new roles for our associates to grow into as they advance along their career path.

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

Our focus on the associate experience begins at initial application. The implementation of improved technology in the hiring process has simplified the experience for those looking to join Lowe’s and helped to drive the experience overall. In 2023, we added Spanish language capabilities to promote bilingual hiring by guiding candidates through the full application process in Spanish. Once hired, associates now experience an improved onboarding to help them quickly learn the knowledge and skills required to be successful in their new roles.

Providing a safe environment for both working and shopping is our highest priority at Lowe’s. We strive to maintain a culture of safety, which begins with our leaders modeling the behaviors we want our associates to adopt. We embed safety into associate onboarding, developmental e-learning, and on-the-job training.

Sense of Belonging
We believe that by building diverse and inclusive teams with a range of perspectives, backgrounds, and experiences, and equal opportunity for all, we drive better ideas, positive business results, and improve service through a deeper connection with the diverse communities we serve. We continue to execute on our multi-year program to integrate diversity and inclusion initiatives into our corporate strategy across three areas: talent, culture, and business. We also strive to attract diverse talent for leadership positions across our company. In 2023, we held our eleventh annual Women’s Leadership Summit, focused on developing women leaders across our corporate and field locations. In our efforts to foster an inclusive culture, we have eight business resource groups that are sponsored by members of our officer team. These groups provide our associates with opportunities to collaborate, network, and learn together, and offer additional spaces where associates feel heard and can engage with other colleagues across the organization.

Promising Future
We are committed to securing top talent and providing ongoing training and other developmental opportunities to facilitate meaningful careers at Lowe’s. We offer a variety of role-specific leadership and development programs that build and reinforce functional-technical/professional skills, business acumen, and leadership skills to prepare high-performing leaders for their next role. Our focus on leadership development enables us to grow talent internally and has resulted in more than 80% of store leadership positions being filled internally in the last year.

Our Lowe's University offerings include the District Manager and Store Manager immersive week-long leadership experience programs, delivered from the Lowe’s University training center; the virtually-delivered store department supervisor fundamentals series; the virtually-delivered field supply chain leadership director, manager, and supervisor experience programs; and the certification programs for store and technology associates that further develop their skills and knowledge base. In 2023, we expanded our in-person Lowe’s University offerings to include an Assistant Store Manager leadership training to further develop our store leaders.

Additionally, through Lowe’s Track to the Trades program, we offer all Lowe’s associates the opportunity to enroll in programs to complete apprentice certifications in electrical, plumbing, HVAC, appliance repair, or multi-family maintenance. The program also connects them with Pros to help them start a career in their area of interest. The Track to the Trades program demonstrates Lowe’s commitment to our industry and the communities we serve. This combined with our tuition-free education program are further examples of how we are investing in the development of our associates.

Corporate Responsibility

We take our role as a Fortune® 50 retailer seriously by managing our business responsibly and focusing on serving our associates and improving the communities where we live and work. Sustainability objectives are integrated into our business operations, particularly by focusing on the three pillars of our sustainability strategy: our people and communities, product sustainability, and reducing the environmental footprint of our operations, which we believe will help drive long-term shareholder value. In fiscal 2023, for the fifth consecutive year, Lowe’s was included in the Dow Jones Sustainability North America Index based on our environmental and social practices.

Investing in our Communities

We understand the important role Lowe’s plays in supporting our communities through our philanthropic efforts. With our community engagement initiatives and continued partnerships with nonprofits across the nation, we are revitalizing neighborhoods, improving community spaces, responding when natural disasters strike, and preparing the next generation of skilled tradespeople. We carry out these initiatives with a special focus on veterans, the active military community, and first responders. In 2023, the Lowe’s Foundation established the Gable Grants program, which is a five-year, $50 million commitment to recruit, train, and prepare 50,000 people for skilled trades careers through grants to community and technical colleges and community-based nonprofits.

Product Sustainability

We are committed to promoting sustainable practices throughout our supply chain and providing customers with eco-friendly, high quality, and safe products. Our products undergo a thorough selection process, beginning with our sourcing decisions. Through collaboration and established management systems, we monitor our suppliers’ practices to secure high-quality products from suppliers who support worker rights and protect the environment. Lowe’s human rights policy supports the fundamental principles of human rights, as defined by the “Universal Declaration of Human Rights.” We continue to hold all suppliers to our rigorous standards through our human rights policy, our conflict minerals policy, and our Vendor Code of Conduct, which includes enhanced environmental standards.

In addition, we have a wood sourcing policy with principles that we expect our vendors to follow, including no illegal logging; no deforestation; no sourcing of endangered species; the protection and preservation of biodiversity; and undergoing and securing Free, Prior and Informed Consent, as defined by the United Nations, wherever applicable. In 2023, we updated our wood sourcing policy with new wood sourcing risk levels by country, enhanced monitoring practices, and a new forestry grievance process.
As part of our commitment to reducing the environmental impact of our products, we continue to increase our offering of independently certified products that have validated environmental claims, preserve and protect natural resources, and help customers decrease energy and water consumption. We work with local and regional utilities to offer customers assorted rebates for a variety of environmentally efficient products including ENERGY STAR® and WaterSense®.

Reducing our Environmental Footprint

We are committed to mitigating climate change by reducing the environmental impact of our operations and supply chain through reducing carbon emissions with investments in energy efficiency, use of renewable energy, environmentally friendly transportation practices, and innovative water and waste management systems.

Greenhouse Gas (GHG) Emissions
In December 2022, Lowe’s established a goal to reach net-zero emissions across the Company’s scope 1, 2, and 3 GHG emissions by 2050. To meet interim targets, Lowe’s has also committed to decreasing its scope 1 and 2 emissions by 40% and reducing scope 3 emissions by 22.5% below 2021 levels by 2030. We report our progress annually in Lowe’s Corporate Responsibility Report, to CDP, and via lowes.com/net-zero. The contents of these reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (SEC).

To reach these targets, Lowe’s will focus on increasing operational efficiency and working to reduce emissions across Lowe's entire value chain. We are making further investments in energy efficiency and renewable energy within our operations, while exploring emerging technologies to reduce emissions associated with our vehicle fleet and facilities. Over the past three years, we have spent more than $400 million across multiple projects including replacing stores’ aging HVAC units with high efficiency models, installing and updating building management systems, installing pallet grinders, and completing indoor LED lighting upgrades. Lowe’s continues to partner with our suppliers to decrease our scope 3 GHG emissions. We encourage suppliers to report their emissions to CDP, giving suppliers more insight into how they generate emissions, which is the first step toward helping them reduce upstream emissions. This collaboration can help suppliers increase their operational efficiency and reduce their emissions through the use of renewable energy and low-carbon innovations. When our suppliers mitigate their impacts on the climate, Lowe’s own scope 3 emissions can be reduced.

Procuring renewable energy is another lever to reduce our emissions footprint. Our first renewable power purchase agreement, the Mesquite Star wind farm in Texas, went live in fiscal 2020 and is now in its fourth year of operation. As we strive to establish a pipeline of other offsite renewable projects, several projects are planned to become active over the next few years. Lowe’s is a member of the Clean Energy Buyers Association to evaluate and explore new opportunities and technologies across renewable energy markets (e.g., community solar, power purchase agreements), as well as implementing on-site solar generation in multiple states. In fiscal 2023, we announced plans to install rooftop solar panels at 174 store and distribution center locations nationwide, including more than 50 sites currently in operation. Once each site is completed, the solar panels will provide approximately 90% of the energy usage at each location.

We are dedicated to promoting sustainable practices in the transportation industry, and we collaborate with the Environmental Protection Agency’s (EPA’s) SmartWay program to reduce transportation emissions by managing and reducing fuel usage through incentives for freight contractors to improve efficiency. We are an EPA SmartWay program partner and aim for 100% SmartWay certification for our transportation providers. This program provides access to comprehensive data and oversight of scope 3 emissions associated with our U.S. transportation footprint.

Waste
We partner with suppliers to improve recycling and waste diversion, develop regional management processes, measure waste streams, and conduct waste audits. At a local level, store waste, including cardboard, broken appliances, and wood pallets, is recycled through national and regional partners, and we provide in-store recycling and reuse centers for our customers to bring in plastic planter pots, compact fluorescent lamp bulbs, plastic bags, and rechargeable batteries. In our third year collaborating with How2Recycle, we continue to educate customers and encourage proper recycling of our product packaging. As technology and innovative practices improve, we will continue to explore opportunities to participate in the circular economy.

Water
While our water consumption is modest compared with other industries, we continue to focus on reducing water consumption within our operations. We use smart irrigation controllers for efficient watering at most stores and have been exploring other water-efficient measures to increase water savings in our stores and garden centers. Additionally, we use leak detection technology to catch leaks as they occur to prevent unnecessary water use. We also have protocols in place to manage the disposal of chemicals to prevent release into waterways of the communities we serve.

Corporate Responsibility Reporting

Lowe’s participates in the CDP’s climate change, forests, and water security questionnaires to benchmark and quantify our environmental practices and provide transparency on our progress. Lowe’s continues to externally verify our scope 1 and 2 GHG emissions and water usage data to increase confidence in our reporting. Additionally, our annual Corporate Responsibility Report is guided by the Sustainable Accounting Standards Board, the Global Reporting Initiative, and the U.N. Sustainable Development Goals, and we publish our Task Force on Climate-related Financial Disclosures Report to assess our climate-related risks and opportunities and better understand the potential impacts on our value chain.

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

Item 1A - Risk Factors

We describe below certain risks that could adversely affect our results of operations, financial condition, business reputation, or business prospects. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in our future periodic reports on Form 10-K, Form 10-Q, and reports on other forms we file with the SEC. All forward-looking statements about our future results of operations or other matters made by us in this Annual Report, in our Annual Report to Lowe’s Shareholders, and in our subsequently filed reports to the SEC, as well as in our press releases and other public communications, are qualified by the risks described below.

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

Strategic, Competitive, Operational, and Reputational Risks

We may be unable to adapt our business concept in a rapidly evolving retail environment to address the changing shopping habits, demands, and demographics of our customers.
The home improvement retail environment, like the retail environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. Our success is dependent on our ability to identify and respond to the economic, social, style, and other trends that affect demographic and consumer preferences in a variety of our merchandise categories and service offerings, as well as consumer spending. Customers’ expectations about how they wish to research, purchase, and receive products and services have also evolved. It is difficult to predict the mix of products and services that our customers will demand. As our customers expect a more personalized experience, our ability to offer more localized assortments of our merchandise to appeal to local tastes within each customer group is important to our ability to effectively meet customer expectations. Customers also have evolving preferences and expectations related to the sustainability of our products and operations. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.

Failure to identify such trends, adapt our business concept, implement an increasingly localized merchandising assortment, and implement related strategic initiatives successfully could negatively affect our relationship with our customers, the demand for the home improvement products and services we sell, the rate of growth of our business, our market share, and results of operations.

We may not be able to realize the intended benefits of our strategic initiatives focused on providing an omnichannel shopping experience to our customers if we fail to deliver the capabilities required to execute on them.
Our interactions with customers have evolved into an omnichannel experience as they use computers, tablets, mobile phones, and other electronic devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omnichannel and digital retail is quickly evolving, and we must anticipate and meet our customers’ expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed, and provide a consistent customer experience. We also need to collect, use, and share relevant customer data to effectively meet customer expectations of a more personalized experience. Our ability to collect, use, and share such data is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security, as well as the change of third-party policies restricting data collection, use, and sharing.

The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics have required us to, and will continue to require us to, deliver large, complex programs requiring integrated planning, initiative prioritization, and program sequencing. These initiatives have required, and will continue to require, new competencies in many positions, and our management, associates, and contractors have had to and will need to continue to adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, to support our strategic initiatives and the related technology investments needed to implement our strategic investments, we must attract and retain a large number of skilled professionals, including technology professionals. The market for these professionals is increasingly competitive. Our results of operations, financial condition, or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors, or if we are unable to attract, retain, and manage the talent succession of additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retail environment.

We have many competitors who could take sales and market share from us if we fail to execute our strategic initiatives effectively, or if they develop a substantially more effective or lower cost means of meeting customer needs, resulting in a negative impact on our business and results of operations.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors. The principal competitive factors in our industry include location of stores, product assortment, product pricing, in-stock levels, customer service, and the evolution of technology and customer expectations. We face growing competition from online and omnichannel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization and integration of rapidly evolving technologies, including artificial intelligence and machine learning technologies. Further, online and omnichannel retailers continue to focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times, including same-day and next-day fulfillment, low-price or free shipping, and convenient pick-up options, and we must make investments to keep up with our customers’ evolving shopping preferences. Our ability to be competitive on delivery times, delivery costs, and delivery options depends on many factors, including successful implementation and the continued maintenance of our initiatives related to supply chain transformation, including our market-based delivery model, and our relationships with third parties providing delivery services. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance. Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

If we fail to hire, train, manage, and retain qualified associates or corporate support staff with the capabilities of delivering on strategic objectives, our labor costs and results of operations could be negatively impacted.
Our customers expect our associates to be well trained and knowledgeable about the products we sell and the home improvement services we provide. We compete with other retailers for many of our associates, and we are experiencing a competitive labor market with low unemployment. Increasingly, our sales associates must have expanded skill sets. It is important that we attract and retain a diverse workforce that can deliver relevant, culturally competent, and differentiated experiences for a wide variety of culturally diverse customers. Additionally, in order to deliver on the omnichannel expectations of our customers and related strategic objectives, we rely on the specialized training and capabilities of corporate support staff, which are broadly sought after by our competitors. Further, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, are critical to our business success. The loss of key executive or senior officers or our failure to adequately plan for succession of senior management personnel could impact our ability to achieve our strategic objectives. If we are unable to hire, train, manage, and retain qualified associates, the quality of service we provide to our customers may decrease and our results of operations could be negatively affected.

Our ability to meet our labor needs, particularly in a competitive labor market, while controlling our costs is subject to a variety of external factors, including wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics and the adoption of new or revised legislation or regulations governing immigration, employment, labor relations, minimum wage, health care benefits and family and medical leave. Wages are increasing across the United States, and due to competition among potential employers, we are subject to upward pressure on associate wages and employer-provided benefits, which in turn increases labor costs. Additionally, many associates are in entry-level or part-time roles with historically higher turnover rates, which leads to increased training and retention costs. Further, there is increased labor organizing activity in the United States. We are subject to labor organizing efforts from time to time, and if we become subject to collective bargaining agreements in the future, it could affect how we operate our business. Our response to any organizing efforts could be perceived negatively and harm our business and reputation. In addition to our United States operations, we have support offices in India and China, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our business and results of operations.

Positively and effectively managing our public image and reputation is critical to our business success, and, if our public image and reputation are damaged, it could negatively impact our relationships with our customers, vendors, associates, and shareholders, and consequently, our business and results of operations.
Our public image and reputation are critical to ensuring that our customers shop at Lowe’s, our vendors want to do business with Lowe’s, and our associates want to work for Lowe’s. We must continue to manage, preserve, and grow Lowe’s public image and reputation. Lowe’s actual or perceived position or lack of position on social, environmental, political, public policy, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation. In addition, failure to meet our stated environmental and social goals, and consumer and shareholder concerns about our environmental and social practices are potential sources of reputational risk. Vendors and others with whom we do business may affect our reputation. Any negative incident can erode trust and confidence quickly, and adverse publicity about us could damage our reputation and brand image, undermine our customers’ confidence, reduce demand for our products and services, affect our relationships with current and future vendors, impact our results of operations, affect our ability to recruit, retain, and engage our associates, and attract regulatory scrutiny. The significant expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such negative incidents.

Additionally, our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets, and other intellectual property rights are valuable assets of our business. We may not be able to prevent or even discover every instance of unauthorized third-party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. If we are unable to successfully protect our intellectual property rights, our business could be adversely affected.

Failure to achieve and maintain a high level of product and service quality could damage our image with customers, expose us to litigation and negatively impact our sales, profitability, cash flows, and financial condition.
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and our brand image. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks. As a result, Lowe’s reputation as a retailer of high-quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty. Additionally, we and our customers have expectations on responsible sourcing and compliance with applicable laws and regulations. Under our Vendor Code of Conduct, our vendors are required to meet our expectations across multiple areas of compliance, including health and safety, environmental standards, compensation, hours of work, and prohibitions on child and forced labor. Where appropriate, we request that our vendors provide additional documentation proving their compliance in these areas. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase. Actual, potential, or perceived product safety concerns or vendor non-compliance exposes us to litigation, as well as government enforcement action, and could, and in certain instances in the past has, resulted in costly product recalls, the inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions, and other liabilities.

Our sales and profitability depend on our ability to maintain our store base and maintain appropriate levels of inventory and failure to do so may affect our business, financial condition and result of operations.
We have a store base that requires maintenance, investment, and space reallocation initiatives to deliver the shopping experience that our customers desire. Our capital investments in our stores may not deliver the convenience or relevant shopping experience our customers expect. It is important that we maintain appropriate levels of inventory in our stores and supply chain facilities and respond to changing customer demands. We must also maintain a safe store environment for our customers and associates, as well as to protect against loss or theft of our inventory (known as “shrink”). Higher rates of shrink, which we have experienced from time to time, including as a result of organized retail crime, can require operational changes that may increase costs and adversely impact customer and associate experience.

Supply Chain and Third-Party Risks

Disruptions in our supply chain and our fulfillment network for our products due to various factors including, but not limited to, global health crises, geopolitical conflicts, trade policy changes, and additional tariffs, have affected and may continue to affect our business and results of operations.
We source, stock, and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. Catastrophic events, extreme weather conditions, public health crises, and global economic and political conditions may adversely affect our global supply chain. For example, impacts related to the COVID-19 pandemic placed strains on the domestic and international supply chain, which negatively affected the flow and availability of our products in the past due to difficulties in timely obtaining products from the manufacturers and suppliers of our products.

We source a large number of our products from foreign manufacturers, with China being the dominant import source. Tax and trade policies, tariffs, and other regulations affecting trade between the United States and other countries, especially China, increase the cost of our merchandise sourced from outside of the United States, which represents a large percentage of our private branded and national brand merchandise. It remains unclear how tax or trade policies, tariffs, customs actions, or trade relations may evolve in the future, which could adversely affect our business, results of operations, effective income tax rate, liquidity, and net income. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future. The degree of our exposure is dependent on, among other things, the type of goods, rates imposed, and timing of tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.

Financial instability among key vendors, political instability, geopolitical or armed conflicts, and labor unrest in source countries or elsewhere in our supply chain, changes in the total costs in our supply chain (including fuel), labor costs or labor shortages among our vendors, port labor disputes and security, the outbreak of pandemics, weather-related events, natural disasters, work stoppages, shipping capacity restraints, shipping delays and disruptions, changes in trade policy, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs or duties, customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions, fluctuations in transport availability, capacity, and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. In recent years, U.S. ports have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which were further exacerbated by the COVID-19 pandemic.

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
We continue to transform and expand our supply chain network and existing omnichannel capabilities to meet changing customer needs. These investments are designed to promote greater network capacity and better flow management and optimization while leveraging a market delivery model. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. If we are unable to effectively manage the volume, timing, nature, location, and cost of these investments, projects, and changes, our business operations and financial results could be materially and adversely affected. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with implementing new technologies, restructuring support systems and processes, securing appropriate facility locations, addressing impacts on inventory levels, and managing third-party service providers, could disrupt or reduce the efficiency of our operations and impact our profitability. Our investments to enhance and expand our supply chain might not provide the anticipated benefits, or might take longer than expected to complete or realize anticipated benefits, or might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.

Our inability to effectively and efficiently manage and maintain our relationships with selected suppliers of both national brand and private branded products could negatively impact our business operations and financial results.
We form strategic relationships, some of which are exclusive, with selected suppliers to market and develop products under a variety of recognized and respected national brand names. We also have relationships with certain suppliers to enable us to sell private branded products which differentiate us from other retailers. The inability to effectively and efficiently manage and maintain our relationships with these suppliers could negatively impact our business operations and financial results.

Failure of a key vendor or service provider that we cannot quickly replace could disrupt our operations and negatively impact our business, financial condition, and results of operations.
We rely upon a number of vendors as the sole or primary source of some of the products we sell. We also rely upon many independent service providers for technology solutions and other services that are important to many aspects of our business. Many of these vendors and service providers have certain products or specialized skills needed to support our business concept and our strategies. If these vendors or service providers discontinue operations or are unable to perform as expected, or if we fail to manage them properly or we are unable to replace them quickly, our business could be adversely affected, at least temporarily, until we are able to replace them.

Failures relating to our third-party installer program or by our third-party installers have resulted in and could result in increased operational and legal risks and negatively impact our business, financial condition and results of operations.
We contract with third-party installers to provide installation services to our customers, and, as the general contractor, we are subject to regulatory requirements and risks applicable to general contractors, including certain licensing and permitting requirements, and those relating to the quality and performance of our third-party installers. We have faced investigations by one or more government agencies relating to our compliance with applicable laws and regulations, including an investigation with respect to whether we are in compliance with applicable recordkeeping requirements and lead-safe practices. Any adverse result following such investigations could negatively affect our operations. In addition, failures by us or our third-party installers to effectively manage such requirements and internal processes regarding installation services have, from time to time, resulted in, and in the future could result in lost sales, fines, and lawsuits, as well as damage to our reputation, and may result in the loss of our general contractor licenses, which could negatively affect our business.

Technology and Cybersecurity Risks

Our financial performance could be adversely affected if our information systems or the information systems of third-party vendors are seriously disrupted or we fail to properly maintain, improve, upgrade, and expand those systems.
Our efforts to provide an omnichannel experience for our customers include investing in, maintaining, and making ongoing improvements of our existing information systems that support operations, such as sales, inventory replenishment, merchandise ordering, project design and execution, transportation, receipt processing and fulfillment. We also engage third-party vendors for a variety of reasons, including for digital storage technology and content delivery. Such vendors may have access to information about our customers, associates, or vendors. Our systems and the systems of third-party vendors are subject to damage or interruption as a result of catastrophic events, power outages, viruses, malicious attacks, and telecommunications failures, or other vulnerabilities and irregularities, and as a result we may incur significant expense, data loss, as well as an erosion of customer confidence.

Additionally, we continually make investments in our systems which may introduce disruption. In particular, the Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. We may not be able to achieve the anticipated benefits of these investments and may experience operational challenges such as delays or errors in implementation, security failures such as loss or corruption of data, reputational harm, increased costs and other significant disruptions. Our financial performance could be adversely affected if our information systems are seriously disrupted or we fail to properly maintain, improve, upgrade, and expand those systems.

The failure of customer-facing technology systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the Internet from computers, tablets, smartphones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them. Our websites, primarily Lowes.com, are a sales channel for our products, and are also a method of making product, project, and other relevant information available to our customers that impacts our in-store sales. Additionally, we have other affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among, and otherwise interact with our customers, including through online visualization and configuration tools. Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service, ransomware, or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented, could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable online vendor and source of information about home improvement products and services.

Our business, reputation, results of operations, and financial condition could be adversely affected by cybersecurity incidents and the failure to protect customer, associate, vendor, or Company information or to comply with evolving regulations relating to our obligation to protect our systems, assets, and such information.
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

In the normal course of business, we and our third-party service providers have in the past and will likely continue to experience cybersecurity threats and incidents, and certain of our third-party service providers have been subject to disruption due to ransomware and other cyber-attacks. Although, we do not believe such cybersecurity threats or incidents have had a material impact on us to date, there is no guarantee that a future cybersecurity threat or incident will be detected and remediated to not have a material adverse impact on our business strategy, reputation, results of operations, or financial condition. It can be difficult to preempt or detect ever-evolving forms of cyber-attacks, and we and our third-party service providers may not be able to adequately anticipate or prevent a future breach in our or their systems that results in the unauthorized access to, destruction, misuse, or release of personal information or other sensitive data. The increased levels of remote access to our information systems and the continued use of remote work infrastructure has further increased the possible attack surfaces, and we are exposed to increased risk to the security of our information systems or the information systems of third-party vendors and the confidentiality, integrity, and availability of our data.

A ransomware attack could prevent us or our third-party service providers from accessing data or systems that support Lowe’s operations. Our information security or our service providers’ information security may also be compromised because of human errors or acts, including by associates, or system errors. Our systems and our service providers’ systems are additionally vulnerable to a number of other causes, such as critical infrastructure outages, computer viruses, technology system failures, catastrophic events or cyber-attacks, including the use of malicious codes, worms, phishing, and ransomware. In the event that our systems are breached or damaged for any reason, we may also suffer loss or unavailability of data and interruptions to our business operations while such breach or damage is being remedied. Should these events occur, the unauthorized disclosure, loss, or unavailability of data and disruption to our business may have a material adverse effect on our reputation, drive existing and potential customers away and lead to financial losses from remedial actions, or potential liability, including possible litigation and punitive damages. A security breach resulting in the unauthorized release of data from our information systems or our third-party service providers’ information systems would also materially increase the costs we already incur to protect against such risks and require dedication of substantial resources to manage the aftermath of such a breach. We maintain cybersecurity insurance coverage although such insurance may be insufficient to compensate us for losses that may occur or may not cover certain cyber incidents. Additionally, the rapid evolution of artificial intelligence and machine learning technologies and the implementation of pilot programs integrating generative artificial intelligence into our internal and customer-facing systems may intensify our cybersecurity risks and create new risks to our business, operations, and financial condition.

Data privacy and cybersecurity laws are constantly changing, and the implementation of these laws has become more complex. In order to maintain our compliance with such laws as they come to fruition, we may sustain increased costs and change our business policies and processes in order to adapt to new requirements that are or become applicable to us. As the regulatory environment relating to retailers’ and other companies’ obligation to protect personal information becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines, other regulatory sanctions, or government investigation, and potentially to lawsuits brought by private individuals, regulators or states’ attorney general. Such violation or perceived violation of privacy, including improper collection, use of sharing of personal information, or failure to sufficiently disclose privacy practice, can adversely affect the trust that customers, associates, and business partners have in us related to their personal information.

See Item 1C of this Form 10-K, “Cybersecurity,” for more information on our cybersecurity risk management and governance.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, trade credit, mobile and electronic payments, gift cards, cash, consumer invoicing and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. Additionally, we rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards, promotional financing, and other forms of electronic payment, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. National outages with our third-party credit and debit processor have resulted in lost sales and declined transactions after purchases. Future occurrences of such failures in third party systems are difficult to predict and may adversely affect our operations in unexpected ways.

Investment-Related Risks

Our strategic transactions involve risks, and we may not realize the expected benefits because of numerous uncertainties and risks.
We regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies, and other various benefits. Our ability to deliver the expected benefits from any strategic transaction is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity, and complexity of our operations. Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Additionally, we have recognized material impairments in the past and may do so in the future, including in connection with assets we have acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, which have and may in the future materially reduce our earnings. For example, in fiscal 2022, the Company recorded pre-tax impairment, loss on sale, and other closing costs of $2.5 billion related to the sale of its Canadian retail business, which reduced earnings for fiscal 2022. Our shareholders may react unfavorably to our strategic transactions and strategic transactions may also be subject to regulatory uncertainty due to the changing enforcement landscape. We may not realize the anticipated benefits from such transactions, we may be exposed to additional liabilities of any acquired business or joint venture, and we may be exposed to litigation in connection with the strategic transaction. Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

Legal, Regulatory and Other External Risks

Our sales are dependent upon the health and stability of the general economy. Adverse changes in macroeconomic factors specific to the home improvement industry may negatively impact the rate of growth of our total sales and comparable sales.
Many macroeconomic factors may adversely affect our financial performance. These include, but are not limited to, periods of slow economic growth or recession, home price appreciation or decreasing housing turnover, age of housing stock, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, the impact of rising interest rates, consumer debt levels, changes in tax rates and policy, outbreak of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, geopolitical or armed conflicts, and acts of both domestic and international terrorism. Additionally, in fiscal 2023, we continued to operate in an environment with inflationary pressures and higher interest rates. In particular, if cost inflation of merchandise increases beyond our ability to control or respond effectively, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand. Sales of many of our product categories and services are driven by the activity level of home improvement projects. Adverse development in these factors could result in a decrease in home improvement activity which could reduce demand for our products and services.

Our business could be affected by uncharacteristic or significant weather conditions, including natural disasters and changes in climate, as well as other catastrophic events, which could impact our operations.
Natural disasters, such as hurricanes and tropical storms, fires, floods, tornadoes, and earthquakes; unseasonable, or unexpected or extreme weather conditions, such as major or extended winter storms or droughts, whether as a result of climate change or otherwise; severe changes in climate; pandemics and public health concerns; acts of terrorism or violence, including active shooter situations; civil unrest; or similar disruptions and catastrophic events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. Natural disasters or catastrophic climate events may increase demand for certain of our products, and if we are unable to meet such customer demands, our reputation, business, and financial operations could be harmed, particularly if our responses to such events are less adequate than those of our competitors. These types of events can also adversely affect our workforce and prevent associates and customers from reaching our stores and other facilities. They can also disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders and to communicate with our stores. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures, could render a portion of our inventory damaged or unsellable. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

Our business and operations are subject to risks related to the long-term effects of global climate change.
Our business and operations are subject to climate-related risks. These include both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. Climate change, extreme weather conditions, wildfires, droughts, and rising sea levels may impact the areas in which the Company’s operations and facilities are located, and they could also affect our ability to procure commodities at costs and in quantities we currently experience. Such events could result in an increase in our costs and expenses and harm our future revenue, cash flows, and financial performance. Government regulations limiting carbon dioxide and other greenhouse gas emissions may increase compliance and merchandise costs, and other regulations affecting energy inputs could materially affect our profitability. In addition, we use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns.

Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
Our business is subject to a wide array of federal, state, and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state, and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic, or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage requirements, collective bargaining, the classification of exempt and non-exempt employees, the distinction between employees and contractors, other wage, labor or workplace regulations, health care, data privacy and cybersecurity, the sale and pricing of some of our products, transportation, logistics, international trade, responsible sourcing, supply chain transparency, taxes, unclaimed property, sustainability, the environment and climate change, including energy costs and consumption, could increase our costs of doing business or impact our operations. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to reputational and legal risks, including government enforcement action and class action civil litigation, which could adversely affect our business, financial condition, and results of operations.

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

The inflation or deflation of commodity and other prices could affect our prices, demand for our products, and our sales.
Prices of certain commodity products, including lumber, copper, energy, and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary pressures, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Rapid and significant changes in commodity and other prices, such as changes in lumber prices, and our ability to pass them on to our customers or manage them through our portfolio strategy, have affected, and may continue to affect, the demand for our products and our sales.

Tax matters could adversely affect our results of operations and financial conditions.
We may be affected by higher rates of federal, state, or local tax imposed as a result of political developments or economic conditions, which could affect our effective tax rate. Our effective tax rate and future tax liability could be adversely affected by regulatory and legal changes, the results of tax audits and examinations, disallowed tax strategies, and changes in accounting principles and interpretations relating to tax matters, all of which could negatively impact our business. Changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

Liquidity and access to capital rely on efficient, rational, and open capital markets and are dependent on our credit strength. Our inability to access capital markets could negatively affect our business, financial performance, and results of operations.
We rely on cash flows from operations, as well as continued access to capital markets on both a short-term and long-term basis, as needed, to fund our operations, make strategic investments to support long-term growth, return excess cash to shareholders in the form of dividends and share repurchases, and repay debt maturities as they become due. Our access to capital markets depends on our strong credit ratings, the overall condition of such capital markets and our operating performance. If rating agencies lower or place our credit ratings on a credit watch, or if we experience a deterioration of certain financial ratios, it could adversely affect our ability to access the public debt markets and our cost of funds. Each of the credit rating agencies reviews its ratings periodically, and there is no guarantee that our current credit ratings will remain the same. Disruption in the financial markets, including as a result of rising interest rates, bank failures or other macroeconomic conditions, or an erosion of our credit strength or declines on our credit rating could impact negatively our ability to meet capital requirements or fund working capital needs.

Item 1B - Unresolved Staff Comments

None.

Item 1C - Cybersecurity

We maintain a robust cybersecurity program that we have designed with the goal of identifying, deterring, detecting, responding to, and managing potential cybersecurity risks and threats.

Risk Management and Strategy

Risk management is a central part of our cybersecurity program. We conduct regular risk assessments and monitor our information systems for potential vulnerabilities. We employ a risk quantification model to identify, measure, and prioritize cybersecurity and technology risks, and we implement corresponding security controls and safeguards based on model outputs.

In addition to cybersecurity risks being tracked, managed, and monitored directly by the information security group, cybersecurity risks are also integrated into, and are among the risks evaluated and considered by, our enterprise risk management program. The Company’s Chief Legal Officer provides centralized oversight of our enterprise risk management program, which is managed by our Chief Compliance Officer and the Office of Enterprise Risk Management in partnership with the Enterprise Risk Council (ERC). The ERC is comprised of senior Company leaders with broad enterprise experience, including our Chief Information Security Officer (CISO).

Processes and Procedures

We have adopted physical, technological, and administrative controls on cybersecurity. Our risk management processes include, among others, the following features:

•We leverage the National Institute of Standards and Technology security frameworks as well as established internal security standards, industry practices, and applicable regulatory requirements. Our program is designed to comply with a range of applicable industry standards, such as the Payment Card Industry Data Security Standard.

•We maintain cybersecurity insurance coverage that provides protection against potential losses arising from certain cybersecurity incidents.

•We require that cybersecurity awareness and data privacy training, along with company-wide and tailored training programs, be provided to associates annually. We also regularly conduct phishing and social engineering simulations, and host events to increase awareness, including an annual cybersecurity awareness summit and monthly campaigns.

•We have a cybersecurity incident response plan in place which provides a framework for responding to cybersecurity incidents. Our information security team leverages technologies and vendors to monitor and respond to security threats via a dedicated security operations center. In the event of a security incident, a defined procedure outlines containment, response, and recovery actions that draw on resources and leadership across the Company, as needed.

•A cross-functional team conducts periodic simulated exercises, and we perform regular vulnerability scanning and conduct vulnerability testing during the software development life cycle.

•We collaborate with internal stakeholders and third-party assessors and consultants to conduct regular reviews, tests, and audits of our security program. This coordinated approach reviews security controls that safeguard our information assets, including payment information, through processes such as security control assessments and third-party penetration testing. Additionally, we utilize tabletop exercises, penetration and vulnerability testing, red team exercises, simulations, and other evaluations to improve our security measures and strategies.

•We also participate in various cybersecurity and retail industry groups to remain apprised of emerging cybersecurity risks, defense, mitigation strategies, and governance best practices.

Third-Party Risk Management

Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party service providers. We have developed contracting processes and terms to gain commitments from certain vendors and third-party service providers to adhere to appropriate security practices and outline specific security requirements and expectations, including compliance with industry standards, applicable laws and regulations, and our internal security policies. We regularly evaluate and assess vendor risk levels based on a variety of factors, such as the nature of shared data, potential impact to business continuity, and vendors' security posture. Our processes extend beyond initial evaluations to include proactive monitoring and routine oversight.

Cybersecurity incidents and risks of which we are aware as of the date of this Form 10-K have not materially affected our business strategy, results of operations, and financial condition, although we face ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business strategy, reputation, results of operations, or financial condition. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on our cybersecurity-related risks.

Governance

Our Chief Digital and Information Officer (CDIO), our CISO, and senior members of our information security group are responsible for identifying, assessing, and managing risks from cybersecurity threats. Our CISO, who manages our cybersecurity program and receives information regarding cybersecurity incidents and threats from our information security group and through internal escalation procedures, reports to the CDIO, who reports directly to our Chairman, President, and Chief Executive Officer.

The CDIO has served in various roles in information technology for over 25 years, holds undergraduate and graduate degrees in electrical and electronics engineering and computer science, and brings significant insights into cybersecurity strategies. The CISO has served in various roles in information security for over 30 years, including serving as a CISO of four public companies. The senior members of the information security group who report to the CISO have extensive experience in technology and security roles from serving with several large public companies and possess cybersecurity certifications, including Certified Information Systems Security Professional, Certified Information Security Manager, and Certified Information Systems Auditor, among others.

Oversight responsibility over cybersecurity risk is shared by the Board and the Audit Committee, with the Audit Committee being primarily responsible for overseeing risks related to cybersecurity, data protection, and privacy matters. The Audit Committee regularly reviews metrics about cyber threat response preparedness, program maturity milestones, risk mitigation status, and the current and emerging threat landscape, in addition to the results of third-party reviews and assessments of our security controls. Our CDIO or CISO provide regular cybersecurity updates in the form of written reports and presentations to the Audit Committee at its quarterly meetings, which are also provided to the full Board. We also have protocols by which certain cybersecurity incidents are escalated and, where appropriate, reported to the Audit Committee in a timely manner.

Item 2 - Properties

As of February 2, 2024, our properties consisted of 1,746 stores and outlets in the United States with a total of approximately 195 million square feet of selling space.  A summary of our stores is as follows:

State	Stores	State	Stores
Alabama	39	Montana	5
Alaska	5	Nebraska	5
Arizona	32	Nevada	17
Arkansas	21	New Hampshire	13
California	112	New Jersey	40
Colorado	29	New Mexico	14
Connecticut	17	New York	70
Delaware	10	North Carolina	116
District of Columbia	1	North Dakota	3
Florida	129	Ohio	84
Georgia	64	Oklahoma	29
Hawaii	4	Oregon	14
Idaho	8	Pennsylvania	83
Illinois	37	Rhode Island	5
Indiana	43	South Carolina	51
Iowa	11	South Dakota	3
Kansas	12	Tennessee	60
Kentucky	42	Texas	144
Louisiana	30	Utah	17
Maine	11	Vermont	2
Maryland	29	Virginia	69
Massachusetts	28	Washington	35
Michigan	45	West Virginia	18
Minnesota	10	Wisconsin	8
Mississippi	24	Wyoming	1
Missouri	47	Total	1,746

Of the total stores operating as of February 2, 2024, approximately 89% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate several facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

Item 3 - Legal Proceedings

The Company is from time to time a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims, and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position, or cash flows. SEC rules establish a threshold of $300,000 for purposes of disclosing environmental proceedings involving a governmental authority. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

The U.S. Attorney’s Office for the Central District of California and the U.S. EPA’s Region 9 Office have been conducting an investigation with respect to whether the Company and independent contractors who performed installations under the Company’s third-party installer program complied with applicable recordkeeping requirements and lead-safe practices under the Toxic Substances Control Act, the EPA’s Lead Renovation, Repair and Painting Rules, and with an EPA civil consent decree that the Company entered into in 2014 in the context of projects in homes constructed before 1978. In the third quarter of fiscal 2023, the EPA’s Region 5 and other EPA and U.S. Department of Justice representatives informed the Company that they have identified possible deviations from the consent decree. While we cannot predict the ultimate outcomes of these matters, we do not expect them to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Name	Age	Title
Marvin R. Ellison	59	Chairman, President and Chief Executive Officer since May 2021; President and Chief Executive Officer, July 2018 – May 2021; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc. (a department store retailer), 2016 – May 2018; Chief Executive Officer, J.C. Penney Company, Inc., 2015 – 2016; President, J.C. Penney Company, Inc., 2014 – 2015; Executive Vice President – U.S. Stores, The Home Depot, Inc. (a home improvement retailer) 2008 – 2014.

William P. Boltz	61	Executive Vice President, Merchandising since August 2018; President and CEO, Chervon North America (a global power tool supplier), 2015 – 2018; President and owner of The Boltz Group, LLC (a retail consulting firm), 2013 – 2015; Senior Vice President, Merchandising, The Home Depot, Inc. (a home improvement retailer), 2010 – 2012; Vice President, Merchandising, The Home Depot, Inc., 2006 – 2010.

Janice M. Dupré	59	Executive Vice President, Human Resources since June 2020; Senior Vice President, Talent Management & Diversity and Global Chief Diversity Officer, January 2020 – June 2020; Vice President, Leadership Development and Global Chief Diversity Officer, November 2017 – January 2020; Vice President of Diversity & Inclusion and Chief Diversity Officer, McKesson Corporation (a healthcare company), June 2015 – October 2017.

Seemantini Godbole	54	Executive Vice President, Chief Digital and Information Officer since September 2022; Executive Vice President, Chief Information Officer, November 2018 – September 2022; Senior Vice President, Digital and Marketing Technology, Target Corporation (a department store retailer), January 2017 – November 2018; Vice President, Digital and Marketing Technology, Target Corporation, 2013 – December 2016.

Joseph M. McFarland III	54	Executive Vice President, Stores since August 2018; Executive Vice President, Chief Customer Officer, J.C. Penney Company, Inc. (a department store retailer), March 2018 – August 2018; Executive Vice President, Stores, J.C. Penney Company, Inc., 2016 – March 2018; Divisional President, The Home Depot, Inc. (a home improvement retailer), 2007 – 2015.

Juliette W. Pryor	59	Executive Vice President, Chief Legal Officer and Corporate Secretary since March 2024; Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary, May 2023 – March 2024; Executive Vice President, General Counsel and Corporate Secretary, Albertsons Companies, Inc. (a food and drug retail company), June 2020 – May 2023; Senior Vice President, General Counsel and Corporate Secretary, Cox Enterprises, Inc. (a multi-industry communications and automotive services company), October 2016 – June 2020; Executive Vice President, General Counsel and Chief Compliance Officer, US Foods, Inc. (a food service distribution company), February 2009 – October 2016.

Brandon J. Sink	46	Executive Vice President, Chief Financial Officer since April 2022; Senior Vice President, Retail Finance, March 2021 – April 2022; Vice President, Merchandising Finance, June 2019 – March 2021; Vice President, Enterprise Strategy, August 2018 – June 2019; Vice President, Finance, September 2016 – August 2018; Vice President, Corporate Controller, July 2015 – September 2016.

Margrethe R. Vagell	46	Executive Vice President, Supply Chain since March 2024; Senior Vice President, Supply Chain, January 2024 – March 2024; Senior Vice President, General Merchandising Manager, June 2019 – January 2024; Senior Vice President, Store Merchandising, September 2018 – June 2019; Vice President, Chief Customer Officer Operations, July 2017 – September 2018; Vice President, Enterprise Analytics, November 2015 – July 2017; Vice President, Pricing and Promotions, October 2014 – November 2015.

Quonta D. Vance	50	Executive Vice President, Pro and Home Services since June 2023; Senior Vice President, Transportation and Final Mile, November 2022 – June 2023; Senior Vice President, General Merchandising Manager, January 2021 – November 2022; Division President, May 2019 – January 2021; Regional Vice President, The Home Depot, Inc. (a home improvement retailer), February 2001 – May 2018.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 21, 2024, there were 20,676 holders of record of Lowe’s common stock.

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on February 1, 2019, in the Company’s common stock and each of the indices.

	2/1/2019	1/31/2020	1/29/2021	1/28/2022	2/3/2023	2/2/2024
Lowe’s	$100.00	$121.99	$178.04	$254.28	$238.42	$247.39
S&P 500	100.00	121.54	142.49	172.39	163.57	199.26
S&P Retail Index	100.00	120.61	170.52	180.58	152.80	210.02

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2023:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2,3]
November 4, 2023 - December 1, 2023	157	$198.14	—	$14,986,000,605
December 2, 2023 - January 5, 2024	2,089	223.14	—	14,986,000,605
January 6, 2024 - February 2, 2024	1,850,715	216.18	1,850,264	14,586,002,236
As of February 2, 2024	1,852,961	$216.19	1,850,264	$14,586,002,236
1    The total number of shares purchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2    On December 7, 2022, the Company announced that its Board of Directors authorized an additional $15.0 billion of share repurchases with no expiration.
3    Excludes excise tax on share repurchases in excess of issuances, which is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ (deficit)/equity.

Item 6 - Reserved

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the two-year period ended February 2, 2024 (our fiscal years 2023 and 2022). Unless otherwise noted, all references herein for the years 2023, 2022, and 2021 represent the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, respectively.   Fiscal years 2023 and 2021 contained 52 weeks of operating results compared to fiscal year 2022, which contained 53 weeks. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our annual financial results:

(in millions, except per share data)	2023	2022[1]	2021
Net sales	$86,377	$97,059	$96,250
Net earnings	7,726	6,437	8,442

Diluted earnings per share	$13.20	$10.17	$12.04
Adjusted diluted earnings per share[2]	13.09	13.81	N/A

Net cash provided by operating activities	$8,140	$8,589	$10,113
Capital expenditures	1,964	1,829	1,853
Repurchases of common stock[3]	6,334	14,128	13,074
Cash dividend payments	2,531	2,370	1,984
1    The fiscal year ended February 3, 2023 had 53 weeks. The fiscal years ended February 2, 2024 and January 28, 2022 had 52 weeks
2    Adjusted diluted earnings per share is a non-GAAP financial measure. See below for additional information and a reconciliation of non-GAAP measures.
3    Repurchases of common stock on a trade-date basis.

Net sales for fiscal 2023 decreased 11.0% from fiscal 2022 to $86.4 billion. Prior year sales included approximately $1.4 billion due to the 53rd week, as well as $5.0 billion generated by our Canadian retail business, which was sold in the fourth quarter of fiscal 2022. Comparable sales for fiscal 2023 decreased 4.7%, consisting of a 4.6% decrease in comparable customer transactions, and a 0.1% decrease in comparable average ticket. Net earnings for fiscal 2023 increased 20.0% to $7.7 billion. Diluted earnings per common share increased 29.8% in fiscal 2023 to $13.20 from $10.17 in fiscal 2022. Included in fiscal 2023 results is pre-tax income of $63 million associated with the fiscal 2022 sale of the Canadian retail business, which increased diluted earnings per share by $0.11. Included in the fiscal 2022 results is $2.5 billion of pre-tax costs associated with the sale of the Canadian retail business consisting of long-lived asset impairment, loss on sale, and additional closing costs, which decreased diluted earnings per share by $3.64. Adjusting for these items, adjusted diluted earnings per common share decreased 5.2% to $13.09 in 2023 from adjusted diluted earnings per common share of $13.81 in 2022 (see the non-GAAP financial measures discussion).

For fiscal 2023, cash flows from operating activities were $8.1 billion, with $2.0 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased $6.3 billion of common stock and paid $2.5 billion in dividends during the year.

Persistent macroeconomic pressures impacted our DIY customer demand in fiscal 2023, particularly in bigger-ticket purchases. While DIY demand remains uncertain, we are committed to highlighting value and convenience, both in our stores and online, to a price-conscious consumer, while maintaining a balanced focus on profitability.

Despite lumber deflation, we generated positive Pro customer comparable sales for the year, supported by the investments we have made in our Pro customer offerings. In addition, our Perpetual Productivity Improvement (PPI) initiatives allowed us the flexibility to control costs and respond to changes in demand. Our omnichannel investments enabled improved technology capabilities across our stores, as well as an enhanced customer experience.

The core demand drivers of our business that we track are disposable personal income, home price appreciation, and the age of the housing stock. Trends such as millennial household formation, elderly preference to age in place, and a persistence of remote work support the home improvement market, and we believe we are well-positioned to execute our strategic plan. Our focus will remain on making the right investments in our Total Home strategy while executing on our PPI initiatives through the near-term market uncertainty to drive meaningful long-term shareholder value.

OPERATIONS

The following table sets forth the percentage relationship to net sales of each line item of the consolidated statements of earnings.  This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

				Basis Point Increase/(Decrease) in Percentage of Net Sales
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	100.00%	100.00%	100.00%
Gross margin	33.39	33.23	33.30	16	(7)
Expenses:
Selling, general and administrative	18.02	20.94	19.01	(292)	193
Depreciation and amortization	1.99	1.82	1.73	17	9
Operating income	13.38	10.47	12.56	291	(209)
Interest – net	1.60	1.16	0.92	44	24
Pre-tax earnings	11.78	9.31	11.64	247	(233)
Income tax provision	2.83	2.68	2.87	15	(19)
Net earnings	8.95%	6.63%	8.77%	232	(214)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

Other Metrics	2023	2022[1]	2021
Comparable sales (decrease)/increase[2]	(4.7)%	(0.9)%	6.9%
Total customer transactions (in millions)	835	937	1,002
Average ticket[3]	$103.51	$103.64	$96.09
At end of year:
Number of stores	1,746	1,738	1,971
Sales floor square feet (in millions)	195	195	208
Average store size selling square feet (in thousands)[4]	112	112	106
Net earnings to average debt and shareholders’ (deficit)/equity	31.6%	26.6%	32.3%
Return on invested capital[5]	36.4%	30.4%	35.3%
1    The fiscal year ended February 3, 2023 had 53 weeks. The fiscal years ended February 2, 2024 and January 28, 2022 had 52 weeks.
2     A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales include online sales, which positively impacted comparable sales in fiscal 2023, fiscal 2022, and fiscal 2021 by approximately 25 basis points, 45 basis points, and 150 basis points, respectively. The comparable sales calculation for fiscal 2022 was calculated using sales for a comparable 52-week period.
3    Average ticket is defined as net sales divided by the total number of customer transactions.
4    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
5    Return on invested capital is calculated using a non-GAAP financial measure. See below for additional information and reconciliations of non-GAAP measures.

Fiscal 2023 Compared to Fiscal 2022

For the purpose of the following discussion, comparable store sales, comparable customer transactions, and comparable average ticket are based upon comparable 52-week periods.

Net Sales – Net sales decreased 11.0% to $86.4 billion in fiscal 2023. The decrease in total sales was driven by the sale of the Canadian retail business in fiscal 2022, the impact of the 53rd week in fiscal 2022, and a decrease in comparable sales. Prior year sales included $5.0 billion generated by our Canadian retail business, as well as approximately $1.4 billion due to the 53rd week. Comparable sales decreased 4.7% over the same period, driven by a 4.6% decline in comparable customer transactions and 0.1% decline in comparable average ticket. Comparable sales change during each quarter of the fiscal year, as reported, were declines of 4.3% in the first quarter, 1.6% in the second quarter, 7.4% in the third quarter, and 6.2% in the fourth quarter.

During fiscal 2023, we experienced comparable sales increases in two of 14 product categories: Building Materials and Lawn & Garden. Strength in Building Materials reflects strong demand from Pro customers while Lawn & Garden benefited from seasonal demand in the first half of the year. Our DIY customer categories were impacted by lower DIY discretionary demand, particularly in bigger-ticket items, as consumers continue to navigate the macroeconomic environment. Our lowest comparable sales were in Lumber which were pressured by significant commodity deflation.

Gross Margin – Gross margin as a percentage of sales for fiscal 2023 leveraged 16 basis points compared to fiscal 2022. The gross margin increase for the year was driven by productivity initiatives and lower transportation costs, partially offset by higher costs associated with the expansion of our supply chain network.

SG&A – SG&A expense for fiscal 2023 leveraged 292 basis points as a percentage of sales compared to fiscal 2022. This was primarily driven by cycling the long-lived asset impairment, loss on sale, and other closing costs associated with the sale of the Canadian retail business in the prior year, and two favorable legal settlements in the current year, partially offset by fixed cost deleverage due to lower sales.

Depreciation and Amortization – Depreciation and amortization expense deleveraged 17 basis points for fiscal 2023 as a percentage of sales compared to fiscal 2022, primarily due to lower sales.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2023	2022
Interest expense, net of amount capitalized	$1,459	$1,137
Amortization of original issue discount and loan costs	23	20
Interest on tax uncertainties	1	3
Interest income	(101)	(37)
Interest – net	$1,382	$1,123

Net interest expense in fiscal 2023 deleveraged 44 basis points primarily due to incremental interest expense related to the issuance of unsecured notes over the past year, partially offset by interest income on our cash equivalents and short-term investments.

Income Tax Provision – Our effective income tax rate was 24.1% in fiscal 2023 compared to 28.8% in fiscal 2022. The fiscal 2022 rate was unfavorably impacted by the partial deductibility of long-lived asset impairment and loss on sale associated with the sale of the Canadian retail business.

Fiscal 2022 Compared to Fiscal 2021

For a comparison of our results of operations, financial condition, liquidity, and capital resources for the fiscal years ended February 3, 2023, and January 28, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023, filed with the SEC on March 27, 2023.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in understanding operational performance for fiscal 2023 and fiscal 2022. Adjusted diluted earnings per share excludes the impact of a certain item, further described below, not contemplated in the Company’s business outlook for fiscal 2023 and fiscal 2022.

Fiscal 2023 Impacts
•In the first quarter of fiscal 2023, the Company recognized pre-tax income of $63 million consisting of a realized gain on the contingent consideration and adjustments to the selling price associated with the fiscal 2022 sale of the Canadian retail business (Canadian retail business transaction).

Fiscal 2022 Impacts
•In the third quarter of fiscal 2022, the Company recognized a pre-tax $2.1 billion long-lived asset impairment of the Canadian retail business. In the fourth quarter of fiscal 2022, the Company recognized additional pre-tax costs totaling $441 million, consisting of the loss on the sale and other closing costs associated with the sale of the Canadian retail business (Canadian retail business transaction).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining this non-GAAP financial measure may differ from the method used by other companies and may not be comparable.

	2023			2022
	Pre-Tax Earnings	Tax[1]	Net Earnings	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$13.20			$10.17
Non-GAAP adjustments – per share impacts
Canadian retail business transaction	(0.11)	—	(0.11)	3.95	(0.31)	3.64
Adjusted diluted earnings per share			$13.09			$13.81
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

(In millions, except percentage data)	2023	2022	2021
Calculation of Return on Invested Capital
Numerator
Net earnings	$7,726	$6,437	$8,442
Plus:
Interest expense – net	1,382	1,123	885
Operating lease interest	157	163	160
Provision for income taxes	2,449	2,599	2,766
Lease adjusted net operating profit	11,714	10,322	12,253
Less:
Income tax adjustment[1]	2,819	2,970	3,024
Lease adjusted net operating profit after tax	$8,895	$7,352	$9,229

Denominator
Average debt and shareholders’ (deficit)/equity[2]	$24,418	$24,155	$26,109
Net earnings to average debt and shareholders’ (deficit)/equity	31.6%	26.6%	32.3%
Return on invested capital[3]	36.4%	30.4%	35.3%
1    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 24.1%, 28.8%, and 24.7% for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
2    Average debt and shareholders’ (deficit)/equity is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ (deficit)/equity.
3 For fiscal 2022, ROIC was negatively impacted approximately 800 basis points as a result of the sale of the Canadian retail business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return excess cash to shareholders in the form of dividends and share repurchases, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of February 2, 2024, we held $921 million of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

As of February 2, 2024, our material contractual obligations and commercial commitments consist of leases, long-term debt, purchase obligations, and letters of credit. See Note 5, Note 7, and Note 14 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for amounts outstanding related to leases, long-term debt, and commitments, respectively, as of February 2, 2024.

Cash Flows Provided by Operating Activities

(In millions)	2023	2022
Net cash provided by operating activities	$8,140	$8,589

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the year ended February 2, 2024, compared to the year ended February 3, 2023, was primarily due to timing of income tax payments and lower net earnings adjusted for non-cash expenses, partially offset by other changes in working capital. Other operating liabilities decreased operating cash flows $2.1 billion for fiscal 2023. This decrease is primarily driven by our third and fourth quarter fiscal 2022 estimated federal tax payments that were deferred until the first quarter of fiscal 2023 under the income tax relief announced by the Internal Revenue Service for businesses located in states impacted by Hurricane Ian. Inventory increased operating cash flow for fiscal 2023 by approximately $1.6 billion compared to a decrease of $2.6 billion in fiscal 2022. Inventory declined in the current year as we managed inventory replenishment in line with sales trends and improved the timing of the spring product build.

Cash Flows Used in Investing Activities

(In millions)	2023	2022
Net cash used in investing activities	$(1,901)	$(1,309)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $2.0 billion in fiscal 2023 and $1.8 billion in fiscal 2022.

For fiscal 2024, our guidance for capital expenditures is approximately $2.0 billion. We may adjust our capital expenditures, if necessary or appropriate, to support our operations, to enhance long-term strategic positioning, or in response to the economic environment.

Cash Flows Used in Financing Activities

(In millions)	2023	2022
Net cash used in financing activities	$(6,666)	$(7,049)

Net cash used in financing activities primarily consist of transactions related to our debt, share repurchases, and cash dividend payments.

Total Debt

In fiscal 2023, we issued $3.0 billion of unsecured notes in March 2023, the proceeds of which were designated for general corporate purposes. Also in fiscal 2023, we paid approximately $500 million due to the scheduled payoff of notes at maturity.

We have a $2.0 billion five-year unsecured revolving third amended and restated credit agreement (the Third Amended and Restated Credit Agreement), with a syndicate of banks, which has a maturity date of December 2026 and an aggregate availability of $2.0 billion. We also have a $2.0 billion five-year unsecured revolving amended and restated credit agreement dated September 1, 2023 (the 2023 Credit Agreement), with a syndicate of banks, which has a maturity date of September 2028 and an aggregate availability of $2.0 billion. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the Third Amended and Restated Credit Agreement and the 2023 Credit Agreement (collectively, the Credit Agreements), the Company may increase the combined aggregate availability of the Credit Agreements by an additional $1.0 billion.

The Credit Agreements support our commercial paper program. The amount available to be drawn under the Credit Agreements is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the commercial paper program or Credit Agreements as of February 2, 2024. Total combined availability under the Credit Agreements as of February 2, 2024, was $4.0 billion. Outstanding borrowings under the Company’s commercial paper program were $499 million, with a weighted average interest rate of 4.78%, as of February 3, 2023. There were no outstanding borrowings under the Credit Agreements as of February 3, 2023.

The Third Amended and Restated Credit Agreement and the 2023 Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants as of February 2, 2024.

The following table includes additional information related to our debt for fiscal 2023 and fiscal 2022:

(In millions, except for interest rate data)	2023	2022
Net proceeds from issuance of debt	$2,983	$9,667
Repayment of debt	$(601)	$(867)
Net change in commercial paper	$(499)	$499
Maximum commercial paper outstanding at any period	$2,195	$2,470
Short-term borrowings outstanding at year-end	$—	$499
Weighted-average interest rate of short-term borrowings outstanding	—%	4.78%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities on share-based payments. Shares repurchased are returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for fiscal 2023 and fiscal 2022:

(In millions, except per share data)	2023	2022
Total amount paid for share repurchases[1]	$6,138	$14,124
Total number of shares repurchased	29.2	71.2
Average price paid per share	$210.07	$198.39
1    Excludes unsettled share repurchases and unpaid excise taxes.

As of February 2, 2024, we had $14.6 billion remaining under our share repurchase program with no expiration date.

Dividends

In the third quarter of fiscal 2023, we increased our quarterly dividend payment by 5% to $1.10 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for fiscal 2023 and fiscal 2022:

(In millions, except per share data and percentage data)	2023	2022
Total cash dividend payments	$2,531	$2,370
Dividends paid per share	$4.30	$3.70
Dividend payout ratio	33%	37%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 25, 2024, which is disclosed to provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us the option to refinance our debt as it becomes due. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Merchandise Inventory

Description
We record an obsolete inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During fiscal 2023, our reserve increased approximately $106 million to $245 million as of February 2, 2024.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  During fiscal 2023, the inventory shrink reserve decreased approximately $3 million to $425 million as of February 2, 2024.

In addition, we receive funds from vendors in the normal course of business, principally as a result of purchase volumes, early payments, or sales-based promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental, and identifiable costs that we incurred to sell the vendor’s product.  The majority of the vendor funds associated with these purchases are earned under agreements that are negotiated on an annual basis or shorter. The funds are recorded as a reduction to the cost of inventory as they are earned. As the related inventory is sold, the amounts are recorded as a reduction to cost of sales. Funds that are determined to be reimbursements of specific, incremental, and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.

Judgments and uncertainties involved in the estimate
We do not believe that our merchandise inventories are subject to significant risk of obsolescence in the near term in excess of our established reserves, and we have the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns or a deterioration in product quality could result in the need for additional reserves.  Likewise, changes in the estimated shrink reserve may be necessary, based on the timing and results of physical inventories.  We also apply judgment in the determination of obsolete inventory and assumptions about net realizable value.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for obsolete inventory or inventory shrinkage during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of products considered obsolete or the weighted average estimated loss rate used in the calculation of our obsolete inventory reserve would each have affected net earnings by approximately $18 million for fiscal 2023. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrink reserve would have affected net earnings by approximately $32 million for fiscal 2023.

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

We evaluate locations for triggering events relating to long-lived asset impairment on a quarterly basis to determine when a location’s assets may not be recoverable. For operating locations, our primary indicator that assets may not be recoverable is consistently negative cash flow for a twelve-month period for those locations that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing operating results. Management also monitors other factors when evaluating operating locations for impairment, including individual locations’ execution of their operating plans and local market conditions, including incursion, which is the opening of either other Lowe’s locations or those of a direct competitor within the same market. We also consider there to be a triggering event when there is a current expectation that it is more likely than not that a given location will be closed or otherwise disposed of significantly before the end of its previously estimated useful life.

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

A potential impairment has occurred if the fair value of the asset group is less than the asset group’s carrying value. The carrying value of an operating location’s asset group includes inventory, property, operating and finance lease right-of-use assets and operating liabilities including accounts payables, accrued compensation, and operating lease liabilities. Financial and non-operating liabilities are excluded from the carrying value of the asset group. When determining the stream of projected future cash flows associated with an individual operating location, management makes assumptions, incorporating local market conditions about key store variables including sales growth rates, gross margin and controllable expenses, such as store payroll and operating expense, as well as asset residual values or lease rates. Operating lease payments are included in the projected future cash flows. Financing lease payments are excluded from the projected future cash flows. An impairment loss is recognized when the carrying amount of the operating location is not recoverable and exceeds its fair value.

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

Effect if actual results differ from assumptions
During fiscal 2023, long-lived asset impairment was immaterial. During fiscal 2022, the Company recorded $2.1 billion of long-lived asset impairment within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings, which reflected the full carrying value of the long-lived assets of the Canada asset group. If the actual results are not consistent with the assumptions and judgments we have made in determining whether it is more likely than not that a location will be closed significantly before the end of its useful life or in estimating future cash flows and determining asset fair values, our actual impairment losses could vary from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability, extended protection plans, and certain medical and dental claims. We have excess insurance coverage above certain retention amounts to limit exposure from single events and earnings volatility. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, $10 million per occurrence involving general liability, product liability, and automobile liability. We do not have any excess insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During fiscal 2023, our self-insurance liabilities increased approximately $34 million to $1.1 billion as of February 2, 2024.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $83 million for fiscal 2023. A 100 basis point change in our discount rate would have affected net earnings by approximately $20 million for fiscal 2023.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates and commodity prices.

Interest Rate Risk

We use interest rate swap agreements as fair value hedges on certain debt. The fair value of our derivative financial instruments as of February 2, 2024, was not material. Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because nearly all of our long-term debt is carried at amortized cost and consists primarily of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful for our financial instruments.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of February 2, 2024.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of February 2, 2024, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lowe’s Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 2, 2024 and February 3, 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ (deficit)/equity, and cash flows, for each of the three years in the period ended February 2, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2024 and February 3, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matters
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
The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes, early payments, or sales-based promotions of vendors’ products. Generally, these vendor funds do not represent the reimbursement of specific, incremental, and identifiable costs incurred by the Company to sell the vendor’s product. Therefore, the Company treats these funds as a reduction in the cost of inventory and are recognized as a reduction of cost of sales when the inventory is sold. Funds that are determined to be reimbursements of specific, incremental, and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense. Due to the diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

We identified the completeness and accuracy of vendor funds as a critical audit matter given the significance of vendor funds to the financial statements and volume of the individual vendor agreements. This required an increased extent of effort when performing audit procedures to evaluate whether the vendor funds were completely and accurately recorded in accordance with the vendor agreements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to whether the vendor funds were completely and accurately recorded in accordance with the terms of the vendor agreements included the following, among others:
•We tested the design and operating effectiveness of controls over vendor funds, including management’s controls over the identification of vendor agreements as well as the accrual and recording of vendor funds as a reduction to the cost of inventory as they are earned, and as a reduction to cost of sales as the related inventory is sold.
•We selected a sample of vendor funds and recalculated the amount earned using the terms of the vendor agreement, including the amount recorded as a reduction to the cost of inventory when earned, and the amount recorded as a reduction to cost of sales as the related inventory is sold.
•We selected a sample of vendor funds and sent confirmations to test the completeness of programs as well as the accuracy of amounts earned and terms of the agreement directly with the vendor.
•Where confirmation responses from vendors were not received, we completed alternative procedures, such as agreement to underlying contractual arrangements and tested the settlement of the arrangement.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 25, 2024

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of February 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 2, 2024, of the Company and our report dated March 25, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 25, 2024

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	Fiscal Years Ended
	February 2, 2024		February 3, 2023		January 28, 2022
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$86,377	100.00%	$97,059	100.00%	$96,250	100.00%
Cost of sales	57,533	66.61	64,802	66.77	64,194	66.70
Gross margin	28,844	33.39	32,257	33.23	32,056	33.30
Expenses:
Selling, general and administrative	15,570	18.02	20,332	20.94	18,301	19.01
Depreciation and amortization	1,717	1.99	1,766	1.82	1,662	1.73
Operating income	11,557	13.38	10,159	10.47	12,093	12.56
Interest – net	1,382	1.60	1,123	1.16	885	0.92
Pre-tax earnings	10,175	11.78	9,036	9.31	11,208	11.64
Income tax provision	2,449	2.83	2,599	2.68	2,766	2.87
Net earnings	$7,726	8.95%	$6,437	6.63%	$8,442	8.77%

Basic earnings per common share	$13.23		$10.20		$12.07
Diluted earnings per common share	$13.20		$10.17		$12.04

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	Fiscal Years Ended
	February 2, 2024		February 3, 2023		January 28, 2022
	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$7,726	8.95%	$6,437	6.63%	$8,442	8.77%
Foreign currency translation adjustments – net of tax	5	0.01	36	0.04	(4)	—
Cash flow hedges – net of tax	(14)	(0.02)	309	0.32	109	0.11
Other	2	—	(2)	—	(5)	(0.01)
Other comprehensive (loss)/income	(7)	(0.01)	343	0.36	100	0.10
Comprehensive income	$7,719	8.94%	$6,780	6.99%	$8,542	8.87%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	February 2, 2024	February 3, 2023

Assets
Current assets:
Cash and cash equivalents	$921	$1,348
Short-term investments	307	384
Merchandise inventory – net	16,894	18,532
Other current assets	949	1,178
Total current assets	19,071	21,442
Property, less accumulated depreciation	17,653	17,567
Operating lease right-of-use assets	3,733	3,518
Long-term investments	252	121
Deferred income taxes – net	248	250
Other assets	838	810
Total assets	$41,795	$43,708

Liabilities and shareholders’ deficit
Current liabilities:
Short-term borrowings	$—	$499
Current maturities of long-term debt	537	585
Current operating lease liabilities	487	522
Accounts payable	8,704	10,524
Accrued compensation and employee benefits	954	1,109
Deferred revenue	1,408	1,603
Income taxes payable	33	1,181
Other current liabilities	3,445	3,488
Total current liabilities	15,568	19,511
Long-term debt, excluding current maturities	35,384	32,876
Noncurrent operating lease liabilities	3,737	3,512
Deferred revenue – Lowe’s protection plans	1,225	1,201
Other liabilities	931	862
Total liabilities	56,845	57,962

Commitments and contingencies

Shareholders’ deficit:
Preferred stock – $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—
Common stock – $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 574 million and 601 million, respectively	287	301
Accumulated deficit	(15,637)	(14,862)
Accumulated other comprehensive income	300	307
Total shareholders’ deficit	(15,050)	(14,254)
Total liabilities and shareholders’ deficit	$41,795	$43,708

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ (Deficit)/Equity
(In millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance January 29, 2021	731	$366	$90	$1,117	$(136)	$1,437
Net earnings	—	—	—	8,442	—	8,442
Other comprehensive income	—	—	—	—	100	100
Cash dividends declared, $3.00 per share	—	—	—	(2,081)	—	(2,081)
Share-based payment expense	—	—	228	—	—	228
Repurchases of common stock	(63)	(32)	(449)	(12,593)	—	(13,074)
Issuance of common stock under share-based payment plans	2	1	131	—	—	132
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	6,437	—	6,437
Other comprehensive income	—	—	—	—	343	343
Cash dividends declared, $3.95 per share	—	—	—	(2,466)	—	(2,466)
Share-based payment expense	—	—	225	—	—	225
Repurchases of common stock	(71)	(35)	(375)	(13,718)	—	(14,128)
Issuance of common stock under share-based payment plans	2	1	150	—	—	151
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
Net earnings	—	—	—	7,726	—	7,726
Other comprehensive loss	—	—	—	—	(7)	(7)
Cash dividends declared, $4.35 per share	—	—	—	(2,531)	—	(2,531)
Share-based payment expense	—	—	209	—	—	209
Repurchases of common stock	(30)	(15)	(349)	(5,970)	—	(6,334)
Issuance of common stock under share-based payment plans	3	1	140	—	—	141
Balance February 2, 2024	574	$287	$—	$(15,637)	$300	$(15,050)
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Cash flows from operating activities:
Net earnings	$7,726	$6,437	$8,442
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,923	1,981	1,882
Noncash lease expense	499	530	517
Deferred income taxes	6	(239)	135
Asset impairment and loss on property - net	83	2,118	34
(Gain)/loss on sale of business	(79)	421	—
Share-based payment expense	210	223	230
Changes in operating assets and liabilities:
Merchandise inventory – net	1,637	(2,594)	(1,413)
Other operating assets	182	56	(23)
Accounts payable	(1,820)	(549)	466
Deferred revenue	(170)	(183)	413
Other operating liabilities	(2,057)	388	(570)
Net cash provided by operating activities	8,140	8,589	10,113

Cash flows from investing activities:
Purchases of investments	(1,785)	(1,189)	(3,065)
Proceeds from sale/maturity of investments	1,722	1,174	3,293
Capital expenditures	(1,964)	(1,829)	(1,853)
Proceeds from sale of property and other long-term assets	53	45	113
Proceeds from sale of business	100	491	—
Other – net	(27)	(1)	(134)
Net cash used in investing activities	(1,901)	(1,309)	(1,646)

Cash flows from financing activities:
Net change in commercial paper	(499)	499	—
Net proceeds from issuance of debt	2,983	9,667	4,972
Repayment of debt	(601)	(867)	(2,118)
Proceeds from issuance of common stock under share-based payment plans	141	151	132
Cash dividend payments	(2,531)	(2,370)	(1,984)
Repurchases of common stock	(6,138)	(14,124)	(13,012)
Other – net	(21)	(5)	(6)
Net cash used in financing activities	(6,666)	(7,049)	(12,016)

Effect of exchange rate changes on cash	—	(16)	(8)

Net (decrease)/increase in cash and cash equivalents	(427)	215	(3,557)
Cash and cash equivalents, beginning of year	1,348	1,133	4,690
Cash and cash equivalents, end of year	$921	$1,348	$1,133
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 2, 2024, FEBRUARY 3, 2023, AND JANUARY 28, 2022

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 1,746 stores and outlets in the United States as of February 2, 2024.  On February 3, 2023, Lowe’s completed the sale of its Canadian retail business, which operated 232 stores in Canada, as well as serviced 210 dealer-owned stores. The Canadian retail business included a number of complementary formats under the banners of RONA, Lowe’s Canada, Réno-Dépôt, and Dick’s Lumber. See Note 6 for information on this divestiture.

Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Fiscal 2022 contained 53 weeks, and fiscal years 2023 and 2021 each contained 52 weeks. All references herein for the years 2023, 2022, and 2021 represent the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries.  All intercompany accounts and transactions have been eliminated.

Foreign Currency - The functional currencies of the Company’s international subsidiaries are generally the local currencies of the countries in which the subsidiaries are located.  Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ deficit in accumulated other comprehensive income.  Gains and losses from foreign currency transactions are included in SG&A expense.

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

Investments - Investments generally consist of commercial paper, corporate debt securities, governmental securities, certificates of deposit, and money market funds, which are classified as available-for-sale.  Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. The proceeds from sales of available-for-sale debt securities were insignificant for 2023 and $10 million and $308 million for 2022 and 2021, respectively.  Gross realized gains and losses on the sale of available-for-sale debt securities were not significant for any of the periods presented.

Also included in long-term investments is performance-based contingent consideration associated with the sale of the Canadian retail business. The Company accounts for the contingent consideration under the fair value option under Accounting Standards Codification (ASC) 825, Financial Instruments, which requires the contingent consideration to be recorded at fair value upon recognition and as of each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized within SG&A expense in the consolidated statements of earnings.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Available-for-sale debt securities classified as long-term as of February 2, 2024, will mature in one to three years, based on stated maturity dates.

The Company classifies as investments restricted balances pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $307 million as of February 2, 2024, and $384 million as of February 3, 2023.  Restricted balances included in long-term investments were $252 million as of February 2, 2024, and $100 million as of February 3, 2023.

Merchandise Inventory - The majority of the Company’s inventory is stated at the lower of cost and net realizable value using the first-in, first-out method of inventory accounting. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost.  This reserve is based on management’s current knowledge with respect to inventory levels, sales trends, and historical experience. Management does not believe the Company’s merchandise inventories are subject to significant risk of obsolescence in the near term in excess of established reserves, and management has the ability to adjust purchasing patterns based on anticipated sales trends and general economic conditions.  However, changes in consumer purchasing patterns could result in the need for additional reserves.  The Company’s reserve for loss on obsolete inventory was $245 million as of February 2, 2024, and $139 million as of February 3, 2023.

The Company also records an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  Changes in the estimated shrink reserve are made based on the timing and results of physical inventories. The Company’s reserve for inventory shrinkage was $425 million as of February 2, 2024, and $428 million as of February 3, 2023.

The Company receives funds from vendors in the normal course of business, principally as a result of purchase volumes, early payments, or sales-based promotions of vendors’ products.  Generally, these vendor funds do not represent the reimbursement of specific, incremental, and identifiable costs incurred by the Company to sell the vendor’s product.  Therefore, the Company treats these funds as a reduction in the cost of inventory and are recognized as a reduction of cost of sales when the inventory is sold.  Funds that are determined to be reimbursements of specific, incremental, and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense.  The Company develops accrual rates for vendor funds based on the provisions of the agreements in place.  Due to the diversity of the individual vendor agreements, the Company performs analyses and reviews historical trends throughout the year and confirms actual amounts with select vendors to ensure the amounts earned are appropriately recorded.  Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met.

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

The Company held fixed-to-floating interest rate swap agreements as fair value hedges on certain debt as of February 2, 2024, and February 3, 2023. The Company evaluates the effectiveness of the fair value hedges using the shortcut method of accounting under which the hedges are assumed to be perfectly effective. Thus, the change in fair value of the derivative instruments offsets the change in fair value on the hedged debt, and there is no net impact in the consolidated statements of earnings from the fair value of the derivatives.

The Company held forward interest rate swap agreements to hedge its exposure to changes in benchmark interest rates on forecasted debt issuances as of February 3, 2023. The cash flows related to forward interest rate swap agreements are included within operating activities in the consolidated statements of cash flows. The Company accounts for these contracts as cash flow hedges, thus the effective portion of gains and losses resulting from changes in fair value are recognized in other comprehensive (loss)/income, net of tax effects, in the consolidated statements of comprehensive income and is amortized to interest expense over the term of the respective debt.

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

Prior to September 2023, the Company also had an agreement with Synchrony under which Synchrony purchased at face value commercial business accounts receivable originated by the Company and services these accounts.  The Company primarily accounted for these transfers as sales of the accounts receivable.  When the Company transferred its commercial business accounts receivable, it retained certain interests in those receivables, including the funding of a loss reserve and its obligation related to Synchrony’s ongoing servicing of the receivables sold.  Any gain or loss on the sale was determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value was based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, Synchrony’s servicing costs, and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

In 2023, Synchrony exercised an option under the agreement to directly extend credit to the commercial accounts receivable customers, for which the related transition period was completed in August 2023. In 2023, prior to the option’s effective date, $3.1 billion of accounts receivable were sold to Synchrony and the Company recognized losses of $63 million related to the servicing costs remitted to Synchrony monthly. In 2022 and 2021, total commercial business accounts receivable sold to Synchrony were $5.2 billion and $4.3 billion, respectively, and the Company recognized losses of $76 million and $50 million, respectively.

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

Accounts Payable - The Company has an agreement with a third party to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions.  The Company’s goal in entering into these arrangements is to capture overall savings in the form of pricing, payment terms, or vendor funding, created by facilitating suppliers’ ability to finance payment obligations at more favorable discount rates, while providing them with greater working capital flexibility.

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

	Years Ended
(In millions)	February 2, 2024	February 3, 2023	January 28, 2022
Financed payment obligations outstanding at the beginning of the year	$2,257	$2,274	$1,710
Payment obligations financed during the year	9,573	12,159	11,538
Financed payment obligations paid during the year	(10,474)	(12,176)	(10,974)
Financed payment obligations outstanding at the end of the year	$1,356	$2,257	$2,274

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	February 2, 2024	February 3, 2023
Accrued dividends	$633	$633
Self-insurance liabilities	431	424
Accrued interest	456	441
Sales return reserve	191	234
Sales tax liabilities	164	314
Accrued property taxes	130	119
Other	1,440	1,323
Total	$3,445	$3,488

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has excess insurance coverage above certain retention amounts to limit exposure from these claims.  The Company is also self-insured for certain losses relating to extended protection plans, as well as medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. Total self-insurance liabilities, including the current and non-current portions, were $1.1 billion as of February 2, 2024, and February 3, 2023.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured. Outstanding surety bonds relating to self-insurance were $280 million as of February 2, 2024, and $270 million as of February 3, 2023.

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

Income Tax Relief

In October 2022, the Internal Revenue Service announced that businesses in certain states, including North Carolina, affected by Hurricane Ian would receive tax relief by postponing certain tax-payment deadlines. Under this relief, the Company’s quarterly federal estimated income tax payments originally due by October 17, 2022, and January 17, 2023, were deferred until February 15, 2023. As of February 3, 2023, the Company deferred $1.2 billion of federal income taxes payable, which is included in income taxes payable in the consolidated balance sheet.

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

In August 2022, the Inflation Reduction Act (IRA) enacted a 1% excise tax on net share repurchases after December 31, 2022. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ (deficit)/equity.

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

The Company also defers revenue for its separately-priced long-term protection plan contracts (Lowe’s protection plans), which is a Lowe’s-branded program for which the Company is ultimately self-insured.  The Company recognizes revenue from Lowe’s protection plan sales on a straight-line basis over the respective contract term.  Expenses for claims are recognized in cost of sales when incurred. Incremental direct acquisition costs and administrative costs to fulfill the contracts associated with Lowe's protection plans for contracts greater than one year are also deferred and recognized as expense on a straight-line basis over the respective contract term. Lowe’s protection plan contract terms primarily range from one to five years from the date of purchase or the end of the manufacturer’s warranty, as applicable.

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
■ Costs of services performed under the Lowe’s protection plan.

■ Generally, payroll and benefit costs for retail and corporate employees;
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

Advertising - Costs associated with advertising are charged to SG&A expense as incurred.  Advertising expenses were $831 million, $869 million, and $877 million in 2023, 2022, and 2021, respectively.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ (deficit)/equity. Comprehensive income represents changes in shareholders’ deficit from non-owner sources and is comprised of net earnings adjusted primarily for cash flow hedge derivative contracts. Net cash flow hedge gains, net of tax, classified in accumulated other comprehensive income were $301 million, $315 million, and $6 million as of February 2, 2024, February 3, 2023, and January 28, 2022, respectively.

Segment Information - The Company’s home improvement retail operations represent a single reportable segment.  Key operating decisions are made at the Company level in order to maintain a consistent retail customer experience.  The Company’s home improvement retail stores, in addition to online selling channels, sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.  In addition, the Company’s operations exhibit similar long-term economic characteristics. Beginning February 3, 2023, long-lived assets outside of the U.S. were immaterial as a result of the sale of the Canadian retail business. Net sales outside of the U.S. were approximately 5.2% for the fiscal year ended February 3, 2023. The amounts of long-lived assets and net sales outside of the U.S. were approximately 7.2% and 6.1%, respectively, as of January 28, 2022.

Accounting Pronouncements Not Yet Adopted - In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment

Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Under the ASU, all disclosure requirements in this update and ASC 280, Segment Reporting, will be required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands income tax disclosures in the effective tax rate reconciliation table and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In March 2024, the SEC adopted its climate-related final rule SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require significant effects of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates to be disclosed in the audited financial statements in certain circumstances. The disclosure requirements related to financial statements are effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026. The Company is currently evaluating the impact of the rule on its disclosures.

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

The following table presents the Company’s sources of revenue:

(In millions)	Years Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Products	$83,002	$93,392	$92,415
Services	2,097	2,178	2,304
Other	1,278	1,489	1,531
Net sales	$86,377	$97,059	$96,250

The balances and classification within the consolidated balance sheets for anticipated sales returns and the associated right of return assets are as follows:

(In millions)	Classification	February 2, 2024	February 3, 2023
Anticipated sales returns	Other current liabilities	$191	$234
Right of return assets	Other current assets	111	139
Deferred revenue - retail and stored-value cards
Deferred revenue for retail and stored-value cards are as follows:

(In millions)	February 2, 2024	February 3, 2023
Retail deferred revenue	$796	$933
Stored-value cards deferred revenue	612	670
Deferred revenue	$1,408	$1,603

Deferred revenue - Lowe’s protection plans
Deferred revenue associated with Lowe’s protection plans is as follows:

(In millions)	February 2, 2024	February 3, 2023
Deferred revenue - Lowe’s protection plans	$1,225	$1,201
Lowe’s protection plan sales previously recorded as deferred revenue and claim expenses incurred are as follows:

(In millions)	Years Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Lowe’s protection plan deferred revenue recognized into sales	$549	$527	$488
Lowe’s protection plan claim expenses	224	180	178
Disaggregation of Revenues
The following table presents the Company’s net sales disaggregated by merchandise division:

	Years Ended
	February 2, 2024		February 3, 2023		January 28, 2022
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%
Home Décor[1]	$32,130	37.2%	$36,202	37.3%	$35,688	37.1%
Building Products[2]	26,894	31.1	31,269	32.2	29,854	31.0
Hardlines[3]	25,020	29.0	26,993	27.8	28,205	29.3
Other	2,333	2.7	2,595	2.7	2,503	2.6
Total	$86,377	100.0%	$97,059	100.0%	$96,250	100.0%
Note: Merchandise division net sales for prior periods have been reclassified to conform to the current year presentation.
1    Home Décor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint.
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Years Ended
	February 2, 2024	February 3, 2023	January 28, 2022
United States	$86,377	$92,010	$90,348
Canada[1]	—	5,049	5,902
Net Sales	$86,377	$97,059	$96,250
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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and financial liabilities measured at fair value on a recurring basis.

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	February 2, 2024	February 3, 2023
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$152	$157
Money market funds	Short-term investments	Level 1	56	43
Corporate debt securities	Short-term investments	Level 2	50	78
Certificates of deposit	Short-term investments	Level 1	42	40
Commercial paper	Short-term investments	Level 2	5	52
Municipal obligations	Short-term investments	Level 2	2	—
Foreign government debt securities	Short-term investments	Level 2	—	14
U.S. Treasury securities	Long-term investments	Level 1	213	86
Corporate debt securities	Long-term investments	Level 2	35	12
Foreign government debt securities	Long-term investments	Level 2	4	—
Municipal obligations	Long-term investments	Level 2	—	2
Derivative instruments:
Forward interest rate swaps	Other current assets	Level 2	$—	$251
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	76	88
Other financial instruments:
Contingent consideration	Long-term investments	Level 3	$—	$21

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

The performance-based contingent consideration is related to the fiscal 2022 sale of the Canadian retail business and is classified as a Level 3 long-term investment. The Company determined the initial fair value for contingent consideration as of February 3, 2023, based on an income approach using an option pricing model, calculated using the significant unobservable inputs such as total equity value, volatility, and expected term. Subsequent measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate.

The rollforward of the fair value of contingent consideration is as follows:

	Years Ended
(In millions)	February 2, 2024	February 3, 2023
Beginning balance	$21	$—
Recognition of contingent consideration at initial fair value	—	21
Change in fair value	102	—
Proceeds received	(123)	—
Ending balance	$—	$21

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal year ended February 2, 2024, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition. For the fiscal year ended February 3, 2023, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain long-lived assets as further described below.

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

During the third quarter of fiscal 2022, the Company determined it was more likely than not that the assets within the Canadian retail business would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and these assets were evaluated for recoverability. Based on the proposed transaction, the Company reconsidered the appropriate asset grouping of long-lived assets attributable to the Company’s Canadian locations given the change in the Company’s expectations regarding use and disposition of its associated assets. The Company determined the total Canadian retail business (Canada asset group) to be the appropriate asset group for which the long-lived assets should be evaluated, as this represented the lowest level for which identifiable cash flows were largely independent of the cash flows of other groups of assets and liabilities. The carrying value of the Canada asset group included substantially all assets and liabilities of the Canadian retail business, including accounts receivable, inventory, property, operating and finance lease right-of-use assets, definite-lived intangible assets, operating liabilities including accounts payable and accrued compensation, and operating and finance lease liabilities. A market approach of orderly transaction under current market conditions was used in determining the estimated fair value of the Canada asset group, which was based on the proposed transaction price, inclusive of performance-based contingent consideration. The estimated fair value of the Canada asset group was determined to be $421 million. As a result, the Company recorded $2.1 billion of long-lived asset impairment within SG&A expense in the consolidated statements of earnings, which reflected the full carrying value of the long-lived assets of the Canada asset group as of October 28, 2022. As of February 3, 2023, the Company finalized the sale of the Canadian retail business. Refer to Note 6 for details of the divestiture.

The following table presents the Company’s impairment losses resulting from non-financial assets measured at estimated fair value on a nonrecurring basis included in earnings for the fiscal year ended February 3, 2023:

Year Ended
(In millions)	February 3, 2023
Canada asset group:
Property, less accumulated depreciation	$1,258
Operating lease right-of-use assets	621
Other assets	182
Other	36
Total	$2,097

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.  As further described in Note 8, certain long-term debt is associated with a fair value hedge, and the changes in fair value of the hedged debt is included in the carrying value of long-term debt on the consolidated balance sheets. The fair values of the Company’s unsecured notes were estimated using quoted market prices.  The fair values of the Company’s mortgage notes were estimated using discounted cash flow analyses, based on the future cash outflows associated with these arrangements and discounted using the applicable incremental borrowing rate.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	February 2, 2024		February 3, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$35,409	$32,757	$32,897	$30,190
Mortgage notes (Level 2)	2	2	2	2
Long-term debt (excluding finance lease obligations)	$35,411	$32,759	$32,899	$30,192

NOTE 4: Property and Accumulated Depreciation
Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	February 2, 2024	February 3, 2023
Cost:
Land	N/A	$6,785	$6,793
Buildings and building improvements	7-40	18,039	17,784
Equipment	2-15	10,238	9,541
Construction in progress	N/A	708	793
Total cost		35,770	34,911
Accumulated depreciation		(18,117)	(17,344)
Property, less accumulated depreciation		$17,653	$17,567

Included in property, less accumulated depreciation are right-of-use assets under finance leases. The related amortization expense for right-of-use assets under finance leases is included in depreciation and amortization expense. The Company recognized depreciation and amortization expense, inclusive of amounts presented in cost of sales, of $1.9 billion in 2023 and 2022, and $1.8 billion in 2021.

NOTE 5: Leases

The lease-related assets and liabilities recorded on the balance sheet are summarized in the following table:

(In millions)	Classification	February 2, 2024	February 3, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$3,733	$3,518
Finance lease assets	Property, less accumulated depreciation[1]	425	462
Total lease assets		4,158	3,980

Liabilities
Current
Operating	Current operating lease liabilities	487	522
Finance	Current maturities of long-term debt	87	86
Noncurrent
Operating	Noncurrent operating lease liabilities	3,737	3,512
Finance	Long-term debt, excluding current maturities	422	477
Total lease liabilities		$4,733	$4,597
1Finance lease assets are recorded net of accumulated amortization of $326 million as of February 2, 2024, and $244 million as of February 3, 2023.

The table below presents the lease costs for finance and operating leases:

(In millions)	Years Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Finance lease cost
Amortization of leased assets	$88	$90	$89
Interest on lease liabilities	24	29	30
Operating lease cost[1]	630	734	699
Variable lease cost	258	329	268
Total lease cost	$1,000	$1,182	$1,086
1Includes short-term leases and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of February 2, 2024, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In millions)	Operating Leases[1]	Finance Leases[2]	Total
Fiscal 2024	$671	$107	$778
Fiscal 2025	722	100	822
Fiscal 2026	680	86	766
Fiscal 2027	608	54	662
Fiscal 2028	571	48	619
Thereafter	2,010	227	2,237
Total lease payments	5,262	622	5,884
Less: interest[3]	(1,038)	(113)	(1,151)
Present value of lease liabilities	$4,224	$509	$4,733
1Operating lease payments include $402 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $179 million of minimum lease payments for leases signed but not yet commenced.
2Finance lease payments exclude $6 million of minimum lease payments for leases signed but not yet commenced.
3Calculated using the lease-specific incremental borrowing rate.

Lease Term and Discount Rate	February 2, 2024	February 3, 2023
Weighted-average remaining lease term (years)
Operating leases	9.23	9.43
Finance leases	8.75	8.96
Weighted-average discount rate
Operating leases	4.11%	3.78%
Finance leases	4.93%	4.92%

Other Information	Years Ended
(In millions)	February 2, 2024	February 3, 2023	January 28, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$689	$788	$708
Operating cash flows used for finance leases	24	29	30
Financing cash flows used for finance leases	92	90	92
Leased assets obtained in exchange for new finance lease liabilities	50	51	110
Leased assets obtained in exchange for new operating lease liabilities[1]	696	729	815
1Excludes $179 million of leases signed but not yet commenced as of February 2, 2024.

NOTE 6: Divestiture of the Canadian Retail Business

On February 3, 2023, the Company sold its Canadian retail business to Sycamore Partners for $491 million in cash and performance-based contingent consideration with an initial fair value of $21 million, which was recognized as a financial asset in long-term investments on the consolidated balance sheet. The Canadian retail business operated or serviced the corporate and independent dealer-owned stores in a number of complementary formats under different banners, which include RONA, Lowe’s Canada, Réno-Dépôt, and Dick’s Lumber. The decision to sell the business was made as part of the Company’s strategy to simplify its business model and focus on the U.S. home improvement business.

During the fiscal year ended February 3, 2023, the Company recorded $2.5 billion of pre-tax costs associated with the sale, inclusive of long-lived asset impairment, loss on sale, and other closing costs. The cumulative foreign currency translation adjustment previously included in accumulated other comprehensive income was reclassified to earnings and included in the loss on sale. During the fiscal year ended February 2, 2024, the Company recognized a gain on sale of $79 million associated with performance-based contingent consideration received and final adjustments to the selling price. A summary of the significant activity included within SG&A expense in the consolidated statements of earnings associated with the sale of the Canadian retail business is as follows:

	Years Ended
(In millions)	February 2, 2024	February 3, 2023
Long-lived asset impairment	$—	$2,061
(Gain)/loss on sale	(79)	421
Other closing costs	—	19
Total	$(79)	$2,501

NOTE 7: Debt

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

Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2023 Credit Agreement and Third Amended and Restated Credit Agreement (collectively, the Credit Agreements), the Company may increase the combined aggregate availability of both agreements by an additional $1.0 billion. The Credit Agreements contain customary representations, warranties, and covenants for transactions of these type. The Company was in compliance with those financial covenants as of February 2, 2024.

There were no borrowings under the Company’s commercial paper program, Third Amended and Restated Credit Agreement, or the 2023 Credit Agreement as of February 2, 2024. Total combined availability under the Credit Agreements was $4.0 billion as of February 2, 2024. Outstanding borrowings under the Company’s commercial paper program were $499 million, with a weighted average interest rate of 4.78%, as of February 3, 2023. There were no outstanding borrowings under the Company’s Third Amended and Restated Credit Agreement or the 2020 Credit Agreement as of February 3, 2023.

Long-Term Debt

Debt Category (In millions, except percentage data)	Weighted-Average Interest Rate as of February 2, 2024	February 2, 2024	February 3, 2023
Secured debt:
Mortgage notes due through fiscal 2027[1]	6.24%	$2	$2
Unsecured debt:
Notes due through fiscal 2028	3.26%	9,820	9,301
Notes due fiscal 2029-2033	3.79%	9,507	8,506
Notes due fiscal 2034-2038	5.93%	858	857
Notes due fiscal 2039-2043	4.08%	2,380	2,379
Notes due fiscal 2044-2048	3.96%	3,421	3,420
Notes due fiscal 2049-2053	4.37%	6,711	6,215
Notes due fiscal 2059-2063	5.19%	2,713	2,219
Finance lease obligations due through fiscal 2042		509	562
Total long-term debt		35,921	33,461
Less: current maturities		(537)	(585)
Long-term debt, excluding current maturities		$35,384	$32,876
1    Real properties with an aggregate book value of $12 million as of February 2, 2024, were pledged as collateral for secured debt.

Principal amount of debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

(In millions)	Principal
Fiscal 2024	$450
Fiscal 2025	2,500
Fiscal 2026	2,350
Fiscal 2027	2,368
Fiscal 2028	2,255
Thereafter	25,847
Total	$35,770

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all financial covenants of these agreements as of February 2, 2024.

During 2023, the Company issued $3.0 billion of unsecured fixed rate notes (collectively, the 2023 Notes) as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
March 2023	$1,000	April 2026	4.800%	$3
March 2023	$1,000	July 2033	5.150%	$4
March 2023	$500	July 2053	5.750%	$5
March 2023	$500	April 2063	5.850%	$5

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

The indentures governing the 2023 and 2022 Notes contain a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued interest, if any, up to the date of redemption. The indentures also contain a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued interest, if any, on such notes up to the date of purchase. The indentures governing the notes do not limit the aggregate principal amount of debt securities that the Company may issue and do not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indentures include various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

The discounts associated with these issuances, which include the underwriting and issuance discounts, are recorded in long-term debt and are being amortized over the respective terms of the notes using the effective interest method.

NOTE 8: Derivative Instruments

The notional amounts of the Company’s material derivative instruments are as follows:

(In millions)	February 2, 2024	February 3, 2023
Cash flow hedges:
Forward interest rate swap agreements	$—	$1,290
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$850	$850

See Note 3 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications.

In connection with the issuance of our March 2023 Notes, we settled forward interest rate swap contracts with a combined notional amount of $2.0 billion and received a payment of $247 million. In connection with the issuance of the March 2022 Notes, the Company settled forward interest rate swap contracts with a combined notional amount of $1.5 billion and received a payment of $143 million. In connection with the issuance of the September 2022 Notes, the Company settled forward interest rate swap contracts with a combined notional amount of $1.3 billion and received a payment of $136 million. The (loss)/gain from forward interest rate swap derivatives, both matured and outstanding, designated as cash flow hedges recorded in other comprehensive (loss)/income and earnings for 2023, 2022, and 2021, including its line item in the financial statements, is as follows:

	Years Ended
(In millions)	February 2, 2024	February 3, 2023	January 28, 2022
Other comprehensive (loss)/income:
Cash flow hedges – net of tax benefit/(expense) of $5 million, ($102) million, and ($35) million, respectively	$(14)	$311	$103
Net earnings:
Interest – net	$15	$1	$(11)

NOTE 9: Shareholders’ Deficit

Authorized shares of preferred stock were 5.0 million ($5 par value) as of February 2, 2024, and February 3, 2023, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($0.50 par value) as of February 2, 2024, and February 3, 2023.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are returned to authorized and unissued status.  On December 7, 2022, the Company announced that its Board of Directors authorized $15.0 billion of share repurchases under the program. As of February 2, 2024, the Company had $14.6 billion remaining under the program.

During the year ended February 2, 2024, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 15.4 million shares of the Company’s common stock for $3.3 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, are as follows (in millions):

Agreement Execution Date	ASR Settlement Date	ASR Agreement Amount	Minimum Notional Amount[1]	Maximum Notional Amount[1]	Cash Payment Received at Settlement[1]	Initial Shares Delivered	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2021	Q1 2021	2,000	—	—	—	10.7	0.2	10.9
Q2 2021	Q2 2021	2,132	1,750	2,500	368	7.2	4.0	11.2
Q3 2021	Q3 2021	1,592	1,500	2,000	408	5.9	1.7	7.6
Q4 2021	Q4 2021	3,000	—	—	—	10.3	1.6	11.9
Q1 2022	Q1 2022	750	—	—	—	2.8	0.6	3.4
Q2 2022	Q2 2022	1,750	—	—	—	7.5	2.1	9.6
Q3 2022	Q3 2022	2,250	—	—	—	8.3	3.3	11.6
Q4 2022	Q4 2022	530	—	—	—	2.0	0.6	2.6
Q1 2023	Q1 2023	750	—	—	—	3.1	0.7	3.8
Q2 2023	Q2 2023	1,000	—	—	—	3.9	0.7	4.6
Q3 2023	Q3 2023	1,500	—	—	—	5.3	1.7	7.0
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

During the year ended February 2, 2024, the Company also repurchased shares of its common stock through the open market totaling 13.8 million shares for a cost of $2.9 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Total shares repurchased for 2023, 2022, and 2021 were as follows:

	Years Ended
	February 2, 2024		February 3, 2023		January 28, 2022
(In millions)	Shares	Cost	Shares	Cost	Shares	Cost
Share repurchase program[1]	29.2	$6,199	70.6	$14,004	62.6	$12,990
Shares withheld from employees	0.7	135	0.6	124	0.4	84
Total share repurchases	29.9	$6,334	71.2	$14,128	63.0	$13,074
1 As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired.

NOTE 10: Share-Based Payments

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

A total of 80.0 million shares were authorized for grants of share-based awards to key employees and non-employee directors under the Company’s currently active Incentive Plan, of which there were 24.6 million shares remaining available for grants as of February 2, 2024. The 2020 Employee Stock Purchase Plan (the ESPP) permits a maximum of 20.0 million shares to be offered for purchase. As of February 2, 2024, there were 18.1 million shares remaining available for purchase.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $210 million, $224 million, and $230 million in 2023, 2022, and 2021, respectively.  The total associated income tax benefit recognized, exclusive of excess tax benefits, was $30 million, $36 million, and $40 million in 2023, 2022, and 2021, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $248 million as of February 2, 2024, of which $147 million will be recognized in 2024, $85 million in 2025, and $16 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.4 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2023, 2022, and 2021 are as follows:

	Years Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Weighted-average assumptions used:
Expected volatility	32.2%	30.7%	30.2%
Dividend yield	1.74%	1.66%	1.73%
Risk-free interest rate	3.59%	2.56%	1.25%
Expected term, in years	6.50	6.51	6.49

Weighted-average grant date fair value	$64.41	$58.66	$49.47

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $28 million, $41 million, and $46 million in 2023, 2022, and 2021, respectively.

Transactions related to stock options for the fiscal year ended February 2, 2024, are summarized as follows:

(in thousands, except per share and years data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of February 3, 2023	1,845	$122.90
Granted	303	200.83
Canceled, forfeited or expired	(69)	184.74
Exercised	(249)	98.93
Outstanding as of February 2, 2024	1,830	$136.74	6.43	$151,472
Vested and expected to vest as of February 2, 2024[1]	1,795	$135.46	6.38	$150,802
Exercisable as of February 2, 2024	1,308	$111.67	5.58	$141,018
1    Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest ratably over a three-year period from the date of grant. Certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant, or vest 100% at the end of a three-year period from the date of grant.  All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $201.78, $201.10, and $192.26 in 2023, 2022, and 2021, respectively. The total fair value of restricted stock awards vesting each year was approximately $208 million, $203 million, and $200 million in 2023, 2022, and 2021, respectively.

Transactions related to restricted stock awards for the fiscal year ended February 2, 2024, are summarized as follows:

(in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of February 3, 2023	1,792	$158.20
Granted	804	201.78
Vested	(1,035)	129.63
Canceled or forfeited	(183)	197.42
Nonvested as of February 2, 2024	1,378	$199.88

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant and earn dividend equivalents.  For non-employee Directors, these awards vest on the earlier of the first anniversary of the grant date and the day immediately preceding the next Annual Meeting of Shareholders, subject to acceleration in certain circumstances, and are expensed on a straight-line basis over the requisite service period. Awards granted prior to 2022 vested immediately and were expensed on the grant date. Deferred stock units granted to non-employee Directors in 2023, 2022, and 2021 are as follows:

	Years Ended
(In thousands, except per share data)	February 2, 2024	February 3, 2023	January 28, 2022
Deferred shares granted to non-employee Directors	11	12	10
Weighted-average grant date fair value per share	$206.52	$200.27	$194.83

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

The Company’s performance share units contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award, as well as a market condition modifier. The performance condition for these awards continues to be based primarily on the achievement of the Company’s return on invested capital (ROIC) targets. The market condition is based on the Company’s total shareholder return (TSR) compared to the median TSR of companies listed in the S&P 500 Index over a three-year performance period. The Company uses a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period, as well as the possible outcomes pertaining to the TSR market condition.

The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2023, 2022, and 2021 are as follows:

	Years Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Weighted-average assumptions used:
Expected volatility	29.3%	37.1%	37.5%
Dividend yield	2.10%	1.58%	1.77%
Risk-free interest rate	3.83%	2.54%	0.35%
Expected term, in years	2.82	2.84	2.84

In general, 0% to 200% of the Company’s performance share units vest at the end of a three-year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $209.50, $200.06, and $208.74 in 2023, 2022, and 2021, respectively.  The total fair value of performance share units vesting was approximately $105 million and $74 million in 2023 and 2022, respectively. There were no performance share units vesting in 2021.

Transactions related to performance share units classified as equity awards for the fiscal year ended February 2, 2024, are summarized as follows:

(in thousands, except per share data)	Units[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested as of February 3, 2023	557	$203.93
Granted	195	209.50
Vested	(263)	203.85
Canceled or forfeited	(52)	205.94
Nonvested as of February 2, 2024	437	$206.23
1    The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of February 2, 2024, the maximum number of nonvested units that could vest under the provisions of the agreements was 0.9 million.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest ratably over a three-year period from the date of grant. Certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant, or vest 100% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $188.22, $192.46, and $184.40 in 2023, 2022, and 2021, respectively. The total fair value of restricted stock units vesting was approximately $67 million, $73 million, and $47 million in 2023, 2022, and 2021, respectively.

Transactions related to restricted stock units for the fiscal year ended February 2, 2024, are summarized as follows:

(in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of February 3, 2023	593	$156.24
Granted	299	188.22
Vested	(336)	131.39
Canceled or forfeited	(80)	186.06
Nonvested as of February 2, 2024	476	$188.84

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. Under the ESPP, the Company issued 0.7 million shares of common stock in 2023 and 2022, and 0.6 million shares of common stock in 2021, and recognized $21 million of share-based payment expense in 2023 and $20 million of share-based payment expense in 2022 and 2021.

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

The Company recognized expense associated with these employee retirement plans of $167 million, $174 million, and $177 million in 2023, 2022, and 2021, respectively.

NOTE 12: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Years Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.8	4.8	4.0
Valuation allowance	0.7	5.5	—
Expiration of capital loss carryforward	—	2.5	—
Loss on divestiture of Canadian retail business	(1.0)	(4.1)	—
Other, net	(0.4)	(0.9)	(0.3)
Effective tax rate	24.1%	28.8%	24.7%

The components of the income tax provision/(benefit) are as follows:

	Years Ended
(In millions)	February 2, 2024	February 3, 2023	January 28, 2022
Current:
Federal	$1,955	$2,226	$2,069
State	489	561	557
Total current[1]	2,444	2,787	2,626
Deferred:
Federal	3	(179)	129
State	2	(9)	11
Total deferred[1]	5	(188)	140
Total income tax provision	$2,449	$2,599	$2,766
1    Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	February 2, 2024	February 3, 2023
Deferred tax assets:
Self-insurance	$261	$267
Share-based payment expense	49	64
Operating lease liabilities	1,159	1,126
Capital loss carryforwards	695	722
Net operating losses	332	409
Other, net	446	363
Total deferred tax assets	2,942	2,951
Valuation allowance	(1,133)	(1,136)
Net deferred tax assets	1,809	1,815

Deferred tax liabilities:
Operating lease right-of-use assets	(1,017)	(974)
Property	(389)	(438)
Other, net	(155)	(153)
Total deferred tax liabilities	(1,561)	(1,565)

Net deferred tax assets	$248	$250

As of February 2, 2024, and February 3, 2023, the Company had Canadian net operating loss carryforwards of $1.3 billion and $1.6 billion, respectively.  The net operating losses expire in 2024 through 2043.  As of February 2, 2024, and February 3, 2023, the Company had capital loss carryforwards of $2.7 billion and $2.5 billion, respectively, for Canadian tax purposes which do not expire. A valuation allowance of $1.1 billion was recorded as of February 2, 2024, and February 3, 2023.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended
(In millions)	February 2, 2024	February 3, 2023	January 28, 2022
Unrecognized tax benefits, beginning of year	$37	$38	$2
Additions for tax positions of prior years	—	—	38
Settlements	—	(1)	(2)
Unrecognized tax benefits, end of year	$37	$37	$38

The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $37 million as of February 2, 2024, and February 3, 2023.

The net interest expense recognized by the Company related to uncertain tax positions was $1 million for 2023, $3 million for 2022, and $12 million for 2021. The Company had $14 million of accrued interest related to uncertain tax positions as of February 2, 2024, and February 3, 2023.

No penalties were recognized related to uncertain tax positions for 2023 or 2022. There was $4 million in penalties recognized related to uncertain tax positions for 2021. The Company had $4 million of accrued penalties related to uncertain tax positions as of February 2, 2024, and February 3, 2023.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2015 to 2022. Audits performed by the Canada Revenue Agency for fiscal years 2017 and 2018 and the Mexican Tax Administration Service for 2018 are on-going. The Company remains subject to income tax examinations for fiscal years 2015 through 2022. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2023, 2022, and 2021:

	Years Ended
(In millions, except per share data)	February 2, 2024	February 3, 2023	January 28, 2022
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$7,726	$6,437	$8,442
Less: Net earnings allocable to participating securities	(20)	(21)	(33)
Net earnings allocable to common shares, basic	$7,706	$6,416	$8,409
Weighted-average common shares outstanding	582	629	696
Basic earnings per common share	$13.23	$10.20	$12.07

	Years Ended
(In millions, except per share data)	February 2, 2024	February 3, 2023	January 28, 2022
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$7,726	$6,437	$8,442
Less: Net earnings allocable to participating securities	(20)	(21)	(33)
Net earnings allocable to common shares, diluted	$7,706	$6,416	$8,409
Weighted-average common shares outstanding	582	629	696
Dilutive effect of non-participating share-based awards	2	2	3
Weighted-average common shares, as adjusted	584	631	699
Diluted earnings per common share	$13.20	$10.17	$12.04

Anti-dilutive securities excluded from diluted weighted-average common shares	0.5	0.5	0.3

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

As of February 2, 2024, the Company had non-cancellable commitments of $2.3 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  These commitments include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Payments under these commitments are scheduled to be made as follows:

(In millions)	Commitments
Fiscal 2024	$912
Fiscal 2025	679
Fiscal 2026	345
Fiscal 2027	263
Fiscal 2028	26
Thereafter	53
Total	$2,278

As of February 2, 2024, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $512 million. The majority of the Company’s letters of credit were issued to support the Company’s warranty program.

NOTE 15: Related Parties

The Company’s President and Chief Executive Officer also serves on the Board of Directors of a vendor that provides transportation and business services to the Company. The Company purchased services from this vendor in the amount of $217 million in 2023, $228 million in 2022, and $269 million in 2021. Amounts payable to this vendor were insignificant to the Company as of February 2, 2024, and February 3, 2023.

A former member of the Company’s Board of Directors also serves on the Board of Directors of a vendor that provides branded consumer packaged goods to the Company. The Company purchased products from this vendor in the amount of $203 million in 2021. This was no longer considered a related party relationship as of January 28, 2022.

NOTE 16: Other Information

Interest – net is comprised of the following:

	Years Ended
(In millions)	February 2, 2024	February 3, 2023	January 28, 2022
Long-term debt	$1,438	$1,108	$827
Finance lease obligations	24	29	30
Short-term borrowings	15	5	5
Interest income	(101)	(37)	(12)
Interest capitalized	(4)	(4)	(3)
Interest on tax uncertainties	1	3	12
Other	9	19	26
Interest – net	$1,382	$1,123	$885

Supplemental disclosures of cash flow information:

	Years Ended
(In millions)	February 2, 2024	February 3, 2023	January 28, 2022
Cash paid for interest, net of amount capitalized	$1,464	$976	$837
Cash paid for income taxes, net	$3,700	$1,720	$2,735
Non-cash investing and financing activities:[1]
Cash dividends declared but not paid	$633	$633	$537
1See Note 5 for supplemental cash flow disclosures related to finance and operating leases.

Sales by product category:

	Years Ended
	February 2, 2024		February 3, 2023		January 28, 2022
(In millions, except percentage data)	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$12,344	14.3%	$13,509	13.9%	$13,424	13.9%
Seasonal & Outdoor Living	7,740	9.0	8,697	9.0	9,321	9.7
Lumber	7,020	8.1	9,766	10.1	10,011	10.4
Lawn & Garden	6,729	7.8	6,929	7.1	7,484	7.8
Kitchens & Bath	6,167	7.1	6,951	7.2	6,717	7.0
Hardware	5,828	6.7	6,181	6.4	5,993	6.2
Building Materials	5,245	6.1	5,065	5.2	4,501	4.7
Millwork	5,181	6.0	5,770	5.9	5,339	5.5
Paint	5,118	5.9	5,406	5.6	5,094	5.3
Rough Plumbing	4,971	5.8	5,333	5.5	4,727	4.9
Tools	4,723	5.5	5,185	5.3	5,407	5.6
Electrical	4,478	5.2	5,334	5.5	5,276	5.5
Flooring	4,327	5.0	5,046	5.2	4,959	5.2
Décor	4,175	4.8	5,290	5.5	5,494	5.7
Other	2,331	2.7	2,597	2.6	2,503	2.6
Net sales	$86,377	100.0%	$97,059	100.0%	$96,250	100.0%
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

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended February 2, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

During the three months ended February 2, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Information About Our Executive Officers”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Corporate Governance”, and “Additional Information - Shareholder Proposals for the 2025 Annual Meeting” in the definitive Proxy Statement for the 2024 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended February 2, 2024 (the Proxy Statement).

We have adopted a written code of business conduct and ethics, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act, which we refer to as the Lowe’s Code of Business Conduct and Ethics (the Code). The Code applies to all employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Code is designed to ensure that the Company’s business is conducted in a legal and ethical manner.  The Code covers all areas of professional conduct, including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations, and accounting complaints.  The full text of the Code can be found on our website at ir.lowes.com, under the “Investors”, and “Corporate Governance - Governance Documents” headings.  You can also obtain a copy of the complete Code by contacting Investor Relations by phone at 1-800-813-7613 or email at investorrelations@lowes.com.

We will disclose information pertaining to amendments or waivers to provisions of the Code that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code enumerated in the SEC rules and regulations by posting this information on our website at ir.lowes.com.  The information on our website is not a part of this Annual Report and is not incorporated by reference in this report or any of our other filings with the SEC.

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

Part IV

Item 15 – Exhibits and Financial Statement Schedules

1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedules

All schedules have not been included as they are either not applicable or the information is included within our consolidated financial statements and notes to the consolidated financial statements.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.10	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

4.11	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.12	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.14	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.15	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

4.16	Fifteenth Supplemental Indenture, dated as of April 5, 2019, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 3.650% Notes due April 5, 2029 and a form of 4.550% Notes due April 5, 2049.	8-K	001-07898	4.2	April 5, 2019

4.17	Sixteenth Supplemental Indenture, dated as of March 26, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 4.000% Notes due April 15, 2025, a form of 4.500% Notes due April 15, 2030, a form of 5.000% Notes due April 15, 2040 and a form of 5.125% Notes due April 15, 2050.	8-K	001-07898	4.2	March 27, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.18	Seventeenth Supplemental Indenture, dated as of October 22, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 1.300% Notes due April 15, 2028, a form of 1.700% Notes due October 15, 2030 and a form of 3.000% Notes due October 15, 2050.	8-K	001-07898	4.2	October 22, 2020

4.19	Eighteenth Supplemental Indenture, dated as of March 31, 2021, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 2.625% Notes due April 1, 2031 and a form of 3.500% Notes due April 1, 2051.	8-K	001-07898	4.2	March 31, 2021

4.20	Nineteenth Supplemental Indenture, dated as of September 20, 2021, between Lowe’s Companies, Inc. and U.S. Bank Association (as successor trustee), including as exhibits thereto a form of 1.700% Notes due September 15, 2028 and a form of 2.800% Notes due September 15, 2041.	8-K	001-07898	4.2	September 20, 2021

4.21	Twentieth Supplemental Indenture, dated as of March 24, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 3.350% Notes due April 1, 2027, a form of 3.750% Notes due April 1, 2032, a form of 4.250% notes due April 1, 2052 and a form of 4.450% Notes due April 1, 2062.	8-K	001-07898	4.2	March 24, 2022

4.22	Twenty-First Supplemental Indenture, dated as of September 8, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 4.400% Notes due September 8, 2025, a form of 5.000% Notes due April 15, 2033, a form of 5.625% notes due April 15, 2053 and a form of 5.800% Notes due September 15, 2062.	8-K	001-07898	4.2	September 8, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.23	Twenty-Second Supplemental Indenture, dated as of March 30, 2023, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 4.800% Notes due April 1, 2026, a form of 5.150% Notes due July 1, 2033, a form of 5.750% notes due July 1, 2053 and a form of 5.850% Notes due April 1, 2063.	8-K	001-07898	4.2	March 30, 2023

4.24	Third Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank. National Association, as co-syndication agents and letter of credit issuers, and Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	December 15, 2021

4.25	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 17, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, and the other lenders party thereto.	8-K	001-07898	10.1	January 23, 2023

4.26	Amended and Restated Credit Agreement, dated as of September 1, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and letter of credit issuers, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 7, 2023

4.27	Description of Securities.‡

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, as amended and restated May 28, 2021.*	10-Q	001-07898	10.1	August 26, 2021

10.2	Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan.*	S-8	333-249586	99.1	October 21, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2008.*	10-Q	001-07898	10.2	December 12, 2007

10.4	Amendment No. 1 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.10	March 29, 2011

10.5	Amendment No. 2 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.11	March 29, 2011

10.6	Amendment No. 3 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 1, 2011

10.7	Amendment No. 4 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	September 4, 2012

10.8	Amendment No. 5 to the Lowe’s Companies Benefit Restoration Plan.*	10-Q	001-07898	10.1	December 3, 2013

10.9	Amendment No. 6 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.1	March 31, 2015

10.10	Amendment No. 7 to the Lowe’s Companies Benefit Restoration Plan.*	10-K	001-07898	10.16	April 4, 2017

10.11	Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	June 4, 2004

10.12	Amendment No. 1 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.1	December 12, 2007

10.13	Amendment No. 2 to the Lowe’s Companies Cash Deferral Plan.*	10-Q	001-07898	10.2	December 1, 2010

10.14	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Outside Directors.*	10-Q	001-07898	10.1	September 3, 2019

10.15	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*	10-Q	001-07898	10.2	August 25, 2022

10.16	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*	10-Q	001-07898	10.1	August 30, 2023

10.17	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of May 27, 2022.*	8-K	001-07898	10.1	June 2, 2022

10.18	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.19	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*	10-Q	001-07898	10.2	September 4, 2018

10.21	Offer Letter between Lowe’s Companies, Inc. and William P. Boltz entered into on July 15, 2018.*	10-K	001-07898	10.20	March 21, 2022

10.22	Offer Letter between Lowe’s Companies, Inc. and Seemantini Godbole entered into on October 30, 2018.*	10-K	001-07898	10.21	March 21, 2022

10.23	Offer Letter between Lowe’s Companies, Inc. and Brandon J. Sink entered into on April 8, 2022.*	8-K	001-07898	10.1	April 8, 2022

10.24	Offer Letter between Lowe’s Companies, Inc. and Juliette W. Pryor entered into on March 15, 2023.*‡

10.25	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier I Officers.*	10-K	001-07898	10.28	March 23, 2020

10.26	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier I Officers.*	10-Q	001-07898	10.2	June 3, 2019

10.27	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier I Officers.*	10-Q	001-07898	10.6	June 3, 2019

10.28	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.7	September 4, 2018

10.29	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	November 25, 2020

10.30	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.2	May 28, 2020

10.31	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*	10-Q	001-07898	10.6	December 6, 2018

10.32	Form of Lowe’s Companies, Inc. Officer Indemnification Agreement.*	10-K	001-07898	10.43	April 2, 2019

10.33	Form of Lowe’s Companies, Inc. 2021 Restricted Stock Award Agreement.*	10-Q	001-07898	10.4	May 27, 2021

10.34	Form of Lowe’s Companies, Inc. 2021 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 27, 2021

10.35	Form of Lowe’s Companies, Inc. 2021 Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.3	May 27, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.36	Form of Lowe’s Companies, Inc. 2022 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 26, 2022

10.37	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated May 26, 2022.*	10-Q	001-07898	10.3	August 25, 2022

10.38	Form of Lowes Companies, Inc. 2023 Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.1	June 1, 2023

10.39	Form of Lowes Companies, Inc. 2023 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	June 1, 2023

10.40	Form of Lowes Companies, Inc. 2023 Restricted Stock Award Agreement.*	10-Q	001-07898	10.3	June 1, 2023

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

97.1	Lowe’s Companies, Inc. Rule 10D-1 Compensation Recovery (Clawback) Policy.‡

97.2	Lowe’s Companies, Inc. Senior Officer Compensation Recovery (Clawback) Policy.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
99.1	Lowe’s 401(k) Plan, as amended and restated, effective as of January 1, 2023 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).	10-Q	001-07898	99.1	June 1, 2023

99.2	Amendment Number 2023-2 to the Lowe’s 401(k) Plan, effective September 25, 2023 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).	10-Q	001-07898	99.1	November 29, 2023

99.3	Amendment Number 2023-3 to the Lowe’s 401(k) Plan, effective January 1, 2024 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 25, 2024	By: /s/ Marvin R. Ellison
Date	Marvin R. Ellison Chairman, President and Chief Executive Officer

March 25, 2024	By: /s/ Brandon J. Sink
Date	Brandon J. Sink Executive Vice President, Chief Financial Officer

March 25, 2024	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Brandon J. Sink, Dan C. Griggs, Jr., and Juliette W. Pryor, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Marvin R. Ellison	Chairman, President and Chief Executive Officer	March 25, 2024
Marvin R. Ellison		Date

/s/ Raul Alvarez	Director	March 25, 2024
Raul Alvarez		Date

/s/ David H. Batchelder	Director	March 25, 2024
David H. Batchelder		Date

/s/ Scott H. Baxter	Director	March 25, 2024
Scott H. Baxter		Date

/s/ Sandra B. Cochran	Director	March 25, 2024
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	March 25, 2024
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Director	March 25, 2024
Richard W. Dreiling		Date

/s/ Brian C. Rogers	Director	March 25, 2024
Brian C. Rogers		Date

/s/ Bertram L. Scott	Director	March 25, 2024
Bertram L. Scott		Date

/s/ Colleen Taylor	Director	March 25, 2024
Colleen Taylor		Date

/s/ Mary Beth West	Director	March 25, 2024
Mary Beth West		Date

