Form 10-Q
period 2024-05-03
LOWES COMPANIES INC
filed 2024-05-30
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/28/2024
Common Stock, $0.50 par value	569,835,275

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

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, changes in general economic conditions, such as volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, interest rate and currency fluctuations, home price appreciation or decreasing housing turnover, age of housing stock, the availability of consumer credit and of mortgage financing, trade policy changes or additional tariffs, outbreaks of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, geopolitical or armed conflicts, acts of both domestic and international terrorism, and other factors that can negatively affect our customers.

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 3, 2024		May 5, 2023
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$21,364	100.00%	$22,347	100.00%
Cost of sales	14,274	66.81	14,820	66.32
Gross margin	7,090	33.19	7,527	33.68
Expenses:
Selling, general and administrative	4,009	18.77	3,824	17.12
Depreciation and amortization	428	2.00	415	1.85
Operating income	2,653	12.42	3,288	14.71
Interest – net	352	1.65	349	1.56
Pre-tax earnings	2,301	10.77	2,939	13.15
Income tax provision	546	2.56	679	3.04
Net earnings	$1,755	8.21%	$2,260	10.11%

Weighted average common shares outstanding – basic	571		596
Basic earnings per common share	$3.06		$3.78
Weighted average common shares outstanding – diluted	572		597
Diluted earnings per common share	$3.06		$3.77

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 3, 2024		May 5, 2023
	Amount	% Sales	Amount	% Sales
Net earnings	$1,755	8.21%	$2,260	10.11%
Cash flow hedges – net of tax	(3)	(0.02)	(4)	(0.02)
Other	(1)	—	1	0.01
Other comprehensive loss	(4)	(0.02)	(3)	(0.01)
Comprehensive income	$1,751	8.19%	$2,257	10.10%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	May 3, 2024	May 5, 2023	February 2, 2024
Assets
Current assets:
Cash and cash equivalents	$3,237	$2,950	$921
Short-term investments	264	423	307
Merchandise inventory – net	18,224	19,522	16,894
Other current assets	1,025	1,023	949
Total current assets	22,750	23,918	19,071
Property, less accumulated depreciation	17,531	17,402	17,653
Operating lease right-of-use assets	3,829	3,504	3,733
Long-term investments	306	103	252
Deferred income taxes – net	115	150	248
Other assets	834	840	838
Total assets	$45,365	$45,917	$41,795

Liabilities and shareholders' deficit
Current liabilities:
Short-term borrowings	$—	$72	$—
Current maturities of long-term debt	1,294	589	537
Current operating lease liabilities	552	525	487
Accounts payable	11,737	11,885	8,704
Accrued compensation and employee benefits	870	766	954
Deferred revenue	1,409	1,645	1,408
Other current liabilities	3,644	3,728	3,478
Total current liabilities	19,506	19,210	15,568
Long-term debt, excluding current maturities	34,622	35,863	35,384
Noncurrent operating lease liabilities	3,759	3,479	3,737
Deferred revenue – Lowe's protection plans	1,225	1,206	1,225
Other liabilities	859	869	931
Total liabilities	59,971	60,627	56,845

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 572 million, 592 million, and 574 million shares, respectively	286	296	287
Accumulated deficit	(15,188)	(15,310)	(15,637)
Accumulated other comprehensive income	296	304	300
Total shareholders' deficit	(14,606)	(14,710)	(15,050)
Total liabilities and shareholders' deficit	$45,365	$45,917	$41,795

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended May 3, 2024
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 2, 2024	574	$287	$—	$(15,637)	$300	$(15,050)
Net earnings	—	—	—	1,755	—	1,755
Other comprehensive loss	—	—	—	—	(4)	(4)
Cash dividends declared, $1.10 per share	—	—	—	(629)	—	(629)
Share-based payment expense	—	—	50	—	—	50
Repurchases of common stock	(3)	(2)	(64)	(677)	—	(743)
Issuance of common stock under share-based payment plans	1	1	14	—	—	15
Balance May 3, 2024	572	$286	$—	$(15,188)	$296	$(14,606)

	Three Months Ended May 5, 2023
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
Net earnings	—	—	—	2,260	—	2,260
Other comprehensive loss	—	—	—	—	(3)	(3)
Cash dividends declared, $1.05 per share	—	—	—	(624)	—	(624)
Share-based payment expense	—	—	55	—	—	55
Repurchases of common stock	(11)	(6)	(59)	(2,084)	—	(2,149)
Issuance of common stock under share-based payment plans	2	1	4	—	—	5
Balance May 5, 2023	592	$296	$—	$(15,310)	$304	$(14,710)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 3, 2024	May 5, 2023
Cash flows from operating activities:
Net earnings	$1,755	$2,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	486	465
Noncash lease expense	131	108
Deferred income taxes	135	102
(Gain)/loss on property and other assets – net	(7)	11
Gain on sale of business	—	(67)
Share-based payment expense	55	59
Changes in operating assets and liabilities:
Merchandise inventory – net	(1,330)	(990)
Other operating assets	(86)	157
Accounts payable	3,033	1,361
Other operating liabilities	90	(1,360)
Net cash provided by operating activities	4,262	2,106

Cash flows from investing activities:
Purchases of investments	(277)	(450)
Proceeds from sale/maturity of investments	266	412
Capital expenditures	(382)	(380)
Proceeds from sale of property and other long-term assets	15	8
Proceeds from sale of business	—	123
Other – net	—	(17)
Net cash used in investing activities	(378)	(304)

Cash flows from financing activities:
Net change in commercial paper	—	(427)
Net proceeds from issuance of debt	—	2,983
Repayment of debt	(22)	(22)
Proceeds from issuance of common stock under share-based payment plans	15	5
Cash dividend payments	(633)	(633)
Repurchases of common stock	(923)	(2,106)
Other – net	(5)	—
Net cash used in financing activities	(1,568)	(200)

Net increase in cash and cash equivalents	2,316	1,602
Cash and cash equivalents, beginning of period	921	1,348
Cash and cash equivalents, end of period	$3,237	$2,950

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of May 3, 2024, and May 5, 2023, and the statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the three months ended May 3, 2024, and May 5, 2023. The February 2, 2024, consolidated balance sheet was derived from the audited financial statements.

These interim condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Accounting Pronouncements Not Yet Adopted

There have been no significant changes in the accounting pronouncements not yet adopted from those disclosed in the Annual Report. Accounting pronouncements not disclosed in this Form 10-Q or in the Annual Report are either not applicable to the Company or are not expected to have a material impact to the Company.

Note 2: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	May 3, 2024	May 5, 2023
Products	$20,691	$21,572
Services	532	528
Other	141	247
Net sales	$21,364	$22,347

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

(In millions)	Classification	May 3, 2024	May 5, 2023	February 2, 2024
Anticipated sales returns	Other current liabilities	$280	$318	$191
Right of return assets	Other current assets	164	185	111

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

(In millions)	May 3, 2024	May 5, 2023	February 2, 2024
Retail deferred revenue	$889	$1,063	$796
Stored-value cards deferred revenue	520	582	612
Deferred revenue	$1,409	$1,645	$1,408

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	May 3, 2024	May 5, 2023	February 2, 2024
Deferred revenue - Lowe’s protection plans	$1,225	$1,206	$1,225

	Three Months Ended
(In millions)	May 3, 2024	May 5, 2023
Lowe’s protection plans deferred revenue recognized into sales	$139	$136
Lowe’s protection plans claim expenses	54	53

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	May 3, 2024		May 5, 2023
(In millions)	Net Sales	%	Net Sales	%
Home Décor [1]	$7,683	36.0%	$8,240	36.9%
Building Products [2]	6,643	31.1	6,855	30.7
Hardlines [3]	6,628	31.0	6,748	30.2
Other	410	1.9	504	2.2
Total	$21,364	100.0%	$22,347	100.0%
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
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	May 3, 2024	May 5, 2023	February 2, 2024
Short-term restricted investments	$264	$423	$307
Long-term restricted investments	306	103	252
Total restricted investments	$570	$526	$559

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 3, 2024, May 5, 2023, and February 2, 2024:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	May 3, 2024	May 5, 2023	February 2, 2024
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$158	$143	$152
Money market funds	Short-term investments	Level 1	54	108	56
Certificates of deposit	Short-term investments	Level 1	27	62	42
Corporate debt securities	Short-term investments	Level 2	23	72	50
Municipal obligations	Short-term investments	Level 2	2	—	2
Commercial paper	Short-term investments	Level 2	—	38	5
U.S. Treasury securities	Long-term investments	Level 1	231	92	213
Corporate debt securities	Long-term investments	Level 2	58	9	35
Foreign government debt securities	Long-term investments	Level 2	17	—	4
Municipal obligations	Long-term investments	Level 2	—	2	—
Derivative instruments:
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	$81	$69	$76

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

The Company has performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business which is classified as a Level 3 long-term investment and such contingent consideration had an estimated fair value of zero as of May 3, 2024, May 5, 2023, and February 2, 2024. The Company’s measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

The rollforward of the fair value of contingent consideration for the three months ended May 3, 2024 and May 5, 2023, is as follows:

	Three Months Ended
(In millions)	May 3, 2024	May 5, 2023
Beginning balance	$—	$21
Change in fair value	—	102
Proceeds received	—	(123)
Ending balance	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 3, 2024, and May 5, 2023, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	May 3, 2024		May 5, 2023		February 2, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$35,410	$31,618	$35,898	$32,525	$35,409	$32,757
Mortgage notes (Level 2)	1	1	2	2	2	2
Long-term debt (excluding finance lease obligations)	$35,411	$31,619	$35,900	$32,527	$35,411	$32,759

Note 5: Accounts Payable
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

(In millions)	May 3, 2024	May 5, 2023	February 2, 2024
Financed payment obligations	$1,599	$1,894	$1,356

Note 6: Debt
The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in September 2023 (2023 Credit Agreement), which amended and restated the Company’s $2.0 billion five-year unsecured revolving credit agreement entered into in March 2020, and as amended (2020 Credit Agreement), and the $2.0 billion five-year unsecured third amended and restated credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).  The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of May 3, 2024, and February 2, 2024, there were no outstanding borrowings under the Company’s commercial paper program, the 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of May 3, 2024. Outstanding borrowings under the Company’s commercial paper program were $72 million, with a weighted average interest rate of 5.75%, as of May 5, 2023. There were no outstanding borrowings under the 2020 Credit Agreement or the Third Amended and Restated Credit Agreement as of May 5, 2023.

Note 7: Derivative Instruments

The Company utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	May 3, 2024	May 5, 2023	February 2, 2024
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$850	$850	$850

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

Note 8: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of May 3, 2024, the Company had $13.9 billion remaining in its share repurchase program.

During the three months ended May 3, 2024, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase a total of 1.3 million shares of the Company’s common stock for $325 million. The terms of the ASR agreement entered into during the three months ended May 3, 2024, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2024	Q1 2024	$325	1.1	0.2	1.3

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended
	May 3, 2024
(In millions)	Shares	Cost
Open market share repurchases	1.4	$327

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three months ended May 3, 2024, and May 5, 2023, were as follows:

	Three Months Ended
	May 3, 2024		May 5, 2023
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program [1]	2.7	$652	9.9	$2,019
Shares withheld from employees	0.3	91	0.7	130
Total share repurchases	3.0	$743	10.6	$2,149
1 Includes excise tax on share repurchases in excess of issuances as part of the cost basis of the shares acquired.

Note 9: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three months ended May 3, 2024, and May 5, 2023:

	Three Months Ended
(In millions, except per share data)	May 3, 2024	May 5, 2023
Basic earnings per common share:
Net earnings	$1,755	$2,260
Less: Net earnings allocable to participating securities	(5)	(6)
Net earnings allocable to common shares, basic	$1,750	$2,254
Weighted-average common shares outstanding	571	596
Basic earnings per common share	$3.06	$3.78
Diluted earnings per common share:
Net earnings	$1,755	$2,260
Less: Net earnings allocable to participating securities	(5)	(6)
Net earnings allocable to common shares, diluted	$1,750	$2,254
Weighted-average common shares outstanding	571	596
Dilutive effect of non-participating share-based awards	1	1
Weighted-average common shares, as adjusted	572	597
Diluted earnings per common share	$3.06	$3.77

Anti-dilutive securities excluded from diluted weighted-average common shares	0.4	0.6

Note 10: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 3, 2024	May 5, 2023
Long-term debt	$363	$343
Short-term borrowings	—	14
Lease obligations	6	6
Interest income	(21)	(16)
Interest capitalized	(1)	(1)
Interest on tax uncertainties	3	—
Other	2	3
Interest – net	$352	$349

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 3, 2024	May 5, 2023
Cash paid for interest, net of amount capitalized	$689	$383
Cash paid for income taxes – net [1]	29	1,234
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$19	$4
Leased assets obtained in exchange for new operating lease liabilities [2]	228	98
Cash dividends declared but not paid	629	624
1 Cash paid for income taxes - net for the three months ended May 5, 2023 included $1.2 billion of estimated income tax payments for the third and fourth quarter of fiscal 2022 that were deferred under the Internal Revenue Service’s income tax relief for businesses located in states affected by Hurricane Ian.
2 Excludes $16 million of leases signed but not yet commenced as of May 3, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 3, 2024 and May 5, 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows, for the fiscal three-month periods ended May 3, 2024 and May 5, 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 2, 2024, and the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 25, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 30, 2024

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 3, 2024, and May 5, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2023. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our financial results:

	Three Months Ended
(in millions, except per share data)	May 3, 2024	May 5, 2023
Net sales	$21,364	$22,347
Net earnings	1,755	2,260

Diluted earnings per share	$3.06	$3.77
Adjusted diluted earnings per share[1]	N/A	3.67

Net cash provided by operating activities	$4,262	$2,106
Capital expenditures	382	380
Repurchases of common stock[2]	743	2,149
Cash dividend payments	633	633
1    Adjusted diluted earnings per share is a non-GAAP financial measure. See below for additional information and a reconciliation of non-GAAP measures.
2    Repurchases of common stock on a trade-date basis.

Net sales in the first quarter of fiscal 2024 declined 4.4% to $21.4 billion compared to net sales of $22.3 billion in the first quarter of fiscal 2023. Comparable sales for the first quarter of fiscal 2024 decreased 4.1%, consisting of a 3.1% decrease in comparable customer transactions and a 1.0% decrease in comparable average ticket. Net earnings in the first quarter of fiscal 2024 were $1.8 billion, compared to net earnings of $2.3 billion in the first quarter of fiscal 2023. Diluted earnings per common share were $3.06 in the first quarter of fiscal 2024 compared to $3.77 in the first quarter of fiscal 2023. Included in the first quarter of 2023 results was pre-tax income of $63 million associated with the fiscal 2022 sale of the Canadian retail business, which increased diluted earnings per common share by $0.10. Excluding the impact of this item, adjusted diluted earnings per common share was $3.67 in the first quarter of 2023 (see the non-GAAP financial measures discussion).

For the first three months of fiscal 2024, cash flows from operating activities were approximately $4.3 billion, with $382 million used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, during the three months ended May 3, 2024, we repurchased $743 million of common stock and paid $633 million in dividends.

First quarter fiscal 2024 comparable sales declined 4.1% as we continue to experience pressure in Do-It-Yourself (DIY) bigger-ticket discretionary spending. Despite this pressure, we delivered better-than-expected spring seasonal sales, particularly in Lawn & Garden which had positive comparable sales in the quarter. We also completed the national roll-out of our DIY loyalty program, MyLowe’s RewardsTM, which is designed to reward customers for choosing Lowe’s for their home improvement needs.

We continue to gain traction with our Total Home strategy as demonstrated by positive comparable sales with our Pro customers as our investments to improve service levels resonate with these customers. We also had growth in online sales as we expanded our omnichannel fulfillment offerings.

We believe our continued focus on our Perpetual Productivity Improvement initiatives, combined with our ongoing investments in our Total Home strategy allows us to perform efficiently in this uncertain macroeconomic environment and positions us for market share growth when the home improvement market recovers, while continuing to drive meaningful long-term shareholder value.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period
	May 3, 2024	May 5, 2023	2023 vs. 2022
Net sales	100.00%	100.00%	N/A
Gross margin	33.19	33.68	(49)
Expenses:
Selling, general and administrative	18.77	17.12	165
Depreciation and amortization	2.00	1.85	15
Operating income	12.42	14.71	(229)
Interest – net	1.65	1.56	9
Pre-tax earnings	10.77	13.15	(238)
Income tax provision	2.56	3.04	(48)
Net earnings	8.21%	10.11%	(190)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended
Other Metrics	May 3, 2024	May 5, 2023
Comparable sales decrease [1]	(4.1)%	(4.3)%
Total customer transactions (in millions)	208	214
Average ticket [2]	$102.87	$104.44
At end of period:
Number of stores	1,746	1,738
Sales floor square feet (in millions)	195	195
Average store size selling square feet (in thousands) [3]	112	112
Net earnings to average debt and shareholders’ deficit	28.1%	24.2%
Return on invested capital [4]	32.6%	28.0%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which positively impacted first quarter fiscal 2024 and fiscal 2023 comparable sales by approximately 10 basis points and 60 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.
2    Average ticket is defined as net sales divided by the total number of customer transactions.
3    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
4    Return on invested capital is calculated using a non-GAAP financial measure. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in understanding the comparison of operational performance to the first quarter of fiscal 2023. Adjusted diluted earnings per share excludes the impact of a certain item, further described below, not contemplated in the Company’s business outlook for fiscal 2023. There were no non-GAAP adjustments to diluted earnings per share for the three months ended May 3, 2024.

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

	For the Periods Ended
(In millions, except percentage data)	May 3, 2024	May 5, 2023
Calculation of Return on Invested Capital
Numerator
Net Earnings	$7,221	$6,364
Plus:
Interest expense – net	1,384	1,228
Operating lease interest	162	160
Provision for income taxes	2,317	2,553
Lease adjusted net operating profit	11,084	10,305
Less:
Income tax adjustment [1]	2,692	2,950
Lease adjusted net operating profit after tax	$8,392	$7,355

Denominator
Average debt and shareholders’ deficit [2]	$25,720	$26,269
Net earnings to average debt and shareholders’ deficit	28.1%	24.2%
Return on invested capital [3]	32.6%	28.0%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.3% and 28.6% for the periods ended May 3, 2024, and May 5, 2023, respectively.
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

Results of Operations

Net Sales – Net sales for the first quarter of fiscal 2024 decreased 4.4% to $21.4 billion. Comparable sales declined 4.1% consisting of a 3.1% decrease in comparable customer transactions and a 1.0% decrease in comparable average ticket.

During the first quarter of fiscal 2024, we experienced comparable sales increases in two of 14 product categories: Lawn & Garden and Building Materials. Positive comparable sales in Lawn & Garden was driven by smaller ticket projects within Landscape Products and Live Goods. Growth in Building Materials reflects strong demand with the Pro customer, demonstrating improvement from our investments in our Pro product and service offerings, including our enhanced assortment.

Gross Margin – For the first quarter of fiscal 2024, gross margin decreased 49 basis points as a percentage of sales. The gross margin contraction for the quarter is driven by higher costs associated with investments in our supply chain, targeted spring promotions, particularly in Lawn & Garden, and a decline in credit revenue, partially offset by lower transportation costs and other productivity initiatives.

SG&A – For the first quarter of fiscal 2024, SG&A expense deleveraged 165 basis points as a percentage of sales compared to the first quarter of fiscal 2023 due primarily to cycling the prior year favorable legal settlement and gain on contingent consideration associated with the fiscal 2022 sale of the Canadian retail business, as well as current year fixed cost deleverage due to lower sales.

Depreciation and Amortization – Depreciation and amortization deleveraged 15 basis points for the first quarter of fiscal 2024 compared to the prior year primarily due to lower sales.

Interest – Net – Interest expense for the first quarter of fiscal 2024 deleveraged nine basis points as a percentage of sales, primarily due to lower sales.

Income Tax Provision – Our effective income tax rates were 23.7% and 23.1% for the three months ended May 3, 2024 and May 5, 2023, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return excess cash to shareholders in the form of dividends and share repurchases, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of May 3, 2024, we held $3.2 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	May 3, 2024	May 5, 2023
Net cash provided by operating activities	$4,262	$2,106

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the three months ended May 3, 2024, compared to the three months ended May 5, 2023, was primarily driven by timing of prior year income tax payments and other changes in working capital, partially offset by lower net earnings. Cash flows relating to changes in other operating liabilities improved $1.4 billion driven by the first quarter of fiscal 2023 payment of our third and fourth quarter fiscal 2022 estimated federal tax payments that were deferred under the income tax relief announced by the Internal Revenue Service for businesses located in states impacted by Hurricane Ian. In addition, cash flows relating to changes in accounts payable improved $1.7 billion primarily due to timing of purchases as we managed inventory replenishment in line with sales trends and later spring inventory build.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	May 3, 2024	May 5, 2023
Net cash used in investing activities	$(378)	$(304)

Net cash used in investing activities primarily consists of transactions related to capital expenditures. Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $382 million and $380 million for the three months ended May 3, 2024, and May 5, 2023, respectively. For fiscal 2024, our guidance for capital expenditures is approximately $2.0 billion.

Cash Flows Used in Financing Activities

	Three Months Ended
(In millions)	May 3, 2024	May 5, 2023
Net cash used in financing activities	$(1,568)	$(200)

Net cash used in financing activities primarily consists of transactions related to our debt, share repurchases, and cash dividend payments.

Debt

Our commercial paper program is supported by the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement. The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under our commercial paper program, 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement as of May 3, 2024. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement as of May 3, 2024 was $4.0 billion.

The 2023 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at May 3, 2024.

The following table includes additional information related to our debt for the three months ended May 3, 2024, and May 5, 2023:

	Three Months Ended
(In millions)	May 3, 2024	May 5, 2023
Net proceeds from issuance of debt	$—	$2,983
Repayment of debt	(22)	(22)
Net change in commercial paper	—	(427)
Maximum commercial paper outstanding at any period	250	2,195
Short-term borrowings outstanding at quarter-end	—	72
Weighted-average interest rate of short-term borrowings outstanding	—%	5.75%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the three months ended May 3, 2024, and May 5, 2023:

	Three Months Ended
(In millions, except per share data)	May 3, 2024	May 5, 2023
Total amount paid for share repurchases [1]	$923	$2,106
Total number of shares repurchased	4.0	10.5
Average price paid per share	$229.53	$201.41
1 Excludes unsettled share repurchases and unpaid excise taxes.

As of May 3, 2024, we had $13.9 billion remaining available under our share repurchase program with no expiration date. The Company determines the timing and amount of repurchases based on its assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, and the economic environment, among others. The timing and amount of these share repurchases are subject to change at any time.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $1.05 per share for the three months ended May 5, 2023, to $1.10 per share for the three months ended May 3, 2024.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 30, 2024, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have given, and should continue to give, us the option to refinance our debt as it becomes due. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in interest rates and commodity prices. The Company’s market risks have not changed materially from those disclosed in the Annual Report for the fiscal year ended February 2, 2024.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 3, 2024, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended May 3, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

In addition to the matter referenced in our annual report on Form 10-K for the fiscal year ended February 2, 2024, the Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company applies a threshold of $1,000,000 for purposes of disclosing environmental proceedings involving a governmental authority, if any, under this Item 1. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 25, 2024.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended May 3, 2024:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2,3]
February 3, 2024 - March 1, 2024 [4]	1,146,937	$242.74	1,146,709	$14,247,002,425
March 2, 2024 - April 5, 2024	1,042,096	247.63	680,806	14,079,010,887
April 6, 2024 - May 3, 2024 [4]	853,354	235.22	853,050	13,939,009,783
As of May 3, 2024	3,042,387	$242.30	2,680,565	$13,939,009,783
1The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2On December 7, 2022, the Company announced that its Board of Directors authorized an additional $15.0 billion of share repurchases with no expiration.
3Excludes excise tax on share repurchases in excess of issuances, which is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ deficit.
4In February 2024, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $325 million to the financial institution and received an initial delivery of 1.1 million shares. In April, the Company finalized the transaction and received an additional 0.2 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 5. - Other Information

During the three months ended May 3, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

LOWE’S COMPANIES, INC.
(Registrant)

May 30, 2024	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

