Form 10-Q
period 2024-11-01
LOWES COMPANIES INC
filed 2024-11-27
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/25/2024
Common Stock, $0.50 par value	564,650,005

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	November 1, 2024		November 3, 2023		November 1, 2024		November 3, 2023
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$20,170	100.00%	$20,471	100.00%	$65,120	100.00%	$67,775	100.00%
Cost of sales	13,374	66.31	13,580	66.34	43,340	66.55	44,958	66.33
Gross margin	6,796	33.69	6,891	33.66	21,780	33.45	22,817	33.67
Expenses:
Selling, general and administrative	3,827	18.97	3,761	18.37	11,860	18.22	11,673	17.23
Depreciation and amortization	433	2.15	434	2.12	1,284	1.97	1,275	1.88
Operating income	2,536	12.57	2,696	13.17	8,636	13.26	9,869	14.56
Interest – net	317	1.57	345	1.68	985	1.51	1,033	1.52
Pre-tax earnings	2,219	11.00	2,351	11.49	7,651	11.75	8,836	13.04
Income tax provision	524	2.59	578	2.83	1,818	2.79	2,130	3.14
Net earnings	$1,695	8.41%	$1,773	8.66%	$5,833	8.96%	$6,706	9.90%

Weighted average common shares outstanding – basic	565		576		568		585
Basic earnings per common share	$2.99		$3.07		$10.24		$11.43
Weighted average common shares outstanding – diluted	566		577		569		587
Diluted earnings per common share	$2.99		$3.06		$10.22		$11.40

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	November 1, 2024		November 3, 2023		November 1, 2024		November 3, 2023
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,695	8.41%	$1,773	8.66%	$5,833	8.96%	$6,706	9.90%
Cash flow hedges – net of tax	(3)	(0.02)	(4)	(0.01)	(9)	(0.02)	(10)	(0.02)
Foreign currency translation adjustments – net of tax	—	—	—	—	—	—	5	0.01
Other	—	—	—	—	1	—	—	—
Other comprehensive loss	(3)	(0.02)	(4)	(0.01)	(8)	(0.02)	(5)	(0.01)
Comprehensive income	$1,692	8.39%	$1,769	8.65%	$5,825	8.94%	$6,701	9.89%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	November 1, 2024	November 3, 2023	February 2, 2024
Assets
Current assets:
Cash and cash equivalents	$3,271	$1,210	$921
Short-term investments	335	321	307
Merchandise inventory – net	17,566	17,530	16,894
Other current assets	805	907	949
Total current assets	21,977	19,968	19,071
Property, less accumulated depreciation	17,586	17,527	17,653
Operating lease right-of-use assets	3,771	3,647	3,733
Long-term investments	312	238	252
Deferred income taxes – net	261	280	248
Other assets	836	859	838
Total assets	$44,743	$42,519	$41,795

Liabilities and shareholders' deficit
Current liabilities:
Current maturities of long-term debt	$2,576	$544	$537
Current operating lease liabilities	497	533	487
Accounts payable	10,602	9,914	8,704
Accrued compensation and employee benefits	828	750	954
Deferred revenue	1,359	1,499	1,408
Other current liabilities	3,585	3,256	3,478
Total current liabilities	19,447	16,496	15,568
Long-term debt, excluding current maturities	32,906	35,374	35,384
Noncurrent operating lease liabilities	3,741	3,602	3,737
Deferred revenue – Lowe's protection plans	1,260	1,228	1,225
Other liabilities	808	966	931
Total liabilities	58,162	57,666	56,845

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 565 million, 575 million, and 574 million shares, respectively	282	288	287
Capital in excess of par value	—	7	—
Accumulated deficit	(13,993)	(15,744)	(15,637)
Accumulated other comprehensive income	292	302	300
Total shareholders' deficit	(13,419)	(15,147)	(15,050)
Total liabilities and shareholders' deficit	$44,743	$42,519	$41,795

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended November 1, 2024
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance August 2, 2024	568	$284	$—	$(14,342)	$295	$(13,763)
Net earnings	—	—	—	1,695	—	1,695
Other comprehensive loss	—	—	—	—	(3)	(3)
Cash dividends declared, $1.15 per share	—	—	—	(650)	—	(650)
Share-based payment expense	—	—	49	—	—	49
Repurchases of common stock	(3)	(2)	(60)	(696)	—	(758)
Issuance of common stock under share-based payment plans	—	—	11	—	—	11
Balance November 1, 2024	565	$282	$—	$(13,993)	$292	$(13,419)

	Nine Months Ended November 1, 2024
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 2, 2024	574	$287	$—	$(15,637)	$300	$(15,050)
Net earnings	—	—	—	5,833	—	5,833
Other comprehensive loss	—	—	—	—	(8)	(8)
Cash dividends declared, $3.40 per share	—	—	—	(1,933)	—	(1,933)
Share-based payment expense	—	—	159	—	—	159
Repurchases of common stock	(10)	(6)	(253)	(2,256)	—	(2,515)
Issuance of common stock under share-based payment plans	1	1	94	—	—	95
Balance November 1, 2024	565	$282	$—	$(13,993)	$292	$(13,419)

	Three Months Ended November 3, 2023
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance August 4, 2023	582	$291	$12	$(15,341)	$306	$(14,732)
Net earnings	—	—	—	1,773	—	1,773
Other comprehensive loss	—	—	—	—	(4)	(4)
Cash dividends declared, $1.10 per share	—	—	—	(633)	—	(633)
Share-based payment expense	—	—	42	—	—	42
Repurchases of common stock	(7)	(3)	(50)	(1,543)	—	(1,596)
Issuance of common stock under share-based payment plans	—	—	3	—	—	3
Balance November 3, 2023	575	$288	$7	$(15,744)	$302	$(15,147)

	Nine Months Ended November 3, 2023
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
Net earnings	—	—	—	6,706	—	6,706
Other comprehensive loss	—	—	—	—	(5)	(5)
Cash dividends declared, $3.25 per share	—	—	—	(1,898)	—	(1,898)
Share-based payment expense	—	—	155	—	—	155
Repurchases of common stock	(28)	(14)	(226)	(5,690)	—	(5,930)
Issuance of common stock under share-based payment plans	2	1	78	—	—	79
Balance November 3, 2023	575	$288	$7	$(15,744)	$302	$(15,147)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	November 1, 2024	November 3, 2023
Cash flows from operating activities:
Net earnings	$5,833	$6,706
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,461	1,427
Noncash lease expense	392	370
Deferred income taxes	(10)	(27)
Loss on property and other assets – net	11	50
Gain on sale of business	(97)	(79)
Share-based payment expense	164	160
Changes in operating assets and liabilities:
Merchandise inventory – net	(672)	1,002
Other operating assets	114	236
Accounts payable	1,944	(610)
Other operating liabilities	(426)	(2,203)
Net cash provided by operating activities	8,714	7,032

Cash flows from investing activities:
Purchases of investments	(999)	(1,283)
Proceeds from sale/maturity of investments	918	1,215
Capital expenditures	(1,379)	(1,344)
Proceeds from sale of property and other long-term assets	54	29
Proceeds from sale of business	97	100
Other – net	(11)	(23)
Net cash used in investing activities	(1,320)	(1,306)

Cash flows from financing activities:
Net change in commercial paper	—	(499)
Net proceeds from issuance of debt	—	2,983
Repayment of debt	(522)	(576)
Proceeds from issuance of common stock under share-based payment plans	95	79
Cash dividend payments	(1,916)	(1,899)
Repurchases of common stock	(2,681)	(5,937)
Other – net	(20)	(15)
Net cash used in financing activities	(5,044)	(5,864)

Net increase/(decrease) in cash and cash equivalents	2,350	(138)
Cash and cash equivalents, beginning of period	921	1,348
Cash and cash equivalents, end of period	$3,271	$1,210

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of November 1, 2024, and November 3, 2023, and the statements of earnings, comprehensive income, and shareholders’ deficit for the three and nine months ended November 1, 2024, and November 3, 2023, and cash flows for the nine months ended November 1, 2024, and November 3, 2023. The February 2, 2024, consolidated balance sheet was derived from the audited financial statements.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Recent accounting pronouncements not disclosed in this Form 10-Q or in the Annual Report are either not applicable to the Company or are not expected to have a material impact to the Company.

Note 2: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Products	$19,304	$19,599	$62,699	$65,204
Services	532	517	1,612	1,623
Other	334	355	809	948
Net sales	$20,170	$20,471	$65,120	$67,775

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

(In millions)	Classification	November 1, 2024	November 3, 2023	February 2, 2024
Anticipated sales returns	Other current liabilities	$212	$241	$191
Right of return assets	Other current assets	123	140	111

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

(In millions)	November 1, 2024	November 3, 2023	February 2, 2024
Retail deferred revenue	$878	$984	$796
Stored-value cards deferred revenue	481	515	612
Deferred revenue	$1,359	$1,499	$1,408

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	November 1, 2024	November 3, 2023	February 2, 2024
Deferred revenue - Lowe’s protection plans	$1,260	$1,228	$1,225

	Three Months Ended		Nine Months Ended
(In millions)	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Lowe’s protection plans deferred revenue recognized into sales	$141	$139	$420	$411
Lowe’s protection plans claim expenses	54	64	158	171

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Nine Months Ended
	November 1, 2024		November 3, 2023		November 1, 2024		November 3, 2023
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor[1]	$7,541	37.4%	$7,782	38.0%	$23,386	35.9%	$24,686	36.4%
Building Products[2]	6,730	33.4	6,841	33.4	20,470	31.4	21,080	31.1
Hardlines[3]	5,326	26.4	5,216	25.5	19,672	30.2	20,238	29.9
Other	573	2.8	632	3.1	1,592	2.5	1,771	2.6
Total	$20,170	100.0%	$20,471	100.0%	$65,120	100.0%	$67,775	100.0%
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
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.

Note 3: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	November 1, 2024	November 3, 2023	February 2, 2024
Short-term restricted investments	$335	$321	$307
Long-term restricted investments	312	238	252
Total restricted investments	$647	$559	$559

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 1, 2024, November 3, 2023, and February 2, 2024:

			Fair Value Measurements as of
(In millions)	Classification	Measurement Level	November 1, 2024	November 3, 2023	February 2, 2024
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$184	$143	$152
Money market funds	Short-term investments	Level 1	71	49	56
Commercial paper	Short-term investments	Level 2	47	30	5
Corporate debt securities	Short-term investments	Level 2	20	62	50
Certificates of deposit	Short-term investments	Level 1	13	35	42
Municipal obligations	Short-term investments	Level 2	—	2	2
U.S. Treasury securities	Long-term investments	Level 1	194	215	213
Corporate debt securities	Long-term investments	Level 2	74	23	35
Foreign government debt securities	Long-term investments	Level 2	41	—	4
Municipal obligations	Long-term investments	Level 2	3	—	—
Derivative instruments:
Fixed-to-floating interest rate swaps	Other current liabilities	Level 2	$11	$—	$—
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	46	92	76

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

The Company has performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business which is classified as a Level 3 long-term investment and such contingent consideration had an estimated fair value of zero as of November 1, 2024, November 3, 2023, and February 2, 2024. The Company’s measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

The rollforward of the fair value of contingent consideration for the three and nine months ended November 1, 2024 and November 3, 2023, is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Beginning balance	$—	$—	$—	$21
Change in fair value	54	—	97	102
Proceeds received	(54)	—	(97)	(123)
Ending balance	$—	$—	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended November 1, 2024, and November 3, 2023, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	November 1, 2024		November 3, 2023		February 2, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$34,996	$31,651	$35,387	$30,207	$35,409	$32,757
Mortgage notes (Level 2)	1	1	2	2	2	2
Long-term debt (excluding finance lease obligations)	$34,997	$31,652	$35,389	$30,209	$35,411	$32,759

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

(In millions)	November 1, 2024	November 3, 2023	February 2, 2024
Financed payment obligations	$1,707	$1,640	$1,356

Note 6: Debt
The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in September 2023 (2023 Credit Agreement) and the $2.0 billion five-year unsecured third amended and restated credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).  The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of November 1, 2024, November 3, 2023, and February 2, 2024, there were no outstanding borrowings under the Company’s commercial paper program, the 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of November 1, 2024.

Note 7: Derivative Instruments

The Company utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	November 1, 2024	November 3, 2023	February 2, 2024
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$850	$850	$850

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

Note 8: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of November 1, 2024, the Company had $12.2 billion remaining in its share repurchase program.

During the nine months ended November 1, 2024, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 4.5 million shares of the Company’s common stock for $1.1 billion. The terms of the ASR agreements entered into during the nine months ended November 1, 2024, are as follows (in millions):

Agreement Execution Date	Agreement Settlement Date	ASR Agreement Amount	Initial Shares Delivered at Inception	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2024	Q1 2024	$325	1.1	0.2	1.3
Q2 2024	Q2 2024	375	1.4	0.3	1.7
Q3 2024	Q3 2024	400	1.3	0.2	1.5

In addition, the Company repurchased shares of its common stock through the open market as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2024		November 1, 2024
(In millions)	Shares	Cost	Shares	Cost
Open market share repurchases	1.3	$356	5.5	$1,321

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and nine months ended November 1, 2024, and November 3, 2023, were as follows:

	Three Months Ended
	November 1, 2024		November 3, 2023
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	2.8	$756	7.3	$1,595
Shares withheld from employees	0.1	2	—	1
Total share repurchases	2.9	$758	7.3	$1,596

	Nine Months Ended
	November 1, 2024		November 3, 2023
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	10.0	$2,421	27.3	$5,795
Shares withheld from employees	0.3	94	0.7	135
Total share repurchases	10.3	$2,515	28.0	$5,930
1 Includes excise tax on share repurchases in excess of issuances as part of the cost basis of the shares acquired.

Note 9: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and nine months ended November 1, 2024, and November 3, 2023:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Basic earnings per common share:
Net earnings	$1,695	$1,773	$5,833	$6,706
Less: Net earnings allocable to participating securities	(4)	(4)	(15)	(18)
Net earnings allocable to common shares, basic	$1,691	$1,769	$5,818	$6,688
Weighted-average common shares outstanding	565	576	568	585
Basic earnings per common share	$2.99	$3.07	$10.24	$11.43
Diluted earnings per common share:
Net earnings	$1,695	$1,773	$5,833	$6,706
Less: Net earnings allocable to participating securities	(4)	(4)	(15)	(18)
Net earnings allocable to common shares, diluted	$1,691	$1,769	$5,818	$6,688
Weighted-average common shares outstanding	565	576	568	585
Dilutive effect of non-participating share-based awards	1	1	1	2
Weighted-average common shares, as adjusted	566	577	569	587
Diluted earnings per common share	$2.99	$3.06	$10.22	$11.40

Anti-dilutive securities excluded from diluted weighted-average common shares	0.1	0.6	0.2	0.5

Note 10: Income Taxes

On October 1, 2024, the Internal Revenue Service (IRS) announced that businesses in North Carolina affected by Hurricane Helene would receive tax relief by postponing certain tax-payment deadlines. Under this relief, the Company’s quarterly federal estimated income tax payments originally due by October 15, 2024 and January 15, 2025, can be deferred until May 1, 2025. As of November 1, 2024, the Company deferred $130 million of federal income taxes payable originally due on October 15, 2024, which is included in other current liabilities in the consolidated balance sheet.

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Long-term debt	$363	$365	$1,092	$1,075
Short-term borrowings	—	—	—	15
Lease obligations	6	6	18	19
Interest income	(50)	(27)	(124)	(78)
Interest capitalized	(2)	(1)	(4)	(4)
Interest on tax uncertainties	—	—	3	—
Other	—	2	—	6
Interest – net	$317	$345	$985	$1,033

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	November 1, 2024	November 3, 2023
Cash paid for interest, net of amount capitalized	$1,410	$1,415
Cash paid for income taxes – net[1,2]	1,384	3,163
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$37	$46
Leased assets obtained in exchange for new operating lease liabilities[3]	442	497
Cash dividends declared but not paid	650	633
1 Cash paid for income taxes - net for the nine months ended November 1, 2024 includes $800 million of cash paid for the purchase of federal transferable tax credits.
2 Cash paid for income taxes - net for the nine months ended November 3, 2023 includes $1.2 billion of estimated income tax payments for the third and fourth quarter of fiscal 2022 that were deferred under the Internal Revenue Service’s income tax relief for businesses located in states affected by Hurricane Ian.
3 Excludes $31 million of leases signed but not yet commenced as of November 1, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of November 1, 2024 and November 3, 2023, the related consolidated statements of earnings, comprehensive income, and shareholders’ deficit for the fiscal three-month and nine-month periods ended November 1, 2024 and November 3, 2023, and cash flows for the fiscal nine-month periods ended November 1, 2024 and November 3, 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 27, 2024

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended November 1, 2024, and November 3, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2023. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our financial results:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Net sales	$20,170	$20,471	$65,120	$67,775
Net earnings	1,695	1,773	5,833	6,706
Diluted earnings per share	2.99	3.06	10.22	11.40

Net cash provided by operating activities			$8,714	$7,032
Capital expenditures			1,379	1,344
Repurchases of common stock[1]			2,515	5,930
Cash dividend payments			1,916	1,899
1    Repurchases of common stock on a trade-date basis.

Net sales in the third quarter of fiscal 2024 declined 1.5% to $20.2 billion compared to net sales of $20.5 billion in the third quarter of fiscal 2023. Comparable sales for the third quarter of fiscal 2024 decreased 1.1%, consisting of a 1.3% decrease in comparable customer transactions, partially offset by an increase of 0.2% in comparable average ticket. Net earnings in the third quarter of fiscal 2024 were $1.7 billion, compared to net earnings of $1.8 billion in the third quarter of fiscal 2023. Diluted earnings per common share were $2.99 in the third quarter of fiscal 2024 compared to $3.06 in the third quarter of fiscal 2023. Included in the third quarter of 2024 results was pre-tax income of $54 million consisting of a realized gain on the contingent consideration associated with the fiscal 2022 sale of the Canadian retail business, which increased diluted earnings per common share by $0.10. Excluding the impact of this item, adjusted diluted earnings per common share was $2.89 in the third quarter of 2024 (see the non-GAAP financial measures discussion).

For the first nine months of fiscal 2024, cash flows from operating activities were approximately $8.7 billion, with $1.4 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, during the three months ended November 1, 2024, we repurchased $758 million of common stock and paid $654 million in dividends.

Third quarter fiscal 2024 comparable sales declined 1.1% driven by continued softness in Do-It-Yourself (DIY) demand, partially offset by storm-related sales and continued strength with our Pro customers and online. Growth with our Pro customers is driven by the investments we have made to better serve the small-to-medium sized Pro as part of our Total Home strategy. In addition, investments in our supply chain and Pro job site delivery enabled us to quickly mobilize essential supplies to those areas impacted by the recent hurricanes Helene and Milton.

Our continued disciplined expense management across the Company has enabled us to deliver strong operating performance during a challenging economic setting. While the near-term macroeconomic environment remains uncertain, the core medium-to-long-term drivers of our business are strong: home price appreciation, disposable personal income, and aging housing stock. We believe these drivers, along with Millennial household formation and Baby Boomers aging in place, support demand over the long-term, particularly as interest rate pressure begins to ease. In the meantime, we plan to continue investing in our Total

Home strategy, while maintaining operational discipline, to position the Company for profitable market share growth when the home improvement market recovers.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales	Nine Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales
	November 1, 2024	November 3, 2023		November 1, 2024	November 3, 2023
Net sales	100.00%	100.00%	N/A	100.00%	100.00%	N/A
Gross margin	33.69	33.66	3	33.45	33.67	(22)
Expenses:
Selling, general and administrative	18.97	18.37	60	18.22	17.23	99
Depreciation and amortization	2.15	2.12	3	1.97	1.88	9
Operating income	12.57	13.17	(60)	13.26	14.56	(130)
Interest – net	1.57	1.68	(11)	1.51	1.52	(1)
Pre-tax earnings	11.00	11.49	(49)	11.75	13.04	(129)
Income tax provision	2.59	2.83	(24)	2.79	3.14	(35)
Net earnings	8.41%	8.66%	(25)	8.96%	9.90%	(94)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Nine Months Ended
Other Metrics	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Comparable sales decrease [1]	(1.1)%	(7.4)%	(3.6)%	(4.3)%
Total customer transactions (in millions)	194	197	632	655
Average ticket [2]	$103.80	$104.02	$103.12	$103.54
At end of period:
Number of stores	1,747	1,746
Sales floor square feet (in millions)	195	195
Average store size selling square feet (in thousands) [3]	112	112
Net earnings to average debt and shareholders’ deficit	26.8%	30.5%
Return on invested capital [4]	31.2%	35.0%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which impacted third quarter fiscal 2024 and fiscal 2023 comparable sales by approximately 55 basis points and -40 basis points, respectively, and year-to-date fiscal 2024 and fiscal 2023 sales by approximately 35 basis points and 30 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 39-week periods.
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

Fiscal 2024 Impacts
•In the third quarter of fiscal 2024, the Company recognized pre-tax income of $54 million consisting of a realized gain on the contingent consideration associated with the fiscal 2022 sale of the Canadian retail business (Canadian retail business transaction).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	November 1, 2024
	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$2.99
Non-GAAP adjustments – per share impacts
Canadian retail business transaction	(0.10)	—	(0.10)
Adjusted diluted earnings per share			$2.89
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

	For the Periods Ended
(In millions, except percentage data)	November 1, 2024	November 3, 2023
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,853	$7,664
Plus:
Interest expense – net	1,333	1,355
Operating lease interest	172	158
Provision for income taxes	2,137	2,554
Lease adjusted net operating profit	10,495	11,731
Less:
Income tax adjustment[1]	2,495	2,933
Lease adjusted net operating profit after tax	$8,000	$8,798

Denominator
Average debt and shareholders’ deficit[2]	$25,603	$25,125
Net earnings to average debt and shareholders’ deficit	26.8%	30.5%
Return on invested capital[3]	31.2%	35.0%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 23.8% and 25.0% for the periods ended November 1, 2024, and November 3, 2023, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.
3 For the periods ended November 1, 2024, and November 3, 2023, return on invested capital was impacted approximately 35 basis points and -125 basis points, respectively, as a result of the sale of the Canadian retail business.

Results of Operations

Net Sales – Net sales in the third quarter of 2024 decreased 1.5% to $20.2 billion. Comparable sales declined 1.1%, consisting of a 1.3% decline in comparable customer transactions, partially offset by a 0.2% increase in comparable average ticket.

During the third quarter of 2024, we experienced growth in Building Materials, Hardware, and Seasonal & Outdoor Living, as well as performance above company average in Paint, which reflect continued strong demand with the Pro customer and online, along with storm-related demand lift.

Net sales in the first nine months of 2024 decreased 3.9% to $65.1 billion. Comparable sales also declined 3.6% over the same period, driven by a 3.6% decline in comparable customer transactions, while comparable average ticket was flat.

Gross Margin – For the third quarter of 2024, gross margin as a percentage of sales increased three basis points. Gross margin rate benefited from ongoing productivity initiatives, partially offset by investments in our supply chain and storm-related product mix and damages.

For the first nine months of 2024, gross margin as a percentage of sales contracted 22 basis points, primarily due to ongoing investments in our supply chain and a decline in credit revenue, partially offset by lower transportation costs.

SG&A – For the third quarter of 2024, SG&A expense deleveraged 60 basis points as a percentage of sales compared to the third quarter of 2023, primarily due to employee compensation & benefits, advertising, and incremental direct storm-related costs, partially offset by the current year gain on contingent consideration associated with the fiscal 2022 sale of the Canadian retail business.

For the first nine months of 2024, SG&A expense as a percentage of sales deleveraged 99 basis points as a percentage of sales, primarily due to the same factors that impacted SG&A for the third quarter, in addition to the cycling of prior year favorable legal settlements.

Depreciation and Amortization – Depreciation and amortization deleveraged three basis points as a percentage of sales for the third quarter of 2024 compared to 2023.

For the first nine months of 2024, depreciation and amortization deleveraged nine basis points as a percentage of sales.

Interest – Net – Net interest expense for the third quarter of 2024 leveraged 11 basis points as a percentage of sales.

Net interest expense for the first nine months of 2024 leveraged one basis point as a percentage of sales.

Income Tax Provision – Our effective income tax rates were 23.6% and 24.6% for the three months ended November 1, 2024 and November 3, 2023, respectively, and 23.8% and 24.1% for the nine months ended November 1, 2024 and November 3, 2023, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return excess cash to shareholders in the form of dividends and share repurchases, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of November 1, 2024, we held $3.3 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Nine Months Ended
(In millions)	November 1, 2024	November 3, 2023
Net cash provided by operating activities	$8,714	$7,032

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the nine months ended November 1, 2024, compared to the nine months ended November 3, 2023, was primarily driven by timing of prior year income tax payments and other changes in working capital, partially offset by lower net earnings. Cash flows relating to changes in other operating liabilities improved $1.7 billion driven by the first quarter of fiscal 2023 payment of our third and fourth quarter fiscal 2022 estimated federal tax payments that were deferred under the income tax relief announced by the IRS for businesses located in states impacted by Hurricane Ian. In addition, net cash flows relating to changes in inventory and accounts payable increased $880 million primarily due to a timing shift of purchases relative to the prior year period.

Cash Flows Used in Investing Activities

	Nine Months Ended
(In millions)	November 1, 2024	November 3, 2023
Net cash used in investing activities	$(1,320)	$(1,306)

Net cash used in investing activities primarily consists of transactions related to capital expenditures. Our capital expenditures generally consist of investments in our strategic initiatives and technology to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $1.4 billion and $1.3 billion for the nine months ended November 1, 2024, and November 3, 2023, respectively. For fiscal 2024, our guidance for capital expenditures is approximately $2.0 billion.

Cash Flows Used in Financing Activities

	Nine Months Ended
(In millions)	November 1, 2024	November 3, 2023
Net cash used in financing activities	$(5,044)	$(5,864)

Net cash used in financing activities primarily consists of transactions related to our debt, share repurchases, and cash dividend payments.

Debt

Our commercial paper program is supported by the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement. The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under our commercial paper program, 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement as of November 1, 2024. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement as of November 1, 2024, was $4.0 billion.

The 2023 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at November 1, 2024.

The following table includes additional information related to our debt for the nine months ended November 1, 2024, and November 3, 2023:

	Nine Months Ended
(In millions)	November 1, 2024	November 3, 2023
Net proceeds from issuance of debt	$—	$2,983
Repayment of debt	(522)	(576)
Net change in commercial paper	—	(499)
Maximum commercial paper outstanding at any period	250	2,195

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the nine months ended November 1, 2024, and November 3, 2023:

	Nine Months Ended
(In millions, except per share data)	November 1, 2024	November 3, 2023
Total amount paid for share repurchases[1]	$2,681	$5,937
Total number of shares repurchased	11.2	21.0
Average price paid per share	$239.11	$207.60
1 Excludes unsettled share repurchases and unpaid excise taxes.

As of November 1, 2024, we had $12.2 billion remaining available under our share repurchase program with no expiration date. The Company determines the timing and amount of repurchases based on its assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, and the economic environment, among others. The timing and amount of these share repurchases are subject to change at any time.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $3.20 per share for the nine months ended November 3, 2023, to $3.35 per share for the nine months ended November 1, 2024.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of November 27, 2024, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 1, 2024, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended November 1, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended November 1, 2024:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2,3]
August 3, 2024 - August 30, 2024	382,151	$238.14	382,124	$12,845,013,032
August 31, 2024 - October 4, 2024[4]	1,318,992	264.33	1,312,497	12,445,013,032
October 5, 2024 - November 1, 2024[4]	1,150,665	271.22	1,150,375	12,186,027,385
As of November 1, 2024	2,851,808	$263.60	2,844,996	$12,186,027,385
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
4In September 2024, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the agreement, the Company paid $400 million to the financial institution and received an initial delivery of 1.3 million shares. In October 2024, the Company finalized the transaction and received an additional 0.2 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 8 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 5. - Other Information

During the three months ended November 1, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

10.1	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated September 1, 2024.*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

November 27, 2024	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

