Form 10-K
period 2025-01-31
LOWES COMPANIES INC
filed 2025-03-24
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of August 2, 2024, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $136.4 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/20/2025
Common Stock, $0.50 par value	559,706,540
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2025 Annual Meeting of Shareholders	Part III

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

ii

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 50 company and the world’s second largest home improvement retailer. As of January 31, 2025, Lowe’s operated 1,748 home improvement stores and outlets in the United States, representing approximately 195 million square feet of retail selling space.

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

Our Strategy

Lowe’s is an omnichannel retailer whose focus is on helping customers solve problems and fulfill dreams for their homes by providing an excellent customer experience, creating a great place to work for our associates, and improving our communities, which we believe will create long-term, sustainable value for our shareholders. In fiscal 2024, we continued to execute on our Total Home strategy that was introduced in fiscal 2020, by focusing on serving the professional customer (Pro customer), accelerating our online business, expanding installation services, improving localization efforts and elevating our product assortment. In December 2024, we updated our Total Home strategy, aligned with the key drivers of home improvement demand, to help our customers solve their home improvement needs with more value and exceptional service. The five pillars of our Total Home strategy are as follows:

Drive Pro penetration	Accelerate online sales	Expand home services	Create a loyalty ecosystem	Increase space productivity
•We continue to transform our Pro offerings to drive Pro penetration by continuing to enhance our Pro product assortment, investing in inventory of high-volume Pro products, launching our redesigned loyalty program, improving job site delivery capabilities, and rolling out our new Pro extended aisle.
•We are investing in our omnichannel retail capabilities to accelerate our online business through project design tools and our online product marketplace.
•We are expanding our installation services to create a high value simplified installation solution, which are provided by our network of independent installers or outsourced to our third-party model that sells, furnishes, and installs both smaller refresh projects and more complex projects.
•We are creating a loyalty ecosystem that drives brand preference and includes building out our MyLowe’s Rewards infrastructure for both Pro and do-it-yourself (DIY) customers.
•Finally, we are increasing space productivity by optimizing our assortments and tailoring them to the local markets, and balancing our value-oriented private brands with our national brands.

Our Customers and Market

The home improvement market in which we operate is highly fragmented, serving Pro customers, individual homeowners, and renters completing a wide array of projects that vary along the spectrum of DIY and do-it-for-me (DIFM). The Pro customer at Lowe’s is primarily the small to medium sized Pro, which includes three broad categories: tradespeople, repair and remodelers, and property managers.

There are many variables that affect consumer demand for the home improvement products and services we offer.  Key indicators we monitor include home price appreciation, age of the housing stock, real disposable personal income, and housing turnover.  We also monitor demographic and societal trends that shape home improvement industry growth over time as the US population moves through major life stages and events. These include strong millennial household formation, an increased preference among older generations to age in place, and the persistence of remote work.

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

Location of stores, product assortment, product pricing, and customer service continue to be key competitive factors in our industry, while the evolution of technology, including artificial intelligence (AI) and machine learning technologies, expansion of fulfillment capabilities, and customer expectations also underscore the importance of omnichannel capabilities as a competitive factor.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report.

Our Omnichannel Capabilities

We are committed to meeting customer demand to shop however, whenever, and wherever they choose. Our omnichannel network provides a single view of the customer, no matter where they place their order, whether in-store, online, on-site or through the contact center. This allows our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, the majority of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, customers may pick up their purchase in-store at the customer service desk, curbside, or from touchless lockers, or have their purchase delivered to their home or business. In addition, flexible fulfillment options are available for in-store purchases and those made through the contact center. Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an extended aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, or through our contact centers speaks to our leverage of our existing infrastructure with the omnichannel capabilities we continue to introduce.

In-Store
Our 1,748 Lowe’s-branded home improvement stores and outlet stores are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  Our home improvement stores offer similar products and services, with certain variations based on localization, along with a dedicated team of knowledgeable and friendly frontline associates available to assist our customers.  We continue to develop and implement productivity tools, including our front-end transformation and freight flow optimization initiatives, to enhance the efficiency of our sales associates and improve the customer experience.  Our Lowe’s Outlet stores have a smaller format and offer value to our customers through incremental savings on discontinued, overstocked, or scratch and dent items.

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

Contact Centers
Lowe’s operates contact centers utilizing a combination of internal staffing and third-party providers. These contact centers help Lowe’s enable an omnichannel customer experience by providing the ability to tender sales, assist with order management, coordinate deliveries, manage after-sale installations, and answer general customer questions via phone, mail, e-mail, live chat, and social media.

Our Products

Product Selection
To meet customers’ varying needs, we offer a complete line of products for construction, maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Appliances, Seasonal & Outdoor Living, Lumber, Lawn & Garden, Kitchens & Bath, Hardware, Building Materials, Millwork, Paint, Rough Plumbing, Tools, Electrical, Flooring, and Décor.  A typical Lowe’s-branded home improvement store stocks approximately 40,000 items, with additional items available through our online selling channel. Our product assortments offered in-store strive to meet the needs of the local market for the Pro and DIY customer. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

We are committed to offering a wide selection of national brand-name merchandise complemented by our selection of high-value private brands. We are balancing our value-oriented private brands with our national power brands, intensifying our localization efforts and expanding our rural assortment. In addition, we are dedicated to selling products sourced in a socially responsible, efficient, and cost-effective manner.

Supply Chain
We source our products from vendors worldwide and believe that alternative and competitive suppliers are available for virtually all of our products. Whenever possible, we purchase directly from manufacturers to provide savings for customers and improve our gross margin.

To efficiently replenish our stores and meet our customers’ expectations for fast fulfillment and delivery, we own and operate more than 120 supply chain facilities in our network. These facilities include regional distribution centers (RDCs), flatbed distribution centers (FDCs), import distribution centers (IDCs), bulk distribution centers (BDCs), cross-dock terminals (XDTs), and Fulfillment Centers (FCs). Fulfillment centers, along with many of our stores, ship product directly to our customers. In addition, we leverage our existing supply chain to deliver directly to our Pro customers. Each one of these distribution nodes plays a critical role in our Total Home strategy and collectively enable our products to get to their destination as efficiently as possible.

The FDCs distribute merchandise that requires special handling due to size or type of packaging such as lumber, boards, panel products, pipe, siding, ladders, and building materials. On average, each RDC and FDC serves approximately 115 stores. Our Pro fulfillment network stocks deeper quantities of our top Pro assortments and has expanded capabilities to handle large orders on multiple flat bed trucks. Our IDCs were expanded to create more capacity to hold import product at the coast, which improves our network’s agility to move inventory where and when it is needed. Our BDCs handle appliances and other big and bulky products, and our XDTs fulfill final mile box truck deliveries of these products.

Our supply chain supports every pillar of our Total Home strategy, and as such, we continue to invest and transform our network to unlock our omnichannel capabilities while keeping our organization’s sustainability goals top of mind. As part of the completion of the rollout of our market-based delivery model, we expanded to additional geographic areas and enhanced our distribution capacity for big and bulky products. As of fiscal year 2024, we have finalized the roll-out of our market-based delivery model.

We have also been focused on improving the speed of our delivery capabilities for our customers. As of fiscal year 2024, most parcel-eligible items fulfilled by Lowe’s can be ordered by a customer and delivered within two business days or less at standard shipping rates. Also, the nationwide expansion of our gig provider network enables same-day delivery of certain products from our stores, and as of fiscal 2024, we have the ability to deliver major appliances next-day in almost every zip code in the United States. Customer needs and buying patterns are constantly changing, and our supply chain will continue to evolve to meet their needs. We are building an omnichannel supply chain that positions the right products in the right quantities in the right places, and operates with greater network capacity with better flow management and optimization.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Kitchen & Bath, Flooring, Appliances, Millwork, and Rough Plumbing accounting for the majority of installed sales.  Our installed sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  We are simplifying the process through a team of remote associates that we call our central selling team. This team handles building quotes, answering questions over video or phone call, and providing personalized support to our customers. We are also implementing technology that allows our customers to finalize their installation contract and checkout on lowes.com or mobile application, so they do not need to return to the store. Installed sales, which includes both product and labor, accounted for approximately 5% of total sales in fiscal 2024.

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

Intellectual Property

The name “Lowe’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and logo and the accompanying goodwill and name recognition to be valuable to our business. This subsidiary owns and maintains various additional registered and unregistered trademarks, service marks and trade names, including private brand product names, such as, “Kobalt”, “STAINMASTER”, and “allen+roth.” This subsidiary also maintains various Internet domain names that are important to our business, and we also own registered and unregistered copyrights. In addition, we maintain patent portfolios related to some of our products and services and seek to patent or otherwise protect certain innovations that we incorporate into our products, services, or business operations.

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

As a testament to our commitments, in fiscal 2024 we received several notable employer of choice awards, including being named on the Disability:IN National Best Places to Work for Disability Inclusion, Fortune’s World’s Most Admired Companies Specialty Retailer, 2024 Great Place to Work Certified - U.S. and India, Fair360 Top 50 Noteworthy Company for Workplace Fairness, 2024 American Opportunity Index Top 100 Company, and a Best Corporation for Veteran’s Business Enterprises of the Year.

Our People
As of January 31, 2025, Lowe’s employed approximately 161,000 full-time associates and 109,000 part-time associates, primarily in the United States and India. During the spring season, we temporarily expand our workforce by hiring associates in part-time and full-time positions to meet the elevated levels of demand.

At Lowe’s, we have a proactive associate listening strategy, most notably through our annual engagement survey. In fiscal 2024, more than 90% of our associates participated in our survey, and our people leaders use the feedback to improve our associate experience.

Creating Good Jobs
We have a strong track record of investing in our workforce by offering locally competitive salaries and wages. As of fiscal 2024, our minimum wage starts at $15 per hour, which helps us remain competitive for talent in all of our markets. These investments include incremental wages and share-based compensation for our frontline associates, which included creating many new roles for our associates to grow into as they advance along their career path.

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

Our focus on the associate experience begins at initial application. The implementation of improved technology in the hiring process has simplified the experience for those looking to join Lowe’s and helped to drive the experience overall. We have Spanish language capabilities to promote bilingual hiring by guiding Spanish-speaking candidates through the full application process.

Providing a safe environment for both working and shopping is our highest priority at Lowe’s. We strive to maintain a culture of safety, which begins with our leaders modeling the behaviors we want our associates to adopt. We embed safety into associate onboarding, developmental e-learning, and on-the-job training.

Sense of Belonging
We believe that by building diverse and inclusive teams with a range of perspectives, backgrounds, and experiences, and equal opportunity for all, we drive better ideas, positive business results, and improve service through a deeper connection with the diverse communities we serve. Earlier this year, we evolved our diversity and inclusion initiatives, combining our eight Business Resource Groups into one umbrella associate engagement organization. By shifting to one, unified program, Lowe’s is able to foster networking and development for all associates across all areas of the business. Additionally, we eliminated our sponsorship of outside festivals, parades, and fairs to focus on our four community pillars: safe and affordable housing, community improvements, skilled trades education, and disaster response. Finally, we are evaluating our participation in external surveys, factoring in the goals of each survey and whether we will gain any actionable insights as a result of our participation. These changes were made with the goal of creating a more respectful and inclusive workplace for all of our associates.

Promising Future
We are committed to securing top talent and providing ongoing training and other developmental opportunities to facilitate meaningful careers at Lowe’s. We offer a variety of role-specific leadership and development programs that build and reinforce functional-technical/professional skills, business acumen, and leadership skills to prepare high-performing leaders for their next role. Our focus on leadership development enables us to grow talent internally and has resulted in more than 85% of store leadership positions being filled internally in the last year.

Our Lowe's University offerings include the District Manager and Store Manager immersive week-long leadership experience programs, delivered from the Lowe’s University training center; the virtually-delivered store department supervisor fundamentals series; the virtually-delivered field supply chain leadership director, manager, and supervisor experience programs; and the certification programs for store and technology associates that further develop their skills and knowledge base. In addition, our in-person Lowe’s University offerings include an Assistant Store Manager leadership training to further develop our store leaders.

Additionally, through Lowe’s Track to the Trades program, we offer all Lowe’s associates the opportunity to enroll in programs to complete apprentice certifications in electrical, plumbing, HVAC, appliance repair, or multi-family maintenance. The program also connects them with Pros to help them start a career in their area of interest. The Track to the Trades program demonstrates Lowe’s commitment to our industry and the communities we serve. This program, combined with our tuition-free education program, are further examples of how we are investing in the development of our associates.

Corporate Responsibility

We take our role as a Fortune® 50 retailer seriously by managing our business responsibly and focusing on serving our associates and improving the communities where we live and work. Sustainability objectives are integrated into our business operations, particularly by focusing on the three pillars of our sustainability strategy: our people and communities, product sustainability, and operational excellence, which includes reducing the environmental footprint of our operations, which we believe will help drive long-term shareholder value. In fiscal 2024, for the sixth consecutive year, Lowe’s was included in the Dow Jones Sustainability North America Index based on our environmental, social, and operational practices.

Investing in our Communities

We understand the important role Lowe’s plays in supporting our communities through our philanthropic efforts. With our community engagement initiatives and continued partnerships with nonprofits across the nation, we are revitalizing neighborhoods, improving community spaces, responding when natural disasters strike, and preparing the next generation of skilled tradespeople. We carry out these initiatives with a special focus on veterans, the active military community, and first responders. Additionally, since awarding its first Gable Grants in 2023, the Lowe’s Foundation has invested over $25 million to help expand skilled trades career pathways through a growing network of community colleges and nonprofits in rural and urban communities. From funding new skilled trade facilities and instructors to accreditation programs, these grants support carpentry and construction, HVAC, electrical, plumbing, and appliance repair training.

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

In addition, we have a wood sourcing policy with principles that we expect our vendors to follow, including no illegal logging; no deforestation; no sourcing of endangered species; the protection and preservation of biodiversity; and undergoing and securing Free, Prior and Informed Consent, as defined by the United Nations, wherever applicable. We have enhanced our wood sourcing policy to include a more robust risk-based approach, including new wood sourcing risk levels by country, improved monitoring practices, and a new forestry grievance process.
We are dedicated to empowering our customers to lead more sustainable lives while minimizing the environmental footprint of our products. We continue to expand our offering of independently certified products that have validated environmental claims, preserve and protect natural resources, and help customers decrease energy and water consumption. We work with local and regional utilities to offer customers assorted rebates for a variety of efficient products including ENERGY STAR® and WaterSense®.

Reducing our Environmental Footprint

We are committed to mitigating climate change by reducing the environmental impact of our operations and supply chain through reducing carbon emissions with investments in energy efficiency, use of renewable energy, environmentally friendly transportation practices, and innovative water and waste management systems.

Greenhouse Gas (GHG) Emissions
In December 2022, Lowe’s established a goal to reach net-zero emissions across the Company’s scope 1, 2, and 3 GHG emissions by 2050. Lowe’s has since increased its interim emissions targets for 2030 and committed to decreasing its scope 1 and 2 emissions by 42% and reducing scope 3 emissions by 25% below 2021 levels. We report our progress annually in Lowe’s Corporate Responsibility Report, to the Carbon Disclosure Project (CDP), and via lowes.com/net-zero. The contents of these reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (SEC).

To reach these targets, Lowe’s will focus on increasing operational efficiency and working to reduce emissions across Lowe's entire value chain. We are making further investments in energy efficiency and renewable energy within our operations, while exploring emerging technologies to reduce emissions associated with our vehicle fleet and facilities. Over the past three years, we have spent more than $300 million across multiple projects including replacing stores’ aging HVAC units with high efficiency models, installing and updating building management systems, installing pallet grinders, and completing indoor LED lighting upgrades. Lowe’s continues to partner with our suppliers to decrease our scope 3 GHG emissions. We encourage suppliers to report their emissions to CDP, giving suppliers more insight into how they generate emissions, which is the first step toward helping them reduce upstream emissions. This collaboration can help suppliers increase their operational efficiency and reduce their emissions through the use of renewable energy and low-carbon innovations. When our suppliers mitigate their impacts on the climate, Lowe’s own scope 3 emissions can be reduced.

Procuring renewable energy is another lever to reduce our emissions footprint. Our first renewable power purchase agreement, the Mesquite Star wind farm in Texas, went live in fiscal 2020 and is now in its fifth year of operation. As we strive to establish a pipeline of other offsite renewable projects, several projects are planned to become active over the next few years. Lowe’s is a member of the Clean Energy Buyers Association to evaluate and explore new opportunities and technologies across renewable energy markets (e.g., community solar, power purchase agreements), as well as implementing on-site solar generation in multiple states. In fiscal 2023, we announced plans to install rooftop solar panels at 174 store and distribution center locations nationwide, including more than 50 sites already in operation. More than 100 sites were operational by the end of fiscal 2024. Once each site is completed, the solar panels will provide approximately 90% of the energy usage at each location.

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

Waste
We partner with suppliers to improve recycling and waste diversion, develop regional management processes, measure waste streams, and conduct waste audits. At a local level, store waste, including cardboard, broken appliances, and wood pallets, is recycled through national and regional partners, and we provide in-store recycling and reuse centers for our customers to bring in plastic planter pots, compact fluorescent lamp bulbs, plastic bags, and rechargeable batteries. In our fourth year collaborating with How2Recycle, we continue to educate customers and encourage proper recycling of our product packaging. As technology and innovative practices improve, we will continue to explore opportunities to participate in the circular economy.

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

Corporate Responsibility Reporting

Lowe’s participates in the CDP’s climate change, forests, and water security questionnaires to benchmark and quantify our environmental practices and provide transparency on our progress. Lowe’s continues to externally verify our scope 1 and 2 GHG emissions, as well as scope 3 Use of Sold Product GHG emissions and water usage data to increase confidence in our reporting. Additionally, our annual Corporate Responsibility Report is guided by the Sustainable Accounting Standards Board, the Global Reporting Initiative, and the U.N. Sustainable Development Goals, and we publish our Task Force on Climate-related Financial Disclosures Report to assess our climate-related risks and opportunities and better understand the potential impacts on our value chain.

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

Available Information

Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our Internet website at ir.lowes.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Failure to identify such trends, adapt our business concept, implement an increasingly localized merchandising assortment, and implement related strategic initiatives successfully, could negatively affect our relationship with our customers, the demand for the home improvement products and services we sell, the rate of growth of our business, our market share, and results of operations.

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

The success of our strategic initiatives to adapt our business concept to our customers’ changing shopping habits and demands and changing demographics have required us to, and will continue to require us to, deliver large, complex programs requiring integrated planning, initiative prioritization, and program sequencing. These initiatives have required, and will continue to require, new competencies in many positions, and our management, associates, and contractors have had to, and will need to continue to, adapt and learn new skills and capabilities. To the extent they are unable or unwilling to make these changes, we may be unable to realize the full benefits of our strategic initiatives and expand our relevant market access. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, to support our strategic initiatives and the related technology investments needed to implement our strategic investments, we must attract and retain a large number of skilled professionals, including technology professionals. The market for these professionals is increasingly competitive. Our results of operations, financial condition, or business prospects could also be adversely affected if we fail to provide a consistent experience for our customers, regardless of sales channel, if our technology systems do not meet our customers’ expectations, if we are unable to counteract new developments and innovations implemented by our competitors, or if we are unable to attract, retain, and manage the talent succession of additional personnel at various levels of the Company who have the skills and capabilities we need to implement our strategic initiatives and drive the changes that are essential to successfully adapting our business concept in the rapidly changing retail environment.

We have many competitors who could take sales and market share from us if we fail to execute our strategic initiatives effectively, or if they develop a substantially more effective or lower cost means of meeting customer needs, resulting in a negative impact on our business and results of operations.
We operate in a highly competitive market for home improvement products and services and have numerous large and small, direct and indirect competitors. The principal competitive factors in our industry include location of stores, product assortment, product pricing, in-stock levels, customer service, and the evolution of technology and customer expectations. We face growing competition from online and omnichannel retailers who have a similar product or service offering. Customers are increasingly able to quickly comparison shop and determine real-time product availability and price using digital tools. We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization and integration of rapidly evolving technologies, including AI and machine learning technologies. Further, online and omnichannel retailers continue to focus on delivery services, as customers are increasingly seeking faster, guaranteed delivery times, including same-day and next-day fulfillment, low-price or free shipping, and convenient pick-up options, and we must make investments to keep up with our customers’ evolving shopping preferences. Our ability to be competitive on delivery times, delivery costs, and delivery options depends on many factors, including successful implementation and the continued maintenance of our initiatives related to supply chain transformation, including our market-based delivery model, and our relationships with third parties providing delivery services. Our failure to respond effectively to competitive pressures and changes in the markets for home improvement products and services could affect our financial performance. Moreover, changes in the promotional pricing and other practices of our competitors, including the effects of competitor liquidation activities, may impact our results.

If we fail to hire, train, manage, and retain qualified associates or corporate support staff with the capabilities of delivering on strategic objectives, our labor costs and results of operations could be negatively impacted.
Our customers expect our associates to be well trained and knowledgeable about the products we sell and the home improvement services we provide. We compete with other retailers for many of our associates, and we are experiencing a competitive labor market with low unemployment. Increasingly, our sales associates must have expanded skill sets. It is important that we attract and retain a qualified workforce that can deliver relevant, competent, and differentiated experiences for a wide variety of culturally diverse customers. Additionally, in order to deliver on the omnichannel expectations of our customers and related strategic objectives, we rely on the specialized training and capabilities of corporate support staff, which are broadly sought after by our competitors. Further, our ability to successfully execute organizational changes, including management transitions within the Company's senior leadership, are critical to our business success. The loss of key executive or senior officers or our failure to adequately plan for succession of senior management personnel could impact our ability to achieve our strategic objectives. If we are unable to hire, train, manage, and retain qualified associates, the quality of service we provide to our customers may decrease and our results of operations could be negatively affected.

Our ability to meet our labor needs, particularly in a competitive labor market, while controlling our costs is subject to a variety of external factors, including wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics and the adoption of new or revised legislation or regulations governing immigration, employment, labor relations, minimum wage, health care benefits, and family and medical leave. We are subject to upward pressure on associate wages and employer-provided benefits, which in turn increases labor costs. Additionally, many associates are in entry-level or part-time roles with historically higher turnover rates, which leads to increased training and retention costs. Further, we are subject to labor organizing efforts from time to time, and if we become subject to collective bargaining agreements in the future, it could affect how we operate our business. Our response to any organizing efforts could be perceived negatively and harm our business and reputation. In addition to our United States operations, we have support offices in India and China, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our business and results of operations.

Positively and effectively managing our public image and reputation is critical to our business success, and, if our public image and reputation are damaged, it could negatively impact our relationships with our customers, vendors, associates, and shareholders, and consequently, our business and results of operations.
Our public image and reputation are critical to ensuring that our customers shop at Lowe’s, our vendors want to do business with Lowe’s, and our associates want to work for Lowe’s. We must continue to manage, preserve, and grow Lowe’s public image and reputation. Lowe’s actual or perceived position or lack of position on social, environmental, political, public policy, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation. In addition, failure to meet our stated environmental and social objectives, and consumer, shareholder, and other stakeholder concerns about our environmental and social practices are potential sources of reputational risk. Vendors and others with whom we do business may affect our reputation. Any negative incident can erode trust and confidence quickly, and adverse publicity about us could damage our reputation and brand image, undermine our customers’ confidence, reduce demand for our products and services, affect our relationships with current and future vendors, impact our results of operations, affect our ability to recruit, retain, and engage our associates, and attract regulatory scrutiny. The significant expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such negative incidents. We have been, and in the future may be, subject to criticism in the media and negative social media campaigns related to certain initiatives, including those related to diversity and inclusion, and changes in those initiatives. Widespread dissemination of such criticism at times may adversely impact our relationships with our associates, customers, shareholders, and other stakeholders. In addition, the use of social media platforms and other technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other actions.

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
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and our brand image. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial, and reputational risks. As a result, Lowe’s reputation as a retailer of high-quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty. Additionally, we and our customers have expectations on responsible sourcing and compliance with applicable laws and regulations. Under our Vendor Code of Conduct, our vendors are required to meet our expectations across multiple areas of compliance, including health and safety, environmental standards, compensation, hours of work, and prohibitions on child and forced labor. Where appropriate, we request that our vendors provide additional documentation proving their compliance in these areas. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase. Actual, potential, or perceived product safety concerns or vendor non-compliance exposes us to litigation, as well as government enforcement action, and could, and in certain instances in the past has, resulted in costly product recalls, the inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions, and other liabilities.

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
We source, stock, and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. Catastrophic events, extreme weather conditions, public health crises, and global economic and political conditions may adversely affect our global supply chain. For example, impacts related to the COVID-19 pandemic placed strains on the domestic and international supply chain, which negatively affected the flow and availability of our products in the past, due to difficulties in timely obtaining products from the manufacturers and suppliers of our products.

We source, both directly and indirectly, a portion of the products we sell from foreign manufacturers, with China and Mexico being the dominant import sources. Tax and trade policies, tariffs, and other regulations affecting trade between the United States and other countries, such as China and Mexico, increase the cost of our merchandise sourced from outside of the United States, which represents a large percentage of our private branded and national brand merchandise. It remains unclear how tax or trade policies, tariffs, customs actions, or trade relations may evolve in the future, which could adversely affect our business, results of operations, effective income tax rate, liquidity, and net income. In addition, other countries have responded by changing their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future. Complications in the free movement of goods in North America, an escalation of tariff activity elsewhere in the world or changes to existing free trade agreements, like the United States-Mexico-Canada Agreement (USMCA), could adversely impact our financial results. Increased import tariffs and other changes in trade policy could also negatively impact consumer demand for the products we sell. In addition to the potential direct impacts of increased tariff activity, longer term macroeconomic consequences could result, including slower growth, inflation, and higher interest rates. The degree of our exposure is dependent on, among other things, the type of goods, rates imposed, and timing of tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost increases by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.

Financial instability among key vendors, political instability, geopolitical or armed conflicts, and labor unrest in source countries or elsewhere in our supply chain, changes in the total costs in our supply chain (including fuel), labor costs or labor shortages among our vendors, port labor disputes and security, the outbreak of pandemics, weather-related events, natural disasters, work stoppages, shipping capacity restraints, shipping delays and disruptions, changes in trade policy, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs or duties, customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions, fluctuations in transport availability, capacity, and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. In recent years, U.S. ports have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters.

Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, we experience delays in inventory, increased delivery costs, or merchandise out-of-stocks that could lead to lost sales and decreased customer confidence, and adversely affect our results of operations.

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
Access to the Internet from computers, tablets, smartphones and other mobile communication devices has empowered our customers and changed the way they shop and how we interact with them. Our websites, primarily Lowes.com, are a sales channel for our products, and are also a method of making product, project, and other relevant information available to our customers that impacts our in-store sales. Additionally, we have other affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among, and otherwise interact with, our customers, including through online visualization and configuration tools. Performance issues with these customer-facing technology systems, including temporary outages caused by distributed denial of service, ransomware, or other cyber-attacks, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented, could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable online vendor and source of information about home improvement products and services.

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

A ransomware attack could prevent us or our third-party service providers from accessing data or systems that support Lowe’s operations. Our information security or our service providers’ information security may also be compromised because of human errors or acts, including by associates, or system errors. Our systems and our service providers’ systems are additionally vulnerable to a number of other causes, such as critical infrastructure outages, computer viruses, technology system failures, catastrophic events or cyber-attacks, including the use of malicious codes, worms, phishing, and ransomware. In the event that our systems are breached or damaged for any reason, we may also suffer loss or unavailability of data and interruptions to our business operations while such breach or damage is being remedied. Should these events occur, the unauthorized disclosure, loss, or unavailability of data and disruption to our business may have a material adverse effect on our reputation, drive existing and potential customers away and lead to financial losses from remedial actions, or potential liability, including possible litigation and punitive damages. A security breach resulting in the unauthorized release of data from our information systems or our third-party service providers’ information systems would also materially increase the costs we already incur to protect against such risks and require dedication of substantial resources to manage the aftermath of such a breach. We maintain cybersecurity insurance coverage although such insurance may be insufficient to compensate us for losses that may occur or may not cover certain cyber incidents. Additionally, the rapid evolution of AI and machine learning technologies and the implementation of pilot programs integrating generative AI into our internal and customer-facing systems may intensify our cybersecurity risks and create new risks to our business, operations, and financial condition.

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

Our growing use of AI and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used and/or a complex, developing regulatory environment.
We currently leverage internally developed and third-party developed AI, including both predictive and generative AI-powered solutions, to facilitate a more efficient operation of our business and to enhance the experience of our customers. We have developed an AI framework designed to enhance the customer experience and unlock productivity across three pillars – how we sell, how we shop, and how we work. We use AI-powered solutions designed to enable quick and personalized customer interactions, design assistance platforms, and tools for better forecasting, sourcing, inventory planning, and faster fulfillment. We face risk of competitive disadvantage if our competitors more effectively use AI to better serve customers, drive internal efficiencies, and create new or enhanced products or services. Additionally, we are making investments to expand our AI capabilities in our business, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new features using AI technologies. We anticipate increased investments in the future to improve our use of AI, however, there can be no assurance that the development or usage of, or our investments in, AI will always enhance our products or services or be beneficial to our business. Further, the rapidly evolving legal and regulatory environment relating to AI and privacy could impact our implementation of AI technology and increase compliance costs and the risk of non-compliance. Flaws, breaches, or malfunctions in these systems could lead to operational disruptions, data loss, erroneous decision-making, regulatory scrutiny, reputational harm, or legal liability.

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

Legal, Regulatory and Other External Risks

Our sales are dependent upon the health and stability of the general economy. Adverse changes in macroeconomic factors specific to the home improvement industry have in the past and may in the future negatively impact the rate of growth of our total sales and comparable sales.
Many macroeconomic factors have in the past and may in the future adversely affect our financial performance. These include, but are not limited to, periods of slow economic growth or recession, home price appreciation or decreasing housing turnover, age of housing stock, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, the impact of rising interest rates, consumer debt levels, changes in tax rates and policy, outbreak of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, geopolitical or armed conflicts, and acts of both domestic and international terrorism. Additionally, in fiscal 2024, we continued to operate in an environment with inflationary pressures and higher interest rates, which has adversely impacted consumer discretionary spending. If cost inflation of merchandise increases beyond our ability to control or respond effectively, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand. Sales of many of our product categories and services are driven by the activity level of home improvement projects. Adverse development in these factors could result in a decrease in home improvement activity which could reduce demand for our products and services.

Our business has been and could continue to be affected by uncharacteristic or significant weather conditions, as well as other catastrophic events, which could impact our operations.
Natural disasters, such as hurricanes and tropical storms, fires, floods, tornadoes, and earthquakes; unseasonable, or unexpected or extreme weather conditions, such as major or extended winter storms or droughts, whether as a result of climate change or otherwise; severe changes in climate; pandemics and public health concerns; acts of terrorism or violence, including active shooter situations; civil unrest; or similar disruptions and catastrophic events could have, and in certain instances in the past had, an adverse effect on our operations or financial performance. These events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement or construction projects, and could have an adverse effect on our financial performance. Natural disasters or catastrophic climate events may, and in certain instances in the past has, increased demand for certain of our products, and if we are unable to meet such customer demands, our reputation, business, and financial operations could be harmed, particularly if our responses to such events are less adequate than those of our competitors. These types of events can also adversely affect our workforce and prevent associates and customers from reaching our stores and other facilities. They can also disrupt or disable operations of stores, support centers, and portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services. In addition, these events may affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders and to communicate with our stores. Unseasonable, unexpected or extreme weather conditions such as excessive precipitation, warm temperatures during the winter season, or prolonged or extreme periods of warm or cold temperatures, could render a portion of our inventory damaged or unsellable. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

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
We may be affected by higher rates of federal, state, or local tax imposed as a result of political developments or economic conditions, which could affect our effective tax rate. Our effective tax rate and future tax liability could be adversely affected by regulatory and legal changes, the results of tax audits and examinations, disallowed tax strategies, and changes in accounting principles and interpretations relating to tax matters, all of which could negatively impact our business. Changes in tax laws and regulations that impact our customers and counterparties or the economy generally could also impact our financial condition and results of operations.

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

As part of our focus on the use of AI technology in our business, we developed an AI cybersecurity strategy designed to enable the building of secure and reliable AI systems while also managing ethical, legal, cyber, data privacy, and other technology risks. The Company also established an AI Governance Committee, which is composed of leaders across a variety of business, technology, and support functions, to oversee the creation and implementation of risk control and strategic implementation frameworks.

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

Oversight responsibility over cybersecurity risk is shared by the Board and the Audit Committee, with the Audit Committee being primarily responsible for overseeing risks related to cybersecurity, data protection, privacy, and significant emerging technology. The Audit Committee regularly reviews metrics about cyber threat response preparedness, program maturity milestones, risk mitigation status, and the current and emerging threat landscape, in addition to the results of third-party reviews and assessments of our security controls. Our CDIO or CISO provide regular cybersecurity updates in the form of written reports and presentations to the Audit Committee at its quarterly meetings, which are also provided to the full Board. We also have protocols by which certain cybersecurity incidents are escalated and, where appropriate, reported to the Audit Committee in a timely manner.

Item 2 - Properties

As of January 31, 2025, our properties consisted of 1,748 stores and outlets in the United States with a total of approximately 195 million square feet of selling space.  A summary of our stores is as follows:

State	Stores	State	Stores
Alabama	39	Montana	5
Alaska	5	Nebraska	5
Arizona	32	Nevada	17
Arkansas	21	New Hampshire	13
California	112	New Jersey	40
Colorado	29	New Mexico	14
Connecticut	17	New York	70
Delaware	10	North Carolina	115
District of Columbia	1	North Dakota	3
Florida	132	Ohio	84
Georgia	64	Oklahoma	29
Hawaii	4	Oregon	14
Idaho	8	Pennsylvania	83
Illinois	37	Rhode Island	5
Indiana	43	South Carolina	51
Iowa	11	South Dakota	3
Kansas	12	Tennessee	60
Kentucky	42	Texas	144
Louisiana	30	Utah	17
Maine	11	Vermont	2
Maryland	29	Virginia	69
Massachusetts	28	Washington	35
Michigan	45	West Virginia	18
Minnesota	10	Wisconsin	8
Mississippi	24	Wyoming	1
Missouri	47	Total	1,748

Of the total stores operating as of January 31, 2025, approximately 89% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate several facilities to support distribution and fulfillment, as well as data centers and various support offices.  Our executive offices are located in Mooresville, North Carolina.

Item 3 - Legal Proceedings

The Company is from time to time a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims, and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company applies a threshold of $1,000,000 for purposes of disclosing environmental proceedings involving a governmental authority, if any, under this Item 3. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position, or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

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

Name	Age	Title
Marvin R. Ellison	60	Chairman, President and Chief Executive Officer since May 2021; President and Chief Executive Officer, July 2018 – May 2021; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc. (a department store retailer), 2016 – May 2018; Chief Executive Officer, J.C. Penney Company, Inc., 2015 – 2016; President, J.C. Penney Company, Inc., 2014 – 2015; Executive Vice President – U.S. Stores, The Home Depot, Inc. (a home improvement retailer) 2008 – 2014.

William P. Boltz	62	Executive Vice President, Merchandising since August 2018; President and CEO, Chervon North America (a global power tool supplier), 2015 – 2018; President and owner of The Boltz Group, LLC (a retail consulting firm), 2013 – 2015; Senior Vice President, Merchandising, The Home Depot, Inc. (a home improvement retailer), 2010 – 2012; Vice President, Merchandising, The Home Depot, Inc., 2006 – 2010.

Janice M. Dupré	60	Executive Vice President, Human Resources since June 2020; Senior Vice President, Talent Management & Diversity and Global Chief Diversity Officer, January 2020 – June 2020; Vice President, Leadership Development and Global Chief Diversity Officer, November 2017 – January 2020; Vice President of Diversity & Inclusion and Chief Diversity Officer, McKesson Corporation (a healthcare company), June 2015 – October 2017.

Seemantini Godbole	55	Executive Vice President, Chief Digital and Information Officer since September 2022; Executive Vice President, Chief Information Officer, November 2018 – September 2022; Senior Vice President, Digital and Marketing Technology, Target Corporation (a department store retailer), January 2017 – November 2018; Vice President, Digital and Marketing Technology, Target Corporation, 2013 – December 2016.

Joseph M. McFarland III	55	Executive Vice President, Stores since August 2018; Executive Vice President, Chief Customer Officer, J.C. Penney Company, Inc. (a department store retailer), March 2018 – August 2018; Executive Vice President, Stores, J.C. Penney Company, Inc., 2016 – March 2018; Divisional President, The Home Depot, Inc. (a home improvement retailer), 2007 – 2015.

Juliette W. Pryor	60	Executive Vice President, Chief Legal Officer and Corporate Secretary since March 2024; Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary, May 2023 – March 2024; Executive Vice President, General Counsel and Corporate Secretary, Albertsons Companies, Inc. (a food and drug retail company), June 2020 – May 2023; Senior Vice President, General Counsel and Corporate Secretary, Cox Enterprises, Inc. (a multi-industry communications and automotive services company), October 2016 – June 2020; Executive Vice President, General Counsel and Chief Compliance Officer, US Foods, Inc. (a food service distribution company), February 2009 – October 2016.

Brandon J. Sink	47	Executive Vice President, Chief Financial Officer since April 2022; Senior Vice President, Retail Finance, March 2021 – April 2022; Vice President, Merchandising Finance, June 2019 – March 2021; Vice President, Enterprise Strategy, August 2018 – June 2019; Vice President, Finance, September 2016 – August 2018; Vice President, Corporate Controller, July 2015 – September 2016.

Margrethe R. Vagell	47	Executive Vice President, Supply Chain since March 2024; Senior Vice President, Supply Chain, January 2024 – March 2024; Senior Vice President, General Merchandising Manager, June 2019 – January 2024; Senior Vice President, Store Merchandising, September 2018 – June 2019; Vice President, Chief Customer Officer Operations, July 2017 – September 2018; Vice President, Enterprise Analytics, November 2015 – July 2017; Vice President, Pricing and Promotions, October 2014 – November 2015.

Quonta D. Vance	51	Executive Vice President, Pro and Home Services since June 2023; Senior Vice President, Transportation and Final Mile, November 2022 – June 2023; Senior Vice President, General Merchandising Manager, January 2021 – November 2022; Division President, May 2019 – January 2021; Regional Vice President, The Home Depot, Inc. (a home improvement retailer), February 2001 – May 2018.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 20, 2025, there were 19,786 holders of record of Lowe’s common stock.

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on January 31, 2020, in the Company’s common stock and each of the indices.

	1/31/2020	1/29/2021	1/28/2022	2/3/2023	2/2/2024	1/31/2025
Lowe’s	$100.00	$145.94	$208.44	$195.43	$202.79	$244.70
S&P 500	100.00	117.23	141.84	134.58	163.95	202.41
S&P Retail Index	100.00	141.39	149.72	126.69	174.14	227.91

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2024:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2,3]
November 2, 2024 - November 29, 2024[4]	1,408,924	$258.41	1,408,481	$11,721,027,386
November 30, 2024 - January 3, 2025[4]	808,207	247.92	806,759	11,521,039,437
January 4, 2025 - January 31, 2025	3,247,993	257.41	3,247,535	10,786,142,988
As of January 31, 2025	5,465,124	$256.26	5,462,775	$10,786,142,988
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
4 In November 2024, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a third-party financial institution to repurchase the Company’s common stock. At inception, pursuant to the ASR agreement, the Company paid $400 million to the financial institution and received an initial delivery of 1.2 million shares. In January 2025, the Company finalized the transaction and received an additional 0.4 million shares. The average price paid per share in settlement of the ASR agreement included in the table above was determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement. See Note 9 to the consolidated financial statements included herein for additional information regarding share repurchases.

Item 6 - Reserved

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the two-year period ended January 31, 2025 (our fiscal years 2024 and 2023). Unless otherwise noted, all references herein for the years 2024, 2023, and 2022 represent the fiscal years ended January 31, 2025, February 2, 2024, and February 3, 2023, respectively.  Fiscal years 2024 and 2023 contained 52 weeks of operating results compared to fiscal year 2022, which contained 53 weeks. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our annual financial results:

(in millions, except per share data)	2024	2023	2022[1]
Net sales	$83,674	$86,377	$97,059
Net earnings	6,957	7,726	6,437

Diluted earnings per share	$12.23	$13.20	$10.17

Net cash provided by operating activities	$9,625	$8,140	$8,589
Capital expenditures	1,927	1,964	1,829
Repurchases of common stock[2]	3,929	6,334	14,128
Cash dividend payments	2,566	2,531	2,370
1    The fiscal year ended February 3, 2023 had 53 weeks. The fiscal years ended January 31, 2025 and February 2, 2024 had 52 weeks.
2    Repurchases of common stock on a trade-date basis.

Net sales for fiscal 2024 decreased 3.1% from fiscal 2023 to $83.7 billion. Comparable sales for fiscal 2024 decreased 2.7%, consisting of a 3.0% decrease in comparable customer transactions, and a 0.3% increase in comparable average ticket. Net earnings for fiscal 2024 decreased 10.0% to $7.0 billion. Diluted earnings per common share decreased 7.4% in fiscal 2024 to $12.23 from $13.20 in fiscal 2023. Included in fiscal 2024 results is pre-tax income of $177 million associated with the fiscal 2022 sale of the Canadian retail business, which increased diluted earnings per share by $0.24. Included in the fiscal 2023 results is $63 million of pre-tax income associated with the sale of the Canadian retail business, which increased diluted earnings per share by $0.11 in fiscal year 2023. Adjusting for these items, adjusted diluted earnings per common share decreased 8.4% to $11.99 in 2024 from adjusted diluted earnings per common share of $13.09 in 2023 (see the non-GAAP financial measures discussion).

For fiscal 2024, cash flows from operating activities were $9.6 billion, with $1.9 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company repurchased $3.9 billion of common stock and paid $2.6 billion in dividends during the year.

Macroeconomic factors, such as ongoing inflation and higher interest rates resulting in depressed levels of housing turnover, continued to exert downward pressure on big-ticket DIY discretionary spending in fiscal 2024. Despite these factors, we generated positive Pro customer comparable sales and increased Pro penetration for the year. This is the result of our cumulative investments in the right brands and products, greater inventory depth, improved job site delivery, dedicated service levels, and the Pro customer digital experience. In addition, our strong online performance gives us confidence that our focus on an intuitive user experience and omnichannel fulfillment capabilities, specifically more same-day delivery options and an improved Buy Online Pickup in Store experience, are resonating with our customers.

Looking Forward
The core demand drivers of our business that we track remain unchanged: disposable personal income, home price appreciation, and the age of the housing stock. We believe these drivers will sustain long-term demand as homeowners invest in repairs and upgrades. Trends such as millennial household formation, the elderly preference to age in place, and the persistence of remote work also support home improvement market demand. While these demand drivers remain supportive, broader market uncertainties also exist around tariffs, tax policy, and the overall geopolitical environment. We remain focused on delivering strong operating performance, while continuing to make the right long-term investments for growth. This includes executing at a high level through the near-term market pressures by driving productivity, managing costs, and investing in our updated Total Home strategy while continuing to drive sustainable, long-term shareholder value.

OPERATIONS

The following table sets forth the percentage relationship to net sales of each line item of the consolidated statements of earnings.  This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

				Basis Point Increase/(Decrease) in Percentage of Net Sales
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net sales	100.00%	100.00%	100.00%
Gross margin	33.32	33.39	33.23	(7)	16
Expenses:
Selling, general and administrative	18.74	18.02	20.94	72	(292)
Depreciation and amortization	2.07	1.99	1.82	8	17
Operating income	12.51	13.38	10.47	(87)	291
Interest – net	1.57	1.60	1.16	(3)	44
Pre-tax earnings	10.94	11.78	9.31	(84)	247
Income tax provision	2.63	2.83	2.68	(20)	15
Net earnings	8.31%	8.95%	6.63%	(64)	232

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

Other Metrics	2024	2023	2022[1]
Comparable sales decrease[2]	(2.7)%	(4.7)%	(0.9)%
Total customer transactions (in millions)	809	835	937
Average ticket[3]	$103.37	$103.51	$103.64
At end of year:
Number of stores	1,748	1,746	1,738
Sales floor square feet (in millions)	195	195	195
Average store size selling square feet (in thousands)[4]	112	112	112
Net earnings to average debt and shareholders’ deficit	27.5%	31.6%	26.6%
Return on invested capital[5]	32.0%	36.4%	30.4%
1    The fiscal year ended February 3, 2023 had 53 weeks. The fiscal years ended January 31, 2025 and February 2, 2024 had 52 weeks.
2     A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales include online sales, which positively impacted comparable sales in fiscal 2024, fiscal 2023, and fiscal 2022 by approximately 50 basis points, 25 basis points, and 45 basis points, respectively. The comparable sales calculation for fiscal 2022 was calculated using sales for a comparable 52-week period.
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

Fiscal 2024 Compared to Fiscal 2023

Net Sales – Net sales decreased 3.1% to $83.7 billion in fiscal 2024. The decrease in total sales was primarily driven by the decrease in comparable sales. Comparable sales decreased 2.7% over the same period, driven by a 3.0% decline in comparable customer transactions, and a 0.3% increase in comparable average ticket. Comparable sales change during each quarter of the fiscal year, as reported, were declines of 4.1% in the first quarter, 5.1% in the second quarter, 1.1% in the third quarter, and an increase of 0.2% in the fourth quarter.

During fiscal 2024, we had comparable sales increases in Building Materials. An additional four product categories performed above the Company average, including Hardware, Rough Plumbing, Appliances, and Millwork. Strength in Building Materials reflects strong demand from Pro customers. Our DIY customer categories were impacted by lower DIY discretionary demand, particularly in bigger-ticket interior projects.

Gross Margin – Gross margin as a percentage of sales for fiscal 2024 decreased seven basis points compared to fiscal 2023. The gross margin decrease for the year was primarily driven by investments in our supply chain, partially offset by productivity initiatives.

SG&A – SG&A expense for fiscal 2024 deleveraged 72 basis points as a percentage of sales compared to fiscal 2023. This was primarily driven by employee compensation and benefits, due to higher bonus attainment and employee insurance costs, as well as cycling favorable legal settlements in the prior year.

Depreciation and Amortization – Depreciation and amortization expense deleveraged eight basis points for fiscal 2024 as a percentage of sales compared to fiscal 2023.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2024	2023
Interest expense, net of amount capitalized	$1,445	$1,459
Amortization of original issue discount and loan costs	24	23
Interest on tax uncertainties	3	1
Interest income	(159)	(101)
Interest – net	$1,313	$1,382

Net interest expense in fiscal 2024 leveraged three basis points.

Income Tax Provision – Our effective income tax rate was 24.0% in fiscal 2024 compared to 24.1% in fiscal 2023.

Fiscal 2023 Compared to Fiscal 2022

For a comparison of our results of operations, financial condition, liquidity, and capital resources for the fiscal years ended February 2, 2024, and February 3, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2024, filed with the SEC on March 25, 2024.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in understanding the comparison of operational performance for fiscal 2024 and fiscal 2023. Adjusted diluted earnings per share excludes the impact of certain items, further described below, not contemplated in the Company’s business outlook for fiscal 2024 and fiscal 2023.

Fiscal 2024 Impacts
•In fiscal 2024, the Company recognized pre-tax income of $177 million consisting of realized gains on the contingent consideration associated with the fiscal 2022 sale of the Canadian retail business (Canadian retail business transaction).

Fiscal 2023 Impacts
•In fiscal 2023, the Company recognized pre-tax income of $63 million consisting of a realized gain on the contingent consideration and adjustments to the selling price associated with the fiscal 2022 sale of the Canadian retail business (Canadian retail business transaction).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining this non-GAAP financial measure may differ from the method used by other companies and may not be comparable.

	2024			2023
	Pre-Tax Earnings	Tax[1]	Net Earnings	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$12.23			$13.20
Non-GAAP adjustments – per share impacts
Canadian retail business transaction	(0.31)	0.07	(0.24)	(0.11)	—	(0.11)
Adjusted diluted earnings per share			$11.99			$13.09
1 Represents the tax benefit or expense related to the item excluded from adjusted diluted earnings per share.

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

(In millions, except percentage data)	2024	2023	2022
Calculation of Return on Invested Capital
Numerator
Net earnings	$6,957	$7,726	$6,437
Plus:
Interest expense – net	1,314	1,382	1,123
Operating lease interest	173	157	163
Provision for income taxes	2,196	2,449	2,599
Lease adjusted net operating profit	10,640	11,714	10,322
Less:
Income tax adjustment[1]	2,552	2,819	2,970
Lease adjusted net operating profit after tax	$8,088	$8,895	$7,352

Denominator
Average debt and shareholders’ deficit[2]	$25,270	$24,418	$24,155
Net earnings to average debt and shareholders’ deficit	27.5%	31.6%	26.6%
Return on invested capital[3]	32.0%	36.4%	30.4%
1    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 24.0%, 24.1%, and 28.8% for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.
3 For the year ended January 31, 2025, February 2, 2024, and February 3, 2023, return on invested capital was impacted by approximately 44 basis points, 19 basis points, and -800 basis points, respectively, as a result of the sale of the Canadian retail business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return excess cash to shareholders in the form of dividends and share repurchases, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of January 31, 2025, we held $1.8 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

As of January 31, 2025, our material contractual obligations and commercial commitments consist of leases, long-term debt, purchase obligations, and letters of credit. See Note 5, Note 7, and Note 14 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for amounts outstanding related to leases, long-term debt, and commitments, respectively, as of January 31, 2025.

Cash Flows Provided by Operating Activities

(In millions)	2024	2023
Net cash provided by operating activities	$9,625	$8,140

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the year ended January 31, 2025, compared to the year ended February 2, 2024, was primarily due to timing of income tax payments and other changes in working capital, partially offset by lower net earnings. Cash flows relating to changes in other operating liabilities improved $2.1 billion due primarily to timing of federal estimated tax payments. Fiscal 2023 includes payment of certain fiscal 2022 estimated tax payments deferred under the income tax relief announced by the Internal Revenue Service (IRS) for businesses located in states impacted by Hurricane Ian. In addition, fiscal 2024 benefited from deferral of certain federal estimated tax payments that were deferred until fiscal 2025 under the income tax relief announced by the IRS for businesses impacted by Hurricane Helene.

Cash Flows Used in Investing Activities

(In millions)	2024	2023
Net cash used in investing activities	$(1,738)	$(1,901)

Net cash used in investing activities primarily consists of transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $1.9 billion in fiscal 2024 and $2.0 billion in fiscal 2023.

For fiscal 2025, our guidance for capital expenditures is approximately $2.5 billion. We may adjust our capital expenditures, if necessary or appropriate, to support our operations, to enhance long-term strategic positioning, or in response to the economic environment.

Cash Flows Used in Financing Activities

(In millions)	2024	2023
Net cash used in financing activities	$(7,047)	$(6,666)

Net cash used in financing activities primarily consist of transactions related to our debt, share repurchases, and cash dividend payments.

Total Debt

In fiscal 2024, we repaid a $450 million senior note at maturity.

In fiscal 2023, we issued $3.0 billion of unsecured notes in March 2023, and during fiscal 2023, we also repaid a $500 million senior note at maturity.

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

The Credit Agreements support our commercial paper program. The amount available to be drawn under the Credit Agreements is reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under the commercial paper program or Credit Agreements as of January 31, 2025. Total combined availability under the Credit Agreements as of January 31, 2025, was $4.0 billion. There were no outstanding borrowings under the Company’s commercial paper program as of February 2, 2024, and there were no outstanding borrowings under the Credit Agreements as of February 2, 2024.

The Third Amended and Restated Credit Agreement and the 2023 Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants as of January 31, 2025.

The following table includes additional information related to our debt for fiscal 2024 and fiscal 2023:

(In millions, except for interest rate data)	2024	2023
Net proceeds from issuance of debt	$—	$2,983
Repayment of debt	$(545)	$(601)
Net change in commercial paper	$—	$(499)
Maximum commercial paper outstanding at any period	$250	$2,195
Short-term borrowings outstanding at year-end	$—	$—
Weighted-average interest rate of short-term borrowings outstanding	—%	—%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities on share-based payments. Shares repurchased are returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for fiscal 2024 and fiscal 2023:

(In millions, except per share data)	2024	2023
Total amount paid for share repurchases[1]	$4,053	$6,138
Total number of shares repurchased	16.6	29.2
Average price paid per share	$244.63	$210.07
1    Excludes unsettled share repurchases and unpaid excise taxes.

As of January 31, 2025, we had $10.8 billion remaining under our share repurchase program with no expiration date.

Dividends

In the third quarter of fiscal 2024, we increased our quarterly dividend payment by 5% to $1.15 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for fiscal 2024 and fiscal 2023:

(In millions, except per share data and percentage data)	2024	2023
Total cash dividend payments	$2,566	$2,531
Dividends paid per share	$4.50	$4.30
Dividend payout ratio	37%	33%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 24, 2025, which is disclosed to provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us the option to refinance our debt as it becomes due. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Merchandise Inventory

Description
We record an inventory reserve for the estimated adjustment to mark down merchandise inventory to the lower of cost or net realizable value (LCNRV). This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During fiscal 2024, our reserve decreased approximately $23 million to $222 million as of January 31, 2025.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  During fiscal 2024, the inventory shrink reserve increased approximately $2 million to $427 million as of January 31, 2025.

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

Judgments and uncertainties involved in the estimate
We do not believe that our merchandise inventories are subject to significant risk of markdown in the near term in excess of our established reserves, and we have the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns or a deterioration in product quality could result in the need for additional reserves.  Likewise, changes in the estimated shrink reserve may be necessary, based on the timing and results of physical inventories.  We also apply judgment in the determination of obsolete inventory and assumptions about net realizable value.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for inventory during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of inventory subject to markdown or the weighted average estimated loss rate used in the calculation of our LCNRV inventory reserve would each have affected net earnings by approximately $17 million for fiscal 2024. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrink reserve would have affected net earnings by approximately $32 million for fiscal 2024.

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

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, property, general and product liability, extended protection plans, and certain medical and dental claims. We have excess insurance coverage above certain retention amounts to limit exposure from single events and earnings volatility. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, and $10 million per occurrence involving general liability, product liability, and automobile liability. We do not have any excess insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During fiscal 2024, our self-insurance liabilities decreased approximately $138 million to $966 million as of January 31, 2025.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $72 million for fiscal 2024. A 100 basis point change in our discount rate would have affected net earnings by approximately $18 million for fiscal 2024.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates and commodity prices.

Interest Rate Risk

We use interest rate swap agreements as fair value hedges on certain debt. The fair value of our derivative financial instruments as of January 31, 2025, was not material. Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because nearly all of our long-term debt is carried at amortized cost and consists primarily of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful for our financial instruments.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of January 31, 2025.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of January 31, 2025, our Internal Control is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lowe’s Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 31, 2025 and February 2, 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows, for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and February 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
March 24, 2025

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended January 31, 2025, of the Company and our report dated March 24, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 24, 2025

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	Fiscal Years Ended
	January 31, 2025		February 2, 2024		February 3, 2023
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$83,674	100.00%	$86,377	100.00%	$97,059	100.00%
Cost of sales	55,797	66.68	57,533	66.61	64,802	66.77
Gross margin	27,877	33.32	28,844	33.39	32,257	33.23
Expenses:
Selling, general and administrative	15,682	18.74	15,570	18.02	20,332	20.94
Depreciation and amortization	1,729	2.07	1,717	1.99	1,766	1.82
Operating income	10,466	12.51	11,557	13.38	10,159	10.47
Interest – net	1,313	1.57	1,382	1.60	1,123	1.16
Pre-tax earnings	9,153	10.94	10,175	11.78	9,036	9.31
Income tax provision	2,196	2.63	2,449	2.83	2,599	2.68
Net earnings	$6,957	8.31%	$7,726	8.95%	$6,437	6.63%

Basic earnings per common share	$12.25		$13.23		$10.20
Diluted earnings per common share	$12.23		$13.20		$10.17

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	Fiscal Years Ended
	January 31, 2025		February 2, 2024		February 3, 2023
	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$6,957	8.31%	$7,726	8.95%	$6,437	6.63%
Foreign currency translation adjustments – net of tax	—	—	5	0.01	36	0.04
Cash flow hedges – net of tax	(13)	(0.02)	(14)	(0.02)	309	0.32
Other	1	0.01	2	—	(2)	—
Other comprehensive (loss)/income	(12)	(0.01)	(7)	(0.01)	343	0.36
Comprehensive income	$6,945	8.30%	$7,719	8.94%	$6,780	6.99%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	January 31, 2025	February 2, 2024

Assets
Current assets:
Cash and cash equivalents	$1,761	$921
Short-term investments	372	307
Merchandise inventory – net	17,409	16,894
Other current assets	816	949
Total current assets	20,358	19,071
Property, less accumulated depreciation	17,649	17,653
Operating lease right-of-use assets	3,738	3,733
Long-term investments	277	252
Deferred income taxes – net	244	248
Other assets	836	838
Total assets	$43,102	$41,795

Liabilities and shareholders’ deficit
Current liabilities:
Current maturities of long-term debt	2,586	537
Current operating lease liabilities	563	487
Accounts payable	9,290	8,704
Accrued compensation and employee benefits	1,008	954
Deferred revenue	1,358	1,408
Other current liabilities	3,952	3,478
Total current liabilities	18,757	15,568
Long-term debt, excluding current maturities	32,901	35,384
Noncurrent operating lease liabilities	3,628	3,737
Deferred revenue – Lowe’s protection plans	1,268	1,225
Other liabilities	779	931
Total liabilities	57,333	56,845

Commitments and contingencies

Shareholders’ deficit:
Preferred stock – $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—
Common stock – $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 560 million and 574 million, respectively	280	287
Accumulated deficit	(14,799)	(15,637)
Accumulated other comprehensive income	288	300
Total shareholders’ deficit	(14,231)	(15,050)
Total liabilities and shareholders’ deficit	$43,102	$41,795

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit
(In millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance January 28, 2022	670	$335	$—	$(5,115)	$(36)	$(4,816)
Net earnings	—	—	—	6,437	—	6,437
Other comprehensive income	—	—	—	—	343	343
Cash dividends declared, $3.95 per share	—	—	—	(2,466)	—	(2,466)
Share-based payment expense	—	—	225	—	—	225
Repurchases of common stock	(71)	(35)	(375)	(13,718)	—	(14,128)
Issuance of common stock under share-based payment plans	2	1	150	—	—	151
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
Net earnings	—	—	—	7,726	—	7,726
Other comprehensive income	—	—	—	—	(7)	(7)
Cash dividends declared, $4.35 per share	—	—	—	(2,531)	—	(2,531)
Share-based payment expense	—	—	209	—	—	209
Repurchases of common stock	(30)	(15)	(349)	(5,970)	—	(6,334)
Issuance of common stock under share-based payment plans	3	1	140	—	—	141
Balance February 2, 2024	574	$287	$—	$(15,637)	$300	$(15,050)
Net earnings	—	—	—	6,957	—	6,957
Other comprehensive loss	—	—	—	—	(12)	(12)
Cash dividends declared, $4.55 per share	—	—	—	(2,578)	—	(2,578)
Share-based payment expense	—	—	222	—	—	222
Repurchases of common stock	(16)	(8)	(380)	(3,541)	—	(3,929)
Issuance of common stock under share-based payment plans	2	1	158	—	—	159
Balance January 31, 2025	560	$280	$—	$(14,799)	$288	$(14,231)
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	January 31, 2025	February 2, 2024	February 3, 2023
Cash flows from operating activities:
Net earnings	$6,957	$7,726	$6,437
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,972	1,923	1,981
Noncash lease expense	520	499	530
Deferred income taxes	9	6	(239)
Asset impairment and loss on property - net	5	83	2,118
(Gain)/loss on sale of business	(177)	(79)	421
Share-based payment expense	221	210	223
Changes in operating assets and liabilities:
Merchandise inventory – net	(514)	1,637	(2,594)
Other operating assets	93	182	56
Accounts payable	633	(1,820)	(549)
Other operating liabilities	(94)	(2,227)	205
Net cash provided by operating activities	9,625	8,140	8,589

Cash flows from investing activities:
Purchases of investments	(1,286)	(1,785)	(1,189)
Proceeds from sale/maturity of investments	1,204	1,722	1,174
Capital expenditures	(1,927)	(1,964)	(1,829)
Proceeds from sale of property and other long-term assets	105	53	45
Proceeds from sale of business	177	100	491
Other – net	(11)	(27)	(1)
Net cash used in investing activities	(1,738)	(1,901)	(1,309)

Cash flows from financing activities:
Net change in commercial paper	—	(499)	499
Net proceeds from issuance of debt	—	2,983	9,667
Repayment of debt	(545)	(601)	(867)
Proceeds from issuance of common stock under share-based payment plans	159	141	151
Cash dividend payments	(2,566)	(2,531)	(2,370)
Repurchases of common stock	(4,053)	(6,138)	(14,124)
Other – net	(42)	(21)	(5)
Net cash used in financing activities	(7,047)	(6,666)	(7,049)

Effect of exchange rate changes on cash	—	—	(16)

Net increase/(decrease) in cash and cash equivalents	840	(427)	215
Cash and cash equivalents, beginning of year	921	1,348	1,133
Cash and cash equivalents, end of year	$1,761	$921	$1,348
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2025, FEBRUARY 2, 2024, AND FEBRUARY 3, 2023

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 1,748 stores and outlets in the United States as of January 31, 2025.  On February 3, 2023, Lowe’s completed the sale of its Canadian retail business, which operated 232 stores in Canada, as well as serviced 210 dealer-owned stores. The Canadian retail business included a number of complementary formats under the banners of RONA, Lowe’s Canada, Réno-Dépôt, and Dick’s Lumber. See Note 6 for information on this divestiture.

Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Fiscal 2022 contained 53 weeks, and fiscal years 2023 and 2024 each contained 52 weeks. All references herein for the years 2024, 2023, and 2022 represent the fiscal years ended January 31, 2025, February 2, 2024, and February 3, 2023, respectively.

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

Investments - Investments generally consist of certificates of deposit, commercial paper, corporate debt securities, governmental securities, and money market funds, which are classified as available-for-sale.  Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. The proceeds from sales and gross realized gains and losses on available-for-sale debt securities were not significant for any of the periods presented.

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

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Available-for-sale debt securities classified as long-term as of January 31, 2025, will mature in one to three years, based on stated maturity dates.

The Company classifies as investments restricted balances pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $372 million as of January 31, 2025, and $307 million as of February 2, 2024.  Restricted balances included in long-term investments were $277 million as of January 31, 2025, and $252 million as of February 2, 2024.

Merchandise Inventory - The Company’s inventory is stated at the lower of cost and net realizable value (LCNRV) using the first-in, first-out method of inventory accounting. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

The Company records an inventory reserve for the estimated adjustment to mark down merchandise inventory to the lower of cost or net realizable value.  This reserve is based on management’s current knowledge with respect to inventory levels, sales trends, and historical experience. Management does not believe the Company’s merchandise inventories are subject to significant risk of markdown in the near term in excess of established reserves, and management has the ability to adjust purchasing patterns based on anticipated sales trends and general economic conditions.  However, changes in consumer purchasing patterns could result in the need for additional reserves.  The Company’s LCNRV inventory reserve was $222 million as of January 31, 2025, and $245 million as of February 2, 2024.

The Company also records an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  Changes in the estimated shrink reserve are made based on the timing and results of physical inventories. The Company’s reserve for inventory shrinkage was $427 million as of January 31, 2025, and $425 million as of February 2, 2024.

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

The Company held fixed-to-floating interest rate swap agreements as fair value hedges on certain debt as of January 31, 2025, and February 2, 2024. The Company evaluates the effectiveness of the fair value hedges using the shortcut method of accounting under which the hedges are assumed to be perfectly effective. Thus, the change in fair value of the derivative instruments offsets the change in fair value on the hedged debt, and there is no net impact in the consolidated statements of earnings from the fair value of the derivatives.

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

Prior to September 2023, the Company also had an agreement with Synchrony under which Synchrony purchased at face value commercial business accounts receivable originated by the Company and serviced those accounts.  The Company primarily accounted for these transfers as sales of the accounts receivable.  When the Company transferred its commercial business accounts receivable, it retained certain interests in those receivables, including the funding of a loss reserve and its obligation related to Synchrony’s ongoing servicing of the receivables sold.  Any gain or loss on the sale was determined based on the previous carrying amounts of the transferred assets allocated at fair value between the receivables sold and the interests retained. Fair value was based on the present value of expected future cash flows, taking into account the key assumptions of anticipated credit losses, payment rates, late fee rates, Synchrony’s servicing costs, and the discount rate commensurate with the uncertainty involved.  Due to the short-term nature of the receivables sold, changes to the key assumptions would not materially impact the recorded gain or loss on the sales of receivables or the fair value of the retained interests in the receivables.

In 2023, Synchrony exercised an option under the agreement to directly extend credit to the commercial accounts receivable customers, for which the related transition period was completed in August 2023. In 2023, prior to the option’s effective date, $3.1 billion of accounts receivable were sold to Synchrony and the Company recognized a loss of $63 million related to the servicing costs remitted to Synchrony monthly. In 2022, total commercial business accounts receivable sold to Synchrony were $5.2 billion and the Company recognized a loss of $76 million.

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

	Years Ended
(In millions)	January 31, 2025	February 2, 2024	February 3, 2023
Financed payment obligations outstanding at the beginning of the year	$1,356	$2,257	$2,274
Payment obligations financed during the year	9,926	9,573	12,159
Financed payment obligations paid during the year	(9,771)	(10,474)	(12,176)
Financed payment obligations outstanding at the end of the year	$1,511	$1,356	$2,257

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	January 31, 2025	February 2, 2024
Accrued dividends	$645	$633
Income taxes payable	491	33
Accrued interest	449	456
Self-insurance liabilities	432	431
Sales tax liabilities	195	164
Sales return reserve	167	191
Accrued property taxes	138	130
Other	1,435	1,440
Total	$3,952	$3,478

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has excess insurance coverage above certain retention amounts to limit exposure from these claims.  The Company is also self-insured for certain losses relating to extended protection plans, as well as medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. Total self-insurance liabilities, including the current and non-current portions, were $966 million as of January 31, 2025, and $1.1 billion as of February 2, 2024.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured. Outstanding surety bonds relating to self-insurance were $272 million as of January 31, 2025, and $280 million as of February 2, 2024.

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

Transferable Tax Credits

In August 2022, the Inflation Reduction Act was enacted which included provisions that allow for the transfer of certain federal clean energy tax credits (Federal Transferable Tax Credits). The Company paid $909 million and $143 million for the purchase of Federal Transferable Tax Credits in 2024 and 2023, respectively. All amounts paid have been included in payments for income taxes, and differences between tax credits purchased and amounts paid are included as a component of the income tax provision.

Income Tax Relief

On October 1, 2024, the Internal Revenue Service announced that businesses in North Carolina, affected by Hurricane Helene would receive tax relief by postponing certain tax-payment deadlines. Under this relief, certain federal estimated income tax payments can be deferred until May 1, 2025. As of January 31, 2025, the Company deferred $478 million of federal income taxes payable, which is included in other current liabilities in the consolidated balance sheet.

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

In August 2022, the Inflation Reduction Act enacted a 1% excise tax on net share repurchases after December 31, 2022. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ deficit.

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
- Costs associated with operating the Company’s distribution network, including employee compensation and benefit costs and occupancy costs;
       - Depreciation of assets associated with the Company’s distribution network;
■ Costs of installation services provided;
■ Costs associated with shipping and handling to customers, as well as directly from vendors to customers by third parties;
■ Depreciation of assets used in delivering product to customers;
■ Costs associated with inventory shrinkage and markdown;
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

Advertising - Costs associated with advertising are charged to SG&A expense as incurred.  Advertising expenses were $921 million, $831 million, and $869 million in 2024, 2023, and 2022, respectively.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ deficit. Comprehensive income represents changes in shareholders’ deficit from non-owner sources and is comprised of net earnings adjusted primarily for cash flow hedge derivative contracts. Net cash flow hedge gains, net of tax, classified in accumulated other comprehensive income were $288 million, $301 million, and $315 million as of January 31, 2025, February 2, 2024, and February 3, 2023, respectively.

Reclassifications - Income taxes payable for the prior year was reclassified to conform with current year presentation and is included in Other current liabilities on the consolidated balance sheets.

Accounting Pronouncements Recently Adopted - Effective November 2, 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Under the ASU, all disclosure requirements in this update and ASC 280, Segment Reporting, are required for public entities with a single reportable segment. See Note 17 for additional details of the Company’s reportable segment.

Accounting Pronouncements Not Yet Adopted -
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands income tax disclosures in the effective tax rate reconciliation table and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

The following table presents the Company’s sources of revenue:

(In millions)	Years Ended
	January 31, 2025	February 2, 2024	February 3, 2023
Products	$80,538	$83,002	$93,392
Services	1,934	2,097	2,178
Other	1,202	1,278	1,489
Net sales	$83,674	$86,377	$97,059

The balances and classification within the consolidated balance sheets for anticipated sales returns and the associated right of return assets are as follows:

(In millions)	Classification	January 31, 2025	February 2, 2024
Anticipated sales returns	Other current liabilities	$167	$191
Right of return assets	Other current assets	99	111
Deferred revenue - retail and stored-value cards
Deferred revenue for retail and stored-value cards are as follows:

(In millions)	January 31, 2025	February 2, 2024
Retail deferred revenue	$770	$796
Stored-value cards deferred revenue	588	612
Deferred revenue	$1,358	$1,408

Deferred revenue - Lowe’s protection plans
Deferred revenue associated with Lowe’s protection plans is as follows:

(In millions)	January 31, 2025	February 2, 2024
Deferred revenue - Lowe’s protection plans	$1,268	$1,225
Lowe’s protection plan sales previously recorded as deferred revenue and claim expenses incurred are as follows:

(In millions)	Years Ended
	January 31, 2025	February 2, 2024	February 3, 2023
Lowe’s protection plan deferred revenue recognized into sales	$561	$549	$527
Lowe’s protection plan claim expenses	210	224	180
Disaggregation of Revenues
The following table presents the Company’s net sales disaggregated by merchandise division:

	Years Ended
	January 31, 2025		February 2, 2024		February 3, 2023
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%
Home Décor[1]	$30,862	36.9%	$32,136	37.2%	$36,212	37.3%
Building Products[2]	26,380	31.5	26,949	31.2	31,321	32.3
Hardlines[3]	24,256	29.0	24,954	28.9	26,925	27.7
Other	2,176	2.6	2,338	2.7	2,601	2.7
Total	$83,674	100.0%	$86,377	100.0%	$97,059	100.0%
Note: Merchandise division net sales for prior periods have been reclassified to conform to the current year presentation.
1    Home Decor includes the following product categories: Appliances, Décor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Years Ended
	January 31, 2025	February 2, 2024	February 3, 2023
United States	$83,674	$86,377	$92,010
Canada[1]	—	—	5,049
Net Sales	$83,674	$86,377	$97,059
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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and financial liabilities measured at fair value on a recurring basis.

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	January 31, 2025	February 2, 2024
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$199	$152
Money market funds	Short-term investments	Level 1	91	56
Commercial paper	Short-term investments	Level 2	49	5
Corporate debt securities	Short-term investments	Level 2	16	50
Certificates of deposit	Short-term investments	Level 1	13	42
Foreign government debt securities	Short-term investments	Level 2	4	—
Municipal obligations	Short-term investments	Level 2	—	2
U.S. Treasury securities	Long-term investments	Level 1	150	213
Corporate debt securities	Long-term investments	Level 2	88	35
Foreign government debt securities	Long-term investments	Level 2	37	4
Municipal obligations	Long-term investments	Level 2	2	—
Derivative instruments:
Fixed-to-floating interest rate swaps	Other current liabilities	Level 2	$11	$—
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	35	76

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

In addition, the Company has received performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business and is classified as a Level 3 long-term investment. The Company determined the initial fair value for contingent consideration as of February 3, 2023, based on an income approach using an option pricing model, calculated using the significant unobservable inputs such as total equity value, volatility, and expected term. Subsequent measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate.

The rollforward of the fair value of contingent consideration is as follows:

	Years Ended
(In millions)	January 31, 2025	February 2, 2024
Beginning balance	$—	$21
Change in fair value	177	102
Proceeds received	(177)	(123)
Ending balance	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal years ended January 31, 2025, and February 2, 2024, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	January 31, 2025		February 2, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$35,011	$31,557	$35,409	$32,757
Mortgage notes (Level 2)	1	1	2	2
Long-term debt (excluding finance lease obligations)	$35,012	$31,558	$35,411	$32,759

NOTE 4: Property and Accumulated Depreciation
Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	January 31, 2025	February 2, 2024
Cost:
Land	N/A	$6,811	$6,785
Buildings and building improvements	7-40	18,386	18,039
Equipment	2-15	10,988	10,238
Construction in progress	N/A	616	708
Total cost		36,801	35,770
Accumulated depreciation		(19,152)	(18,117)
Property, less accumulated depreciation		$17,649	$17,653

Included in property, less accumulated depreciation are right-of-use assets under finance leases. The related amortization expense for right-of-use assets under finance leases is included in depreciation and amortization expense. The Company recognized depreciation and amortization expense, inclusive of amounts presented in cost of sales, of $2.0 billion in 2024, and $1.9 billion in 2023 and 2022.

NOTE 5: Leases

The lease-related assets and liabilities recorded on the balance sheet are summarized in the following table:

(In millions)	Classification	January 31, 2025	February 2, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$3,738	$3,733
Finance lease assets	Property, less accumulated depreciation[1]	395	425
Total lease assets		4,133	4,158

Liabilities
Current
Operating	Current operating lease liabilities	563	487
Finance	Current maturities of long-term debt	87	87
Noncurrent
Operating	Noncurrent operating lease liabilities	3,628	3,737
Finance	Long-term debt, excluding current maturities	388	422
Total lease liabilities		$4,666	$4,733
1Finance lease assets are recorded net of accumulated amortization of $373 million as of January 31, 2025, and $326 million as of February 2, 2024.

The table below presents the lease costs for finance and operating leases:

(In millions)	Years Ended
	January 31, 2025	February 2, 2024	February 3, 2023
Finance lease cost
Amortization of leased assets	$92	$88	$90
Interest on lease liabilities	23	24	29
Operating lease cost[1]	712	630	734
Variable lease cost	268	258	329
Total lease cost	$1,095	$1,000	$1,182
1Includes short-term leases and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of January 31, 2025, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In millions)	Operating Leases[1]	Finance Leases[2]	Total
Fiscal 2025	$683	$101	$784
Fiscal 2026	726	95	821
Fiscal 2027	700	65	765
Fiscal 2028	676	59	735
Fiscal 2029	527	47	574
Thereafter	1,913	214	2,127
Total lease payments	5,225	581	5,806
Less: interest[3]	(1,034)	(106)	(1,140)
Present value of lease liabilities[4]	$4,191	$475	$4,666
1Operating lease payments include $469 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $205 million of minimum lease payments for leases signed but not yet commenced.
2Finance lease payments exclude $2 million of minimum lease payments for leases signed but not yet commenced.
3Calculated using the lease-specific incremental borrowing rate.
4Includes the current portion of $563 million for operating leases and $87 million for finance leases.

Lease Term and Discount Rate	January 31, 2025	February 2, 2024
Weighted-average remaining lease term (years)
Operating leases	8.97	9.23
Finance leases	8.68	8.75
Weighted-average discount rate
Operating leases	4.28%	4.11%
Finance leases	4.89%	4.93%

Other Information	Years Ended
(In millions)	January 31, 2025	February 2, 2024	February 3, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$743	$689	$788
Operating cash flows used for finance leases	22	24	29
Financing cash flows used for finance leases	86	92	90
Leased assets obtained in exchange for new finance lease liabilities	47	50	51
Leased assets obtained in exchange for new operating lease liabilities[1]	545	696	729
1Excludes $205 million of leases signed but not yet commenced as of January 31, 2025.

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

During the fiscal year ended January 31, 2025, the Company recognized a pre-tax gain on sale of $177 million associated with performance-based contingent consideration received. During the fiscal year ended February 2, 2024, the Company recognized a pre-tax gain on sale of $79 million associated with performance-based consideration received, as well as final adjustments to the selling price. During the fiscal year ended February 3, 2023, the Company recorded $2.5 billion of pre-tax costs associated with the sale, inclusive of long-lived asset impairment, loss on sale, and other closing costs. The cumulative foreign currency translation adjustment previously included in accumulated other comprehensive income was reclassified to earnings and included in the loss on sale. A summary of the significant activity included within SG&A expense in the consolidated statements of earnings associated with the sale of the Canadian retail business is as follows:

	Years Ended
(In millions)	January 31, 2025	February 2, 2024	February 3, 2023
Long-lived asset impairment	$—	$—	$2,061
(Gain)/loss on sale	(177)	(79)	421
Other closing costs	—	—	19
Total	$(177)	$(79)	$2,501

NOTE 7: Debt

Commercial Paper Program

The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in September 2023 (2023 Credit Agreement), and the $2.0 billion five-year unsecured third amended and restated credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).  The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program.

Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2023 Credit Agreement and Third Amended and Restated Credit Agreement (collectively, the Credit Agreements), the Company may increase the combined aggregate availability of both agreements by an additional $1.0 billion. The Credit Agreements contain customary representations, warranties, and covenants for transactions of these type. The Company was in compliance with those financial covenants as of January 31, 2025.

There were no borrowings under the Company’s commercial paper program, Third Amended and Restated Credit Agreement, or the 2023 Credit Agreement as of January 31, 2025, and February 2, 2024. Total combined availability under the Credit Agreements was $4.0 billion as of January 31, 2025.

Long-Term Debt

Debt Category (In millions, except percentage data)	Weighted-Average Interest Rate as of January 31, 2025	January 31, 2025	February 2, 2024
Secured debt:
Mortgage notes due through fiscal 2027[1]	6.24%	$1	$2
Unsecured debt:
Notes due through fiscal 2029	3.40%	11,215	11,623
Notes due fiscal 2030-2034	3.70%	7,709	7,703
Notes due fiscal 2035-2039	5.93%	858	858
Notes due fiscal 2040-2044	4.09%	2,578	2,578
Notes due fiscal 2045-2049	4.04%	3,820	3,818
Notes due fiscal 2050-2054	4.35%	6,118	6,117
Notes due fiscal 2060-2064	5.19%	2,713	2,713
Finance lease obligations due through fiscal 2043		475	509
Total long-term debt		35,487	35,921
Less: current maturities		(2,586)	(537)
Long-term debt, excluding current maturities		$32,901	$35,384
1    Real properties with an aggregate book value of $11 million as of January 31, 2025, were pledged as collateral for secured debt.

Principal amount of debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

(In millions)	Principal
Fiscal 2025	$2,500
Fiscal 2026	2,350
Fiscal 2027	2,368
Fiscal 2028	2,255
Fiscal 2029	1,811
Thereafter	24,035
Total	$35,319

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all financial covenants of these agreements as of January 31, 2025.

During 2023, the Company issued $3.0 billion of unsecured fixed rate notes (collectively, the 2023 Notes) as follows:

Issue Date	Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
March 2023	$1,000	April 2026	4.800%	$3
March 2023	$1,000	July 2033	5.150%	$4
March 2023	$500	July 2053	5.750%	$5
March 2023	$500	April 2063	5.850%	$5

Interest on the 2023 Notes with April maturity dates is payable semiannually in arrears in April and October of each year until maturity. Interest on the 2023 Notes with July maturity dates is payable semiannually in arrears in January and July of each year until maturity.

The indenture governing the 2023 Notes contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued interest, if any, up to the date of redemption. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued interest, if any, on such notes up to the date of purchase. The indenture governing the notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity. However, the indenture includes various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources.

The discounts associated with these issuances, which include the underwriting and issuance discounts, are recorded in long-term debt and are being amortized over the respective terms of the notes using the effective interest method.

NOTE 8: Derivative Instruments

The notional amounts of the Company’s material derivative instruments are as follows:

(In millions)	January 31, 2025	February 2, 2024
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$850	$850

See Note 3 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivatives financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

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

In connection with the issuance of our 2023 Notes, we settled forward interest rate swap contracts with a combined notional amount of $2.0 billion and received a payment of $247 million. In connection with the issuance of the March 2022 Notes, the Company settled forward interest rate swap contracts with a combined notional amount of $1.5 billion and received a payment of $143 million. In connection with the issuance of the September 2022 Notes, the Company settled forward interest rate swap contracts with a combined notional amount of $1.3 billion and received a payment of $136 million. The (loss)/gain from forward interest rate swap derivatives, both matured and outstanding, designated as cash flow hedges recorded in other comprehensive (loss)/income and earnings for 2024, 2023, and 2022, including its line item in the financial statements, is as follows:

	Years Ended
(In millions)	January 31, 2025	February 2, 2024	February 3, 2023
Other comprehensive (loss)/income:
Cash flow hedges – net of tax benefit/(expense) of $4 million, $5 million, and ($102) million, respectively	$(13)	$(14)	$311
Net earnings:
Interest – net	$17	$15	$1

NOTE 9: Shareholders’ Deficit

Authorized shares of preferred stock were 5.0 million ($5 par value) as of January 31, 2025, and February 2, 2024, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($0.50 par value) as of January 31, 2025, and February 2, 2024.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private off-market transactions.  Shares purchased under the repurchase program are returned to authorized and unissued status.  On December 7, 2022, the Company announced that its Board of Directors authorized $15.0 billion of share repurchases under the program. As of January 31, 2025, the Company had $10.8 billion remaining under the program.

During the year ended January 31, 2025, the Company entered into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions to repurchase a total of 6.1 million shares of the Company’s common stock for $1.5 billion. At inception, the Company paid the financial institutions using cash on hand and took initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company would either receive additional shares from the financial institution or be required to deliver additional shares or cash to the financial institution.  The Company controlled its election to either deliver additional shares or cash to the financial institution and was subject to provisions which limited the number of shares the Company would be required to deliver.

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

The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, are as follows (in millions):

Agreement Execution Date	ASR Settlement Date	ASR Agreement Amount	Initial Shares Delivered	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2022	Q1 2022	750	2.8	0.6	3.4
Q2 2022	Q2 2022	1,750	7.5	2.1	9.6
Q3 2022	Q3 2022	2,250	8.3	3.3	11.6
Q4 2022	Q4 2022	530	2.0	0.6	2.6
Q1 2023	Q1 2023	750	3.1	0.7	3.8
Q2 2023	Q2 2023	1,000	3.9	0.7	4.6
Q3 2023	Q3 2023	1,500	5.3	1.7	7.0
Q1 2024	Q1 2024	325	1.1	0.2	1.3
Q2 2024	Q2 2024	375	1.4	0.3	1.7
Q3 2024	Q3 2024	400	1.3	0.2	1.5
Q4 2024	Q4 2024	400	1.2	0.4	1.6

During the year ended January 31, 2025, the Company also repurchased shares of its common stock through the open market totaling 9.3 million shares for a cost of $2.3 billion.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Total shares repurchased for 2024, 2023, and 2022 were as follows:

	Years Ended
	January 31, 2025		February 2, 2024		February 3, 2023
(In millions)	Shares	Cost	Shares	Cost	Shares	Cost
Share repurchase program[1]	15.4	$3,834	29.2	$6,199	70.6	$14,004
Shares withheld from employees	0.4	94	0.7	135	0.6	124
Total share repurchases	15.8	$3,928	29.9	$6,334	71.2	$14,128
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

A total of 80.0 million shares were authorized for grants of share-based awards to key employees and non-employee directors under the Company’s currently active Incentive Plan, of which there were 23.5 million shares remaining available for grants as of January 31, 2025. The 2020 Employee Stock Purchase Plan (the ESPP) permits a maximum of 20.0 million shares to be offered for purchase. As of January 31, 2025, there were 17.5 million shares remaining available for purchase.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $221 million, $210 million, and $224 million in 2024, 2023, and 2022, respectively.  The total associated income tax benefit recognized, exclusive of excess tax benefits, was $42 million, $30 million, and $36 million in 2024, 2023, and 2022, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $281 million as of January 31, 2025, of which $163 million will be recognized in 2025, $101 million in 2026, and $17 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.4 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2024, 2023, and 2022 are as follows:

	Years Ended
	January 31, 2025	February 2, 2024	February 3, 2023
Weighted-average assumptions used:
Expected volatility	31.6%	32.2%	30.7%
Dividend yield	1.79%	1.74%	1.66%
Risk-free interest rate	4.33%	3.59%	2.56%
Expected term, in years	7.00	6.50	6.51

Weighted-average grant date fair value	$84.76	$64.41	$58.66

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $45 million, $28 million, and $41 million in 2024, 2023, and 2022, respectively.

Transactions related to stock options for the fiscal year ended January 31, 2025, are summarized as follows:

(in thousands, except per share and years data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of February 2, 2024	1,830	$136.74
Granted	117	249.28
Canceled, forfeited or expired	(10)	200.73
Exercised	(312)	106.62
Outstanding as of January 31, 2025	1,625	$150.23	5.84	$178,457
Vested and expected to vest as of January 31, 2025[1]	1,613	$149.69	5.82	$177,957
Exercisable as of January 31, 2025	1,249	$130.47	5.11	$161,887
1    Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest ratably over a three-year period from the date of grant. Certain awards vest 50% at the end of a two-

year period from the date of grant and 50% at the end of a three-year period from the date of grant, or vest 100% at the end of a three-year period from the date of grant.  All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $249.31, $201.78, and $201.10 in 2024, 2023, and 2022, respectively. The total fair value of restricted stock awards vesting each year was approximately $158 million, $208 million, and $203 million in 2024, 2023, and 2022, respectively.

Transactions related to restricted stock awards for the fiscal year ended January 31, 2025, are summarized as follows:

(in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of February 2, 2024	1,378	$199.88
Granted	663	249.31
Vested	(635)	198.05
Canceled or forfeited	(129)	222.85
Nonvested as of January 31, 2025	1,277	$224.15

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant and earn dividend equivalents.  For non-employee Directors, these awards vest on the earlier of the first anniversary of the grant date and the day immediately preceding the next Annual Meeting of Shareholders, subject to acceleration in certain circumstances, and are expensed on a straight-line basis over the requisite service period. Awards granted prior to 2022 vested immediately and were expensed on the grant date. Deferred stock units granted to non-employee Directors in 2024, 2023, and 2022 are as follows:

	Years Ended
(In thousands, except per share data)	January 31, 2025	February 2, 2024	February 3, 2023
Deferred shares granted to non-employee Directors	12	11	12
Weighted-average grant date fair value per share	$221.29	$206.52	$200.27

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

The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2024, 2023, and 2022 are as follows:

	Years Ended
	January 31, 2025	February 2, 2024	February 3, 2023
Weighted-average assumptions used:
Expected volatility	27.1%	29.3%	37.1%
Dividend yield	1.77%	2.10%	1.58%
Risk-free interest rate	4.49%	3.83%	2.54%
Expected term, in years	2.83	2.82	2.84

In general, 0% to 200% of the Company’s performance share units vest at the end of a three-year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $273.37, $209.50, and $200.06 in 2024, 2023, and 2022, respectively.  The total fair value of performance share units vesting was approximately $55 million, $105 million and $74 million in 2024, 2023 and 2022, respectively.

Transactions related to performance share units classified as equity awards for the fiscal year ended January 31, 2025, are summarized as follows:

(in thousands, except per share data)	Units[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested as of February 2, 2024	437	$206.23
Granted	152	273.37
Vested	(120)	208.72
Canceled or forfeited	(15)	225.08
Nonvested as of January 31, 2025	454	$227.46
1    The number of units presented is based on achieving the targeted performance goals as defined in the performance share unit agreements. As of January 31, 2025, the maximum number of nonvested units that could vest under the provisions of the agreements was 0.9 million.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest ratably over a three-year period from the date of grant. Certain awards vest 50% at the end of a two-year period from the date of grant and 50% at the end of a three-year period from the date of grant, or vest 100% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $236.96, $188.22, and $192.46 in 2024, 2023, and 2022, respectively. The total fair value of restricted stock units vesting was approximately $56 million, $67 million, and $73 million in 2024, 2023, and 2022, respectively.

Transactions related to restricted stock units for the fiscal year ended January 31, 2025, are summarized as follows:

(in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of February 2, 2024	476	$188.84
Granted	257	236.96
Vested	(223)	188.25
Canceled or forfeited	(58)	211.92
Nonvested as of January 31, 2025	452	$213.52

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. Under the ESPP, the Company issued 0.6 million shares of common stock in 2024, and 0.7 million shares of common stock in 2023 and 2022, and recognized share-based payment expense of $22 million, $21 million, and $20 million in 2024, 2023, and 2022, respectively.

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

The Company recognized expense associated with these employee retirement plans of $172 million, $167 million, and $174 million in 2024, 2023, and 2022, respectively.

NOTE 12: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Years Ended
	January 31, 2025	February 2, 2024	February 3, 2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.7	3.8	4.8
Valuation allowance	(0.4)	0.7	5.5
Expiration of capital loss carryforward	0.1	—	2.5
Loss on divestiture of Canadian retail business	—	(1.0)	(4.1)
Other, net	(0.4)	(0.4)	(0.9)
Effective tax rate	24.0%	24.1%	28.8%

The components of the income tax provision/(benefit) are as follows:

	Years Ended
(In millions)	January 31, 2025	February 2, 2024	February 3, 2023
Current:
Federal	$1,764	$1,955	$2,226
State	424	489	561
Total current[1]	2,188	2,444	2,787
Deferred:
Federal	—	3	(179)
State	8	2	(9)
Total deferred[1]	8	5	(188)
Total income tax provision	$2,196	$2,449	$2,599
1    Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	January 31, 2025	February 2, 2024
Deferred tax assets:
Self-insurance	$233	$261
Share-based payment expense	46	49
Operating lease liabilities	1,143	1,159
Capital loss carryforwards	645	695
Net operating losses	261	332
Other, net	390	446
Total deferred tax assets	2,718	2,942
Valuation allowance	(1,003)	(1,133)
Net deferred tax assets	1,715	1,809

Deferred tax liabilities:
Operating lease right-of-use assets	(1,012)	(1,017)
Property	(315)	(389)
Other, net	(144)	(155)
Total deferred tax liabilities	(1,471)	(1,561)

Net deferred tax assets	$244	$248

As of January 31, 2025, and February 2, 2024, the Company had Canadian net operating loss carryforwards of $1 billion and $1.3 billion, respectively.  The net operating losses expire in 2025 through 2042.  As of January 31, 2025, and February 2, 2024, the Company had capital loss carryforwards of $2.5 billion and $2.7 billion, respectively, for Canadian tax purposes which do not expire. A valuation allowance of $1.0 billion and $1.1 billion was recorded as of January 31, 2025, and February 2, 2024, respectively.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended
(In millions)	January 31, 2025	February 2, 2024	February 3, 2023
Unrecognized tax benefits, beginning of year	$37	$37	$38
Additions for tax positions of prior years	—	—	—
Settlements	—	—	(1)
Unrecognized tax benefits, end of year	$37	$37	$37

The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $37 million as of January 31, 2025, and February 2, 2024.

The net interest expense recognized by the Company related to uncertain tax positions was $1 million for 2024, $1 million for 2023, and $3 million for 2022. The Company had $15 million and $14 million of accrued interest related to uncertain tax positions as of January 31, 2025, and February 2, 2024, respectively.

No penalties were recognized related to uncertain tax positions for 2024, 2023, and 2022. The Company had $4 million of accrued penalties related to uncertain tax positions as of January 31, 2025, and February 2, 2024, respectively.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2015 to 2023. Audits performed by the Canada Revenue Agency for fiscal years 2021 and 2022 and the Mexican Tax Administration Service for 2018 are on-going. The Company remains subject to income tax examinations for fiscal years 2015 through 2023. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2024, 2023, and 2022:

	Years Ended
(In millions, except per share data)	January 31, 2025	February 2, 2024	February 3, 2023
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$6,957	$7,726	$6,437
Less: Net earnings allocable to participating securities	(17)	(20)	(21)
Net earnings allocable to common shares, basic	$6,940	$7,706	$6,416
Weighted-average common shares outstanding	567	582	629
Basic earnings per common share	$12.25	$13.23	$10.20
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$6,957	$7,726	$6,437
Less: Net earnings allocable to participating securities	(17)	(20)	(21)
Net earnings allocable to common shares, diluted	$6,940	$7,706	$6,416
Weighted-average common shares outstanding	567	582	629
Dilutive effect of non-participating share-based awards	1	2	2
Weighted-average common shares, as adjusted	568	584	631
Diluted earnings per common share	$12.23	$13.20	$10.17

Anti-dilutive securities excluded from diluted weighted-average common shares	0.1	0.5	0.5

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

As of January 31, 2025, the Company had non-cancellable commitments of $2.3 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  These commitments include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Payments under these commitments are scheduled to be made as follows:

(In millions)	Commitments
Fiscal 2025	$965
Fiscal 2026	693
Fiscal 2027	342
Fiscal 2028	105
Fiscal 2029	83
Thereafter	118
Total	$2,306

As of January 31, 2025, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $488 million. The majority of the Company’s letters of credit were issued to support the Company’s warranty program.

NOTE 15: Related Parties

The Company’s President and Chief Executive Officer also serves on the Board of Directors of a vendor that provides transportation and business services to the Company. The Company purchased services from this vendor in the amount of $240 million in 2024, $217 million in 2023, and $228 million in 2022. Amounts payable to this vendor were insignificant to the Company as of January 31, 2025, and February 2, 2024.

NOTE 16: Other Information

Interest – net is comprised of the following:

	Years Ended
(In millions)	January 31, 2025	February 2, 2024	February 3, 2023
Long-term debt	$1,452	$1,438	$1,108
Finance lease obligations	23	24	29
Short-term borrowings	—	15	5
Interest income	(159)	(101)	(37)
Interest capitalized	(6)	(4)	(4)
Interest on tax uncertainties	1	1	3
Other	2	9	19
Interest – net	$1,313	$1,382	$1,123

Supplemental disclosures of cash flow information:

	Years Ended
(In millions)	January 31, 2025	February 2, 2024	February 3, 2023
Cash paid for interest, net of amount capitalized	$1,475	$1,464	$976
Cash paid for income taxes, net	$1,648	$3,700	$1,720
Non-cash investing and financing activities:[1]
Cash dividends declared but not paid	$645	$633	$633
1See Note 5 for supplemental cash flow disclosures related to finance and operating leases.

Sales by product category:

	Years Ended
	January 31, 2025		February 2, 2024		February 3, 2023
(In millions, except percentage data)	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$12,053	14.4%	$12,326	14.3%	$13,486	13.9%
Seasonal & Outdoor Living	7,370	8.8	7,686	8.9	8,657	8.9
Lumber	6,747	8.1	7,021	8.1	9,767	10.1
Lawn & Garden	6,526	7.8	6,718	7.8	6,917	7.1
Kitchens & Bath	5,869	7.0	6,178	7.2	6,969	7.2
Hardware	5,821	7.0	5,848	6.8	6,188	6.4
Building Materials	5,419	6.5	5,255	6.1	5,074	5.2
Millwork	4,986	6.0	5,180	6.0	5,769	5.9
Paint	4,976	5.9	5,117	5.9	5,405	5.6
Rough Plumbing	4,930	5.9	5,013	5.8	5,376	5.5
Tools	4,539	5.4	4,703	5.4	5,162	5.3
Electrical	4,299	5.1	4,479	5.2	5,336	5.5
Flooring	4,102	4.9	4,359	5.0	5,077	5.2
Décor	3,862	4.6	4,156	4.8	5,274	5.4
Other	2,175	2.6	2,338	2.7	2,602	2.8
Net sales	$83,674	100.0%	$86,377	100.0%	$97,059	100.0%
Note: Product category sales for prior periods have been reclassified to conform to the current year presentation.

NOTE 17: Segment Information

The Company’s home improvement operations represent a single operating segment designed to enable customers to purchase products and services seamlessly through all channels. The Company’s chief operating decision maker (CODM) is the Chairman, President, and Chief Executive Officer. The CODM has the ultimate decision-making authority for resource allocation and assessing the performance of the Company. Thereby, the CODM regularly reviews consolidated net earnings as the measure of segment profit or loss, as well as significant segment expenses included in the below table, to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. The CODM also uses these measures in monitoring plan versus actual results. The CODM does not review segment assets at a different asset level or category than those disclosed in the consolidated balance sheets.

The following presents the Company’s operating results, including significant segment expenses.

	Years Ended
	January 31, 2025		February 2, 2024		February 3, 2023
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$83,674	100.00%	$86,377	100.00%	$97,059	100.00%
Less:
Cost of sales	55,797	66.68	57,533	66.61	64,802	66.77
Selling, general and administrative:
Employee compensation and benefits	10,830	12.94	10,801	12.50	12,059	12.42
Occupancy and facility costs	1,897	2.27	1,836	2.13	2,127	2.19
Advertising	921	1.10	831	0.96	869	0.90
Impairment and (gain)/loss on sale of Canadian retail business	(169)	(0.20)	(57)	(0.07)	2,536	2.61
Other SG&A items[1]	2,203	2.63	2,159	2.50	2,741	2.82
Depreciation and amortization	1,729	2.07	1,717	1.99	1,766	1.82
Interest – net	1,313	1.57	1,382	1.60	1,123	1.16
Income tax provision	2,196	2.63	2,449	2.83	2,599	2.68
Net earnings	$6,957	8.31%	$7,726	8.95%	$6,437	6.63%
1    Other SG&A items primarily include financial services costs, technology service costs, insurance costs, and store environment initiative and display costs.

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

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

On March 20, 2025, Marvin R. Ellison, the Company’s Chairman, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, to sell up to 58,000 shares of the Company’s common stock over a period ending on May 29, 2026, subject to certain conditions, including an initial cooling off period before any sales can commence. After the contemplated sales, which Mr. Ellison has stated are for estate planning purposes, Mr. Ellison will continue to have a significant stake in the Company, with the shares subject to the trading plan representing less than 8% of the Company shares beneficially owned by Mr. Ellison, as determined under SEC rules, as well as holding additional performance share units, stock options, and restricted stock awards that remain subject to vesting over the course of his continued employment pursuant to the terms of the awards.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Information About Our Executive Officers”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Corporate Governance”, “Additional Information - Shareholder Proposals for the 2026 Annual Meeting”, and “Compensation Discussion and Analysis - Other Compensation Policies - Trading in Company Securities” in the definitive Proxy Statement for the 2025 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended January 31, 2025 (the Proxy Statement).

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

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.10	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

4.11	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.12	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.14	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.15	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

4.16	Fifteenth Supplemental Indenture, dated as of April 5, 2019, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 3.650% Notes due April 5, 2029 and a form of 4.550% Notes due April 5, 2049.	8-K	001-07898	4.2	April 5, 2019

4.17	Sixteenth Supplemental Indenture, dated as of March 26, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 4.000% Notes due April 15, 2025, a form of 4.500% Notes due April 15, 2030, a form of 5.000% Notes due April 15, 2040 and a form of 5.125% Notes due April 15, 2050.	8-K	001-07898	4.2	March 27, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.18	Seventeenth Supplemental Indenture, dated as of October 22, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 1.300% Notes due April 15, 2028, a form of 1.700% Notes due October 15, 2030 and a form of 3.000% Notes due October 15, 2050.	8-K	001-07898	4.2	October 22, 2020

4.19	Eighteenth Supplemental Indenture, dated as of March 31, 2021, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 2.625% Notes due April 1, 2031 and a form of 3.500% Notes due April 1, 2051.	8-K	001-07898	4.2	March 31, 2021

4.20	Nineteenth Supplemental Indenture, dated as of September 20, 2021, between Lowe’s Companies, Inc. and U.S. Bank Association (as successor trustee), including as exhibits thereto a form of 1.700% Notes due September 15, 2028 and a form of 2.800% Notes due September 15, 2041.	8-K	001-07898	4.2	September 20, 2021

4.21	Twentieth Supplemental Indenture, dated as of March 24, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 3.350% Notes due April 1, 2027, a form of 3.750% Notes due April 1, 2032, a form of 4.250% notes due April 1, 2052 and a form of 4.450% Notes due April 1, 2062.	8-K	001-07898	4.2	March 24, 2022

4.22	Twenty-First Supplemental Indenture, dated as of September 8, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 4.400% Notes due September 8, 2025, a form of 5.000% Notes due April 15, 2033, a form of 5.625% notes due April 15, 2053 and a form of 5.800% Notes due September 15, 2062.	8-K	001-07898	4.2	September 8, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.23	Twenty-Second Supplemental Indenture, dated as of March 30, 2023, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 4.800% Notes due April 1, 2026, a form of 5.150% Notes due July 1, 2033, a form of 5.750% notes due July 1, 2053 and a form of 5.850% Notes due April 1, 2063.	8-K	001-07898	4.2	March 30, 2023

4.24	Third Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank. National Association, as co-syndication agents and letter of credit issuers, and Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	December 15, 2021

4.25	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 17, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, and the other lenders party thereto.	8-K	001-07898	10.1	January 23, 2023

4.26	Amended and Restated Credit Agreement, dated as of September 1, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and letter of credit issuers, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 7, 2023

4.27	Description of Securities.	10-K	001-07898	4.27	March 25, 2024

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, as amended and restated May 28, 2021.*	10-Q	001-07898	10.1	August 26, 2021

10.2	Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan.*	S-8	333-249586	99.1	October 21, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2025.*‡

10.4	Lowe’s Companies, Inc. Cash Deferral Plan, as amended and restated as of January 1, 2025.*‡

10.5	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Outside Directors.*	10-Q	001-07898	10.1	September 3, 2019

10.6	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*	10-Q	001-07898	10.2	August 25, 2022

10.7	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*	10-Q	001-07898	10.1	August 30, 2023

10.8	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of May 27, 2022.*	8-K	001-07898	10.1	June 2, 2022

10.9	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.10	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

10.11	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*	10-Q	001-07898	10.2	September 4, 2018

10.12	Offer Letter between Lowe’s Companies, Inc. and William P. Boltz entered into on July 15, 2018.*	10-K	001-07898	10.20	March 21, 2022

10.13	Offer Letter between Lowe’s Companies, Inc. and Seemantini Godbole entered into on October 30, 2018.*	10-K	001-07898	10.21	March 21, 2022

10.14	Offer Letter between Lowe’s Companies, Inc. and Brandon J. Sink entered into on April 8, 2022.*	8-K	001-07898	10.1	April 8, 2022

10.15	Offer Letter between Lowe’s Companies, Inc. and Juliette W. Pryor entered into on March 15, 2023.*‡	10-K	001-07898	10.24	March 25, 2024

10.16	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier I Officers.*	10-K	001-07898	10.28	March 23, 2020

10.17	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier I Officers.*	10-Q	001-07898	10.2	June 3, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.18	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier I Officers.*	10-Q	001-07898	10.6	June 3, 2019

10.19	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.7	September 4, 2018

10.20	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	November 25, 2020

10.21	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.2	May 28, 2020

10.22	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*	10-Q	001-07898	10.6	December 6, 2018

10.23	Form of Lowe’s Companies, Inc. Officer Indemnification Agreement.*	10-K	001-07898	10.43	April 2, 2019

10.24	Form of Lowe’s Companies, Inc. 2021 Restricted Stock Award Agreement.*	10-Q	001-07898	10.4	May 27, 2021

10.25	Form of Lowe’s Companies, Inc. 2021 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 27, 2021

10.26	Form of Lowe’s Companies, Inc. 2021 Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.3	May 27, 2021

10.27	Form of Lowe’s Companies, Inc. 2022 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 26, 2022

10.28	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated May 26, 2022.*	10-Q	001-07898	10.1	November 27, 2024

10.29	Form of Lowes Companies, Inc. 2023 Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.1	June 1, 2023

10.30	Form of Lowes Companies, Inc. 2023 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	June 1, 2023

10.31	Form of Lowes Companies, Inc. 2023 Restricted Stock Award Agreement.*	10-Q	001-07898	10.3	June 1, 2023

19.1	Lowe’s Companies, Inc. Insider Trading Policy and Trading Window and Pre-Clearance Policy.‡

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

97.1	Lowe’s Companies, Inc. Rule 10D-1 Compensation Recovery (Clawback) Policy.	10-K	001-07898	97.1	March 25, 2024

97.2	Lowe’s Companies, Inc. Senior Officer Compensation Recovery (Clawback) Policy.	10-K	001-07898	97.2	March 25, 2024

99.1	Lowe’s 401(k) Plan, as amended and restated, executed on July 15, 2024 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).	10-Q	001-07898	99.1	August 29, 2024

99.2
Amendment Number 2024-1 (Plan Loans) to the Lowe’s 401(k) Plan, effective as of January 1, 2025 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡

99.3
Amendment Number 2024-2 (RMDs) to the Lowe’s 401(k) Plan, effective January 1, 2025 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡

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

LOWE’S COMPANIES, INC.
(Registrant)

March 24, 2025	By: /s/ Marvin R. Ellison
Date	Marvin R. Ellison Chairman, President and Chief Executive Officer

March 24, 2025	By: /s/ Brandon J. Sink
Date	Brandon J. Sink Executive Vice President, Chief Financial Officer

March 24, 2025	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

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

/s/ Marvin R. Ellison	Chairman, President and Chief Executive Officer	March 24, 2025
Marvin R. Ellison		Date

/s/ Raul Alvarez	Director	March 24, 2025
Raul Alvarez		Date

/s/ David H. Batchelder	Director	March 24, 2025
David H. Batchelder		Date

/s/ Scott H. Baxter	Director	March 24, 2025
Scott H. Baxter		Date

/s/ Sandra B. Cochran	Director	March 24, 2025
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	March 24, 2025
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Director	March 24, 2025
Richard W. Dreiling		Date

/s/ Navdeep Gupta	Director	March 24, 2025
Navdeep Gupta		Date

/s/ Brian C. Rogers	Director	March 24, 2025
Brian C. Rogers		Date

/s/ Lawrence Simkins	Director	March 24, 2025
Lawrence Simkins		Date

/s/ Bertram L. Scott	Director	March 24, 2025
Bertram L. Scott		Date

/s/ Colleen Taylor	Director	March 24, 2025
Colleen Taylor		Date

/s/ Mary Beth West	Director	March 24, 2025
Mary Beth West		Date

