Form 10-Q
period 2025-05-02
LOWES COMPANIES INC
filed 2025-05-29
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/27/2025
Common Stock, $0.50 par value	560,437,659

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

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, the occurrence of any event or other circumstance that could give rise to the right of one or both of the parties to terminate the merger agreement between Lowe’s and ADG, the failure to obtain the requisite approvals or to satisfy the other conditions to the proposed merger on a timely basis or at all, the possibility that the anticipated benefits and synergies of the merger are not realized when expected, or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of changes in general economic conditions, such as volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, interest rate and currency fluctuations, home price appreciation or decreasing housing turnover, age of housing stock, the availability of consumer credit and of mortgage financing, trade policy changes or additional tariffs, outbreaks of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, geopolitical or armed conflicts, acts of both domestic and international terrorism, and other factors that can negatively affect our customers.

Investors and others should carefully consider the foregoing factors and other uncertainties, risks and potential events including, but not limited to, those described in “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K and as may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the Securities and Exchange Commission (SEC). All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 2, 2025		May 3, 2024
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$20,930	100.00%	$21,364	100.00%
Cost of sales	13,944	66.62	14,274	66.81
Gross margin	6,986	33.38	7,090	33.19
Expenses:
Selling, general and administrative	4,046	19.33	4,009	18.77
Depreciation and amortization	446	2.13	428	2.00
Operating income	2,494	11.92	2,653	12.42
Interest – net	337	1.61	352	1.65
Pre-tax earnings	2,157	10.31	2,301	10.77
Income tax provision	516	2.47	546	2.56
Net earnings	$1,641	7.84%	$1,755	8.21%

Weighted average common shares outstanding – basic	559		571
Basic earnings per common share	$2.93		$3.06
Weighted average common shares outstanding – diluted	560		572
Diluted earnings per common share	$2.92		$3.06

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 2, 2025		May 3, 2024
	Amount	% Sales	Amount	% Sales
Net earnings	$1,641	7.84%	$1,755	8.21%
Cash flow hedges – net of tax	(3)	(0.01)	(3)	(0.02)
Other	—	—	(1)	—
Other comprehensive loss	(3)	(0.01)	(4)	(0.02)
Comprehensive income	$1,638	7.83%	$1,751	8.19%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	May 2, 2025	May 3, 2024	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,054	$3,237	$1,761
Short-term investments	368	264	372
Merchandise inventory – net	18,335	18,224	17,409
Other current assets	918	1,025	816
Total current assets	22,675	22,750	20,358
Property, less accumulated depreciation	17,636	17,531	17,649
Operating lease right-of-use assets	3,799	3,829	3,738
Long-term investments	300	306	277
Deferred income taxes – net	118	115	244
Other assets	844	834	836
Total assets	$45,372	$45,365	$43,102

Liabilities and shareholders' deficit
Current liabilities:
Current maturities of long-term debt	4,183	1,294	2,586
Current operating lease liabilities	562	552	563
Accounts payable	11,235	11,737	9,290
Accrued compensation and employee benefits	853	870	1,008
Deferred revenue	1,500	1,409	1,358
Other current liabilities	4,055	3,644	3,952
Total current liabilities	22,388	19,506	18,757
Long-term debt, excluding current maturities	30,541	34,622	32,901
Noncurrent operating lease liabilities	3,669	3,759	3,628
Deferred revenue – Lowe's protection plans	1,266	1,225	1,268
Other liabilities	762	859	779
Total liabilities	58,626	59,971	57,333

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 560 million, 572 million, and 560 million shares, respectively	280	286	280
Capital in excess of par value	13	—	—
Accumulated deficit	(13,833)	(15,188)	(14,799)
Accumulated other comprehensive income	286	296	288
Total shareholders' deficit	(13,254)	(14,606)	(14,231)
Total liabilities and shareholders' deficit	$45,372	$45,365	$43,102

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended May 2, 2025
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 31, 2025	560	$280	$—	$(14,799)	$288	$(14,231)
Net earnings	—	—	—	1,641	—	1,641
Other comprehensive loss	—	—	—	—	(2)	(2)
Cash dividends declared, $1.15 per share	—	—	—	(645)	—	(645)
Share-based payment expense	—	—	53	—	—	53
Repurchases of common stock	(1)	(1)	(41)	(30)	—	(72)
Issuance of common stock under share-based payment plans	1	1	1	—	—	2
Balance May 2, 2025	560	$280	$13	$(13,833)	$286	$(13,254)

	Three Months Ended May 3, 2024
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 2, 2024	574	$287	$—	$(15,637)	$300	$(15,050)
Net earnings	—	—	—	1,755	—	1,755
Other comprehensive loss	—	—	—	—	(4)	(4)
Cash dividends declared, $1.10 per share	—	—	—	(629)	—	(629)
Share-based payment expense	—	—	50	—	—	50
Repurchases of common stock	(3)	(2)	(64)	(677)	—	(743)
Issuance of common stock under share-based payment plans	1	1	14	—	—	15
Balance May 3, 2024	572	$286	$—	$(15,188)	$296	$(14,606)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 2, 2025	May 3, 2024
Cash flows from operating activities:
Net earnings	$1,641	$1,755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	507	486
Noncash lease expense	131	131
Deferred income taxes	126	135
Loss/(Gain) on property and other assets – net	20	(7)
Share-based payment expense	58	55
Changes in operating assets and liabilities:
Merchandise inventory – net	(926)	(1,330)
Other operating assets	(106)	(86)
Accounts payable	1,945	3,033
Other operating liabilities	(17)	90
Net cash provided by operating activities	3,379	4,262

Cash flows from investing activities:
Purchases of investments	(391)	(277)
Proceeds from sale/maturity of investments	375	266
Capital expenditures	(518)	(382)
Proceeds from sale of property and other long-term assets	2	15
Other – net	(1)	—
Net cash used in investing activities	(533)	(378)

Cash flows from financing activities:
Repayment of debt	(778)	(22)
Proceeds from issuance of common stock under share-based payment plans	2	15
Cash dividend payments	(645)	(633)
Repurchases of common stock	(112)	(923)
Other – net	(20)	(5)
Net cash used in financing activities	(1,553)	(1,568)

Net increase in cash and cash equivalents	1,293	2,316
Cash and cash equivalents, beginning of period	1,761	921
Cash and cash equivalents, end of period	$3,054	$3,237

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of May 2, 2025, and May 3, 2024, and the statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the three months ended May 2, 2025, and May 3, 2024. The January 31, 2025, consolidated balance sheet was derived from the audited financial statements.

These interim condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Accounting Pronouncements Not Yet Adopted

There have been no significant changes in the accounting pronouncements not yet adopted from those disclosed in the Annual Report. Accounting pronouncements not disclosed in this Form 10-Q or in the Annual Report are either not applicable to the Company or are not expected to have a material impact to the Company.

Note 2: Acquisition

On April 9, 2025, the Company entered into a definitive agreement to acquire Artisan Design Group (ADG) for $1.325 billion. ADG is a leading nationwide provider of design, distribution and installation services for interior surface finishers, including flooring, cabinets and countertops, to national, regional and local home builders and property managers. The acquisition is expected to expand the Company’s Pro customer offering into a new distribution channel within a highly fragmented market. The transaction is expected to close in the second quarter of fiscal 2025.

Note 3: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	May 2, 2025	May 3, 2024
Products	$20,169	$20,691
Services	544	532
Other	217	141
Net sales	$20,930	$21,364

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

(In millions)	Classification	May 2, 2025	May 3, 2024	January 31, 2025
Anticipated sales returns	Other current liabilities	$245	$280	$167
Right of return assets	Other current assets	144	164	99

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

(In millions)	May 2, 2025	May 3, 2024	January 31, 2025
Retail deferred revenue	$1,001	$889	$770
Stored-value cards deferred revenue	499	520	588
Deferred revenue	$1,500	$1,409	$1,358

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	May 2, 2025	May 3, 2024	January 31, 2025
Deferred revenue - Lowe’s protection plans	$1,266	$1,225	$1,268

	Three Months Ended
(In millions)	May 2, 2025	May 3, 2024
Lowe’s protection plans deferred revenue recognized into sales	$143	$139
Lowe’s protection plans claim expenses	58	54

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	May 2, 2025		May 3, 2024
(In millions)	Net Sales	%	Net Sales	%
Home Décor [1]	$7,551	36.1%	$7,606	35.6%
Building Products [2]	6,556	31.3	6,518	30.5
Hardlines [3]	6,399	30.6	6,832	32.0
Other	424	2.0	408	1.9
Total	$20,930	100.0%	$21,364	100.0%
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

Note 4: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	May 2, 2025	May 3, 2024	January 31, 2025
Short-term restricted investments	$368	$264	$372
Long-term restricted investments	300	306	277
Total restricted investments	$668	$570	$649

Note 5: Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 2, 2025, May 3, 2024, and January 31, 2025:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	May 2, 2025	May 3, 2024	January 31, 2025
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$205	$158	$199
Money market funds	Short-term investments	Level 1	79	54	91
Commercial paper	Short-term investments	Level 2	59	—	49
Certificates of deposit	Short-term investments	Level 1	10	27	13
Corporate debt securities	Short-term investments	Level 2	9	23	16
Foreign government debt securities	Short-term investments	Level 2	4	—	4
Municipal obligations	Short-term investments	Level 2	2	2	—
U.S. Treasury securities	Long-term investments	Level 1	140	231	150
Corporate debt securities	Long-term investments	Level 2	115	58	88
Foreign government debt securities	Long-term investments	Level 2	38	17	37
Municipal obligations	Long-term investments	Level 2	7	—	2
Derivative instruments:
Fixed-to-floating interest rate swaps	Other current liabilities	Level 2	$6	$—	$11
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	33	81	35

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

The Company has performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business which is classified as a Level 3 long-term investment, and such contingent consideration had an estimated fair value of zero as of May 2, 2025, May 3, 2024, and January 31, 2025. The Company’s measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 2, 2025, and May 3, 2024, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	May 2, 2025		May 3, 2024		January 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$34,275	$30,563	$35,410	$31,618	$35,011	$31,557
Mortgage notes (Level 2)	1	1	1	1	1	1
Long-term debt (excluding finance lease obligations)	$34,276	$30,564	$35,411	$31,619	$35,012	$31,558

Note 6: Accounts Payable
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

(In millions)	May 2, 2025	May 3, 2024	January 31, 2025
Financed payment obligations	$1,606	$1,599	$1,511

Note 7: Debt
The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in September 2023 (2023 Credit Agreement) and the $2.0 billion five-year unsecured third amended and restated credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).  The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of May 2, 2025, May 3, 2024, and January 31, 2025, there were no outstanding borrowings under the Company’s commercial paper program, the 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of May 2, 2025.

Note 8: Derivative Instruments

The Company utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	May 2, 2025	May 3, 2024	January 31, 2025
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$850	$850	$850

See Note 5 for the gross fair values of the Company’s outstanding derivative financial instruments and corresponding fair value classifications. The cash flows related to settlement of the Company’s hedging derivative financial instruments are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items.

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

Note 9: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of May 2, 2025, the Company had $10.8 billion remaining in its share repurchase program.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three months ended May 2, 2025, and May 3, 2024, were as follows:

	Three Months Ended
	May 2, 2025		May 3, 2024
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program [1]	—	$1	2.7	$652
Shares withheld from employees	0.3	71	0.3	91
Total share repurchases	0.3	$72	3.0	$743
1 Includes excise tax on share repurchases in excess of issuances as part of the cost basis of the shares acquired.

Note 10: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three months ended May 2, 2025, and May 3, 2024:

	Three Months Ended
(In millions, except per share data)	May 2, 2025	May 3, 2024
Basic earnings per common share:
Net earnings	$1,641	$1,755
Less: Net earnings allocable to participating securities	(5)	(5)
Net earnings allocable to common shares, basic	$1,636	$1,750
Weighted-average common shares outstanding	559	571
Basic earnings per common share	$2.93	$3.06

	Three Months Ended
(In millions, except per share data)	May 2, 2025	May 3, 2024
Diluted earnings per common share:
Net earnings	$1,641	$1,755
Less: Net earnings allocable to participating securities	(5)	(5)
Net earnings allocable to common shares, diluted	$1,636	$1,750
Weighted-average common shares outstanding	559	571
Dilutive effect of non-participating share-based awards	1	1
Weighted-average common shares, as adjusted	560	572
Diluted earnings per common share	$2.92	$3.06

Anti-dilutive securities excluded from diluted weighted-average common shares	0.2	0.4

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 2, 2025	May 3, 2024
Long-term debt	$358	$363
Lease obligations	5	6
Interest income	(25)	(21)
Interest capitalized	(2)	(1)
Interest on tax uncertainties	1	3
Other	—	2
Interest – net	$337	$352

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 2, 2025	May 3, 2024
Cash paid for interest, net of amount capitalized	$665	$689
Cash paid for income taxes – net	45	29
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$13	$19
Leased assets obtained in exchange for new operating lease liabilities [1]	203	228
Cash dividends declared but not paid	645	629
1 Excludes $70 million of leases signed but not yet commenced as of May 2, 2025.

Note 12: Segment Information

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

The following presents the Company’s operating results, including significant segment expenses.

	Three Months Ended
	May 2, 2025		May 3, 2024
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales
Net sales	$20,930	100.00%	$21,364	100.00%
Less:
Cost of sales	13,944	66.62	14,274	66.81
Selling, general and administrative:
Employee compensation and benefits	2,812	13.44	2,798	13.10
Occupancy and facility costs	469	2.24	463	2.17
Advertising	199	0.95	204	0.96
Other SG&A items[1]	566	2.70	544	2.54
Depreciation and amortization	446	2.13	428	2.00
Interest – net	337	1.61	352	1.65
Income tax provision	516	2.47	546	2.56
Net earnings	$1,641	7.84%	$1,755	8.21%
1    Other SG&A items primarily include financial services costs, technology service costs, insurance costs, impairment costs, and store environment initiative and display costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of May 2, 2025 and May 3, 2024, the related condensed consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows, for the fiscal three-month periods ended May 2, 2025 and May 3, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2025, and the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 24, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 29, 2025

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 2, 2025, and May 3, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2024. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our financial results:

	Three Months Ended
(in millions, except per share data)	May 2, 2025	May 3, 2024
Net sales	$20,930	$21,364
Net earnings	1,641	1,755

Diluted earnings per share	$2.92	$3.06

Net cash provided by operating activities	$3,379	$4,262
Capital expenditures	518	382
Repurchases of common stock[1]	72	743
Cash dividend payments	645	633
1    Repurchases of common stock on a trade-date basis.

Net sales in the first quarter of fiscal 2025 declined 2.0% to $20.9 billion compared to net sales of $21.4 billion in the first quarter of fiscal 2024. Comparable sales for the first quarter of fiscal 2025 decreased 1.7%, consisting of a 3.8% decrease in comparable customer transactions, partially offset by a 2.1% increase in comparable average ticket. Net earnings in the first quarter of fiscal 2025 were $1.6 billion, compared to net earnings of $1.8 billion in the first quarter of fiscal 2024. Diluted earnings per common share were $2.92 in the first quarter of fiscal 2025 compared to $3.06 in the first quarter of fiscal 2024.

For the first three months of fiscal 2025, cash flows from operating activities were approximately $3.4 billion, with $518 million used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, during the three months ended May 2, 2025, we paid $645 million in dividends.

The Company faced ongoing challenges in the housing market and pressure in DIY big ticket discretionary demand during the first quarter of fiscal 2025. In addition, unfavorable weather early in the quarter led to a slower start to spring. Despite these challenges, our Pro and online sales continued to grow which reflects the results of our investments in our Total Home strategy.

During the first quarter, we re-launched our Pro customer loyalty program, which is now My Lowe’s Pro Rewards. The updated program is more intuitive to use which we expect will lead to greater utilization. In addition, our technology transformation has made our gains in online possible through an improved user experience and enhanced visualization tools. We also launched Mylow this quarter, the first Artificial Intelligence (AI)-powered home improvement virtual advisor that provides step-by-step instructions for any project, and then helps customers find and purchase the right tools and materials needed for their project directly on lowes.com or the Lowe’s mobile app.

Overall, we delivered solid results in the first quarter through disciplined execution and our continued focus on elevating the customer experience. While we continue to monitor the trade policy environment and execute our mitigation efforts, we believe we are making the right investments in leading technology solutions, while focusing on our Total Home strategy, to drive sustainable growth and meaningful long-term shareholder value.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales from Prior Period
	May 2, 2025	May 3, 2024
Net sales	100.00%	100.00%	N/A
Gross margin	33.38	33.19	19
Expenses:
Selling, general and administrative	19.33	18.77	56
Depreciation and amortization	2.13	2.00	13
Operating income	11.92	12.42	(50)
Interest – net	1.61	1.65	(4)
Pre-tax earnings	10.31	10.77	(46)
Income tax provision	2.47	2.56	(9)
Net earnings	7.84%	8.21%	(37)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended
Other Metrics	May 2, 2025	May 3, 2024
Comparable sales decrease [1]	(1.7)%	(4.1)%
Total customer transactions (in millions) [2]	199	207
Average ticket 2, [3]	$105.12	$103.22
At end of period:
Number of stores	1,750	1,746
Sales floor square feet (in millions)	195	195
Average store size selling square feet (in thousands) [4]	112	112
Net earnings to average debt and shareholders’ deficit	26.7%	28.1%
Return on invested capital [5]	31.0%	32.6%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which positively impacted first quarter fiscal 2025 and fiscal 2024 comparable sales by approximately 65 basis points and 10 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week periods.
2 In the first quarter of fiscal 2025, the Company adjusted its customer transactions metric to exclude certain order modifications which were previously included as a separate transaction. The prior year period has been adjusted to align with the current period presentation.
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

	For the Periods Ended
(In millions, except percentage data)	May 2, 2025	May 3, 2024
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,843	$7,221
Plus:
Interest expense – net	1,299	1,384
Operating lease interest	176	162
Provision for income taxes	2,166	2,317
Lease adjusted net operating profit	10,484	11,084
Less:
Income tax adjustment [1]	2,520	2,692
Lease adjusted net operating profit after tax	$7,964	$8,392

Denominator
Average debt and shareholders’ deficit [2]	$25,661	$25,720
Net earnings to average debt and shareholders’ deficit	26.7%	28.1%
Return on invested capital	31.0%	32.6%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.0% and 24.3% for the periods ended May 2, 2025, and May 3, 2024, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.

Results of Operations

Net Sales – Net sales for the first quarter of fiscal 2025 decreased 2.0% to $20.9 billion. Comparable sales declined 1.7% consisting of a 3.8% decrease in comparable customer transactions, partially offset by a 2.1% increase in comparable average ticket.

During the first quarter of fiscal 2025, we experienced comparable sales increases in three of 14 product categories: Building Materials, Appliances, and Rough Plumbing. Growth in Building Materials and Rough Plumbing reflect strong demand with the Pro customer, demonstrating improvement from our investments in our Pro product and service offerings.

Gross Margin – For the first quarter of fiscal 2025, gross margin increased 19 basis points as a percentage of sales. The gross margin improvement for the quarter is primarily driven by ongoing productivity initiatives and improvement in shrink and credit revenue.

SG&A – For the first quarter of fiscal 2025, SG&A expense deleveraged 56 basis points as a percentage of sales compared to the first quarter of fiscal 2024 due primarily to lower sales volume, incremental wage actions and higher health care costs.

Depreciation and Amortization – Depreciation and amortization deleveraged 13 basis points for the first quarter of fiscal 2025 compared to the prior year.

Interest – Net – Interest expense for the first quarter of fiscal 2025 leveraged four basis points as a percentage of sales.

Income Tax Provision – Our effective income tax rates were 23.9% and 23.7% for the three months ended May 2, 2025 and May 3, 2024, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return excess cash to shareholders in the form of dividends and share repurchases, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of May 2, 2025, we held $3.1 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	May 2, 2025	May 3, 2024
Net cash provided by operating activities	$3,379	$4,262

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the three months ended May 2, 2025, compared to the three months ended May 3, 2024, was primarily driven by changes in working capital and lower net earnings. Cash flows relating to changes in accounts payable were unfavorable $1.1 billion primarily due to timing of purchases and an earlier spring inventory build for the current year.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	May 2, 2025	May 3, 2024
Net cash used in investing activities	$(533)	$(378)

Net cash used in investing activities primarily consists of transactions related to capital expenditures. Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $518 million and $382 million for the three months ended May 2, 2025, and May 3, 2024, respectively. For fiscal 2025, our guidance for capital expenditures is approximately $2.5 billion.

Cash Flows Used in Financing Activities

	Three Months Ended
(In millions)	May 2, 2025	May 3, 2024
Net cash used in financing activities	$(1,553)	$(1,568)

Net cash used in financing activities primarily consists of transactions related to our debt, share repurchases, and cash dividend payments.

Debt

Our commercial paper program is supported by the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement. The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under our commercial paper program, 2023 Credit Agreement, or the Third Amended and Restated Credit

Agreement as of May 2, 2025. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement as of May 2, 2025 was $4.0 billion.

The 2023 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at May 2, 2025.

The following table includes additional information related to our debt for the three months ended May 2, 2025, and May 3, 2024:

Three Months Ended
(In millions)	May 2, 2025	May 3, 2024
Net proceeds from issuance of debt	$—	$—
Repayment of debt	(778)	(22)
Net change in commercial paper	—	—
Maximum commercial paper outstanding at any period	—	250
Short-term borrowings outstanding at quarter-end	—	—
Weighted-average interest rate of short-term borrowings outstanding	—%	—%

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the three months ended May 2, 2025, and May 3, 2024:

	Three Months Ended
(In millions, except per share data)	May 2, 2025	May 3, 2024
Total amount paid for share repurchases [1]	$112	$923
Total number of shares repurchased	0.5	4.0
Average price paid per share	$243.44	$229.53
1 Excludes unsettled share repurchases and unpaid excise taxes.

As of May 2, 2025, we had $10.8 billion remaining available under our share repurchase program with no expiration date. The Company determines the timing and amount of repurchases based on its assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, and the economic environment, among others. The timing and amount of these share repurchases are subject to change at any time.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $1.10 per share for the three months ended May 3, 2024, to $1.15 per share for the three months ended May 2, 2025.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 29, 2025, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have given, and should continue to give, us the option to refinance our debt as it becomes due. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in interest rates and commodity prices. The Company’s market risks have not changed materially from those disclosed in the Annual Report for the fiscal year ended January 31, 2025.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 2, 2025, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended May 2, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

In addition to the matter referenced in our annual report on Form 10-K for the fiscal year ended January 31, 2025 (the Annual Report), the Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company applies a threshold of $1,000,000 for purposes of disclosing environmental proceedings involving a governmental authority, if any, under this Item 1. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 24, 2025.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended May 2, 2025:

	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2,3]
February 1, 2025 - February 28, 2025	255	$247.97	—	$10,786,142,988
March 1, 2025 - April 4, 2025	302,184	234.00	—	10,786,142,988
April 5, 2025 - May 2, 2025	145	218.29	—	10,786,142,988
As of May 2, 2025	302,584	$234.00	—	$10,786,142,988
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

Item 5. - Other Information

During the three months ended May 2, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408), except as previously reported in the Annual Report filed with the SEC on March 24, 2025.

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

LOWE’S COMPANIES, INC.
(Registrant)

May 29, 2025	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

