Form 10-Q
period 2025-08-01
LOWES COMPANIES INC
filed 2025-08-28
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/26/2025
Common Stock, $0.50 par value	560,824,905

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

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, the occurrence of any event or other circumstance that could give rise to the right of one or both of the parties to terminate the stock purchase agreement between Lowe’s and Foundation Building Materials (“FBM”), the failure to obtain the regulatory approval or to satisfy the other conditions to the proposed transaction in the expected timeframe or at all, the risk of litigation and/or regulatory actions related to the proposed transaction, the potential adverse effects to the businesses of Lowe’s or FBM during the pendency of the transaction, the possibility that the anticipated benefits and synergies of the transaction are not realized when expected, or at all, including as a result of the impact of, or problems arising from, the integration of the two companies, changes in general economic conditions, such as volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, interest rate and currency fluctuations, home price appreciation or decreasing housing turnover, age of housing stock, the availability of consumer credit and of mortgage financing, trade policy changes or additional tariffs, outbreaks of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, geopolitical or armed conflicts, acts of both domestic and international terrorism, and other factors that can negatively affect our customers.

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	August 1, 2025		August 2, 2024		August 1, 2025		August 2, 2024
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$23,959	100.00%	$23,586	100.00%	$44,888	100.00%	$44,950	100.00%
Cost of sales	15,858	66.19	15,691	66.53	29,800	66.39	29,965	66.66
Gross margin	8,101	33.81	7,895	33.47	15,088	33.61	14,985	33.34
Expenses:
Selling, general and administrative	4,175	17.42	4,025	17.07	8,222	18.31	8,034	17.88
Depreciation and amortization	457	1.91	423	1.79	902	2.01	851	1.89
Operating income	3,469	14.48	3,447	14.61	5,964	13.29	6,100	13.57
Interest – net	313	1.31	317	1.34	650	1.45	669	1.49
Pre-tax earnings	3,156	13.17	3,130	13.27	5,314	11.84	5,431	12.08
Income tax provision	758	3.16	747	3.17	1,276	2.84	1,294	2.88
Net earnings	$2,398	10.01%	$2,383	10.10%	$4,038	9.00%	$4,137	9.20%

Weighted average common shares outstanding – basic	559		568		559		570
Basic earnings per common share	$4.28		$4.18		$7.21		$7.24
Weighted average common shares outstanding – diluted	560		570		560		571
Diluted earnings per common share	$4.27		$4.17		$7.19		$7.23

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	August 1, 2025		August 2, 2024		August 1, 2025		August 2, 2024
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$2,398	10.01%	$2,383	10.10%	$4,038	9.00%	$4,137	9.20%
Cash flow hedges – net of tax	(4)	(0.01)	(3)	(0.01)	(7)	(0.02)	(6)	(0.01)
Other	(1)	(0.01)	2	0.01	—	—	1	—
Other comprehensive loss	(5)	(0.02)	(1)	—	(7)	(0.02)	(5)	(0.01)
Comprehensive income	$2,393	9.99%	$2,382	10.10%	$4,031	8.98%	$4,132	9.19%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	August 1, 2025	August 2, 2024	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,860	$4,360	$1,761
Short-term investments	396	330	372
Merchandise inventory - net	16,342	16,841	17,409
Other current assets	1,041	806	816
Total current assets	22,639	22,337	20,358
Property, less accumulated depreciation	17,708	17,515	17,649
Operating lease right-of-use assets	3,887	3,819	3,738
Long-term investments	273	292	277
Deferred income taxes - net	140	184	244
Intangibles - net	976	284	277
Goodwill	691	311	311
Other assets	300	192	248
Total assets	$46,614	$44,934	$43,102

Liabilities and shareholders' deficit
Current liabilities:
Current maturities of long-term debt	4,175	1,290	2,586
Current operating lease liabilities	536	552	563
Accounts payable	9,513	10,336	9,290
Accrued compensation and employee benefits	1,098	1,055	1,008
Deferred revenue	1,558	1,417	1,358
Other current liabilities	4,742	3,596	3,952
Total current liabilities	21,622	18,246	18,757
Long-term debt, excluding current maturities	30,548	34,659	32,901
Noncurrent operating lease liabilities	3,801	3,738	3,628
Deferred revenue - Lowe's protection plans	1,283	1,256	1,268
Other liabilities	760	798	779
Total liabilities	58,014	58,697	57,333

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 561 million, 568 million, and 560 million, respectively	280	284	280
Capital in excess of par value	147	—	—
Accumulated deficit	(12,108)	(14,342)	(14,799)
Accumulated other comprehensive income	281	295	288
Total shareholders' deficit	(11,400)	(13,763)	(14,231)
Total liabilities and shareholders' deficit	$46,614	$44,934	$43,102

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended August 1, 2025
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance May 2, 2025	560	$280	$13	$(13,833)	$286	$(13,254)
Net earnings	—	—	—	2,398	—	2,398
Other comprehensive loss	—	—	—	—	(5)	(5)
Cash dividends declared, $1.20 per share	—	—	—	(673)	—	(673)
Share-based payment expense	—	—	64	—	—	64
Repurchases of common stock	—	—	1	—	—	1
Issuance of common stock under share-based payment plans	1	—	69	—	—	69
Balance August 1, 2025	561	$280	$147	$(12,108)	$281	$(11,400)

	Six Months Ended August 1, 2025
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 31, 2025	560	$280	$—	$(14,799)	$288	$(14,231)
Net earnings	—	—	—	4,038	—	4,038
Other comprehensive loss	—	—	—	—	(7)	(7)
Cash dividends declared, $2.35 per share	—	—	—	(1,317)	—	(1,317)
Share-based payment expense	—	—	117	—	—	117
Repurchases of common stock	—	(1)	(40)	(30)	—	(71)
Issuance of common stock under share-based payment plans	1	1	70	—	—	71
Balance August 1, 2025	561	$280	$147	$(12,108)	$281	$(11,400)

	Three Months Ended August 2, 2024
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance May 3, 2024	572	$286	$—	$(15,188)	$296	$(14,606)
Net earnings	—	—	—	2,383	—	2,383
Other comprehensive income	—	—	—	—	(1)	(1)
Cash dividends declared, $1.15 per share	—	—	—	(654)	—	(654)
Share-based payment expense	—	—	60	—	—	60
Repurchases of common stock	(4)	(2)	(129)	(883)	—	(1,014)
Issuance of common stock under share-based payment plans	—	—	69	—	—	69
Balance August 2, 2024	568	$284	$—	$(14,342)	$295	$(13,763)

	Six Months Ended August 2, 2024
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 2, 2024	574	$287	$—	$(15,637)	$300	$(15,050)
Net earnings	—	—	—	4,137	—	4,137
Other comprehensive loss	—	—	—	—	(5)	(5)
Cash dividends declared, $2.25 per share	—	—	—	(1,283)	—	(1,283)
Share-based payment expense	—	—	110	—	—	110
Repurchases of common stock	(7)	(4)	(193)	(1,559)	—	(1,756)
Issuance of common stock under share-based payment plans	1	1	83	—	—	84
Balance August 2, 2024	568	$284	$—	$(14,342)	$295	$(13,763)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	August 1, 2025	August 2, 2024
Cash flows from operating activities:
Net earnings	$4,038	$4,137
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,022	967
Noncash lease expense	267	260
Deferred income taxes	70	66
Loss/(gain) on property and other assets – net	30	(4)
Gain on sale of business	—	(43)
Share-based payment expense	117	110
Changes in operating assets and liabilities:
Merchandise inventory – net	1,173	53
Other operating assets	(2)	129
Accounts payable	150	1,679
Other operating liabilities	745	61
Net cash provided by operating activities	7,610	7,415

Cash flows from investing activities:
Purchases of investments	(845)	(628)
Proceeds from sale/maturity of investments	827	571
Capital expenditures	(1,013)	(808)
Proceeds from sale of property and other long-term assets	7	22
Acquisition of business - net	(1,314)	—
Proceeds from sale of business	—	43
Other – net	(5)	—
Net cash used in investing activities	(2,343)	(800)

Cash flows from financing activities:
Repayment of debt	(796)	(47)
Proceeds from issuance of common stock under share-based payment plans	70	84
Cash dividend payments	(1,290)	(1,262)
Repurchases of common stock	(113)	(1,930)
Other – net	(39)	(21)
Net cash used in financing activities	(2,168)	(3,176)

Net increase in cash and cash equivalents	3,099	3,439
Cash and cash equivalents, beginning of period	1,761	921
Cash and cash equivalents, end of period	$4,860	$4,360

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of August 1, 2025, and August 2, 2024, and the statements of earnings, comprehensive income, and shareholders’ deficit for the three and six months ended August 1, 2025, and August 2, 2024, and cash flows for the six months ended August 1, 2025, and August 2, 2024. The January 31, 2025, consolidated balance sheet was derived from the audited financial statements.

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

Note 2: Acquisitions

On April 9, 2025, the Company entered into a definitive agreement to acquire Artisan Design Group (ADG). ADG is a leading nationwide provider of design, distribution and installation services for interior surface finishers, including flooring, cabinets and countertops, to national, regional and local home builders and property managers. The acquisition is expected to expand the Company’s Pro customer offering into a new distribution channel within a highly fragmented market. The acquisition was completed on June 2, 2025, for an aggregate cash purchase price of $1.3 billion and is included in the investing section of the consolidated statements of cash flows, net of cash acquired. Acquisition-related costs were expensed as incurred.

The following table summarizes our preliminary aggregate purchase price allocation:

(In millions)	June 2, 2025
Allocation:
Cash acquired	$2
Merchandise inventory	106
Property	31
Operating lease right-of-use assets	137
Intangible assets	714
Goodwill	379
Other assets	270
Accounts payable	(73)
Accrued compensation and employee benefits	(34)
Operating lease liabilities	(125)
Deferred revenue	(22)
Long-term debt, excluding current maturities	(4)
Deferred income taxes, net	(36)
Other liabilities	(30)
Net assets acquired	$1,315

Intangible assets acquired totaled $714 million, and include trademarks of $130 million with a useful life of 15 years, customer relationships of $550 million with a useful life of 20 years, backlog of $26 million, and non-compete agreements of $8 million with a useful life of 5 years, each of which are included in the intangibles-net line item within the accompanying consolidated balance sheet. Goodwill of $379 million is primarily attributable to the synergies expected to arise after the acquisition. We expect $312 million of goodwill to be deductible for tax purposes.

We have completed valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

Pro forma revenue and earnings since acquisition has not been provided as the acquisition was not material to the consolidated financial statements.

Note 3: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Products	$22,973	$22,709	$43,141	$43,396
Services	655	548	1,200	1,080
Other	331	329	547	474
Net sales	$23,959	$23,586	$44,888	$44,950

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

(In millions)	Classification	August 1, 2025	August 2, 2024	January 31, 2025
Anticipated sales returns	Other current liabilities	$211	$207	$167
Right of return assets	Other current assets	123	119	99

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

(In millions)	August 1, 2025	August 2, 2024	January 31, 2025
Retail deferred revenue	$1,095	$922	$770
Stored-value cards deferred revenue	463	495	588
Deferred revenue	$1,558	$1,417	$1,358

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	August 1, 2025	August 2, 2024	January 31, 2025
Deferred revenue - Lowe’s protection plans	$1,283	$1,256	$1,268

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Lowe’s protection plans deferred revenue recognized into sales	$144	$140	$287	$279
Lowe’s protection plans claim expenses	61	50	119	104

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Six Months Ended
	August 1, 2025		August 2, 2024		August 1, 2025		August 2, 2024
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor[1]	$8,359	34.9%	$8,181	34.7%	$15,911	35.4%	$15,847	35.3%
Hardlines[2]	7,817	32.6	7,718	32.7	14,221	31.7	14,357	31.9
Building Products[3]	7,084	29.6	7,077	30.0	13,635	30.4	13,726	30.5
Other	699	2.9	610	2.6	1,121	2.5	1,020	2.3
Total	$23,959	100.0%	$23,586	100.0%	$44,888	100.0%	$44,950	100.0%
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
2    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.
3    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.

Note 4: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	August 1, 2025	August 2, 2024	January 31, 2025
Short-term restricted investments	$396	$330	372
Long-term restricted investments	273	292	277
Total restricted investments	$669	$622	$649

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 1, 2025, August 2, 2024, and January 31, 2025:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	August 1, 2025	August 2, 2024	January 31, 2025
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$225	$184	$199
Money market funds	Short-term investments	Level 1	60	81	91
Commercial paper	Short-term investments	Level 2	48	29	49
Certificates of deposit	Short-term investments	Level 1	37	13	13
Foreign government debt securities	Short-term investments	Level 2	19	—	4
Corporate debt securities	Short-term investments	Level 2	5	21	16
Municipal obligations	Short-term investments	Level 2	2	2	—
U.S. Treasury securities	Long-term investments	Level 1	125	188	150
Corporate debt securities	Long-term investments	Level 2	119	79	88
Foreign government debt securities	Long-term investments	Level 2	22	22	37
Municipal obligations	Long-term investments	Level 2	7	3	2
Derivative instruments:
Fixed-to-floating interest rate swaps	Other current liabilities	Level 2	$6	$—	$11
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	24	57	35

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

The Company has performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business which is classified as a Level 3 long-term investment, and such contingent consideration had an estimated fair value of zero as of August 1, 2025, August 2, 2024, and January 31, 2025. The Company’s measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

The rollforward of the fair value of contingent consideration for the three and six months ended August 1, 2025 and August 2, 2024, is as follows:

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Beginning balance	$—	$—	$—	$—
Change in fair value	—	43	—	43
Proceeds received	—	(43)	—	(43)
Ending balance	$—	$—	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended August 1, 2025, and August 2, 2024, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations, are as follows:

	August 1, 2025		August 2, 2024		January 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$34,289	$31,198	$35,440	$32,748	$35,011	$31,557
Mortgage notes (Level 2)	1	1	1	1	1	1
Long-term debt (excluding finance lease obligations)	$34,290	$31,199	$35,441	$32,749	$35,012	$31,558

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

(In millions)	August 1, 2025	August 2, 2024	January 31, 2025
Financed payment obligations	$1,326	$1,447	$1,511

Note 7: Debt
The Company’s commercial paper program is supported by the $2.0 billion five-year unsecured revolving credit agreement entered into in September 2023 (2023 Credit Agreement) and the $2.0 billion five-year unsecured third amended and restated credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).  The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under the commercial paper program. As of August 1, 2025, August 2, 2024, and January 31, 2025, there were no outstanding borrowings under the Company’s commercial paper program, the 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement was $4.0 billion as of August 1, 2025.

Note 8: Derivative Instruments

The Company utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	August 1, 2025	August 2, 2024	January 31, 2025
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$850	$850	$850

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

Note 9: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of August 1, 2025, the Company had $10.8 billion remaining in its share repurchase program. In fiscal 2025, the Company paused its share repurchase program.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and six months ended August 1, 2025, and August 2, 2024, were as follows:

	Three Months Ended
	August 1, 2025		August 2, 2024
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	—	$(3)	4.4	$1,012
Shares withheld from employees	—	2	—	2
Total share repurchases	—	$(1)	4.4	$1,014

	Six Months Ended
	August 1, 2025		August 2, 2024
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	—	$(3)	7.1	$1,664
Shares withheld from employees	0.3	72	0.4	92
Total share repurchases	0.3	$69	7.5	$1,756
1 Includes excise tax on share repurchases in excess of issuances as part of the cost basis of the shares acquired.

Note 10: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and six months ended August 1, 2025, and August 2, 2024:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Basic earnings per common share:
Net earnings	$2,398	$2,383	$4,038	$4,137
Less: Net earnings allocable to participating securities	(7)	(6)	(11)	(10)
Net earnings allocable to common shares, basic	$2,391	$2,377	$4,027	$4,127
Weighted-average common shares outstanding	559	568	559	570
Basic earnings per common share	$4.28	$4.18	$7.21	$7.24
Diluted earnings per common share:
Net earnings	$2,398	$2,383	$4,038	$4,137
Less: Net earnings allocable to participating securities	(7)	(6)	(11)	(10)
Net earnings allocable to common shares, diluted	$2,391	$2,377	$4,027	$4,127
Weighted-average common shares outstanding	559	568	559	570
Dilutive effect of non-participating share-based awards	1	2	1	1
Weighted-average common shares, as adjusted	560	570	560	571
Diluted earnings per common share	$4.27	$4.17	$7.19	$7.23

Anti-dilutive securities excluded from diluted weighted-average common shares	0.3	0.5	0.2	0.4

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Long-term debt	$351	$364	$709	$729
Lease obligations	5	6	10	12
Interest income	(42)	(52)	(67)	(74)
Interest capitalized	(2)	(1)	(4)	(2)
Interest on tax uncertainties	1	—	2	3
Other	—	—	—	1
Interest – net	$313	$317	$650	$669

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	August 1, 2025	August 2, 2024
Cash paid for interest, net of amount capitalized	$721	$735
Cash paid for income taxes – net[1]	657	1,004
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$15	$33
Leased assets obtained in exchange for new operating lease liabilities[2]	293	353
Cash dividends declared but not paid	673	654
1 Cash paid for income taxes - net for the six months ended August 1, 2025, and August 2, 2024, includes $453 million and $541 million, respectively, of cash paid for the purchase of federal transferable tax credits
2 Excludes $48 million of leases signed but not yet commenced as of August 1, 2025.

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

The following presents the Company’s operating results, including significant segment expenses.

	Three Months Ended				Six Months Ended
	August 1, 2025		August 2, 2024		August 1, 2025		August 2, 2024
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$23,959	100.00%	$23,586	100.00%	$44,888	100.00%	$44,950	100.00%
Less:
Cost of sales	15,858	66.19	15,691	66.53	29,800	66.39	29,965	66.66
Selling, general and administrative:
Employee compensation and benefits	2,835	11.83	2,766	11.73	5,648	12.58	5,564	12.40
Occupancy and facility costs	472	1.97	467	1.98	940	2.10	930	2.07
Advertising	249	1.04	234	0.99	448	1.00	438	0.98
Other SG&A items[1]	619	2.58	558	2.37	1,186	2.63	1,102	2.43
Depreciation and amortization	457	1.91	423	1.79	902	2.01	851	1.89
Interest – net	313	1.31	317	1.34	650	1.45	669	1.49
Income tax provision	758	3.16	747	3.17	1,276	2.84	1,294	2.88
Net earnings	$2,398	10.01%	$2,383	10.10%	$4,038	9.00%	$4,137	9.20%
1    Other SG&A items primarily include financial services costs, technology service costs, insurance costs, impairment costs, and store environment initiative and display costs.

Note 13: Subsequent Event

On August 20, 2025, the Company announced it has entered into a definitive agreement (the Agreement) to acquire Foundation Building Materials (FBM) for approximately $8.8 billion. FBM is expected to accelerate the Company’s Total Home strategy by enhancing its offering to Pro customers through expanded capabilities, faster fulfillment, improved digital tools, a robust trade credit platform, and significant cross-selling opportunities between FBM and Lowe's. The Company intends to fund the acquisition through a combination of short-term and long-term debt. The transaction is expected to close in the fourth quarter of fiscal 2025, subject to customary closing conditions, including regulatory approval.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of August 1, 2025 and August 2, 2024, the related condensed consolidated statements of earnings, comprehensive income, and shareholders’ deficit for the fiscal three-month and six-month periods ended August 1, 2025 and August 2, 2024, and cash flows for the fiscal six-month periods ended August 1, 2025 and August 2, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 28, 2025

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended August 1, 2025, and August 2, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2024. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our financial results:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net sales	$23,959	$23,586	$44,888	$44,950
Net earnings	2,398	2,383	4,038	4,137
Diluted earnings per share	$4.27	$4.17	$7.19	$7.23

Net cash provided by operating activities			$7,610	$7,415
Capital expenditures			1,013	808
Repurchases of common stock[1]			71	1,756
Cash dividend payments			1,290	1,262
1    Repurchases of common stock on a trade-date basis.

Net sales in the second quarter of fiscal 2025 improved 1.6% to $24.0 billion compared to net sales of $23.6 billion in the second quarter of fiscal 2024. Comparable sales for the second quarter of fiscal 2025 increased 1.1%, consisting of an increase in comparable average ticket of 2.9%, partially offset by a decrease of 1.8% in comparable customer transactions. Net earnings were $2.4 billion in the second quarter of fiscal 2025 and fiscal 2024. Diluted earnings per common share were $4.27 in the second quarter of fiscal 2025 compared to $4.17 in the second quarter of fiscal 2024. Included in the second quarter of 2025 results were pre-tax expenses of $43 million consisting of transaction costs and purchase accounting adjustments related to the acquisition of ADG, which decreased diluted earnings per common share by $0.06. Excluding the impact of this item, adjusted diluted earnings per common share was $4.33 in the second quarter of 2025 (see the non-GAAP financial measures discussion).

For the first six months of fiscal 2025, cash flows from operating activities were approximately $7.6 billion, with $1.0 billion used for capital expenditures. During the three months ended August 1, 2025, we closed on the acquisition of ADG for $1.3 billion. In addition, we paid $645 million in dividends, continuing to deliver on our commitment to return cash to shareholders.

Second quarter fiscal 2025 comparable sales improved 1.1% driven by strength in seasonal categories as weather improved throughout the quarter, along with continued strength with our Pro customer, and online. In addition to sales growth, our persistent focus on productivity drove stronger than expected operating performance. Through our Total Home strategy, we were able to deliver continued Pro growth this quarter, while also growing online sales due to a more immersive shopping experience. And to build on this immersive experience, during the second quarter, we launched the first Home Improvement Creator Network, designed to drive brand loyalty among tech-savvy generations. We are partnering with top influencers to tap into the growing trend of social media-driven DIY inspiration.

In addition, our Perpetual Productivity Initiatives (PPI) continue to deliver improvements throughout the business. Through our SKU rationalizations, we are making our inventory and space more productive. Reducing total SKU count in our stores will allow us to reinvest in deeper inventory quantities of our best-selling SKUs to drive sales and reduce out-of-stocks. We are also focused on reducing seasonal markdowns through our enhanced assortment planning tools to help us better anticipate demand and optimize our inventory allocation. Lastly, we are streamlining our Freight Flow process, creating more efficient truck organization, improved labeling, and redesigned carts creating a more direct path from truck to shelf. These enhancements should reduce unnecessary touch points and footsteps, reducing the overall time to complete these processes.

Overall, we delivered solid results in the second quarter as we continued to navigate the uncertain macro environment and provide our customers with compelling value across our product assortments. We have leaned into our tools and processes to quickly adjust to changing demand trends through the quarter to deliver on our operating commitments and continue to execute our long-term strategy to invest in areas that position us for sustainable growth.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales	Six Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales
	August 1, 2025	August 2, 2024		August 1, 2025	August 2, 2024
Net sales	100.00%	100.00%	N/A	100.00%	100.00%	N/A
Gross margin	33.81	33.47	34	33.61	33.34	27
Expenses:
Selling, general and administrative	17.42	17.07	35	18.31	17.88	43
Depreciation and amortization	1.91	1.79	12	2.01	1.89	12
Operating income	14.48	14.61	(13)	13.29	13.57	(28)
Interest – net	1.31	1.34	(3)	1.45	1.49	(4)
Pre-tax earnings	13.17	13.27	(10)	11.84	12.08	(24)
Income tax provision	3.16	3.17	(1)	2.84	2.88	(4)
Net earnings	10.01%	10.10%	(9)	9.00%	9.20%	(20)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Six Months Ended
Other Metrics	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Comparable sales increase/(decrease) [1]	1.1%	(5.1)%	(0.3)%	(4.6)%
Total customer transactions (in millions)	225	229	424	436
Average ticket [2,3]	$106.45	$103.04	$105.83	$103.12
At end of period:
Number of stores	1,753	1,746
Sales floor square feet (in millions)	196	195
Average store size selling square feet (in thousands) [4]	112	112
Net earnings to average debt and shareholders’ deficit	25.3%	26.5%
Return on invested capital [5]	29.5%	30.9%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which positively impacted second quarter fiscal 2025 and fiscal 2024 comparable sales by approximately 85 basis points and 30 basis points, respectively, and year-to-date fiscal 2025 and fiscal 2024 sales by approximately 75 basis points and 20 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 26-week periods.
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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in understanding the comparison of operational performance for fiscal 2025. Adjusted diluted earnings per share excludes the impact of certain items, further described below, not contemplated in the Company’s business outlook for fiscal 2025.

Fiscal 2025 Impacts
•In the second quarter of fiscal 2025, the Company recognized pre-tax expenses of $43 million consisting of transaction costs and purchase accounting adjustments related to the acquisition of Artisan Design Group (Artisan Design Group acquisition).

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

	Three Months Ended
	August 1, 2025			August 2, 2024
	Pre-Tax Earnings	Tax[1]	Net Earnings	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$4.27			$4.17
Non-GAAP adjustments – per share impacts
Artisan Design Group acquisition	0.08	(0.02)	0.06	—	—	—
Canadian retail business transaction	—	—	—	(0.07)	—	(0.07)
Adjusted diluted earnings per share			$4.33			$4.10
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

	For the Periods Ended
(In millions, except percentage data)	August 1, 2025	August 2, 2024
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,858	$6,931
Plus:
Interest expense – net	1,295	1,361
Operating lease interest	176	169
Provision for income taxes	2,177	2,191
Lease adjusted net operating profit	10,506	10,652
Less:
Income tax adjustment[1]	2,531	2,559
Lease adjusted net operating profit after tax	$7,975	$8,093

Denominator
Average debt and shareholders’ deficit[2]	$27,069	$26,160
Net earnings to average debt and shareholders’ deficit	25.3%	26.5%
Return on invested capital	29.5%	30.9%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.1% and 24.0% for the periods ended August 1, 2025, and August 2, 2024, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.

Results of Operations

Net Sales – Net sales in the second quarter of 2025 increased 1.6% to $24.0 billion. Comparable sales increased 1.1%, consisting of a 2.9% increase in comparable average ticket, partially offset by a 1.8% decline in comparable customer transactions.

During the second quarter of 2025, nine of our 14 product categories experienced positive comparable store sales, led by Building Materials, Appliances, Lawn & Garden, and Tools. Strength in these categories reflects continued growth with our Pro customer and online, as well as our broad assortment of appliances available next-day to our customers in the majority of the United States.

Net sales decreased 0.1% to $44.9 billion for the first six months of 2025 compared to 2024. Comparable sales also declined 0.3% over the same period, driven by a 2.8% decline in comparable customer transactions, partially offset by a comparable average ticket increase of 2.5%.

Gross Margin – For the second quarter of 2025, gross margin as a percentage of sales increased 34 basis points compared to 2024. The gross margin improvement for the quarter was driven by ongoing productivity initiatives, along with improvements in inventory shrink and credit revenue.

Gross margin as a percentage of sales increased 27 basis points in the first six months of 2025 compared to 2024, primarily due to the same factors that impacted gross margin for the second quarter.

SG&A – For the second quarter of 2025, SG&A expense deleveraged 35 basis points as a percentage of sales compared to the second quarter of 2024, primarily due to cycling the prior year gain on contingent consideration associated with the fiscal 2022 sale of the Canadian retail business, expenses associated with the acquisition of ADG, and employee compensation and benefits.

SG&A expense as a percentage of sales deleveraged 43 basis points as a percentage of sales for the first six months of 2025 compared to 2024, primarily due to the same factors that impacted SG&A for the second quarter.

Depreciation and Amortization – Depreciation and amortization deleveraged 12 basis points as a percentage of sales for the second quarter of 2025 compared to 2024.

Depreciation and amortization deleveraged 12 basis points as a percentage of sales for the first six months of 2025 compared to 2024.

Interest – Net – Net interest expense for the second quarter of 2025 leveraged three basis points as a percentage of sales.

Net interest expense for the first six months of 2025 deleveraged four basis points as a percentage of sales.

Income Tax Provision – Our effective income tax rates were 24.0% and 23.9% for the three months ended August 1, 2025 and August 2, 2024, respectively, and 24.0% and 23.8% for the six months ended August 1, 2025 and August 2, 2024, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return cash to shareholders in the form of dividends, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of August 1, 2025, we held $4.9 billion of cash and cash equivalents, as well as $4.0 billion in undrawn capacity on our revolving credit facilities.

Cash Flows Provided by Operating Activities

	Six Months Ended
(In millions)	August 1, 2025	August 2, 2024
Net cash provided by operating activities	$7,610	$7,415

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the six months ended August 1, 2025, compared to the six months ended August 2, 2024, was primarily driven by timing of prior year income tax payments and other changes in working capital, partially offset by lower net earnings.

Cash Flows Used in Investing Activities

	Six Months Ended
(In millions)	August 1, 2025	August 2, 2024
Net cash used in investing activities	$(2,343)	$(800)

Net cash used in investing activities primarily consists of transactions related to capital expenditures and the acquisition of ADG. Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Total capital expenditures and business acquisition activity totaled $2 billion and $808 million for the six months ended August 1, 2025, and August 2, 2024, respectively. For fiscal 2025, our guidance for capital expenditures is approximately $2.5 billion.

Cash Flows Used in Financing Activities

	Six Months Ended
(In millions)	August 1, 2025	August 2, 2024
Net cash used in financing activities	$(2,168)	$(3,176)

Net cash used in financing activities primarily consists of transactions related to our debt, share repurchases, and cash dividend payments.

Debt

Our commercial paper program is supported by the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement. The amounts available to be drawn under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement are reduced by the amount of borrowings under our commercial paper program. There were no outstanding borrowings under our commercial paper program, 2023 Credit Agreement, or the Third Amended and Restated Credit Agreement as of August 1, 2025. Total combined availability under the 2023 Credit Agreement and the Third Amended and Restated Credit Agreement as of August 1, 2025, was $4.0 billion.

The 2023 Credit Agreement and the Third Amended and Restated Credit Agreement contain customary representations, warranties, and covenants. We were in compliance with those covenants at August 1, 2025.

The following table includes additional information related to our debt for the six months ended August 1, 2025, and August 2, 2024:

	Six Months Ended
(In millions)	August 1, 2025	August 2, 2024
Repayment of debt	(796)	(47)
Maximum commercial paper outstanding at any period	—	250

Share Repurchases

We have an ongoing share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the six months ended August 1, 2025, and August 2, 2024:

	Six Months Ended
(In millions, except per share data)	August 1, 2025	August 2, 2024
Total amount paid for share repurchases[1]	$113	$1,930
Total number of shares repurchased	0.5	8.4
Average price paid per share	$243.02	$230.91
1 Excludes unsettled share repurchases and unpaid excise taxes.

As of August 1, 2025, we had $10.8 billion remaining available under our share repurchase program with no expiration date.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $2.20 per share for the six months ended August 2, 2024, to $2.30 per share for the six months ended August 1, 2025.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of August 28, 2025, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Debt Ratings	S&P	Moody’s
Commercial Paper	A-2	P-2
Senior Debt	BBB+	Baa1
Senior Debt Outlook	Stable	Stable

There are no provisions in any agreements that would require early cash settlement of existing debt or leases as a result of a downgrade in our debt rating or a decrease in our stock price.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and estimates are described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. Our significant and critical accounting policies and estimates have not changed significantly since the filing of the Annual Report, except as set forth below.

Business Combinations

Description
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition‑date fair value of the net identifiable assets acquired and liabilities assumed. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill due to the use of preliminary information in our initial estimates. Subsequent to the measurement period, any adjustments are recorded to earnings.

Judgments and uncertainties involved in the estimate
The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, for the acquisition of ADG, we used the multi-period excess earnings method to value Customer Relationships and the relief from royalty method to value Tradenames. The significant assumptions used to estimate the fair value of intangibles included forecasted revenues and expenses, growth rates, royalty rates, attrition rates, and discount rates.

Effect if actual results differ from assumptions
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in interest rates and commodity prices. The Company’s market risks have not changed materially from those disclosed in the Annual Report for the fiscal year ended January 31, 2025.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 1, 2025, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended August 1, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

In addition to the matter referenced in our annual report on Form 10-K for the fiscal year ended January 31, 2025, the Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred, and the amount of loss can be reasonably estimated. The Company applies a threshold of $1,000,000 for purposes of disclosing environmental proceedings involving a governmental authority, if any, under this Item 1. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 24, 2025.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended August 1, 2025:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2,3]
May 3, 2025 - May 30, 2025	105	$225.95	—	$10,786,142,988
May 31, 2025 - July 4, 2025	7,352	217.32	—	10,786,142,988
July 5, 2025 - August 1, 2025	77	225.88	—	10,786,142,988
As of August 1, 2025	7,534	$217.53	—	$10,786,142,988
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

Item 5. - Other Information

During the three months ended August 1, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

10.7	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier 1 Senior Officers*

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

August 28, 2025	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

