Form 10-Q
period 2025-10-31
LOWES COMPANIES INC
filed 2025-11-26
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to  ______
Commission File Number 1-7898
LOWE’S COMPANIES, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-0578072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Lowes Blvd., Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(704) 758-1000

Former name, former address and former fiscal year, if changed since last report: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 per share	LOW	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 11/24/2025
Common Stock, $0.50 par value	560,951,457

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

A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, the possibility that the anticipated benefits and synergies of our acquisition of Foundation Building Materials (FBM) are not realized when expected, or at all, including as a result of the impact of, or problems arising from, the integration of the two companies, changes in general economic conditions, such as volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, interest rate and currency fluctuations, home price appreciation or decreasing housing turnover, age of housing stock, the availability of consumer credit and of mortgage financing, trade policy changes or additional tariffs, outbreaks of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, geopolitical or armed conflicts, acts of both domestic and international terrorism, and other factors that can negatively affect our customers.

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Nine Months Ended
	October 31, 2025		November 1, 2024		October 31, 2025		November 1, 2024
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$20,813	100.00%	$20,170	100.00%	$65,701	100.00%	$65,120	100.00%
Cost of sales	13,697	65.81	13,374	66.31	43,497	66.20	43,340	66.55
Gross margin	7,116	34.19	6,796	33.69	22,204	33.80	21,780	33.45
Expenses:
Selling, general and administrative	4,160	19.99	3,827	18.97	12,381	18.85	11,860	18.22
Depreciation and amortization	475	2.28	433	2.15	1,378	2.10	1,284	1.97
Operating income	2,481	11.92	2,536	12.57	8,445	12.85	8,636	13.26
Interest – net	352	1.69	317	1.57	1,002	1.52	985	1.51
Pre-tax earnings	2,129	10.23	2,219	11.00	7,443	11.33	7,651	11.75
Income tax provision	513	2.46	524	2.59	1,789	2.72	1,818	2.79
Net earnings	$1,616	7.77%	$1,695	8.41%	$5,654	8.61%	$5,833	8.96%

Weighted average common shares outstanding – basic	559		565		559		568
Basic earnings per common share	$2.88		$2.99		$10.09		$10.24
Weighted average common shares outstanding – diluted	560		566		560		569
Diluted earnings per common share	$2.88		$2.99		$10.07		$10.22

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Nine Months Ended
	October 31, 2025		November 1, 2024		October 31, 2025		November 1, 2024
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$1,616	7.77%	$1,695	8.41%	$5,654	8.61%	$5,833	8.96%
Cash flow hedges – net of tax	(7)	(0.04)	(3)	(0.02)	(14)	(0.02)	(9)	(0.02)
Other	1	—	—	—	1	—	1	—
Other comprehensive loss	(6)	(0.04)	(3)	(0.02)	(13)	(0.02)	(8)	(0.02)
Comprehensive income	$1,610	7.73%	$1,692	8.39%	$5,641	8.59%	$5,825	8.94%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	October 31, 2025	November 1, 2024	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$621	$3,271	$1,761
Short-term investments	412	335	372
Receivables - net	1,216	108	94
Merchandise inventory - net	17,183	17,566	17,409
Other current assets	788	697	722
Total current assets	20,220	21,977	20,358
Property, less accumulated depreciation	18,309	17,586	17,649
Operating lease right-of-use assets	4,345	3,771	3,738
Long-term investments	280	312	277
Deferred income taxes - net	—	261	244
Intangible assets - net	5,994	281	277
Goodwill	3,982	311	311
Other assets	323	244	248
Total assets	$53,453	$44,743	$43,102

Liabilities and shareholders' deficit
Current liabilities:
Current maturities of long-term debt	$2,437	$2,576	$2,586
Current operating lease liabilities	691	497	563
Accounts payable	10,236	10,602	9,290
Accrued compensation and employee benefits	1,023	828	1,008
Deferred revenue	1,537	1,359	1,358
Other current liabilities	3,527	3,585	3,952
Total current liabilities	19,451	19,447	18,757
Long-term debt, excluding current maturities	37,498	32,906	32,901
Noncurrent operating lease liabilities	4,070	3,741	3,628
Deferred income taxes - net	808	—	—
Deferred revenue - Lowe's protection plans	1,273	1,260	1,268
Other liabilities	735	808	779
Total liabilities	63,835	58,162	57,333

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 561 million, 565 million, and 560 million, respectively	280	282	280
Capital in excess of par value	228	—	—
Accumulated deficit	(11,165)	(13,993)	(14,799)
Accumulated other comprehensive income	275	292	288
Total shareholders' deficit	(10,382)	(13,419)	(14,231)
Total liabilities and shareholders' deficit	$53,453	$44,743	$43,102

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended October 31, 2025
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance August 1, 2025	561	$280	$147	$(12,108)	$281	$(11,400)
Net earnings	—	—	—	1,616	—	1,616
Other comprehensive loss	—	—	—	—	(6)	(6)
Cash dividends declared, $1.20 per share	—	—	—	(673)	—	(673)
Share-based payment expense	—	—	54	—	—	54
Repurchases of common stock	—	—	(4)	—	—	(4)
Issuance of common stock under share-based payment plans	—	—	11	—	—	11
Other	—	—	20	—	—	20
Balance October 31, 2025	561	$280	$228	$(11,165)	$275	$(10,382)

	Nine Months Ended October 31, 2025
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 31, 2025	560	$280	$—	$(14,799)	$288	$(14,231)
Net earnings	—	—	—	5,654	—	5,654
Other comprehensive loss	—	—	—	—	(13)	(13)
Cash dividends declared, $3.55 per share	—	—	—	(1,991)	—	(1,991)
Share-based payment expense	—	—	171	—	—	171
Repurchases of common stock	—	(1)	(44)	(29)	—	(74)
Issuance of common stock under share-based payment plans	1	1	81	—	—	82
Other	—	—	20	—	—	20
Balance October 31, 2025	561	$280	$228	$(11,165)	$275	$(10,382)

	Three Months Ended November 1, 2024
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance August 2, 2024	568	$284	$—	$(14,342)	$295	$(13,763)
Net earnings	—	—	—	1,695	—	1,695
Other comprehensive income	—	—	—	—	(3)	(3)
Cash dividends declared, $1.15 per share	—	—	—	(650)	—	(650)
Share-based payment expense	—	—	49	—	—	49
Repurchases of common stock	(3)	(2)	(60)	(696)	—	(758)
Issuance of common stock under share-based payment plans	—	—	11	—	—	11
Balance November 1, 2024	565	$282	$—	$(13,993)	$292	$(13,419)

	Nine Months Ended November 1, 2024
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance February 2, 2024	574	$287	$—	$(15,637)	$300	$(15,050)
Net earnings	—	—	—	5,833	—	5,833
Other comprehensive loss	—	—	—	—	(8)	(8)
Cash dividends declared, $3.40 per share	—	—	—	(1,933)	—	(1,933)
Share-based payment expense	—	—	159	—	—	159
Repurchases of common stock	(10)	(6)	(253)	(2,256)	—	(2,515)
Issuance of common stock under share-based payment plans	1	1	94	—	—	95
Balance November 1, 2024	565	$282	$—	$(13,993)	$292	$(13,419)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Nine Months Ended
	October 31, 2025	November 1, 2024
Cash flows from operating activities:
Net earnings	$5,654	$5,833
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,557	1,461
Noncash lease expense	405	392
Deferred income taxes	24	(10)
Loss on property and other assets – net	45	11
Gain on sale of business	—	(97)
Share-based payment expense	177	164
Changes in operating assets and liabilities:
Merchandise inventory – net	816	(672)
Other operating assets	26	114
Accounts payable	552	1,944
Other operating liabilities	(959)	(426)
Net cash provided by operating activities	8,297	8,714

Cash flows from investing activities:
Purchases of investments	(1,290)	(999)
Proceeds from sale/maturity of investments	1,252	918
Capital expenditures	(1,610)	(1,379)
Proceeds from sale of property and other long-term assets	25	54
Acquisitions of businesses - net	(10,055)	—
Proceeds from sale of business	—	97
Other – net	(9)	(11)
Net cash used in investing activities	(11,687)	(1,320)

Cash flows from financing activities:
Net proceeds from issuance of debt	6,974	—
Repayment of debt	(2,568)	(522)
Proceeds from issuance of common stock under share-based payment plans	82	95
Cash dividend payments	(1,963)	(1,916)
Repurchases of common stock	(211)	(2,681)
Other – net	(64)	(20)
Net cash provided by/(used in) financing activities	2,250	(5,044)

Net (decrease)/increase in cash and cash equivalents	(1,140)	2,350
Cash and cash equivalents, beginning of period	1,761	921
Cash and cash equivalents, end of period	$621	$3,271

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of October 31, 2025, and November 1, 2024, and the statements of earnings, comprehensive income, and shareholders’ deficit for the three and nine months ended October 31, 2025, and November 1, 2024, and cash flows for the nine months ended October 31, 2025, and November 1, 2024. The January 31, 2025, consolidated balance sheet was derived from the audited financial statements.

The Company consolidates the financial results of Artisan Design Group (ADG) and Foundation Building Materials (FBM) on a one-month lag due to differences in reporting calendars.

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

Business Combinations

The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2025-06, Intangibles - Goodwill and Other Internal-Use Software. The ASU amends certain aspects of the accounting for and disclosure of internal-use software and clarifies the threshold that entities apply to begin capitalizing costs. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2029. The Company is currently evaluating the impact of adopting this ASU.

Accounting pronouncements not disclosed in this Form 10-Q or in the Annual Report are either not applicable to the Company or are not expected to have a material impact to the Company.

Note 2: Acquisitions

Artisan Design Group (ADG)

On June 2, 2025, the Company completed the acquisition of ADG for an aggregate cash purchase price of $1.3 billion, which is included in the investing section of the consolidated statements of cash flows, net of cash acquired. Acquisition-related costs were expensed as incurred. ADG is a leading nationwide provider of design, distribution and installation services for interior surface finishers, including flooring, cabinets and countertops, to national, regional and local home builders and property managers. The acquisition is expected to expand the Company’s Pro customer offering into a new distribution channel within a highly fragmented market.

Intangible assets acquired totaled $714 million and include trademarks of $130 million with a useful life of 15 years, customer relationships of $550 million with a useful life of 20 years, backlog of $26 million, and non-compete agreements of $8 million with a useful life of 5 years, each of which are included in the intangible assets - net line item within the accompanying consolidated balance sheet. Goodwill of $382 million is primarily attributable to the synergies expected to arise after the acquisition. We expect $312 million of goodwill to be deductible for tax purposes.

Foundation Building Materials (FBM)

On October 9, 2025, the Company completed the acquisition of FBM for an aggregate cash purchase price of $8.8 billion, which is included in the investing section of the consolidated statements of cash flows, net of cash acquired. Acquisition-related costs were expensed as incurred. FBM is expected to accelerate the Company’s Total Home strategy by enhancing its offering to Pro customers through expanded capabilities, faster fulfillment, improved digital tools, a robust trade credit platform, and significant cross-selling opportunities between FBM and Lowe's.

Intangible assets acquired totaled $5,041 million, and include trademarks of $950 million with a useful life of 15 years, customer relationships of $3,920 million with a useful life of 20 years, backlog of $75 million, and a non-compete agreement of $96 million with a useful life of 5 years, each of which are included in the intangible assets - net line item within the accompanying consolidated balance sheet. Goodwill of $3,289 million is primarily attributable to the synergies expected to arise after the acquisition. We expect $993 million of goodwill to be deductible for tax purposes.

The following table summarizes our preliminary aggregate purchase price allocations:

	ADG	FBM
(In millions)	June 2, 2025	October 9, 2025
Allocation:
Cash acquired	$2	$71
Receivables	208	913
Merchandise inventory	106	484
Other current assets	22	77
Property	36	513
Operating lease right-of-use assets	137	471
Goodwill	382	3,289
Intangible assets	714	5,041
Other assets	34	16
Current operating lease liabilities	(31)	(92)
Accounts payable	(73)	(321)
Accrued compensation and employee benefits	(29)	(78)
Deferred revenue	(22)	(67)
Other current liabilities	(36)	(134)
Noncurrent operating lease liabilities	(95)	(349)
Deferred income taxes, net	(36)	(996)
Other liabilities	(4)	(26)
Net assets acquired	$1,315	$8,812

We have prepared analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition dates. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition dates as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

Pro forma revenue and earnings since the acquisitions have not been provided as the acquisitions were not material to the consolidated financial statements.

Note 3: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Nine Months Ended
	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Products	$19,676	$19,304	$62,817	$62,699
Services	753	532	1,953	1,612
Other	384	334	931	809
Net sales	$20,813	$20,170	$65,701	$65,120

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

(In millions)	Classification	October 31, 2025	November 1, 2024	January 31, 2025
Anticipated sales returns	Other current liabilities	$207	$212	$167
Right of return assets	Other current assets	122	123	99

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

(In millions)	October 31, 2025	November 1, 2024	January 31, 2025
Retail deferred revenue	$1,080	$878	$770
Stored-value cards deferred revenue	457	481	588
Deferred revenue	$1,537	$1,359	$1,358

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	October 31, 2025	November 1, 2024	January 31, 2025
Deferred revenue - Lowe’s protection plans	$1,273	$1,260	$1,268

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Lowe’s protection plans deferred revenue recognized into sales	$144	$141	$430	$420
Lowe’s protection plans claim expenses	63	54	182	158

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended				Nine Months Ended
	October 31, 2025		November 1, 2024		October 31, 2025		November 1, 2024
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Home Décor[1]	$7,802	37.5%	$7,565	37.5%	$23,729	36.1%	$23,421	36.0%
Building Products[2]	6,875	33.0	6,726	33.3	20,508	31.2	20,452	31.4
Hardlines[3]	5,116	24.6	5,306	26.3	19,324	29.4	19,639	30.2
Other	1,020	4.9	573	2.9	2,140	3.3	1,608	2.4
Total	$20,813	100.0%	$20,170	100.0%	$65,701	100.0%	$65,120	100.0%
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
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools.

Note 4: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	October 31, 2025	November 1, 2024	January 31, 2025
Short-term restricted investments	$412	$335	372
Long-term restricted investments	280	312	277
Total restricted investments	$692	$647	$649

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025, November 1, 2024, and January 31, 2025:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	October 31, 2025	November 1, 2024	January 31, 2025
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$210	$184	$199
Money market funds	Short-term investments	Level 1	76	71	91
Commercial paper	Short-term investments	Level 2	52	47	49
Certificates of deposit	Short-term investments	Level 1	29	13	13
Foreign government debt securities	Short-term investments	Level 2	25	—	4
Corporate debt securities	Short-term investments	Level 2	18	20	16
Municipal obligations	Short-term investments	Level 2	2	—	—
U.S. Treasury securities	Long-term investments	Level 1	151	194	150
Corporate debt securities	Long-term investments	Level 2	106	74	88
Foreign government debt securities	Long-term investments	Level 2	16	41	37
Municipal obligations	Long-term investments	Level 2	7	3	2
Derivative instruments:
Fixed-to-floating interest rate swaps	Other current liabilities	Level 2	$—	$11	$11
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	25	46	35

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

The Company has performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business which is classified as a Level 3 long-term investment, and such contingent consideration had an estimated fair value of zero as of October 31, 2025, November 1, 2024, and January 31, 2025. The Company’s measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

The rollforward of the fair value of contingent consideration for the three and nine months ended October 31, 2025 and November 1, 2024, is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Beginning balance	$—	$—	$—	$—
Change in fair value	—	54	—	97
Proceeds received	—	(54)	—	(97)
Ending balance	$—	$—	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended October 31, 2025, and November 1, 2024, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations and the 2025 Term Loan, are as follows:

	October 31, 2025		November 1, 2024		January 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$37,514	$34,968	$34,996	$31,651	$35,011	$31,557

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

(In millions)	October 31, 2025	November 1, 2024	January 31, 2025
Financed payment obligations	$1,705	$1,707	$1,511

Note 7: Debt
Revolving Credit Facilities

On September 16, 2025, the Company entered into a $2.0 billion five-year unsecured credit agreement (2025 Credit Agreement) with a syndicate of banks, which has a maturity date of September 2030, replacing the Company’s $2.0 billion five-year unsecured revolving credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).

On September 16, 2025, the Company also amended the five-year unsecured revolving credit agreement dated September 1, 2023 (the 2023 Credit Agreement) with a syndicate of banks, which has a maturity date of September 2028 and an aggregate availability of $2.0 billion. Under the amendment, borrowings under the 2023 Credit Agreement will no longer be subject to a SOFR credit spread adjustment.

The 2025 Credit Agreement and the 2023 Credit Agreement (collectively the Long-Term Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Long-Term Credit Agreements are reduced by the amount of borrowings under the commercial paper program. As of October 31, 2025, November 1, 2024, and January 31, 2025, there were no outstanding borrowings under the Company’s commercial paper program or the Long-Term Credit Agreements.

On September 16, 2025, the Company also entered into a $1.0 billion 364-day unsecured revolving credit agreement (collectively with the Long-Term Credit Agreements the “Revolving Credit Facilities”) which has a maturity date of September 2026 and had no outstanding borrowings as of October 31, 2025.

Total combined availability under the Revolving Credit Facilities was $5.0 billion as of October 31, 2025.

Long-Term Debt

On September 16, 2025, the Company entered into a $2.0 billion unsecured term loan credit agreement (2025 Term Loan) which has a maturity date of October 2028. There was $2.0 billion in outstanding borrowings under the 2025 Term Loan as of October 31, 2025, with an interest rate of 4.935%.

In addition, on September 30, 2025, the Company issued $5.0 billion of unsecured fixed rate notes (collectively, the September 2025 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$650	October 2027	3.950%	$2
$750	October 2028	4.000%	$3
$1,100	March 2031	4.250%	$6
$1,300	October 2032	4.500%	$8
$1,200	October 2035	4.850%	$8

Interest on the September 2025 Notes with October maturity dates is payable semiannually in arrears in April and October of each year until maturity. Interest on the September 2025 Notes with March maturity dates is payable semiannually in arrears in March and September of each year until maturity.

The indenture governing the September 2025 Notes contains a provision that allows the Company to redeem these notes at any time, in whole or in part, at specified redemption prices, plus accrued and unpaid interest. The indenture also contains a provision that allows the holders of the notes to require the Company to repurchase all or any part of their notes if a change of control triggering event occurs. If elected under the change of control provisions, the repurchase of the notes will occur at a purchase price of 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the September 2025 Notes does not limit the aggregate principal amount of debt securities that the Company may issue and does not require the Company to maintain specified financial ratios or levels of net worth or liquidity.

Note 8: Derivative Instruments

The Company utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	October 31, 2025	November 1, 2024	January 31, 2025
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$550	$850	$850

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

Note 9: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of October 31, 2025, the Company had $10.8 billion remaining in its share repurchase program. In fiscal 2025, the Company paused its share repurchase program.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and nine months ended October 31, 2025, and November 1, 2024, were as follows:

	Three Months Ended
	October 31, 2025		November 1, 2024
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	—	$—	2.8	$756
Shares withheld from employees	—	4	0.1	2
Total share repurchases	—	$4	2.9	$758

	Nine Months Ended
	October 31, 2025		November 1, 2024
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	—	$—	10.0	$2,421
Shares withheld from employees	0.3	74	0.3	94
Total share repurchases	0.3	$74	10.3	$2,515
1 Includes excise tax on share repurchases in excess of issuances as part of the cost basis of the shares acquired.

Note 10: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and nine months ended October 31, 2025, and November 1, 2024:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Basic earnings per common share:
Net earnings	$1,616	$1,695	$5,654	$5,833
Less: Net earnings allocable to participating securities	(4)	(4)	(15)	(15)
Net earnings allocable to common shares, basic	$1,612	$1,691	$5,639	$5,818
Weighted-average common shares outstanding	559	565	559	568
Basic earnings per common share	$2.88	$2.99	$10.09	$10.24
Diluted earnings per common share:
Net earnings	$1,616	$1,695	$5,654	$5,833
Less: Net earnings allocable to participating securities	(4)	(4)	(15)	(15)
Net earnings allocable to common shares, diluted	$1,612	$1,691	$5,639	$5,818
Weighted-average common shares outstanding	559	565	559	568
Dilutive effect of non-participating share-based awards	1	1	1	1
Weighted-average common shares, as adjusted	560	566	560	569
Diluted earnings per common share	$2.88	$2.99	$10.07	$10.22

Anti-dilutive securities excluded from diluted weighted-average common shares	0.3	0.1	0.2	0.2

Note 11: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Long-term debt	$362	$363	$1,071	$1,092
Lease obligations	5	6	15	18
Interest income	(41)	(50)	(108)	(124)
Interest capitalized	(3)	(2)	(7)	(4)
Interest on tax uncertainties	1	—	3	3
Other	28	—	28	—
Interest – net	$352	$317	$1,002	$985

Supplemental disclosures of cash flow information:

	Nine Months Ended
(In millions)	October 31, 2025	November 1, 2024
Cash paid for interest, net of amount capitalized	$1,371	$1,410
Cash paid for income taxes – net[1]	2,150	1,384
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$16	$37
Leased assets obtained in exchange for new operating lease liabilities[2]	425	442
Cash dividends declared but not paid	673	650
1 Cash paid for income taxes - net for the nine months ended October 31, 2025, and November 1, 2024, includes $781 million and $800 million, respectively, of cash paid for the purchase of federal transferable tax credits.
2 Excludes $50 million of leases signed but not yet commenced as of October 31, 2025.

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

The following presents the Company’s operating results, including significant segment expenses.

	Three Months Ended				Nine Months Ended
	October 31, 2025		November 1, 2024		October 31, 2025		November 1, 2024
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$20,813	100.00%	$20,170	100.00%	$65,701	100.00%	$65,120	100.00%
Less:
Cost of sales	13,697	65.81	13,374	66.31	43,497	66.20	43,340	66.55
Selling, general and administrative:
Employee compensation and benefits	2,802	13.46	2,634	13.06	8,450	12.86	8,198	12.59
Occupancy and facility costs	487	2.34	487	2.42	1,428	2.17	1,417	2.18
Advertising	236	1.13	212	1.05	684	1.04	650	1.00
Other SG&A items[1]	635	3.06	494	2.44	1,819	2.78	1,595	2.45
Depreciation and amortization	475	2.28	433	2.15	1,378	2.10	1,284	1.97
Interest – net	352	1.69	317	1.57	1,002	1.52	985	1.51
Income tax provision	513	2.46	524	2.59	1,789	2.72	1,818	2.79
Net earnings	$1,616	7.77%	$1,695	8.41%	$5,654	8.61%	$5,833	8.96%
1    Other SG&A items primarily include financial services costs, technology service costs, insurance costs, impairment costs, and store environment initiative and display costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of October 31, 2025 and November 1, 2024, the related condensed consolidated statements of earnings, comprehensive income, and shareholders’ deficit for the fiscal three-month and nine-month periods ended October 31, 2025 and November 1, 2024, and of cash flows for the fiscal nine-month period ended October 31, 2025 and November 1, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2025, and the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 26, 2025

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and nine months ended October 31, 2025, and November 1, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2024. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our financial results:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Net sales	$20,813	$20,170	$65,701	$65,120
Net earnings	1,616	1,695	5,654	5,833
Diluted earnings per share	$2.88	$2.99	$10.07	$10.22

Net cash provided by operating activities			$8,297	$8,714
Capital expenditures			1,610	1,379
Repurchases of common stock[1]			74	2,515
Cash dividend payments			1,963	1,916
1    Repurchases of common stock on a trade-date basis.

Net sales in the third quarter of fiscal 2025 improved 3.2% to $20.8 billion compared to net sales of $20.2 billion in the third quarter of fiscal 2024. Comparable sales for the third quarter of fiscal 2025 increased 0.4%, consisting of an increase in comparable average ticket of 3.4%, partially offset by a decrease of 3.0% in comparable customer transactions. Net earnings in the third quarter of fiscal 2025 were $1.6 billion, compared to net earnings of $1.7 billion in the third quarter of fiscal 2024. Diluted earnings per common share were $2.88 in the third quarter of fiscal 2025 compared to $2.99 in the third quarter of fiscal 2024. Included in the third quarter of 2025 results were pre-tax expenses of $129 million consisting of transaction costs and intangible asset amortization related to the acquisitions of Artisan Design Group (ADG) and Foundation Building Materials (FBM). Excluding the impact of these items, adjusted diluted earnings per common share was $3.06 in the third quarter of 2025 (see the non-GAAP financial measures discussion).

For the first nine months of fiscal 2025, cash flows from operating activities were approximately $8.3 billion, with $1.6 billion used for capital expenditures. During the three months ended October 31, 2025, we closed on the acquisition of FBM for $8.8 billion. In addition, we paid $673 million in dividends, continuing to deliver on our commitment to return cash to shareholders.

During the third quarter, we saw strength across all five key initiatives of our 2025 Total Home strategy. Our continued Pro growth is driven by our focus on enhancing the products and services offerings to the Pro customers. In addition, we delivered double-digit online sales growth through increased traffic and continued strong conversion rates. We are also leveraging our loyalty ecosystem to gain deeper customer insights which enable tailored, value-enhancing offers through data-driven marketing. Home services also delivered double-digit growth driven in-part by our technology enabled solutions which have enhanced the experience of our customers, installers, and associates by accelerating the process from inquiry to completed installation through intuitive scheduling, quoting, and payment solutions. Lastly, we continued to focus on increasing space productivity to drive incremental sales opportunities. We expanded our rural format as well as our workwear and pet assortments to additional locations, while also making progress on our SKU rationalization efforts.

The acquisitions of ADG and FBM will create a comprehensive interior solution for our home builders by expanding our product portfolio and strengthening our fulfillment capabilities.

Overall, we were encouraged to see modest improvement in DIY customer engagement in the third quarter as we continued to navigate an uncertain macro environment. Affordability and uncertainty in the broader economy continue to weigh on consumer confidence in the near term. Looking ahead we expect lower interest rates will help drive demand for the Company’s products and services. The combination of strong fundamentals, substantial home equity, and the potential for lower interest rates in the future, gives us confidence in the long-term health of the home improvement industry, and we remain confident that continued execution of our Total Home strategy will position us to capitalize on the expected recovery in housing and home improvement.

Tariffs
During the year, the United States has enacted significant changes to its trade policy and imposed tariffs on imported goods from a number of countries. The Company has been, and continues to, monitor these trade policies and their ongoing impacts on the cost of our inventory. We will also continue to evaluate adjustments to our merchandise assortment, pricing, and global supply chain strategies, including continued country of origin diversification, as potential mitigating actions.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales	Nine Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales
	October 31, 2025	November 1, 2024		October 31, 2025	November 1, 2024
Net sales	100.00%	100.00%	N/A	100.00%	100.00%	N/A
Gross margin	34.19	33.69	50	33.80	33.45	35
Expenses:
Selling, general and administrative	19.99	18.97	102	18.85	18.22	63
Depreciation and amortization	2.28	2.15	13	2.10	1.97	13
Operating income	11.92	12.57	(65)	12.85	13.26	(41)
Interest – net	1.69	1.57	12	1.52	1.51	1
Pre-tax earnings	10.23	11.00	(77)	11.33	11.75	(42)
Income tax provision	2.46	2.59	(13)	2.72	2.79	(7)
Net earnings	7.77%	8.41%	(64)	8.61%	8.96%	(35)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Nine Months Ended
Other Metrics	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
Comparable sales increase/(decrease) [1]	0.4%	(1.1)%	(0.1)%	(3.6)%
Customer transactions (in millions) [2,3]	187	192	608	626
Average ticket [3]	108.78	104.78	107.12	104.06
At end of period:
Number of stores	1,756	1,747
Sales floor square feet (in millions)	196	195
Average store size selling square feet (in thousands) [4]	111	112
Net earnings to average debt and shareholders’ deficit	22.4%	26.8%
Return on invested capital [5]	26.1%	31.2%
1    A comparable location is defined as a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. The relocated location must then remain open longer than 13 months to be considered comparable. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Operating locations which are sold are included in comparable sales until the date of sale. Comparable sales are presented on a transacted basis when tender is accepted from a customer. Comparable sales include online sales, which positively impacted third quarter fiscal 2025 and fiscal 2024 comparable sales by approximately 130 basis points and 55 basis points, respectively, and year-to-date fiscal 2025 and fiscal 2024 sales by approximately 95 basis points and 35 basis points, respectively. The comparable store sales calculation included in the preceding table was calculated using comparable 13-week and 39-week periods.
2    In the first quarter of fiscal 2025, the Company adjusted its customer transactions metric to exclude certain order modifications which were previously included as a separate transaction. The prior year period has been adjusted to align with the current period presentation.
3 Customer transactions and average ticket represent metrics used by management to evaluate performance of our retail locations.
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

Fiscal 2025 Impacts
During fiscal 2025, the Company recognized financial impacts from the following:

•In the third quarter of fiscal 2025, the Company recognized pre-tax expenses of $129 million consisting of transaction costs and intangible asset amortization related to the acquisition of Artisan Design Group and Foundation Building Materials (Acquisition of businesses).

Fiscal 2024 Impacts:
During fiscal 2024, the Company recognized financial impacts from the following:

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

	Three Months Ended
	October 31, 2025			November 1, 2024
	Pre-Tax Earnings	Tax[1]	Net Earnings	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$2.88			$2.99
Non-GAAP adjustments – per share impacts
Acquisition of businesses	0.23	(0.05)	0.18	—	—	—
Canadian retail business transaction	—	—	—	(0.10)	—	(0.10)
Adjusted diluted earnings per share			$3.06			$2.89
1 Represents the corresponding tax benefit or expense specifically related to the items excluded from adjusted diluted earnings per share.

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

	For the Periods Ended
(In millions, except percentage data)	October 31, 2025	November 1, 2024
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,779	$6,853
Plus:
Interest expense – net	1,331	1,333
Operating lease interest	177	172
Provision for income taxes	2,165	2,137
Lease adjusted net operating profit	10,452	10,495
Less:
Income tax adjustment[1]	2,530	2,495
Lease adjusted net operating profit after tax	$7,922	$8,000

Denominator
Average debt and shareholders’ deficit[2]	$30,307	$25,603
Net earnings to average debt and shareholders’ deficit	22.4%	26.8%
Return on invested capital	26.1%	31.2%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.2% and 23.8% for the periods ended October 31, 2025, and November 1, 2024, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.

Results of Operations

Net Sales – Net sales in the third quarter of 2025 increased 3.2% to $20.8 billion. Comparable sales increased 0.4%, consisting of a 3.4% increase in comparable average ticket, partially offset by a 3.0% decline in comparable customer transactions.

During the third quarter of 2025, ten of our 14 product categories experienced positive comparable store sales, led by Rough Plumbing, Appliances, Paint and Flooring. Strength in these categories reflects continued growth with our Pro customer and online, as well as our broad assortment of appliances available next-day to our customers in the majority of the United States.

Net sales increased 0.9% to $65.7 billion for the first nine months of 2025 compared to 2024. Comparable sales declined 0.1% over the same period, driven by a 3.0% decline in comparable customer transactions, partially offset by a comparable average ticket increase of 2.9%.

Gross Margin – For the third quarter of 2025, gross margin as a percentage of sales increased fifty basis points compared to 2024. The gross margin improvement for the quarter was driven by cycling storm pressures from the prior year, as well as improvements in credit revenue and better sell-through of inventory as part of item rationalization efforts.

Gross margin as a percentage of sales increased thirty-five basis points in the first nine months of 2025 compared to 2024, primarily due to cycling storm pressures from the prior year, as well as improvements in credit revenue.

SG&A – For the third quarter of 2025, SG&A expense deleveraged 102 basis points as a percentage of sales compared to the third quarter of 2024, primarily due to cycling the prior year gain on contingent consideration associated with the fiscal 2022 sale of the Canadian retail business, expenses associated with the acquisitions of ADG and FBM, along with an increase in employee compensation and benefits.

SG&A expense as a percentage of sales deleveraged 63 basis points as a percentage of sales for the first nine months of 2025 compared to 2024, primarily due to the same factors that impacted SG&A for the third quarter.

Depreciation and Amortization – Depreciation and amortization deleveraged 13 basis points as a percentage of sales for the third quarter of 2025 compared to 2024.

Depreciation and amortization deleveraged 13 basis points as a percentage of sales for the first nine months of 2025 compared to 2024.

Interest – Net – Net interest expense for the third quarter of 2025 deleveraged 12 basis points as a percentage of sales primarily due to the costs related to the bridge financing for the FBM acquisition.

Net interest expense for the first nine months of 2025 deleveraged one basis point as a percentage of sales.

Income Tax Provision – Our effective income tax rates were 24.1% and 23.6% for the three months ended October 31, 2025 and November 1, 2024, respectively, and 24.0% and 23.8% for the nine months ended October 31, 2025 and November 1, 2024, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return cash to shareholders in the form of dividends, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of October 31, 2025, we held $0.6 billion of cash and cash equivalents, as well as $5.0 billion in undrawn capacity on our Revolving Credit Facilities at quarter end.

Cash Flows Provided by Operating Activities

	Nine Months Ended
(In millions)	October 31, 2025	November 1, 2024
Net cash provided by operating activities	$8,297	$8,714

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the nine months ended October 31, 2025, compared to the nine months ended November 1, 2024, was primarily driven by the timing of income tax payments in the third quarter of fiscal 2025 which were previously deferred under the income tax relief announced by the IRS for businesses impacted by Hurricane Helene.

Cash Flows Used in Investing Activities

	Nine Months Ended
(In millions)	October 31, 2025	November 1, 2024
Net cash used in investing activities	$(11,687)	$(1,320)

Net cash used in investing activities is primarily driven by our acquisitions of ADG and FBM which used $10.1 billion for the nine months ended October 31, 2025. In addition, total capital expenditures were $1.6 billion and $1.4 billion for the nine months ended October 31, 2025, and November 1, 2024, respectively. Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. For fiscal 2025, our guidance for capital expenditures is up to $2.5 billion.

Cash Flows Provided by / (Used in) Financing Activities

	Nine Months Ended
(In millions)	October 31, 2025	November 1, 2024
Net cash provided by/(used in) financing activities	$2,250	$(5,044)

Net cash provided by and used in financing activities primarily consists of transactions related to our debt, share repurchases, and cash dividend payments.

Debt

During the three months ended October 31, 2025, the Company issued $5.0 billion of unsecured notes. In addition, the Company entered into a $2.0 billion unsecured term loan credit agreement (2025 Term Loan) which has a maturity date of October 2028. The proceeds from the unsecured notes and the 2025 Term Loan were designated to finance, in part, our acquisition of FBM and general corporate purposes.

On September 16, 2025, the Company entered into a $2.0 billion five-year unsecured credit agreement (2025 Credit Agreement), which has a maturity date of September 2030, replacing the Company’s $2.0 billion five-year unsecured revolving credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement).

On September 16, 2025, the Company also amended the five-year unsecured revolving credit agreement dated September 1, 2023 (the 2023 Credit Agreement) with a syndicate of banks, which has a maturity date of September 2028 and an aggregate availability of $2.0 billion. Under the amendment, borrowings under the 2023 Credit Agreement will no longer be subject to a SOFR credit spread adjustment.

The 2025 Credit Agreement and the 2023 Credit Agreement (collectively the Long-Term Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Long-Term Credit Agreements are reduced by the amount of borrowings under the commercial paper program. As of October 31, 2025, November 1, 2024, and January 31, 2025, there were no outstanding borrowings under the Company’s commercial paper program or the Long-Term Credit Agreements.

On September 16, 2025, the Company also entered into a $1.0 billion 364-day unsecured revolving credit agreement (collectively with the Long-Term Credit Agreements the “Revolving Credit Facilities”) which has a maturity date of September 2026 and had no outstanding borrowings as of October 31, 2025.

The following table includes additional information related to our debt for the nine months ended October 31, 2025, and November 1, 2024:

	Nine Months Ended
(In millions)	October 31, 2025	November 1, 2024
Net proceeds from issuance of debt	$6,974	$—
Repayment of debt	(2,568)	(522)
Net change in commercial paper	—	—
Maximum commercial paper outstanding at any period	125	250

Share Repurchases

We have a share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total cash used to repurchase shares for the nine months ended October 31, 2025, and November 1, 2024:

	Nine Months Ended
(In millions, except per share data)	October 31, 2025	November 1, 2024
Total amount paid for share repurchases[1]	$115	$2,681
Total number of shares repurchased	0.5	11.2
Average price paid per share	$243.45	$239.11
1 Excludes unsettled share repurchases and excise taxes.

As of October 31, 2025, we had $10.8 billion remaining available under our share repurchase program with no expiration date. In fiscal 2025, the Company paused its share repurchase program.

Dividends

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $3.35 per share for the nine months ended November 1, 2024, to $3.50 per share for the nine months ended October 31, 2025.

Capital Resources

We expect to continue to have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of November 26, 2025, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Judgments and uncertainties involved in the estimate
The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. Specifically, for the acquisitions of ADG and FBM, we used the multi-period excess earnings method to value Customer Relationships and the relief from royalty method to value Tradenames. The significant assumptions used to estimate the fair value of intangibles included forecasted revenues and expenses, growth rates, royalty rates, attrition rates, and discount rates.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 31, 2025, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our merchandise selling system, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The U.S. Attorney’s Office for the Central District of California and the U.S. EPA’s Region 9 Office have been conducting an investigation with respect to whether the Company and independent contractors who performed installations under the Company’s third-party installer program complied with applicable recordkeeping requirements and lead-safe practices under the Toxic Substances Control Act, the EPA’s Lead Renovation, Repair and Painting Rules, and with an EPA civil consent decree that the Company entered into in 2014 in the context of projects in homes constructed before 1978. In the third quarter of fiscal 2023, the EPA’s Region 5 and other EPA and U.S. Department of Justice representatives informed the Company that they have identified possible deviations from the consent decree. On November 25, 2025, the Company, without admitting liability, agreed to resolve the matter by payment of a civil penalty of $12,500,000 and by entering into a second consent decree to replace the 2014 consent decree. The second consent decree was lodged in the U.S. District Court for the Central District of California and is subject to a public comment period and court approval.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 24, 2025.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended October 31, 2025:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2,3]
August 2, 2025 - August 29, 2025	91	$241.23	—	$10,786,142,988
August 30, 2025 - October 3, 2025	7,182	271.26	—	10,786,142,988
October 4, 2025 - October 31, 2025	1,055	241.78	—	10,786,142,988
As of October 31, 2025	8,328	$267.20	—	$10,786,142,988
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

Item 5. - Other Information

During the three months ended October 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

4.1	Twenty-Third Supplemental Indenture, dated as of September 30, 2025, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee).	8-K	001-07898	4.2	September 30, 2025

10.1	Credit Agreement, dated as of September 16, 2025, by and among, among others, Lowe’s Companies, Inc., Bank of America, N.A., as administrative processing agent, co-administrative agent, swing line lender and letter of credit issuer, Wells Fargo Bank, National Association, as co-administrative agent and letter of credit issuer, U.S. Bank National Association, as syndication agent and L/C issuer, the co-documentation agents party thereto, the joint lead arrangers and joint bookrunners party thereto, and the lenders party thereto.	8-K	001-07898	10.1	September 19, 2025

10.2	Term Loan Credit Agreement, dated as of September 16, 2025, by and among, among others, Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, the co-documentation agents party thereto, the joint lead arrangers and joint bookrunners party thereto, the lenders party thereto.	8-K	001-07898	10.2	September 19, 2025

10.3	364-Day Revolving Credit Agreement, dated as of September 16, 2025, by and among, among others, Lowe’s Companies, Inc., Bank of America, N.A., as administrative processing agent and co-administrative agent, Wells Fargo Bank, National Association, as co-administrative agent, U.S. Bank National Association, as syndication agent, the co-documentation agents party thereto, the joint lead arrangers and joint bookrunners party thereto, and the lenders party thereto.	8-K	001-07898	10.3	September 19, 2025

10.4	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 16, 2025, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.	8-K	001-07898	10.4	September 19, 2025

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

November 26, 2025	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

