Form 10-K
period 2026-01-30
LOWES COMPANIES INC
filed 2026-03-23
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of August 1, 2025, the last business day of the Company’s most recent second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $126.9 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 3/19/2026
Common Stock, $0.50 par value	560,063,429
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for Lowe’s 2026 Annual Meeting of Shareholders	Part III

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “scenario”, “guidance”, and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives (including objectives related to environmental and social matters), business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services including customer acceptance of new offerings and initiatives, macroeconomic conditions and consumer spending, trade policy changes and additional tariffs, share repurchases, and Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties, and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

For a detailed description of the risks and uncertainties that we are exposed to, you should read Item 1A, “Risk Factors” included elsewhere in this Annual Report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

ii

Part I

Item 1 - Business

General Information

Lowe’s Companies, Inc. and subsidiaries (the Company or Lowe’s) is a Fortune® 100 company and the world’s second largest home improvement retailer. As of January 30, 2026, Lowe’s operated 1,759 home improvement stores and outlets in the United States, representing approximately 196 million square feet of retail selling space. In addition, Lowe’s operated over 540 branch locations in the United States and Canada, which include our current year acquisitions of Foundation Building Materials (FBM) and Artisan Design Group (ADG).

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

Our Strategy

Lowe’s is an omnichannel retailer whose focus is on helping customers solve problems and fulfill dreams for their homes by providing an excellent customer experience, creating a great place to work for our associates, and improving our communities, which we believe will create long-term, sustainable value for our shareholders. In fiscal 2025, we continued to execute on our Total Home strategy that was introduced in fiscal 2020, by focusing on serving the professional customer (Pro customer), accelerating our online business, expanding installation services, improving localization efforts and elevating our product assortment. In December 2024, we updated our Total Home strategy, aligned with the key drivers of home improvement demand, to help our customers solve their home improvement needs with more value and exceptional service. The five pillars of our Total Home strategy are as follows:

Drive Pro penetration	Accelerate online sales	Expand home services	Create a loyalty ecosystem	Increase space productivity
•We continue to transform our Pro offerings to drive Pro penetration by continuing to enhance our Pro product assortment, including expanding our offerings to the larger Pro customer through our acquisitions of FBM and ADG, investing in inventory of high-volume Pro products, leveraging our redesigned loyalty program, improving job site delivery capabilities, expanding our Pro extended aisle, and building a comprehensive interior solutions platform.
•We are investing in our omnichannel retail capabilities to accelerate our online business through expansion of our product offerings, enhanced fulfillment capabilities, and a simplified user experience.
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

Our Customers and Market

The home improvement market in which we operate is highly fragmented. Our retail stores and online focus on serving individual homeowners and renters completing a wide array of projects, that vary along the spectrum of DIY and do-it-for-me (DIFM). In addition, we focus on Pro customers that are primarily the small to medium sized Pro, which includes three broad categories: tradespeople, repair and remodelers, and property managers. With the acquisitions of FBM and ADG in 2025, we are taking an important step in our Total Home strategy to serve larger Pro customers in the residential and commercial markets.

There are many variables that affect consumer demand for the home improvement products and services we offer.  Key indicators we monitor include home price appreciation, age of the housing stock, real disposable personal income, housing turnover, and residential and commercial construction.  We also monitor demographic and societal trends that shape home improvement industry growth over time as the U.S. population moves through major life stages and events.

Our Competition

The home improvement industry includes a broad competitive landscape that continues to evolve.  We compete with national and regional home improvement warehouse chains and lumber yards in most of the markets we serve.  We also compete with traditional hardware, plumbing, electrical, drywall and home supply retailers and distributors, as well as paint stores, lumber yards, garden centers, and maintenance and repair organizations.  In addition, we compete with general merchandise retailers, home goods specialty stores, warehouse clubs, online retailers, other specialty retailers, providers of equipment and tool rental, service providers that install home improvement products, and wholesalers that provide home-related products and services to homeowners, renters, businesses, and the government.

Location of stores and branches, product assortment, product pricing, fulfillment capabilities, and customer service continue to be key competitive factors in our industry, while the evolution of technology, including artificial intelligence (AI) and machine learning technologies and customer expectations also underscore the importance of omnichannel capabilities as a competitive factor.  See further discussion of competition in Item 1A, “Risk Factors”, of this Annual Report.

Our Omnichannel Capabilities

We are committed to meeting customer demand to shop however, whenever, and wherever they choose. Our omnichannel retail network provides a single view of the customer, no matter where they place their order, whether in-store, online, on-site, or through the contact center. This allows our customers to move from channel to channel with simple and seamless transitions even within the same transaction. For example, for many projects, the majority of our customers conduct research online before making an in-store purchase. For purchases made on Lowes.com, customers may pick up their purchase in-store at the customer service desk, curbside, or from touchless lockers, or have their purchase delivered to their home or business. In addition, flexible fulfillment options are available for in-store purchases and those made through the contact center. Regardless of the channels through which customers choose to engage with us, we strive to provide them with a seamless experience across channels and an extended aisle of products, enabled by our flexible fulfillment capabilities. Our ability to sell products in-store, online, on-site, through one of our branch locations, or through our contact centers speaks to our leverage of our existing infrastructure with the omnichannel capabilities we continue to introduce.

In-Store
Our 1,759 Lowe’s-branded retail home improvement stores and outlet stores are generally open seven days per week and average approximately 112,000 square feet of retail selling space, plus approximately 32,000 square feet of outdoor garden center selling space.  Our retail home improvement stores offer similar products and services, with certain variations based on localization, along with a dedicated team of knowledgeable and friendly frontline associates available to assist our customers. We continue to develop and implement productivity tools, including freight flow optimization and advanced AI customer service tools, to enhance the efficiency of our sales associates and improve the customer experience.  Our 16 Lowe’s Outlet stores have a smaller format and offer value to our customers through incremental savings on discontinued, overstocked, or scratch and dent items.

Online
Through our websites and mobile applications, we seek to empower consumers by providing a 24/7 shopping experience, expanded product assortment, product information, customer ratings and reviews, buying guides, how-to videos, and other information. These tools help consumers make more informed purchasing decisions and give them increased confidence to undertake home improvement projects. We enable customers to choose from a variety of fulfillment options, including buying online and picking up in-store, curbside pick-up, same-day delivery through our gig network, and shipment to their homes or businesses. Further, we also offer digital inspiration, design, and project management tools across multiple home improvement categories.

On-Site
We have on-site specialists available for our customers to assist them in selecting products and services for their projects.  Our Pro sales managers meet with Pro customers at their place of business or on a job site and leverage nearby stores and our distribution network to ensure we meet customer needs for products and resources.  In addition, our In-Home Sales program is available in the majority of our stores to discuss various exterior projects such as windows, doors, and fencing, whose characteristics lend themselves to an in-home consultative sales approach.

Branches
Lowe’s has over 540 branch locations that serve larger Pro customers. Our nationwide branch locations specialize in the delivery and installation of building materials for residential and commercial projects, while providing reliable local service and trusted expertise. Services delivered by these locations include distribution of product to large residential and commercial professionals in both new construction and repair and remodel applications, as well as providing design, distribution and installation services to home builders and property managers.

Contact Centers
Lowe’s operates contact centers utilizing a combination of internal staffing and third-party providers. These contact centers enable an omnichannel customer experience by tendering sales, assisting with order management, coordinating deliveries, managing after-sale installations, and answering general customer questions via phone, mail, e-mail, live chat, and social media.

Our Products

Product Selection
To meet customers’ varying needs, we offer a complete line of products for construction, maintenance, repair, remodeling, and decorating.  We offer home improvement products in the following categories: Appliances, Seasonal & Outdoor Living, Lumber, Lawn & Garden, Hardware, Kitchens & Bath, Building Materials, Rough Plumbing, Paint, Millwork, Tools, Electrical, Flooring, and Décor.  A typical Lowe’s-branded home improvement store stocks approximately 37,000 items, with additional items available through our online selling channel. Our product assortments offered in-store strive to meet the needs of the local market for the Pro and DIY customer. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for historical revenues by product category for each of the last three fiscal years.

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

To efficiently replenish our stores and meet our customers’ expectations for fast fulfillment and delivery, we own and operate more than 120 supply chain facilities in our network. These facilities include regional distribution centers, flatbed distribution centers, import distribution centers, bulk distribution centers, cross-dock terminals, and Fulfillment Centers. Each one of these distribution nodes plays a critical role in our Total Home strategy and collectively enable our products to get to their destination as efficiently as possible.

We continue to modernize our network to unlock our omnichannel capabilities while keeping our organization’s sustainability goals top of mind. Through our market-based delivery model, we have been focused on improving the speed of our delivery capabilities for our customers. Most parcel-eligible items fulfilled by Lowe’s can be ordered by a customer and delivered within two business days. Also, the nationwide expansion of our gig provider network enables same-day delivery of certain products from our stores, and as of fiscal 2025, we have the ability to deliver major appliances next-day to the majority of zip codes in the United States. Customer needs and buying patterns are constantly changing, and our supply chain will continue to evolve to meet their needs. We are building an omnichannel supply chain that positions the right products in the right quantities in the right places, and operates with greater network capacity with better flow management and optimization.

Our Services

Installed Sales
We offer installation services through independent contractors in many of our product categories, with Kitchens & Bath, Flooring, Appliances, Millwork, and Rough Plumbing accounting for the majority of installed sales.  Our installed sales model, which separates selling and project administration tasks, allows our sales associates to focus on project selling, while project managers ensure that the details related to installing the products are efficiently executed.  For certain installations, we simplified the process through our central selling team. This team handles building quotes, answering questions over video or phone call, and providing personalized support to our customers. We are also implementing technology that allows our customers to finalize their installation contract and checkout on lowes.com or mobile application, so they do not need to return to the store. In addition, Lowe’s offers installation services for new home construction and remodeling projects.

Lowe’s Protection Plans
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

Reflecting our commitments, in fiscal 2025 we received several notable employer of choice awards, including being named on the 2025 Disability:IN National Best Places to Work for Disability Inclusion, 2025 Fortune’s World’s Most Admired Companies Specialty Retailer, 2025 Great Place to Work Certified - U.S. and India, 2025 Fair360 Top Companies for Verified Meritocracy and Top Company for High Potentials, a 2025 Military Friendly Employer - Rank Gold, a 2025 VETS Indexes - 5 Star Employer, and a 2025 Best Corporation for Veteran’s Business Enterprises of the Year.

Our People
As of January 30, 2026, Lowe’s employed approximately 167,000 full-time associates and 109,000 part-time associates, primarily in the United States and India. During the spring season, we temporarily expand our workforce by hiring associates in part-time and full-time positions to meet the elevated levels of demand.

We have a proactive associate listening strategy, most notably through our annual engagement survey. In fiscal 2025, more than 90% of our associates participated in our survey, and our people leaders use the feedback to improve our associate experience.

Creating Good Jobs
We have a strong track record of investing in our workforce by offering locally competitive salaries and wages. As of fiscal 2025, our minimum wage starts at $15 per hour, which helps us remain competitive for talent in all of our markets. These investments include incremental wages and share-based compensation for our frontline associates, which included creating many new roles for our associates to grow into as they advance along their career path.

We offer an array of health, welfare, and financial benefits to our full-time and part-time associates, including health care and insurance benefits, retirement plans, an employee stock purchase plan, paid time off, and leave programs, among many others. We have implemented workforce management tools that enable us to offer various scheduling options to our full-time associates to foster an improved experience in balancing their work and life responsibilities. This includes such options as a shortened workweek, consistent shifts, or consecutive days off.

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

Sense of Belonging
We believe that diverse and inclusive teams with a range of perspectives, backgrounds, and experiences, drive stronger ideas, better business results, and deeper connections with the communities we serve. This year, we have focused on strengthening our culture of winning through the launch of the Inclusion Network, offering new ways for associates to engage and grow. As part of this launch, we introduced two mentor programs: the Power Your Growth pilot program for store associates and the Inspire Mentor program designed for corporate associates. Additionally, we achieved a major milestone in our community impact, through completion of more than 2,000 community projects across our four core pillars: safe and affordable housing, skilled trades education, community improvements, and disaster response.

These efforts reflect our commitment to building a workplace and community environment where every associate can contribute, grow, and thrive.

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

Corporate Responsibility

We take our role as a Fortune® 100 retailer seriously by managing our business responsibly, focusing on serving our associates and improving the communities where we live and work. Sustainability objectives are integrated into our business operations, particularly by focusing on the three pillars of our sustainability strategy: our people and communities, product sustainability, and operational excellence, which includes reducing the environmental footprint of our operations, which we believe will help drive long-term shareholder value.

Investing in our Communities

Lowe’s is committed to supporting the communities we serve, which is reflected through our philanthropic efforts. Through our community impact programs, nonprofit partnerships and associate volunteer efforts, Lowe’s has continued to revitalize neighborhoods, improve essential community spaces and support natural disaster relief and recovery efforts. Our efforts maintain a special focus on veterans, active-duty military, and first responders. Additionally, since awarding its first Gable Grants in 2023, the Lowe’s Foundation has invested over $50 million to help solve the critical skilled trades workforce shortage through a growing network of community colleges and nonprofits in rural and urban communities.

Product Sustainability

We are committed to promoting sustainable practices throughout our supply chain and providing customers with high quality, safe and more efficient products. Our product selection process begins with our responsible sourcing decisions and ongoing supplier engagement. Through collaboration and established management systems, we monitor our suppliers’ practices to secure high-quality products from suppliers who support worker rights and protect the environment. Lowe’s human rights policy supports the fundamental principles of human rights, as defined by the “Universal Declaration of Human Rights.” We continue to hold all suppliers to our rigorous standards through our human rights policy, our conflict minerals policy, and our Vendor Code of Conduct, which includes enhanced environmental standards.

In addition, we have a wood sourcing policy with principles that we expect our vendors to follow, including no illegal logging; no deforestation; no sourcing of endangered species; the protection and preservation of biodiversity; and undergoing and securing Free, Prior and Informed Consent, as defined by the United Nations, wherever applicable. The policy applies risk-based approach that categorizes sourcing risk levels by country, identifies appropriate monitoring practices and includes a new forestry grievance process to share concerns.
We are dedicated to empowering our customers to lead more sustainable lives while minimizing the environmental footprint of our products. We continue to expand our offering of independently certified products that have validated environmental claims, preserve and protect natural resources, and help customers reduce energy and water consumption. These products help customers save money and lower operating costs over time while supporting more efficient use of resources. We work with local and regional utilities to offer customers assorted rebates for a variety of efficient products including ENERGY STAR® and WaterSense®.

Reducing Our Environmental Footprint

We are committed to mitigating climate change by reducing the environmental impact of our operations and supply chain through targeted investments in energy efficiency, renewable energy, environmentally friendly transportation practices, and innovative water and waste management systems.

Greenhouse Gas (GHG) Emissions
In 2025, Lowe’s continued to make progress toward achieving net-zero emissions across the Company’s scope 1, 2, and 3 GHG emissions by 2050. That plan includes interim emissions targets for 2030: decreasing our scope 1 and 2 emissions by 42% and reducing scope 3 emissions by 25% below 2021 levels. We report our progress annually in Lowe’s Corporate Responsibility Report, to the Carbon Disclosure Project (CDP), and via lowes.com/net-zero. The contents of these reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (SEC).

To reach these targets, Lowe’s continues to focus on increasing operational efficiency and reducing emissions across Lowe's value chain. We are making further investments in energy efficiency and renewable energy within our operations, while exploring emerging technologies to reduce emissions associated with our vehicle fleet and facilities. Over the past three years, we have invested more than $400 million across multiple projects, including replacing stores’ aging HVAC units with high efficiency models, installing and updating building management systems, deploying material handling automation such as pallet grinders, and completing indoor LED lighting upgrades.

As a global home improvement retailer, Lowe’s engages suppliers on the importance of measuring and reporting emissions through the CDP. Lowe’s was recently recognized as a Supplier Engagement Leader for our outstanding work in 2025. This engagement supports supplier efforts to identify efficiency opportunities, adopt renewable energy and implement lower-carbon solutions.

Procuring renewable energy is another lever to reduce our emissions footprint, and in 2025, we continued to advance a pipeline of both onsite and offsite renewable energy projects. Lowe’s is a member of the Clean Energy Buyers Association to evaluate emerging renewable energy opportunities and technologies, including community solar and power purchase agreements, and continues to implement on-site solar generation across our stores and supply chain network.

We collaborate with the Environmental Protection Agency’s (EPA) SmartWay program to reduce transportation emissions by managing and reducing fuel usage through incentives for freight contractors to improve efficiency. Lowe’s leverages SmartWay data to enhance visibility into scope 3 emissions associated with our U.S. transportation footprint.

Waste
We partner with suppliers to improve recycling and waste diversion, develop regional waste management processes, measure waste streams, and conduct waste audits. At a local level, store waste, including cardboard, broken appliances, and wood pallets, is recycled through national and regional partners. We continue to educate customers and encourage proper recycling of product packaging through our collaboration with How2Recycle®. As recycling infrastructure and technology continues to evolve, we evaluate opportunities to improve waste diversion and support circular economy solutions where feasible.

Water
While our water consumption is modest compared with other industries, we continue to focus on reducing water consumption within our operations. We use smart irrigation controllers at most stores and deploy leak detection technology to identify and address leaks promptly. We also maintain protocols for the handling and disposal of chemicals to help prevent release into local waterways.

Corporate Responsibility Reporting

Lowe’s participates in the CDP’s climate change, forests and water security questionnaires to benchmark environmental practices and provide transparency on progress. Lowe’s continues to externally verify its scope 1 and 2 GHG emissions, as well as scope 3 Use of Sold Product emissions and water usage data to increase confidence in reporting. Our annual Corporate Responsibility Report is guided by the Sustainable Accounting Standards Board, the Global Reporting Initiative, and the U.N. Sustainable Development Goals, and we publish a Task Force on Climate-related Financial Disclosures report to assess climate-related risks and opportunities.

Additional information regarding our activities related to our human capital strategy, as well as our workforce diversity data, latest community improvement projects, and sustainability efforts can be found in our Corporate Responsibility Report and Impact and Culture Report, which are published annually and can be found on our website at responsibility.lowes.com. The contents of these reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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
The home improvement retail environment, like the retail environment generally, is rapidly evolving, and adapting our business concept to respond to our customers’ changing shopping habits and demands and their changing demographics is critical to our future success. Our success is dependent on our ability to identify and respond to the economic, social, style, and other trends that affect demographic and consumer preferences in a variety of our merchandise categories and service offerings, as well as consumer spending. Customers’ needs and expectations about how they wish to research, purchase, and receive products and services have also evolved. It is difficult to predict the mix of products and services that our customers will demand. As our customers expect a more personalized experience, our ability to offer more localized assortments of our merchandise to appeal to local tastes within each customer group is important to our ability to effectively meet customer needs and expectations. Our Pro customers also expect more capabilities such as appropriate product assortment, strong sales support, and competitive credit options. Customers also have evolving preferences and expectations related to the sustainability of our products and operations. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.

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
Our interactions with customers have evolved into an omnichannel experience as they use computers, tablets, mobile phones, other electronic devices to shop in our stores and online and provide feedback and public commentary on social media platforms about all aspects of our business. Omnichannel and digital retail is quickly evolving, and we must anticipate and meet our customers’ expectations and counteract new developments and technology investments by our competitors. Our customer-facing technology systems must appeal to our customers, function as designed, and provide a consistent customer experience. We also need to collect, use, and share relevant customer data to effectively meet customer expectations of a more personalized experience. Our ability to collect, use, and share such data is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security, as well as the change of third-party policies restricting data collection, use, and sharing.

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

Our ability to meet our labor needs, particularly in a competitive labor market, while controlling our costs is subject to a variety of external factors, including wage rates, the availability of and competition for talent, health care and other benefit costs, our brand image and reputation, changing demographics and the adoption of new or revised legislation or regulations governing immigration, employment, labor relations, minimum wage, health care benefits, and family and medical leave. We are subject to upward pressure on associate wages and employer-provided benefits, which in turn increases labor costs. Additionally, many associates are in entry-level or part-time roles with historically higher turnover rates, which leads to increased training and retention costs. A limited number of our employees at FBM are represented by labor unions, and we are also subject to labor organizing efforts from time to time. If successful, those organizing efforts may affect how we operate our business. Our response to any organizing efforts could be perceived negatively and harm our business and reputation. In addition to our United States operations, we have support offices in India and China, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our business and results of operations.

Positively and effectively managing our public image and reputation is critical to our business success, and, if our public image and reputation are damaged, it could negatively impact our relationships with our customers, vendors, associates, and shareholders, and consequently, our business and results of operations.
Our public image and reputation are critical to ensuring that our customers shop at Lowe’s, our vendors want to do business with Lowe’s, and our associates want to work for Lowe’s. We must continue to manage, preserve, and grow Lowe’s public image and reputation. Lowe’s actual or perceived position or lack of position on social, environmental, political, public policy, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation. In addition, failure to meet our stated environmental and social objectives, and consumer, shareholder, and other stakeholder concerns about our environmental and social practices are potential sources of reputational risk. Vendors and others with whom we do business may affect our reputation. Any negative incident can erode trust and confidence quickly, and adverse publicity about us could damage our reputation and brand image, undermine our customers’ confidence, reduce demand for our products and services, affect our relationships with current and future vendors, impact our results of operations, affect our ability to recruit, retain, and engage our associates, and attract regulatory scrutiny. Collaborations with social media content creators, professional athletes, celebrities, and public personalities may also expose us to brand and reputational risks. The significant expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such negative incidents. We have been, and in the future may be, subject to criticism in the media and negative social media campaigns related to certain initiatives, including those related to diversity and inclusion, and changes in those initiatives. Widespread dissemination of such criticism at times may adversely impact our relationships with our associates, customers, shareholders, and other stakeholders. In addition, the use of social media platforms and other technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other actions that could have an adverse effect.

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
Product and service quality issues could result in a negative impact on customer confidence in Lowe’s and our brand image. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial, and reputational risks. As a result, Lowe’s reputation as a retailer of high-quality products and services, including both national and Lowe’s private brands, could suffer and impact customer loyalty and trust. Additionally, we and our customers have expectations on responsible sourcing and compliance with applicable laws and regulations. Under our Vendor Code of Conduct, our vendors are required to meet our expectations across multiple areas of compliance, including health and safety, environmental standards, compensation, hours of work, and prohibitions on child and forced labor. Where appropriate, we request that our vendors provide additional documentation proving their compliance in these areas. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase. Actual, potential, or perceived product safety concerns or vendor non-compliance exposes us to litigation, as well as government enforcement action, and could, and in certain instances in the past has, resulted in costly product recalls, the inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions, and other liabilities.

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

We source, both directly and indirectly, a portion of the products we sell from foreign manufacturers, with China and Mexico being the dominant import sources. Tax and trade policies, tariffs, and other regulations affecting trade between the United States and other countries, such as China and Mexico, increase the cost of our merchandise sourced from outside of the United States, which represents a large percentage of our private branded and national brand merchandise. It remains unclear how tax or trade policies, tariffs, customs actions, or trade relations may evolve in the future, which could adversely affect our business, results of operations, effective income tax rate, liquidity, and net income. In addition, other countries have responded by changing their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future. Complications in the free movement of goods in North America, an escalation of tariff activity elsewhere in the world or changes to existing free trade agreements, like the United States-Mexico-Canada Agreement (USMCA), could adversely impact our financial results. Increased import tariffs and other changes in trade policy could also impact consumer demand for the products we sell. In addition to the potential direct impacts of increased tariff activity, longer term macroeconomic consequences could result, including slower growth, inflation, and higher interest rates. The degree of our exposure is dependent on, among other things, the type of goods, rates imposed, and timing of tariffs. The impact to our business, including net sales and gross margin, will be influenced in part by merchandising and pricing strategies in response to potential cost impacts by us and our competitors. While these potential impacts are uncertain, they could have an adverse impact on our financial results.

Financial instability among key vendors, political instability, geopolitical or armed conflicts, and labor unrest in source countries or elsewhere in our supply chain, changes in the total costs in our supply chain (including fuel), labor costs or labor shortages among our vendors, port labor disputes and security, the outbreak of pandemics, weather-related events, natural disasters, work stoppages or slowdowns, government shutdowns, shipping capacity restraints, shipping delays and disruptions, changes in trade policy, retaliatory trade restrictions imposed by either the United States or a major source country, tariffs or duties, customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions, fluctuations in transport availability, capacity, and costs are beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. In recent years, U.S. ports have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters.

Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, we experience delays in inventory, increased delivery costs, or merchandise out-of-stocks that could lead to lost sales, decreased customer confidence, and adversely affect our results of operations and business performance.

The execution of initiatives to transform our supply chain network could disrupt our operations in the near term, and these investments might not provide the anticipated benefits.
We continue to transform and expand our supply chain network and existing omnichannel capabilities to meet changing customer needs and expectations. These investments are designed to promote greater network capacity and better flow management and optimization while leveraging a market delivery model. Failure to choose the right investments and implement them in the right manner and at the right pace could disrupt our operations. If we are unable to effectively manage the volume, timing, nature, location, and cost of these investments, projects, and changes, our business operations and financial results could be materially and adversely affected. The cost and potential problems, defects of design, and interruptions associated with the implementation of these initiatives, including those associated with implementing new technologies, restructuring support systems and processes, securing appropriate facility locations, addressing impacts on inventory levels, and managing third-party service providers, could disrupt or reduce the efficiency of our operations and impact our profitability. Our investments to enhance and expand our supply chain might not provide the anticipated benefits, or might take longer than expected to complete or realize anticipated benefits, or might fail altogether, each of which could adversely impact our competitive position and our financial condition, results of operations, or cash flows.

Our inability to effectively and efficiently manage and maintain our relationships with selected suppliers of both national brand and private branded products could negatively impact our business operations and financial results.
We form strategic relationships, some of which are exclusive, with selected suppliers to market and develop products under a variety of recognized and respected national brand names. We also have relationships with certain suppliers to enable us to sell private branded products which differentiate us from other retailers. The inability to effectively and efficiently manage and maintain our relationships with these suppliers could negatively impact our business operations and financial results. The business practices of these suppliers could be associated with us and heighten risks to our brand.

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
We contract with third-party installers to provide installation services to our customers, and, as the general contractor, we are subject to regulatory requirements and risks applicable to general contractors, including certain licensing and permitting requirements, and those relating to the quality and performance of our third-party installers. We have been involved in investigations by one or more government agencies relating to our compliance with applicable laws and regulations, including an investigation with respect to whether we are in compliance with applicable recordkeeping requirements and lead-safe practices. Any adverse result following such investigations could negatively affect our operations. The qualification processes and background checks we utilize when engaging third-party installers may not reveal all potentially relevant information, including accurate worker authorization information and criminal history. In addition, failures by us or our third-party installers to effectively manage such requirements and internal processes regarding installation services have, from time to time, resulted in, and in the future could result in lost sales, fines, and lawsuits, as well as damage to our reputation, and may result in the loss of our general contractor licenses, which could negatively affect our business.

Technology and Cybersecurity Risks

Our financial performance could be adversely affected if our information systems or the information systems of third-party vendors are seriously disrupted or we fail to properly maintain, improve, upgrade, and expand those systems and infrastructure.
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

Additionally, we continually make investments in our systems which may introduce disruption. In particular, the Company is undergoing a multi-year technology transformation which includes updating and modernizing our distribution and replenishment systems, as well as certain accounting and finance systems. We may not be able to achieve the anticipated benefits of these investments and may experience operational challenges such as delays or errors in implementation, security failures such as loss or corruption of data, reputational harm, increased costs and other significant disruptions. Our financial performance could be adversely affected if our information systems are seriously disrupted or we fail to properly maintain, improve, upgrade, and expand those systems.

The failure of customer-facing technology systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Access to the Internet from computers, tablets, smartphones and other mobile devices has changed the way customers shop and interact with us. Our websites, primarily Lowes.com, and our mobile applications are important sales channels and sources of information that influence both online and in-store sales. We leverage other affiliated websites and mobile apps through which we seek to inspire, inform, cross-sell, establish online communities among, and otherwise interact with, our customers, including through online visualization and configuration tools. Performance issues with these customer-facing technology systems, including systems failures or interruptions, defects, capacity constraints, human error, natural disasters, power loss, failures by third parties, and cybersecurity threats such as distributed denial of service attacks, ransomware, phishing and other attempts to gain unauthorized access to or disrupt systems or data, or a complete failure of one or more of them without a disaster recovery plan that can be quickly implemented, could quickly destroy the positive benefits they provide to our home improvement business and negatively affect our customers’ perceptions of Lowe’s as a reliable online vendor and source of information about home improvement products and services.

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
We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, trade credit, mobile and electronic payments, digital wallets, gift cards, cash, consumer invoicing and physical bank checks, buy now pay later, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. Additionally, we rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards, promotional financing, and other forms of electronic payment, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. National outages with our third-party credit and debit processor have resulted in lost sales and declined transactions after purchases. Future occurrences of such failures in third party systems are difficult to predict and may adversely affect our operations in unexpected ways.

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
We regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, such as FBM and ADG in 2025, with the expectation that these transactions will result in increases in sales, cost savings, synergies, and other various benefits. Our ability to deliver the expected benefits from any strategic transaction is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity, and complexity of our operations. Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Additionally, we have recognized material impairments in the past and may do so in the future, including in connection with assets we have acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, which have and may in the future materially reduce our earnings. Our shareholders may react unfavorably to our strategic transactions and strategic transactions may also be subject to regulatory uncertainty due to the changing enforcement landscape. We may not realize the anticipated benefits from such transactions, we may be exposed to additional liabilities of any acquired business or joint venture, and we may be exposed to litigation in connection with the strategic transaction. Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

Legal, Regulatory and Other External Risks

Our sales are dependent upon the health and stability of the general economy. Adverse changes in macroeconomic factors specific to the home improvement industry have in the past and may in the future negatively impact the rate of growth of our total sales and comparable sales.
Many macroeconomic factors have in the past and may in the future adversely affect our financial performance. These include, but are not limited to, periods of slow economic growth or recession, home price appreciation or decreasing housing turnover, age of housing stock, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing to Lowe’s and its customers, slower rates of growth in real disposable personal income that could affect the rate of growth in consumer spending, inflation and its impacts on discretionary spending and on our costs, shortages, and other disruptions in the labor supply, the impact of rising interest rates, consumer debt levels, changes in tax rates and policy, outbreak of pandemics, fluctuations in fuel and energy costs, inflation or deflation of commodity prices, natural disasters, geopolitical or armed conflicts, and acts of both domestic and international terrorism. Additionally, in fiscal 2025, we continued to operate in an environment with inflationary pressures and affordability concerns, which has adversely impacted consumer discretionary spending. If cost inflation of merchandise increases beyond our ability to control or respond effectively, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand. Sales of many of our product categories and services are driven by the activity level of home improvement projects. Adverse development in these factors could result in a decrease in home improvement activity which could reduce demand for our products and services.

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

Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new international, federal, state or local laws and regulations.
Our business is subject to a wide array of international, federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state, and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic, or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage requirements, collective bargaining, the classification of exempt and non-exempt employees, the distinction between employees and contractors, other wage, labor or workplace regulations, health care, data privacy and cybersecurity, the sale and pricing of some of our products, transportation, logistics, international trade, responsible sourcing, supply chain transparency, taxes, unclaimed property, sustainability, the environment and climate change, including energy costs and consumption, could increase our costs of doing business or impact our operations. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to reputational and legal risks, including government enforcement action and class action civil litigation, which could adversely affect our business, financial condition, and results of operations.

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
We rely on cash flows from operations, as well as continued access to capital markets on both a short-term and long-term basis, as needed, to fund our operations, make strategic investments to support long-term growth, such as the acquisitions of FBM and ADG, return excess cash to shareholders in the form of dividends and share repurchases, and repay debt maturities as they become due. Our access to capital markets depends on our strong credit ratings, the overall condition of such capital markets, our operating performance and reputation with potential lenders. If rating agencies lower or place our credit ratings on a credit watch, or if we experience a deterioration of certain financial ratios, it could adversely affect our ability to access the public debt markets and our cost of funds. Each of the credit rating agencies reviews its ratings periodically, and there is no guarantee that our current credit ratings will remain the same. Disruption in the financial markets, including as a result of rising interest rates, bank and private credit failures or other macroeconomic conditions, or an erosion of our credit strength or declines on our credit rating could impact negatively our ability to meet capital requirements or fund working capital needs. If we are unable to access the public debt markets, we may be required to find other sources of capital, which may result in increased borrowing costs and restrict our ability to operate.

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

As part of our focus on the use of AI technology in our business, we developed an AI cybersecurity strategy designed to enable the building of secure and reliable AI systems while also managing ethical, legal, cyber, data privacy, and other technology risks. The Company also established an AI Governance Committee, which is composed of leaders across a variety of business, technology, and support functions, to oversee and approve ongoing enhancements to our AI governance framework.

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

•We employ operational and technical measures to embed policy-driven security controls across key information security domains, including identity and access management, network security, and data protection.

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

Item 2 - Properties

As of January 30, 2026, our retail properties consisted of 1,759 stores and outlets in the United States with a total of approximately 196 million square feet of selling space.  A summary of our retail stores is as follows:

State	Stores	State	Stores
Alabama	39	Montana	5
Alaska	5	Nebraska	5
Arizona	33	Nevada	17
Arkansas	21	New Hampshire	13
California	112	New Jersey	40
Colorado	29	New Mexico	14
Connecticut	17	New York	70
Delaware	10	North Carolina	116
District of Columbia	1	North Dakota	3
Florida	132	Ohio	84
Georgia	65	Oklahoma	29
Hawaii	4	Oregon	14
Idaho	8	Pennsylvania	83
Illinois	37	Rhode Island	5
Indiana	43	South Carolina	52
Iowa	11	South Dakota	3
Kansas	12	Tennessee	60
Kentucky	42	Texas	151
Louisiana	30	Utah	17
Maine	11	Vermont	2
Maryland	30	Virginia	69
Massachusetts	27	Washington	35
Michigan	45	West Virginia	18
Minnesota	10	Wisconsin	8
Mississippi	24	Wyoming	1
Missouri	47	Total	1,759

Of the total retail stores operating as of January 30, 2026, approximately 89% are owned, which includes stores on leased land, with the remainder being leased from third parties.  We also operate several facilities to support distribution and fulfillment, as well as data centers, branch locations, and various support offices.  Our executive offices are located in Mooresville, North Carolina.

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

Name	Age	Title
Marvin R. Ellison	61	Chairman, President and Chief Executive Officer since May 2021; President and Chief Executive Officer, July 2018 – May 2021; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc. (a department store retailer), 2016 – May 2018; Chief Executive Officer, J.C. Penney Company, Inc., 2015 – 2016; President, J.C. Penney Company, Inc., 2014 – 2015; Executive Vice President – U.S. Stores, The Home Depot, Inc. (a home improvement retailer) 2008 – 2014.

William P. Boltz	63	Executive Vice President, Merchandising since August 2018; President and CEO, Chervon North America (a global power tool supplier), 2015 – 2018; President and owner of The Boltz Group, LLC (a retail consulting firm), 2013 – 2015; Senior Vice President, Merchandising, The Home Depot, Inc. (a home improvement retailer), 2010 – 2012; Vice President, Merchandising, The Home Depot, Inc., 2006 – 2010.

Janice M. Dupré	61	Executive Vice President, Human Resources since June 2020; Senior Vice President, Talent Management & Diversity and Global Chief Diversity Officer, January 2020 – June 2020; Vice President, Leadership Development and Global Chief Diversity Officer, November 2017 – January 2020; Vice President of Diversity & Inclusion and Chief Diversity Officer, McKesson Corporation (a healthcare company), June 2015 – October 2017.

Seemantini Godbole	56	Executive Vice President, Chief Digital and Information Officer since September 2022; Executive Vice President, Chief Information Officer, November 2018 – September 2022; Senior Vice President, Digital and Marketing Technology, Target Corporation (a department store retailer), January 2017 – November 2018; Vice President, Digital and Marketing Technology, Target Corporation, 2013 – December 2016.

Joseph M. McFarland III	56	Executive Vice President, Stores since August 2018; Executive Vice President, Chief Customer Officer, J.C. Penney Company, Inc. (a department store retailer), March 2018 – August 2018; Executive Vice President, Stores, J.C. Penney Company, Inc., 2016 – March 2018; Divisional President, The Home Depot, Inc. (a home improvement retailer), 2007 – 2015.

Juliette W. Pryor	61	Executive Vice President, Chief Legal Officer and Corporate Secretary since March 2024; Executive Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary, May 2023 – March 2024; Executive Vice President, General Counsel and Corporate Secretary, Albertsons Companies, Inc. (a food and drug retail company), June 2020 – May 2023; Senior Vice President, General Counsel and Corporate Secretary, Cox Enterprises, Inc. (a multi-industry communications and automotive services company), October 2016 – June 2020; Executive Vice President, General Counsel and Chief Compliance Officer, US Foods, Inc. (a food service distribution company), February 2009 – October 2016.

Brandon J. Sink	48	Executive Vice President, Chief Financial Officer since April 2022; Senior Vice President, Retail Finance, March 2021 – April 2022; Vice President, Merchandising Finance, June 2019 – March 2021; Vice President, Enterprise Strategy, August 2018 – June 2019; Vice President, Finance, September 2016 – August 2018; Vice President, Corporate Controller, July 2015 – September 2016.

Margrethe R. Vagell	48	Executive Vice President, Supply Chain since March 2024; Senior Vice President, Supply Chain, January 2024 – March 2024; Senior Vice President, General Merchandising Manager, June 2019 – January 2024; Senior Vice President, Store Merchandising, September 2018 – June 2019; Vice President, Chief Customer Officer Operations, July 2017 – September 2018; Vice President, Enterprise Analytics, November 2015 – July 2017; Vice President, Pricing and Promotions, October 2014 – November 2015.

Quonta D. Vance	52	Executive Vice President, Pro and Home Services since June 2023; Senior Vice President, Transportation and Final Mile, November 2022 – June 2023; Senior Vice President, General Merchandising Manager, January 2021 – November 2022; Division President, May 2019 – January 2021; Regional Vice President, The Home Depot, Inc. (a home improvement retailer), February 2001 – May 2018.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lowe’s common stock is traded on the New York Stock Exchange (NYSE). The ticker symbol for Lowe’s is “LOW”.  As of March 19, 2026, there were 19,110 holders of record of Lowe’s common stock.

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

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the S&P 500 Index (S&P 500) and the S&P Retailing Industry Group Index (S&P Retail Index).  The graph assumes $100 invested on January 29, 2021, in the Company’s common stock and each of the indices.

	1/29/2021	1/28/2022	2/3/2023	2/2/2024	1/31/2025	1/30/2026
Lowe’s	$100.00	$142.82	$133.91	$138.95	$167.67	$175.63
S&P 500	100.00	120.99	114.80	139.85	172.66	200.84
S&P Retail Index	100.00	105.90	89.60	123.16	161.20	164.12

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock made during the fourth quarter of fiscal 2025:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2,3]
November 1, 2025 - November 28, 2025	175	$235.09	—	$10,786,142,988
November 29, 2025 - January 2, 2026	954	248.60	—	10,786,142,988
January 3, 2026 - January 30, 2026	387	274.27	—	10,786,142,988
As of January 30, 2026	1,516	$253.59	—	$10,786,142,988
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

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the two-year period ended January 30, 2026 (our fiscal years 2025 and 2024). Unless otherwise noted, all references herein for the years 2025, 2024, and 2023 represent the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, respectively.  We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America.  This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our annual financial results:

(in millions, except per share data)	2025	2024	2023
Net sales	$86,286	$83,674	$86,377
Net earnings	6,654	6,957	7,726

Diluted earnings per share	$11.85	$12.23	$13.20

Net cash provided by operating activities	$9,864	$9,625	$8,140
Capital expenditures	2,213	1,927	1,964
Repurchases of common stock[1]	75	3,929	6,334
Cash dividend payments	2,636	2,566	2,531
1    Repurchases of common stock on a trade-date basis.

Net sales for fiscal 2025 increased 3.1% from fiscal 2024 to $86.3 billion. Comparable sales for fiscal 2025 increased 0.2%, consisting of a 3.0% increase in comparable average ticket, partially offset by a 2.8% decrease in comparable customer transactions. Net earnings for fiscal 2025 decreased 4.4% to $6.7 billion. Diluted earnings per common share decreased 3.1% in fiscal 2025 to $11.85 from $12.23 in fiscal 2024. Included in fiscal 2025 results are pre-tax expenses of $321 million consisting of transaction costs and intangible asset amortization related to the acquisition of ADG and FBM, which decreased diluted earnings per share by $0.43 in fiscal year 2025. Included in the fiscal 2024 results is $177 million of pre-tax income associated with the fiscal 2022 sale of the Canadian retail business, which increased diluted earnings per share by $0.24 in fiscal year 2024. Adjusting for these items, adjusted diluted earnings per common share increased 2.4% to $12.28 in 2025 from adjusted diluted earnings per common share of $11.99 in 2024 (see the non-GAAP financial measures discussion).

For fiscal 2025, cash flows from operating activities were $9.9 billion, with $2.2 billion used for capital expenditures. Continuing to deliver on our commitment to return excess cash to shareholders, the Company paid $2.6 billion in dividends during the year.

During 2025, we continued to drive progress across all five key initiatives of our Total Home strategy, which was reflected in the strength we delivered with our Pro customers, online, and home services. Our Total Home strategic initiatives have appealed to both the value-conscious homeowner and the busy Pro customer.

To expand our Pro customer market, we completed the acquisitions of FBM and ADG. We believe these acquisitions, along with our retail home improvement business, provide the large Pro customer with everything they need for the interior space of the home and position the Company to benefit when there is a recovery in the housing industry.

In addition, we continued to deliver on our Perpetual Productivity Improvement (PPI) initiatives, including completing the rollout of our front-end transformation across our store portfolio, streamlining our Freight Flow process, and driving inventory productivity while also navigating dynamic trade policies and tariffs.

Given the persistent volatility in the housing macro environment, heading into 2026 we continue our focus on our PPI initiatives and managing what is within our control. We are pleased with our current track record of disciplined execution and are confident we are making the right investments to continue to deliver long-term sales growth and sustainable shareholder value.

OPERATIONS

The following table sets forth the percentage relationship to net sales of each line item of the consolidated statements of earnings.  This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

				Basis Point Increase/(Decrease) in Percentage of Net Sales
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	100.00%	100.00%	100.00%
Gross margin	33.48	33.32	33.39	16	(7)
Expenses:
Selling, general and administrative	19.46	18.74	18.02	72	72
Depreciation and amortization	2.25	2.07	1.99	18	8
Operating income	11.77	12.51	13.38	(74)	(87)
Interest – net	1.63	1.57	1.60	6	(3)
Pre-tax earnings	10.14	10.94	11.78	(80)	(84)
Income tax provision	2.43	2.63	2.83	(20)	(20)
Net earnings	7.71%	8.31%	8.95%	(60)	(64)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

Other Metrics	2025	2024	2023
Comparable sales increase/(decrease)[1]	0.2%	(2.7)%	(4.7)%
Customer transactions (in millions)[2,3]	780	801	827
Average ticket[3]	$106.13	$102.93	$102.47
At end of year:
Number of retail stores	1,759	1,748	1,746
Sales floor square feet (in millions)	196	195	195
Average retail store size selling square feet (in thousands)[4]	112	112	112
Net earnings to average debt and shareholders’ deficit	22.1%	27.5%	31.6%
Return on invested capital[5]	26.1%	32.0%	36.4%
1     A comparable location is a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation.  The relocated location must then remain open longer than 13 months to be considered comparable.  A location we have decided to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales include online sales, which positively impacted comparable sales in fiscal 2025, fiscal 2024, and fiscal 2023 by approximately 105 basis points, 50 basis points, and 25 basis points, respectively. Acquisitions are typically included in comparable sales after they have been owned for more than 12 months.
2    In the first quarter of fiscal 2025, the Company adjusted its customer transactions metric to exclude certain order modifications which were previously included as a separate transaction. The prior year periods have been adjusted to align with the current period presentation.
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

Fiscal 2025 Compared to Fiscal 2024

Net Sales – Net sales increased 3.1% to $86.3 billion in fiscal 2025, driven by sales associated with new acquisitions during the year, and an increase in comparable sales of 0.2% over the same period. The increase in comparable sales was driven by a 3.0% increase in comparable average ticket, partially offset by a decline in comparable customer transactions of 2.8%. Comparable sales change during each quarter of the fiscal year, as reported, were a decline of 1.7% in the first quarter, an increase of 1.1% in the second quarter, an increase of 0.4% in the third quarter, and an increase of 1.3% in the fourth quarter.

During fiscal 2025, we had comparable sales increases in five of 14 product categories, including Rough Plumbing, Appliances, Building Materials, Lawn & Garden, and Paint. Strength in these categories reflects continued growth with our Pro customer and online, as well as our broad assortment of appliances available next-day to our customers in the majority of zip codes in the United States.

Gross Margin – Gross margin as a percentage of sales for fiscal 2025 increased 16 basis points compared to fiscal 2024. The gross margin increase for the year was primarily driven by favorability from credit revenue and improvements in inventory shrink, partially offset by the operational cost structure of acquisitions during 2025.

SG&A – SG&A expense for fiscal 2025 deleveraged 72 basis points as a percentage of sales compared to fiscal 2024. This was primarily driven by employee compensation and benefits, along with cycling prior year realized gains on contingent consideration associated with the 2022 sale of the Canadian retail business, partially offset by the operational cost structure of acquisitions during 2025.

Depreciation and Amortization – Depreciation and amortization expense deleveraged 18 basis points for fiscal 2025 as a percentage of sales compared to fiscal 2024, primarily due to amortization of intangible assets of acquired businesses in 2025.

Interest – Net – Net interest expense is comprised of the following:

(In millions)	2025	2024
Interest expense, net of amount capitalized	$1,471	$1,445
Amortization of original issue discount and loan costs	25	24
Interest on tax uncertainties	3	3
Interest income	(121)	(159)
Other	28	—
Interest – net	$1,406	$1,313

Net interest expense in fiscal 2025 deleveraged six basis points.

Income Tax Provision – Our effective income tax rate was 23.9% in fiscal 2025 compared to 24.0% in fiscal 2024.

Fiscal 2024 Compared to Fiscal 2023

For a comparison of our results of operations, financial condition, liquidity, and capital resources for the fiscal years ended January 31, 2025, and February 2, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 24, 2025.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in understanding the comparison of operational performance for fiscal 2025 and fiscal 2024. Adjusted diluted earnings per share excludes the impact of certain items, further described below, not contemplated in the Company’s business outlook for fiscal 2025 and fiscal 2024.

Fiscal 2025 Impacts

•In fiscal 2025, the Company recognized pre-tax expenses of $321 million consisting of transaction costs and intangible asset amortization related to the acquisitions of Artisan Design Group and Foundation Building Materials (Acquisition of businesses).

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

	2025			2024
	Pre-Tax Earnings	Tax[1]	Net Earnings	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$11.85			$12.23
Non-GAAP adjustments – per share impacts
Acquisition of businesses	0.57	(0.14)	0.43	—	—	—
Canadian retail business transaction	—	—	—	(0.31)	0.07	(0.24)
Adjusted diluted earnings per share			$12.28			$11.99
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

(In millions, except percentage data)	2025	2024	2023
Calculation of Return on Invested Capital
Numerator
Net earnings	$6,654	$6,957	$7,726
Plus:
Interest expense – net	1,406	1,314	1,382
Operating lease interest	179	173	157
Provision for income taxes	2,093	2,196	2,449
Lease adjusted net operating profit	10,332	10,640	11,714
Less:
Income tax adjustment[1]	2,473	2,552	2,819
Lease adjusted net operating profit after tax	$7,859	$8,088	$8,895

Denominator
Average debt and shareholders’ deficit[2]	$30,104	$25,270	$24,418
Net earnings to average debt and shareholders’ deficit	22.1%	27.5%	31.6%
Return on invested capital	26.1%	32.0%	36.4%
1    Income tax adjustment is defined as net operating profit multiplied by the effective tax rate, which was 23.9%, 24.0%, and 24.1% for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return cash to shareholders in the form of dividends, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of January 30, 2026, we held $1.0 billion of cash and cash equivalents, as well as $5.0 billion in undrawn capacity on our Revolving Credit Facilities.

As of January 30, 2026, our material contractual obligations and commercial commitments consist of leases, long-term debt, purchase obligations, and letters of credit. See Note 7, Note 8, and Note 15 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report for amounts outstanding related to leases, long-term debt, and commitments, respectively, as of January 30, 2026.

Cash Flows Provided by Operating Activities

(In millions)	2025	2024
Net cash provided by operating activities	$9,864	$9,625

Cash flows from operating activities continued to provide the primary source of our liquidity.  The increase in net cash provided by operating activities for the year ended January 30, 2026, compared to the year ended January 31, 2025, was primarily driven by changes in merchandise inventory due to inventory optimization efforts during the year, partially offset by lower net earnings and the timing of income tax payments which were previously deferred under the income tax relief announced by the IRS for businesses impacted by Hurricane Helene.

Cash Flows Used in Investing Activities

(In millions)	2025	2024
Net cash used in investing activities	$(12,264)	$(1,738)

Net cash used in investing activities is primarily driven by our acquisitions of ADG and FBM, which used $10.1 billion in fiscal year 2025, in addition to transactions related to capital expenditures.

Capital expenditures

Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $2.2 billion in fiscal 2025 and $1.9 billion in fiscal 2024.

For fiscal 2026, our guidance for capital expenditures is approximately $2.5 billion. We may adjust our capital expenditures, if necessary or appropriate, to support our operations, to enhance long-term strategic positioning, or in response to the economic environment.

Cash Flows Provided by/Used in Financing Activities

(In millions)	2025	2024
Net cash provided by/(used in) financing activities	$1,621	$(7,047)

Net cash provided by/(used in) financing activities primarily consists of transactions related to our debt, share repurchases, and cash dividend payments.

Total Debt

During fiscal 2025, the Company issued $5.0 billion of unsecured notes. In addition, the Company entered into a $2.0 billion unsecured term loan credit agreement (2025 Term Loan) which has a maturity date of October 2028. The proceeds from the unsecured notes and the 2025 Term Loan were designated to finance, in part, our acquisition of FBM. We also repaid $2.5 billion and $450 million in senior notes at maturity in fiscal 2025 and fiscal 2024, respectively.

In fiscal 2025, we entered into a $2.0 billion five-year unsecured credit agreement (2025 Credit Agreement), which has a maturity of September 2030, replacing the Company’s $2.0 billion five-year unsecured revolving credit agreement entered into in December 2021, and as amended (Third Amended and Restated Credit Agreement). We also have amended the five-year unsecured revolving credit agreement dated September 1, 2023 (the 2023 Credit Agreement), with a syndicate of banks, which has a maturity date of September 2028 and an aggregate availability of $2.0 billion. Under the amendment, borrowings under the 2023 Credit Agreement will no longer be subject to a SOFR credit spread adjustment.

The 2025 Credit Agreement and the 2023 Credit Agreement (collectively the Long-Term Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Credit Agreements is reduced by the amount of borrowings under our commercial paper program. As of January 30, 2026, and January 31, 2025, there were no outstanding borrowings under the Company’s commercial paper program or the Long-Term Credit Agreements.

In fiscal 2025, the Company also entered into a $1.0 billion 364-day unsecured revolving credit agreement (collectively with the Long-term Credit Agreements the “Revolving Credit Facilities”) which has a maturity date of September 2026 and had no outstanding borrowings as of January 30, 2026.

The following table includes additional information related to our debt for fiscal 2025 and fiscal 2024:

(In millions, except for interest rate data)	2025	2024
Net proceeds from issuance of debt	$6,974	$—
Repayment of debt	$(2,587)	$(545)
Net change in commercial paper	$—	$—
Maximum commercial paper outstanding at any period	$500	$250

Share Repurchases

We have a share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities on share-based payments. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for fiscal 2025 and fiscal 2024:

(In millions, except per share data)	2025	2024
Total amount paid for share repurchases[1]	$116	$4,053
Total number of shares repurchased	0.5	16.6
Average price paid per share	$243.48	$244.63
1    Excludes unsettled share repurchases and excise taxes.

As of January 30, 2026, we had $10.8 billion remaining under our share repurchase program with no expiration date. In fiscal 2025, the Company paused its share repurchase program.

Dividends

In the third quarter of fiscal 2025, we increased our quarterly dividend payment by 4% to $1.20 per share. Our dividend payment dates are established such that dividends are paid in the quarter immediately following the quarter in which they are declared. The following table provides additional information related to our dividend payments for fiscal 2025 and fiscal 2024:

(In millions, except per share data and percentage data)	2025	2024
Total cash dividend payments	$2,636	$2,566
Dividends paid per share	$4.70	$4.50
Dividend payout ratio	40%	37%

Capital Resources

We expect to continue to have access to the capital markets on both short-term and long-term bases when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of March 23, 2026, which is disclosed to provide an enhanced understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our debt ratings have enabled, and should continue to enable, us the option to refinance our debt as it becomes due. Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Merchandise Inventory

Description
We record an inventory reserve for the estimated adjustment to mark down merchandise inventory to the lower of cost or net realizable value (LCNRV). This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience.  During fiscal 2025, our reserve increased approximately $7 million to $229 million as of January 30, 2026.

We also record an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  During fiscal 2025, the inventory shrink reserve increased approximately $9 million to $436 million as of January 30, 2026.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves for inventory during the past three fiscal years.  We believe that we have sufficient current and historical knowledge to record reasonable estimates for both of these inventory reserves.  However, it is possible that actual results could differ from recorded reserves. A 10% change in either the amount of inventory subject to markdown or the weighted average estimated loss rate used in the calculation of our LCNRV inventory reserve would each have affected net earnings by approximately $17 million for fiscal 2025. A 10% change in the estimated shrinkage rate included in the calculation of our inventory shrink reserve would have affected net earnings by approximately $33 million for fiscal 2025.

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

Self-Insurance

Description
We are self-insured for certain losses relating to workers’ compensation, automobile, property, general and product liability, extended protection plans, and certain medical and dental claims. We have excess insurance coverage above certain retention amounts to limit exposure from single events and earnings volatility. Our self-insured retention or deductible, as applicable, is limited to $2 million per occurrence involving workers’ compensation, and $10 million per occurrence involving general liability, product liability, and automobile liability. We do not have any excess insurance coverage for self-insured extended protection plan or medical and dental claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon our estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. During fiscal 2025, our self-insurance liabilities increased approximately $5 million to $971 million as of January 30, 2026.

Judgments and uncertainties involved in the estimate
These estimates are subject to changes in the regulatory environment, utilized discount rate, projected exposures including payroll, sales and vehicle units, as well as the frequency, lag and severity of claims.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Although we believe that we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. A 10% change in our self-insurance liability would have affected net earnings by approximately $73 million for fiscal 2025. A 100 basis point change in our discount rate would have affected net earnings by approximately $16 million for fiscal 2025.

Business Combinations

Description
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition-date fair value of the net identifiable assets acquired and liabilities assumed. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill due to the use of preliminary information in our initial estimates. Subsequent to the measurement period, any adjustments are recorded to earnings.

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

Interest Rate Risk

We use interest rate swap agreements as fair value hedges on certain debt. The fair value of our derivative financial instruments as of January 30, 2026, was not material.  Fluctuations in interest rates do not have a material impact on our financial condition and results of operations because nearly all of our long-term debt is carried at amortized cost and consists primarily of fixed-rate instruments.  Therefore, providing quantitative information about interest rate risk is not meaningful.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Internal Control as of January 30, 2026.  In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our management’s assessment, we have concluded that, as of January 30, 2026, our Internal Control is effective.

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Foundation Building Materials (FBM), a wholly owned subsidiary of Lowe's Companies Inc. that consists of the net assets purchased in October 2025. FBM aggregate assets, excluding goodwill and intangible assets - net, and net sales represented 4.5% and 1.5% of the Company’s consolidated total assets and consolidated net sales, respectively, as of and for the year ended January 30, 2026. This acquisition is more fully discussed in Note 2 to our Consolidated Financial Statements for fiscal year 2025.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements contained in this Annual Report, was engaged to audit our Internal Control. Their report appears on page 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lowe’s Companies, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 30, 2026 and January 31, 2025, the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows, for each of the three years in the period ended January 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2026 and January 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
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

We identified vendor funds as a critical audit matter due to the volume of the individual vendor agreements and extent of audit effort required when performing audit procedures to evaluate whether the vendor funds were recorded in accordance with the vendor agreements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to whether the vendor funds were recorded in accordance with the terms of the vendor agreements included the following, among others:
•We tested the design and operating effectiveness of controls over vendor funds, including management’s controls over the identification of vendor agreements as well as the accrual and recording of vendor funds in accordance with the terms the vendor agreements.
•We selected a sample of vendor programs and tested the terms of the agreement and amount earned under the agreement by sending confirmations and, as necessary, following up on non-replies and performing alternative procedures.
•We selected a sample from an independent population and tested the completeness of vendor funds by sending confirmations and, as necessary, following up on non-replies.

Acquisitions – Foundation Building Materials (FBM) – Valuation of Customer Relationships - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The assets acquired and liabilities assumed in the Foundation Building Materials (“FBM”) transaction are recorded at their respective fair values at the date of the acquisition, based on management’s estimates and assumptions. Of the total assets acquired and liabilities assumed, the Company acquired intangible assets totaling $5,041 million, inclusive of customer relationships of $3,920 million.

We identified the fair valuation of the customer relationships intangible asset related to the FBM acquisition as a critical audit matter because the valuation relies on significant estimates and assumptions made by management. Auditing these estimates and assumptions require a high degree of auditor judgment and increased audit effort, including involvement of fair value specialists, to evaluate the appropriateness of the valuation methodologies and the reasonableness of key inputs, including, but not limited to, average revenue growth rate from existing customer relationships, Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margin, and discount rate.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the valuation of customer relationships intangible assets as part of the FBM acquisition included the following, among others:
•We tested the design and operating effectiveness of controls over management’s purchase price allocation procedures, including controls over the key assumptions used to value customer relationships under the multi-period excess earnings method – a form of the income approach—specifically average revenue growth rate, EBITDA margin, and discount rate— and controls over management’s review of the work performed by its third party valuation specialists.
•With the assistance of our fair value specialists, we evaluated the appropriateness of the valuation methodologies used by management to fair value customer relationships.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated the reasonableness of management’s forecasts for the average revenue growth rate and EBITDA margin by comparing them to:
◦historical results; and
◦third party economic research, industry performance, and peer company performance.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 23, 2026

We have served as the Company's auditor since 1962.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lowe’s Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lowe’s Companies, Inc. and subsidiaries (the “Company”) as of January 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended January 30, 2026, of the Company and our report dated March 23, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Foundation Building Materials (FBM), which was acquired on October 9, 2025, and whose financial statements constitute approximately 4.5% of the Company's consolidated total assets (excluding goodwill and intangibles - net) and approximately 1.5% of the consolidated net sales as of and for the year ended January 30, 2026. Accordingly, our audit did not include the internal control over financial reporting at FBM.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 23, 2026

Lowe’s Companies, Inc.
Consolidated Statements of Earnings
(In millions, except per share and percentage data)

	Fiscal Years Ended
	January 30, 2026		January 31, 2025		February 2, 2024
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$86,286	100.00%	$83,674	100.00%	$86,377	100.00%
Cost of sales	57,401	66.52	55,797	66.68	57,533	66.61
Gross margin	28,885	33.48	27,877	33.32	28,844	33.39
Expenses:
Selling, general and administrative	16,791	19.46	15,682	18.74	15,570	18.02
Depreciation and amortization	1,941	2.25	1,729	2.07	1,717	1.99
Operating income	10,153	11.77	10,466	12.51	11,557	13.38
Interest – net	1,406	1.63	1,313	1.57	1,382	1.60
Pre-tax earnings	8,747	10.14	9,153	10.94	10,175	11.78
Income tax provision	2,093	2.43	2,196	2.63	2,449	2.83
Net earnings	$6,654	7.71%	$6,957	8.31%	$7,726	8.95%

Basic earnings per common share	$11.87		$12.25		$13.23
Diluted earnings per common share	$11.85		$12.23		$13.20

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income
(In millions, except percentage data)

	Fiscal Years Ended
	January 30, 2026		January 31, 2025		February 2, 2024
	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$6,654	7.71%	$6,957	8.31%	$7,726	8.95%
Foreign currency translation adjustments – net of tax	—	—	—	—	5	0.01
Cash flow hedges – net of tax	(17)	(0.02)	(13)	(0.02)	(14)	(0.02)
Other	—	—	1	0.01	2	—
Other comprehensive loss	(17)	(0.02)	(12)	(0.01)	(7)	(0.01)
Comprehensive income	$6,637	7.69%	$6,945	8.30%	$7,719	8.94%
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	January 30, 2026	January 31, 2025

Assets
Current assets:
Cash and cash equivalents	$982	$1,761
Short-term investments	370	372
Receivables - net	1,090	94
Merchandise inventory - net	17,300	17,409
Other current assets	1,213	722
Total current assets	20,955	20,358
Property, less accumulated depreciation	18,362	17,649
Operating lease right-of-use assets	4,303	3,738
Long-term investments	319	277
Deferred income taxes - net	—	244
Goodwill	3,945	311
Intangible assets - net	5,908	277
Other assets	352	248
Total assets	$54,144	$43,102

Liabilities and shareholders’ deficit
Current liabilities:
Current maturities of long-term debt	$2,431	$2,586
Current operating lease liabilities	713	563
Accounts payable	9,762	9,290
Accrued compensation and employee benefits	1,285	1,008
Deferred revenue	1,477	1,358
Other current liabilities	3,795	3,952
Total current liabilities	19,463	18,757
Long-term debt, excluding current maturities	37,490	32,901
Noncurrent operating lease liabilities	4,043	3,628
Deferred income taxes - net	1,039	—
Deferred revenue - Lowe’s protection plans	1,262	1,268
Other liabilities	764	779
Total liabilities	64,061	57,333

Commitments and contingencies

Shareholders’ deficit:
Preferred stock – $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—
Common stock – $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 561 million and 560 million, respectively	281	280
Capital in excess of par value	370	—
Accumulated deficit	(10,839)	(14,799)
Accumulated other comprehensive income	271	288
Total shareholders’ deficit	(9,917)	(14,231)
Total liabilities and shareholders’ deficit	$54,144	$43,102

See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit
(In millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
Balance February 3, 2023	601	$301	$—	$(14,862)	$307	$(14,254)
Net earnings	—	—	—	7,726	—	7,726
Other comprehensive loss	—	—	—	—	(7)	(7)
Cash dividends declared, $4.35 per share	—	—	—	(2,531)	—	(2,531)
Share-based payment expense	—	—	209	—	—	209
Repurchases of common stock	(30)	(15)	(349)	(5,970)	—	(6,334)
Issuance of common stock under share-based payment plans	3	1	140	—	—	141
Balance February 2, 2024	574	$287	$—	$(15,637)	$300	$(15,050)
Net earnings	—	—	—	6,957	—	6,957
Other comprehensive loss	—	—	—	—	(12)	(12)
Cash dividends declared, $4.55 per share	—	—	—	(2,578)	—	(2,578)
Share-based payment expense	—	—	222	—	—	222
Repurchases of common stock	(16)	(8)	(380)	(3,541)	—	(3,929)
Issuance of common stock under share-based payment plans	2	1	158	—	—	159
Balance January 31, 2025	560	$280	$—	$(14,799)	$288	$(14,231)
Net earnings	—	—	—	6,654	—	6,654
Other comprehensive loss	—	—	—	—	(17)	(17)
Cash dividends declared, $4.75 per share	—	—	—	(2,664)	—	(2,664)
Share-based payment expense	—	—	247	—	—	247
Repurchases of common stock	—	—	(45)	(30)	—	(75)
Issuance of common stock under share-based payment plans	1	1	148	—	—	149
Other	—	—	20	—	—	20
Balance January 30, 2026	561	$281	$370	$(10,839)	$271	$(9,917)
See accompanying notes to consolidated financial statements.

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal Years Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Cash flows from operating activities:
Net earnings	$6,654	$6,957	$7,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,194	1,972	1,923
Noncash lease expense	572	520	499
Deferred income taxes	256	9	6
Asset impairment and loss on property - net	53	5	83
Gain on sale of business	—	(177)	(79)
Share-based payment expense	247	221	210
Changes in operating assets and liabilities:
Merchandise inventory – net	703	(514)	1,637
Other operating assets	(243)	93	182
Accounts payable	73	633	(1,820)
Other operating liabilities	(645)	(94)	(2,227)
Net cash provided by operating activities	9,864	9,625	8,140

Cash flows from investing activities:
Purchases of investments	(1,693)	(1,286)	(1,785)
Proceeds from sale/maturity of investments	1,658	1,204	1,722
Capital expenditures	(2,213)	(1,927)	(1,964)
Proceeds from sale of property and other long-term assets	82	105	53
Acquisition of businesses - net	(10,088)	—	—
Proceeds from sale of business	—	177	100
Other – net	(10)	(11)	(27)
Net cash used in investing activities	(12,264)	(1,738)	(1,901)

Cash flows from financing activities:
Net change in commercial paper	—	—	(499)
Net proceeds from issuance of debt	6,974	—	2,983
Repayment of debt	(2,587)	(545)	(601)
Proceeds from issuance of common stock under share-based payment plans	149	159	141
Cash dividend payments	(2,636)	(2,566)	(2,531)
Repurchases of common stock	(211)	(4,053)	(6,138)
Other – net	(68)	(42)	(21)
Net cash provided by/(used in) financing activities	1,621	(7,047)	(6,666)

Net (decrease)/increase in cash and cash equivalents	(779)	840	(427)
Cash and cash equivalents, beginning of year	1,761	921	1,348
Cash and cash equivalents, end of year	$982	$1,761	$921
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 30, 2026, JANUARY 31, 2025, AND FEBRUARY 2, 2024

NOTE 1: Summary of Significant Accounting Policies

Lowe’s Companies, Inc. and subsidiaries (the Company) is the world’s second-largest home improvement retailer and operated 1,759 stores and outlets in the United States as of January 30, 2026. In addition, Lowe’s operates over 540 branch locations in the United States and Canada, which include our current year acquisitions of Foundation Building Materials (FBM) and Artisan Design Group (ADG). See Note 2 for information on these acquisitions.

Below are those accounting policies considered by the Company to be significant.

Fiscal Year - The Company’s fiscal year ends on the Friday nearest the end of January.  Each of the fiscal years presented contained 52 weeks. All references herein for the years 2025, 2024, and 2023 represent the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries.  The Company consolidates the financial results of FBM and ADG on a one-month lag due to differences in reporting calendars. All intercompany accounts and transactions have been eliminated.

Foreign Currency - Gains and losses from foreign currency transactions are included in SG&A expense. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations and cash flows are translated using the average exchange rates throughout the period.  The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ deficit in accumulated other comprehensive income.

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

Business Combinations - The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Also included in long-term investments is performance-based contingent consideration associated with the sale of the Canadian retail business. The Company accounts for the contingent consideration under the fair value option under Accounting Standards Codification (ASC) 825, Financial Instruments, which requires the contingent consideration to be recorded at fair value upon recognition and as of each balance sheet date thereafter. Changes in the estimated fair value of the contingent consideration are recognized within selling, general, and administrative (SG&A) expense in the consolidated statements of earnings.

Investments with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations are classified as short-term investments.  All other investments are classified as long-term. Available-for-sale debt securities classified as long-term as of January 30, 2026, will mature in one to three years, based on stated maturity dates.

The Company classifies as investments restricted balances pledged as collateral for the Company’s extended protection plan program. Restricted balances included in short-term investments were $370 million as of January 30, 2026, and $372 million as of January 31, 2025.  Restricted balances included in long-term investments were $319 million as of January 30, 2026, and $277 million as of January 31, 2025.

Receivables - net - The Company’s receivables relate to credit extended directly to certain customers in the ordinary course of business and are stated net of the allowance for credit losses, which are recorded based on historical collection trends as well as management's expectation of future collections. The allowance for credit losses related to these receivables was not material to our consolidated financial statements at the end of fiscal 2025 or fiscal 2024.

Merchandise Inventory - The Company’s inventory is stated at the lower of cost and net realizable value (LCNRV) using primarily the first-in, first-out method of inventory accounting. The cost of inventory includes certain costs associated with the preparation of inventory for resale, including distribution center costs, and is net of vendor funds.

The Company records an inventory reserve for the estimated adjustment to mark down merchandise inventory to the lower of cost or net realizable value.  This reserve is based on management’s current knowledge with respect to inventory levels, sales trends, and historical experience. Management does not believe the Company’s merchandise inventories are subject to significant risk of markdown in the near term in excess of established reserves, and management has the ability to adjust purchasing patterns based on anticipated sales trends and general economic conditions.  However, changes in consumer purchasing patterns could result in the need for additional reserves.  The Company’s LCNRV inventory reserve was $229 million as of January 30, 2026, and $222 million as of January 31, 2025.

The Company also records an inventory reserve for the estimated shrinkage between physical inventories.  This reserve is based primarily on actual shrink results from previous physical inventories.  Changes in the estimated shrink reserve are made based on the timing and results of physical inventories. The Company’s reserve for inventory shrinkage was $436 million as of January 30, 2026, and $427 million as of January 31, 2025.

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

The Company held fixed-to-floating interest rate swap agreements as fair value hedges on certain debt as of January 30, 2026, and January 31, 2025. The Company evaluates the effectiveness of the fair value hedges using the shortcut method of accounting under which the hedges are assumed to be perfectly effective. Thus, the change in fair value of the derivative instruments offsets the change in fair value on the hedged debt, and there is no net impact in the consolidated statements of earnings from the fair value of the derivatives.

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

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. In fiscal 2025, we completed our annual qualitative assessment of the recoverability of goodwill for our reporting units and concluded that the fair value of the reporting units exceeded their carrying value.

Intangible Assets - net - Intangible assets with indefinite lives are evaluated for impairment on the first day of the fourth quarter or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The cost of definite-lived intangible assets is amortized over their estimated useful lives, which range up to 20 years.

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

	Years Ended
(In millions)	January 30, 2026	January 31, 2025	February 2, 2024
Financed payment obligations outstanding at the beginning of the year	$1,511	$1,356	$2,257
Payment obligations financed during the year	9,341	9,926	9,573
Financed payment obligations paid during the year	(9,412)	(9,771)	(10,474)
Financed payment obligations outstanding at the end of the year	$1,440	$1,511	$1,356

Other Current Liabilities - Other current liabilities on the consolidated balance sheets consist of:

(In millions)	January 30, 2026	January 31, 2025
Accrued dividends	$673	$645
Accrued interest	485	449
Self-insurance liabilities	426	432
Sales tax liabilities	245	195
Sales return reserve	178	167
Accrued property taxes	153	138
Income taxes payable	23	491
Other	1,612	1,435
Total	$3,795	$3,952

Self-Insurance - The Company is self-insured for certain losses relating to workers’ compensation, automobile, property, and general and product liability claims.  The Company has excess insurance coverage above certain retention amounts to limit exposure from these claims.  The Company is also self-insured for certain losses relating to extended protection plans, as well as medical and dental claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the discounted ultimate cost for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities. Total self-insurance liabilities, including the current and non-current portions, were $971 million as of January 30, 2026, and $966 million as of January 31, 2025.

The Company provides surety bonds issued by insurance companies to secure payment of workers’ compensation liabilities as required in certain states where the Company is self-insured. Outstanding surety bonds relating to self-insurance were $269 million as of January 30, 2026, and $272 million as of January 31, 2025.

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

Transferable Tax Credits

In August 2022, the Inflation Reduction Act was enacted which included provisions that allow for the transfer of certain federal clean energy tax credits (Federal Transferable Tax Credits). The Company paid $1.0 billion, $909 million and $143 million for the purchase of Federal Transferable Tax Credits in 2025, 2024 and 2023, respectively. All amounts paid have been included in payments for income taxes, and differences between tax credits purchased and amounts paid are included as a component of the income tax provision.

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

Revenue Recognition - The Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A description of the Company’s principal revenue generating activities is as follows:

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
■ Costs associated with operating FBM and ADG branch locations;
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

Advertising - Costs associated with advertising are charged to SG&A expense as incurred.  Advertising expenses were $978 million, $921 million, and $831 million in 2025, 2024, and 2023, respectively.

Comprehensive Income - The Company reports comprehensive income in its consolidated statements of comprehensive income and consolidated statements of shareholders’ deficit. Comprehensive income represents changes in shareholders’ deficit from non-owner sources and is comprised of net earnings adjusted primarily for cash flow hedge derivative contracts. Net cash flow hedge gains, net of tax, classified in accumulated other comprehensive income were $270 million, $288 million, and $301 million as of January 30, 2026, January 31, 2025, and February 2, 2024, respectively.

Reclassifications - Accounts receivable-net, Goodwill, and Intangible assets - net for the prior year were reclassified to conform with current year presentation and were previously included in Other current assets and Other assets on the consolidated balance sheets.

Accounting Pronouncements Recently Adopted - In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands income tax disclosures in the effective tax rate reconciliation table and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026. See Note 13 for additional details of the Company’s income taxes.

Accounting Pronouncements Not Yet Adopted - In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchase of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software. The ASU amends certain aspects of the accounting for and disclosure of internal-use software and clarifies the threshold that entities apply to begin capitalizing costs. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2029. The Company plans to early adopt the guidance in the first quarter of fiscal year ending January 29, 2027.

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

Intangible assets acquired totaled $714 million and include trademarks of $130 million with a useful life of 15 years, customer relationships of $550 million with a useful life of 20 years, backlog of $26 million, and non-compete agreements of $8 million with a useful life of 5 years, each of which are included in the intangible assets - net line item within the accompanying consolidated balance sheet. Goodwill of $366 million is primarily attributable to the synergies expected to arise after the acquisition. We expect $302 million of goodwill to be deductible for tax purposes.

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

Intangible assets acquired totaled $5,041 million, and include trademarks of $950 million with a useful life of 15 years, customer relationships of $3,920 million with a useful life of 20 years, backlog of $75 million, and a non-compete agreement of $96 million with a useful life of 5 years, each of which are included in the intangible assets - net line item within the accompanying consolidated balance sheet. Goodwill of $3,254 million is primarily attributable to the synergies expected to arise after the acquisition. We expect $993 million of goodwill to be deductible for tax purposes.

The following table summarizes our preliminary aggregate purchase price allocations:

	ADG	FBM
(In millions)	June 2, 2025	October 9, 2025
Allocation:
Cash acquired	$2	$71
Receivables	202	912
Merchandise inventory	106	485
Other current assets	28	95
Property	36	512
Operating lease right-of-use assets	137	470
Goodwill	366	3,254
Intangible assets	714	5,041
Other assets	35	17
Current operating lease liabilities	(31)	(92)
Accounts payable	(73)	(325)
Accrued compensation and employee benefits	(29)	(77)
Deferred revenue	(22)	(66)
Other current liabilities	(35)	(150)
Noncurrent operating lease liabilities	(95)	(348)
Deferred income taxes, net	(36)	(995)
Other liabilities	(5)	(26)
Net assets acquired	$1,300	$8,778

We have prepared analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition dates. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition dates as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. Measurement period adjustments recorded during fiscal 2025 were immaterial.

Pro forma revenue and earnings since the acquisitions have not been provided as the acquisitions were not material to the consolidated financial statements.

Additional asset acquisitions by FBM of approximately $49 million were made since our acquisition on October 9, 2025.

NOTE 3: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Years Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Products	$82,352	$80,538	$83,002
Services	2,542	1,934	2,097
Other	1,392	1,202	1,278
Net sales	$86,286	$83,674	$86,377

The balances and classification within the consolidated balance sheets for anticipated sales returns and the associated right of return assets are as follows:

(In millions)	Classification	January 30, 2026	January 31, 2025
Anticipated sales returns	Other current liabilities	$178	$167
Right of return assets	Other current assets	109	99
Deferred revenue - retail and stored-value cards
Deferred revenue for retail and stored-value cards are as follows:

(In millions)	January 30, 2026	January 31, 2025
Retail deferred revenue	$936	$770
Stored-value cards deferred revenue	541	588
Deferred revenue	$1,477	$1,358
Deferred revenue - Lowe’s protection plans
Deferred revenue associated with Lowe’s protection plans is as follows:

(In millions)	January 30, 2026	January 31, 2025
Deferred revenue - Lowe’s protection plans	$1,262	$1,268
Lowe’s protection plan sales previously recorded as deferred revenue and claim expenses incurred are as follows:

(In millions)	Years Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Lowe’s protection plan deferred revenue recognized into sales	$580	$561	$549
Lowe’s protection plan claim expenses	239	210	224

Disaggregation of Revenues
The following table presents the Company’s net sales disaggregated by merchandise division within our Retail Home Improvement segment, as well as Other segment net sales:

	Years Ended
	January 30, 2026		January 31, 2025		February 2, 2024
(In millions)	Total Sales	%	Total Sales	%	Total Sales	%
Home Décor[1]	$31,527	36.5%	$31,307	37.5%	$32,535	37.5%
Building Products[2]	26,533	30.7	26,338	31.4	26,901	31.1
Hardlines[3]	24,185	28.0	24,329	29.0	25,021	28.9
Other	1,833	2.2	1,700	2.1	1,920	2.5
Retail Home Improvement	84,078	97.4	83,674	100.0	86,377	100.0
Other segment net sales	2,208	2.6	—	—	—	—
Total	$86,286	100.0%	$83,674	100.0%	$86,377	100.0%
Note: Merchandise division net sales for prior periods have been reclassified to conform to the current year presentation.
1    Home Decor includes the following product categories: Appliances, Decor, Flooring, Kitchens & Bath, and Paint
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing
3    Hardlines includes the following product categories: Hardware, Lawn & Garden, Seasonal & Outdoor Living, and Tools

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Years Ended
	January 30, 2026	January 31, 2025	February 2, 2024
United States	$86,225	$83,674	$86,377
Canada	61	—	—
Net Sales	$86,286	$83,674	$86,377

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and financial liabilities measured at fair value on a recurring basis.

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	January 30, 2026	January 31, 2025
Available-for-sale securities:
U.S. Treasury securities	Short-term investments	Level 1	$195	$199
Money market funds	Short-term investments	Level 1	81	91
Corporate debt securities	Short-term investments	Level 2	32	16
Certificates of deposit	Short-term investments	Level 1	31	13
Foreign government debt securities	Short-term investments	Level 2	21	4
Municipal obligations	Short-term investments	Level 2	10	—
Commercial paper	Short-term investments	Level 2	—	49
U.S. Treasury securities	Long-term investments	Level 1	211	150
Corporate debt securities	Long-term investments	Level 2	92	88
Foreign government debt securities	Long-term investments	Level 2	16	37
Municipal obligations	Long-term investments	Level 2	—	2
Derivative instruments:
Fixed-to-floating interest rate swaps	Other current liabilities	Level 2	$15	$11
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	—	35

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

In addition, the Company has previously received performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business, which is classified as a Level 3 long-term investment. The Company determined the initial fair value for contingent consideration as of February 3, 2023, based on an income approach using an option pricing model, calculated using the significant unobservable inputs such as total equity value, volatility, and expected term. Subsequent measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate.

The rollforward of the fair value of contingent consideration is as follows:

	Years Ended
(In millions)	January 30, 2026	January 31, 2025
Beginning balance	$—	$—
Change in fair value	—	177
Proceeds received	—	(177)
Ending balance	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the fiscal years ended January 30, 2026, and January 31, 2025, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations and the 2025 Term Loan, are as follows:

	January 30, 2026		January 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$37,530	$34,907	$35,011	$31,557

NOTE 5: Property and Accumulated Depreciation
Property is summarized by major class in the following table:

(In millions)	Estimated Depreciable Lives, In Years	January 30, 2026	January 31, 2025
Cost:
Land	N/A	$6,868	$6,811
Buildings and building improvements	7-40	18,953	18,386
Equipment	2-15	11,848	10,988
Construction in progress	N/A	712	616
Total cost		38,381	36,801
Accumulated depreciation		(20,019)	(19,152)
Property, less accumulated depreciation		$18,362	$17,649

Included in property, less accumulated depreciation are right-of-use assets under finance leases. The related amortization expense for right-of-use assets under finance leases is included in depreciation and amortization expense. The Company recognized depreciation and amortization expense, inclusive of amounts presented in cost of sales, of $2.1 billion in 2025, $2.0 billion in 2024, and $1.9 billion in 2023.

NOTE 6: Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment for 2025, 2024, and 2023 were as follows:

(In millions)	Retail Home Improvement	Other	Consolidated
Goodwill, balance at February 2, 2024	$311	$—	$311
Acquisitions	—	—	—
Goodwill, balance at January 31, 2025	$311	$—	$311
Acquisitions	—	3,634	3,634
Goodwill, balance at January 30, 2026	$311	$3,634	$3,945

As of January 30, 2026, and January 31, 2025, the Company does not have any goodwill impairment.

Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets, consist of the following:

	January 30, 2026			January 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer-related	$4,722	$(174)	$4,548	$238	$(96)	$142
Trademarks and trade names	1,100	(40)	1,060	20	(19)	1
Other	208	(42)	166	1	(1)	—
Total definite-lived intangible assets	$6,030	$(256)	$5,774	$259	$(116)	$143

Indefinite-lived intangible assets:
Trademark	$134	$—	$134	$134	$—	$134
Total intangible assets	$6,164	$(256)	$5,908	$393	$(116)	$277

Amortization expense for intangible assets is as follows:

	Years Ended
(In millions)	January 30, 2026	January 31, 2025	February 2, 2024
Amortization expense	$140	$13	$13

Amortization expense expected to be recognized in future periods for intangible assets is as follows:

(In millions)	Amortization Expense
Fiscal 2026	$397
Fiscal 2027	329
Fiscal 2028	329
Fiscal 2029	329
Fiscal 2030	323
Thereafter	4,067
Total	$5,774

NOTE 7: Leases

The lease-related assets and liabilities recorded on the balance sheet are summarized in the following table:

(In millions)	Classification	January 30, 2026	January 31, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$4,303	$3,738
Finance lease assets	Property, less accumulated depreciation[1]	319	395
Total lease assets		4,622	4,133

Liabilities
Current
Operating	Current operating lease liabilities	713	563
Finance	Current maturities of long-term debt	81	87
Noncurrent
Operating	Noncurrent operating lease liabilities	4,043	3,628
Finance	Long-term debt, excluding current maturities	310	388
Total lease liabilities		$5,147	$4,666
1Finance lease assets are recorded net of accumulated amortization of $394 million as of January 30, 2026, and $373 million as of January 31, 2025.

The table below presents the lease costs for finance and operating leases:

(In millions)	Years Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Finance lease cost
Amortization of leased assets	$82	$92	$88
Interest on lease liabilities	20	23	24
Operating lease cost[1]	768	712	630
Variable lease cost	305	268	258
Total lease cost	$1,175	$1,095	$1,000
1Includes short-term leases and sublease income, which are immaterial.

The future minimum rental payments required under operating and finance lease obligations as of January 30, 2026, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

(In millions)	Operating Leases[1]	Finance Leases[2]	Total
Fiscal 2026	$873	$92	$965
Fiscal 2027	879	64	943
Fiscal 2028	868	59	927
Fiscal 2029	688	47	735
Fiscal 2030	531	37	568
Thereafter	2,054	178	2,232
Total lease payments	5,893	477	6,370
Less: interest[3]	(1,137)	(86)	(1,223)
Present value of lease liabilities[4]	$4,756	$391	$5,147
1Operating lease payments include $499 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $52 million of minimum lease payments for leases signed but not yet commenced.
2Finance lease payments exclude $16 million of minimum lease payments for leases signed but not yet commenced.
3Calculated using the lease-specific incremental borrowing rate.
4Includes the current portion of $713 million for operating leases and $81 million for finance leases.

Lease Term and Discount Rate	January 30, 2026	January 31, 2025
Weighted-average remaining lease term (years)
Operating leases	7.81	8.97
Finance leases	8.57	8.68
Weighted-average discount rate
Operating leases	4.43%	4.28%
Finance leases	4.85%	4.89%

Other Information	Years Ended
(In millions)	January 30, 2026	January 31, 2025	February 2, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$743	$743	$689
Operating cash flows used for finance leases	19	22	24
Financing cash flows used for finance leases	85	86	92
Leased assets obtained in exchange for new finance lease liabilities	5	47	50
Leased assets obtained in exchange for new operating lease liabilities[1]	398	545	696
1Excludes $52 million of leases signed but not yet commenced as of January 30, 2026.

NOTE 8: Debt

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

The 2025 Credit Agreement and the 2023 Credit Agreement (collectively the Long-Term Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Long-Term Credit Agreements are reduced by the amount of borrowings under the commercial paper program. As of January 30, 2026, and January 31, 2025, there were no outstanding borrowings under the Company’s commercial paper program or the Long-Term Credit Agreements.

On September 16, 2025, the Company also entered into a $1.0 billion 364-day unsecured revolving credit agreement (collectively with the Long-Term Credit Agreements the “Revolving Credit Facilities”) which has a maturity date of September 2026 and had no outstanding borrowings as of January 30, 2026.

Total combined availability under the Revolving Credit Facilities was $5.0 billion as of January 30, 2026.

Long-Term Debt

Debt Category (In millions, except percentage data)	Weighted-Average Interest Rate as of January 30, 2026	January 30, 2026	January 31, 2025
Secured debt:
Mortgage notes due through fiscal 2027[1]	6.24%	$1	$1
Unsecured debt:
Notes due through fiscal 2030	3.29%	12,638	13,700
Notes due fiscal 2031-2035	4.26%	9,140	5,565
Notes due fiscal 2036-2040	5.74%	1,054	1,054
Notes due fiscal 2041-2045	3.88%	2,456	2,454
Notes due fiscal 2046-2050	3.78%	5,574	5,572
Notes due fiscal 2051-2055	4.86%	3,954	3,953
Notes due fiscal 2061-2065	5.19%	2,714	2,713
2025 Term Loan	4.88%	1,999	—
Finance lease obligations due through fiscal 2043		391	475

Total long-term debt		39,921	35,487
Less: current maturities		(2,431)	(2,586)
Long-term debt, excluding current maturities		$37,490	$32,901
1    Real properties with an aggregate book value of $11 million as of January 30, 2026, were pledged as collateral for secured debt.

Principal amount of debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

(In millions)	Principal
Fiscal 2026	$2,350
Fiscal 2027	3,018
Fiscal 2028	5,005
Fiscal 2029	1,811
Fiscal 2030	2,500
Thereafter	25,135
Total	$39,819

The Company’s unsecured notes are issued under indentures that generally have similar terms and, therefore, have been grouped by maturity date for presentation purposes in the table above.  The notes contain certain restrictive covenants, none of which are expected to impact the Company’s capital resources or liquidity.  The Company was in compliance with all financial covenants of these agreements as of January 30, 2026.

On September 16, 2025, the Company entered into a $2.0 billion unsecured term loan credit agreement (2025 Term Loan) which has a maturity date of October 2028. There was $2.0 billion in outstanding borrowings under the 2025 Term Loan as of January 30, 2026, with a weighted average interest rate of 4.880%.

In addition, on September 30, 2025, the Company issued $5.0 billion of unsecured fixed rate notes (collectively, the September 2025 Notes) as follows:

Principal Amount (in millions)	Maturity Date	Interest Rate	Discount (in millions)
$650	October 2027	3.950%	$2
$750	October 2028	4.000%	$3
$1,100	March 2031	4.250%	$6
$1,300	October 2032	4.500%	$8
$1,200	October 2035	4.850%	$8

Interest on the September 2025 Notes with October maturity dates is payable semiannually in arrears in April and October of each year until maturity. Interest on the September 2025 Notes with a March maturity date is payable semiannually in arrears in March and September of each year until maturity.

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

NOTE 9: Derivative Instruments

The notional amounts of the Company’s material derivative instruments are as follows:

(In millions)	January 30, 2026	January 31, 2025
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$550	$850

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

NOTE 10: Shareholders' Deficit

Authorized shares of preferred stock were 5.0 million ($5 par value) as of January 30, 2026, and January 31, 2025, none of which have been issued.  The Board of Directors may issue the preferred stock (without action by shareholders) in one or more series, having such voting rights, dividend and liquidation preferences, and such conversion and other rights as may be designated by the Board of Directors at the time of issuance.

Authorized shares of common stock were 5.6 billion ($0.50 par value) as of January 30, 2026, and January 31, 2025.

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange

Act of 1934, or through private off-market transactions.  Shares purchased under the repurchase program are returned to authorized and unissued status.  Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. On December 7, 2022, the Company announced that its Board of Directors authorized $15.0 billion of share repurchases under the program. As of January 30, 2026, the Company had $10.8 billion remaining under the program. In fiscal 2025, the Company paused its share repurchase program.

From time to time, the Company may enter into Accelerated Share Repurchase (ASR) agreements with third-party financial institutions. At inception of an ASR, the Company pays the financial institutions using cash on hand and takes initial delivery of shares. Under the terms of the ASR agreements, upon settlement, the Company either receives additional shares from the financial institution or is required to deliver additional shares or cash to the financial institution.  The Company controls its election to either deliver additional shares or cash to the financial institution and is subject to provisions which limit the number of shares the Company would be required to deliver.

The final number of shares received upon settlement of an ASR agreement is determined with reference to the volume-weighted average price of the Company’s common stock over the term of the ASR agreement.  The initial repurchase of shares under these agreements result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

Any ASR agreements are accounted for as treasury stock transactions and forward stock purchase contracts.  The par value of the shares received is recorded as a reduction to common stock with the remainder recorded as a reduction to capital in excess of par value and accumulated deficit.  The forward stock purchase contracts are considered indexed to the Company’s own stock and are classified as equity instruments.

The terms of each ASR agreement entered into during the last three fiscal years, structured as outlined above, are as follows (in millions):

Agreement Execution Date	ASR Settlement Date	ASR Agreement Amount	Initial Shares Delivered	Additional Shares Delivered at Settlement	Total Shares Delivered
Q1 2023	Q1 2023	$750	3.1	0.7	3.8
Q2 2023	Q2 2023	$1,000	3.9	0.7	4.6
Q3 2023	Q3 2023	$1,500	5.3	1.7	7.0
Q1 2024	Q1 2024	$325	1.1	0.2	1.3
Q2 2024	Q2 2024	$375	1.4	0.3	1.7
Q3 2024	Q3 2024	$400	1.3	0.2	1.5
Q4 2024	Q4 2024	$400	1.2	0.4	1.6

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of restricted stock awards and performance share units.

Total shares repurchased for 2025, 2024, and 2023 were as follows:

	Years Ended
	January 30, 2026		January 31, 2025		February 2, 2024
(In millions)	Shares	Cost	Shares	Cost	Shares	Cost
Share repurchase program[1]	—	$—	15.4	$3,834	29.2	$6,199
Shares withheld from employees	0.3	75	0.4	94	0.7	135
Total share repurchases	0.3	$75	15.8	$3,928	29.9	$6,334
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

A total of 80.0 million shares were authorized for grants of share-based awards to key employees and non-employee directors under the Company’s currently active Incentive Plan, of which there were 22.4 million shares remaining available for grants as of January 30, 2026. The ESPP permits a maximum of 20.0 million shares to be offered for purchase. As of January 30, 2026, there were 16.8 million shares remaining available for purchase.

The Company recognized share-based payment expense within SG&A expense in the consolidated statements of earnings of $247 million, $221 million, and $210 million in 2025, 2024, and 2023, respectively.  The total associated income tax benefit recognized, exclusive of excess tax benefits, was $45 million, $42 million, and $30 million in 2025, 2024, and 2023, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $323 million as of January 30, 2026, of which $187 million will be recognized in 2026, $115 million in 2027, and $21 million thereafter.  This results in these amounts being recognized over a weighted-average period of 1.5 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  When determining expected volatility, the Company considers the historical volatility of the Company’s stock price, as well as implied volatility.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2025, 2024, and 2023 are as follows:

	Years Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Weighted-average assumptions used:
Expected volatility	31.4%	31.6%	32.2%
Dividend yield	1.80%	1.79%	1.74%
Risk-free interest rate	4.03%	4.33%	3.59%
Expected term, in years	7.00	7.00	6.50

Weighted-average grant date fair value	$77.51	$84.76	$64.41

The total intrinsic value of options exercised, representing the difference between the exercise price and the market price on the date of exercise, was approximately $25 million, $45 million, and $28 million in 2025, 2024, and 2023, respectively.

Transactions related to stock options for the fiscal year ended January 30, 2026, are summarized as follows:

(in thousands, except per share and years data)	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding as of January 31, 2025	1,625	$150.23
Granted	138	234.01
Canceled, forfeited or expired	(4)	200.43
Exercised	(181)	115.75
Outstanding as of January 30, 2026	1,578	$161.38	5.42	$166,736
Vested and expected to vest as of January 30, 2026[1]	1,572	$161.09	5.41	$166,533
Exercisable as of January 30, 2026	1,278	$145.59	4.73	$155,227
1    Includes outstanding vested options as well as outstanding nonvested options after a forfeiture rate is applied.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest ratably over a three-year period from the date of grant. Certain awards vest 100% at the end of a three-year period from the date of grant.  All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $234.64, $249.31, and $201.78 in 2025, 2024, and 2023, respectively. The total fair value of restricted stock awards vesting each year was approximately $133 million, $158 million, and $208 million in 2025, 2024, and 2023, respectively.

Transactions related to restricted stock awards for the fiscal year ended January 30, 2026, are summarized as follows:

(in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of January 31, 2025	1,277	$224.15
Granted	764	234.64
Vested	(567)	215.22
Canceled or forfeited	(119)	232.46
Nonvested as of January 30, 2026	1,355	$233.07

Deferred Stock Units

Deferred stock units are valued at the market price of a share of the Company’s common stock on the date of grant and earn dividend equivalents.  For non-employee Directors, these awards vest on the earlier of the first anniversary of the grant date or the day immediately preceding the next Annual Meeting of Shareholders, subject to acceleration in certain circumstances, and are expensed on a straight-line basis over the requisite service period. Awards granted prior to 2022 vested immediately and were expensed on the grant date. Deferred stock units granted to non-employee Directors in 2025, 2024, and 2023 are as follows:

	Years Ended
(In thousands, except per share data)	January 30, 2026	January 31, 2025	February 2, 2024
Deferred shares granted to non-employee Directors	11	12	11
Weighted-average grant date fair value per share	$225.73	$221.29	$206.52

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

The weighted-average assumptions used in the Monte Carlo simulations for these awards granted in 2025, 2024, and 2023 are as follows:

	Years Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Weighted-average assumptions used:
Expected volatility	25.4%	27.1%	29.3%
Dividend yield	1.97%	1.77%	2.10%
Risk-free interest rate	3.82%	4.49%	3.83%
Expected term, in years	2.83	2.83	2.82

In general, 0% to 200% of the Company’s performance share units vest at the end of a three-year service period from the date of grant based upon achievement of the performance condition, or a combination of the performance and market conditions, specified in the performance share unit agreement.

The weighted-average grant-date fair value per unit of performance share units classified as equity awards granted was $225.57, $273.37, and $209.50 in 2025, 2024, and 2023, respectively.  The total fair value of performance share units vesting was approximately $30 million, $55 million and $105 million in 2025, 2024 and 2023, respectively.

Transactions related to performance share units classified as equity awards for the fiscal year ended January 30, 2026, are summarized as follows:

(in thousands, except per share data)	Units[1]	Weighted-Average Grant-Date Fair Value Per Unit
Nonvested as of January 31, 2025	454	$227.46
Granted	146	225.57
Vested	(126)	200.06
Canceled or forfeited	(24)	217.78
Nonvested as of January 30, 2026	450	$235.07
1    As of January 30, 2026, the maximum number of nonvested units that could vest under the provisions of the agreements was 0.9 million.

Restricted Stock Units

Restricted stock units do not have dividend rights and are valued at the market price of a share of the Company’s common stock on the date of grant less the present value of dividends expected during the requisite service period.  In general, these awards vest ratably over a three-year period from the date of grant. Certain awards vest 100% at the end of a three-year period from the date of grant. All awards are expensed on a straight-line basis over that period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock units granted was $221.68, $236.96, and $188.22 in 2025, 2024, and 2023, respectively. The total fair value of restricted stock units vesting was approximately $50 million, $56 million, and $67 million in 2025, 2024, and 2023, respectively.

Transactions related to restricted stock units for the fiscal year ended January 30, 2026, are summarized as follows:

(in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested as of January 31, 2025	452	$213.52
Granted	292	221.68
Vested	(214)	206.24
Canceled or forfeited	(59)	219.93
Nonvested as of January 30, 2026	471	$221.09

ESPP

The purchase price of the shares under the ESPP equals 85% of the closing price on the date of purchase.  The Company’s share-based payment expense per share is equal to 15% of the closing price on the date of purchase.  The ESPP is considered a liability award and is measured at fair value at each reporting date, and the share-based payment expense is recognized over the six-month offering period. Under the ESPP, the Company issued 0.6 million shares of common stock in 2025, 0.6 million shares of common stock in 2024, and 0.7 million shares of common stock in 2023, and recognized share-based payment expense of $22 million, $22 million, and $21 million in 2025, 2024, and 2023, respectively.

NOTE 12: Employee Retirement Plans

The Company maintains a defined contribution retirement plan for eligible employees (the 401(k) Plan).  Eligible employees may participate in the 401(k) Plan the first of the month after thirty days of employment.  The Company makes contributions to the 401(k) Plan each payroll period, based upon a matching formula applied to employee deferrals (the Company Match). Participants are eligible to receive the Company Match pursuant to the terms of the 401(k) Plan.  The Company Match varies based on how much the employee elects to defer up to a maximum of 4.25% of eligible compensation.  The Company Match is invested identically to employee contributions and is immediately vested. As of January 1, 2025, the 401(k) Plan allows participants to borrow from his or her account balance and receive required minimum distributions over the maximum time periods allowable under the Internal Revenue Code.

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

The Company recognized expense associated with these employee retirement plans of $201 million, $172 million, and $167 million in 2025, 2024, and 2023, respectively.

NOTE 13: Income Taxes

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	Years Ended
(In millions, except percentage data)	January 30, 2026		January 31, 2025		February 2, 2024
Statutory federal income tax rate	$1,837	21.0%	$1,922	21.0%	$2,137	21.0%
State income taxes, net of federal tax benefit[1]	333	3.8	343	3.7	389	3.8
Other, net	(77)	(0.9)	(69)	(0.7)	(77)	(0.7)
Effective tax rate	$2,093	23.9%	$2,196	24.0%	$2,449	24.1%
1    State taxes in CA, FL, PA, NY, VA, NC, TN, NJ, and SC contributed to the majority of the tax effect in this category.

The components of the income tax provision are as follows:

	Years Ended
(In millions)	January 30, 2026	January 31, 2025	February 2, 2024
Current:
Federal	$1,443	$1,764	$1,955
State	386	424	489
Total current[1]	1,829	2,188	2,444
Deferred:
Federal	236	—	3
State	28	8	2
Total deferred[1]	264	8	5
Total income tax provision	$2,093	$2,196	$2,449
1    Amounts applicable to foreign income taxes were insignificant for all periods presented.

The tax effects of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	January 30, 2026	January 31, 2025
Deferred tax assets:
Self-insurance	$240	$233
Share-based payment expense	49	46
Operating lease liabilities	1,266	1,143
Capital loss carryforwards	691	645
Net operating losses	283	261
Other, net	559	390
Total deferred tax assets	3,088	2,718
Valuation allowance	(1,072)	(1,003)
Net deferred tax assets	2,016	1,715

Deferred tax liabilities:
Operating lease right-of-use assets	(1,136)	(1,012)
Goodwill and Other Intangibles	(1,089)	(37)
Property	(731)	(315)
Other, net	(99)	(107)
Total deferred tax liabilities	(3,055)	(1,471)

Net deferred tax (liabilities)/assets	$(1,039)	$244

As of January 30, 2026, and January 31, 2025, the Company had Canadian net operating loss carryforwards of $1.1 billion and $1.0 billion, respectively.  The net operating losses expire in 2026 through 2043.  As of January 30, 2026, and January 31, 2025, the Company had capital loss carryforwards of $2.7 billion and $2.5 billion, respectively, for Canadian tax purposes which do not expire. A valuation allowance of $1.1 billion and $1.0 billion was recorded as of January 30, 2026, and January 31, 2025, respectively.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended
(In millions)	January 30, 2026	January 31, 2025	February 2, 2024
Unrecognized tax benefits, beginning of year	$37	$37	$37
Additions for tax positions of prior years	—	—	—
Settlements	—	—	—
Unrecognized tax benefits, end of year	$37	$37	$37

The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate were $37 million as of January 30, 2026, and January 31, 2025.

The net interest expense recognized by the Company related to uncertain tax positions was $3 million for 2025, $1 million for 2024, and $1 million for 2023. The Company had $18 million and $15 million of accrued interest related to uncertain tax positions as of January 30, 2026, and January 31, 2025, respectively.

No penalties were recognized related to uncertain tax positions for 2025, 2024, and 2023. The Company had $4 million of accrued penalties related to uncertain tax positions as of January 30, 2026, and January 31, 2025, respectively.

The Company is subject to examination by various foreign and domestic taxing authorities. There are ongoing U.S. state audits covering tax years 2017 to 2024. Audits performed by the Canada Revenue Agency for fiscal years 2021 and 2022 are on-going. The Company remains subject to income tax examinations for fiscal years 2015 through 2024. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.  The following table reconciles earnings per common share for 2025, 2024, and 2023:

	Years Ended
(In millions, except per share data)	January 30, 2026	January 31, 2025	February 2, 2024
Basic earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$6,654	$6,957	$7,726
Less: Net earnings allocable to participating securities	(18)	(17)	(20)
Net earnings allocable to common shares, basic	$6,636	$6,940	$7,706
Weighted-average common shares outstanding	559	567	582
Basic earnings per common share	$11.87	$12.25	$13.23

	Years Ended
(In millions, except per share data)	January 30, 2026	January 31, 2025	February 2, 2024
Diluted earnings per common share:
Net earnings attributable to Lowe's Companies, Inc.	$6,654	$6,957	$7,726
Less: Net earnings allocable to participating securities	(18)	(17)	(20)
Net earnings allocable to common shares, diluted	$6,636	$6,940	$7,706
Weighted-average common shares outstanding	559	567	582
Dilutive effect of non-participating share-based awards	1	1	2
Weighted-average common shares, as adjusted	560	568	584
Diluted earnings per common share	$11.85	$12.23	$13.20

Anti-dilutive securities excluded from diluted weighted-average common shares	0.2	0.1	0.5

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

As of January 30, 2026, the Company had non-cancellable commitments of $2.3 billion related to certain marketing and information technology programs, and purchases of merchandise inventory.  These commitments include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Payments under these commitments are scheduled to be made as follows:

(In millions)	Commitments
Fiscal 2026	$999
Fiscal 2027	728
Fiscal 2028	261
Fiscal 2029	120
Fiscal 2030	27
Thereafter	134
Total	$2,269

As of January 30, 2026, the Company held standby and documentary letters of credit issued under banking arrangements which totaled $509 million. The majority of the Company’s letters of credit were issued to support the Company’s warranty program.

NOTE 16: Related Parties

The Company’s President and Chief Executive Officer also serves on the Board of Directors of a vendor that provides transportation and business services to the Company. The Company purchased services from this vendor in the amount of $237 million in 2025, $240 million in 2024, and $217 million in 2023. Amounts payable to this vendor were insignificant to the Company as of January 30, 2026, and January 31, 2025.

NOTE 17: Other Information

Interest – net is comprised of the following:

	Years Ended
(In millions)	January 30, 2026	January 31, 2025	February 2, 2024
Long-term debt	$1,487	$1,452	$1,438
Finance lease obligations	20	23	24
Short-term borrowings	—	—	15
Interest income	(121)	(159)	(101)
Interest capitalized	(8)	(6)	(4)
Interest on tax uncertainties	3	1	1
Other	25	2	9
Interest – net	$1,406	$1,313	$1,382

Supplemental disclosures of cash flow information:

	Years Ended
(In millions)	January 30, 2026	January 31, 2025	February 2, 2024
Cash paid for interest, net of amount capitalized	$1,489	$1,475	$1,464
Cash paid for income taxes, net[1]	$2,505	$1,648	$3,700
Non-cash investing and financing activities:[2]
Cash dividends declared but not paid	$673	$645	$633
1Includes $401 million, $471 million, and $527 million of cash paid for state, local, and foreign income taxes in the years ended January 30, 2026, January 31, 2025, and February 2, 2024, respectively.
2See Note 7 for supplemental cash flow disclosures related to finance and operating leases.

Sales by product category:

	Years Ended
	January 30, 2026		January 31, 2025		February 2, 2024
(In millions, except percentage data)	Total Sales	%	Total Sales	%	Total Sales	%
Appliances	$12,891	14.9%	$12,514	15.0%	$12,738	14.7%
Seasonal & Outdoor Living	7,065	8.2	7,231	8.6	7,542	8.7
Lumber	6,680	7.7	6,723	8.0	7,021	8.1
Lawn & Garden	6,577	7.6	6,523	7.8	6,714	7.8
Hardware	6,029	7.0	6,045	7.2	6,072	7.0
Kitchens & Bath	5,866	6.8	5,889	7.0	6,169	7.1
Building Materials	5,539	6.4	5,414	6.5	5,268	6.1
Rough Plumbing	5,107	5.9	4,935	5.9	5,014	5.8
Paint	5,000	5.8	4,979	6.0	5,117	5.9
Millwork	4,927	5.7	4,965	5.9	5,121	5.9
Tools	4,514	5.2	4,530	5.4	4,693	5.4
Electrical	4,280	5.0	4,301	5.1	4,477	5.2
Flooring	4,044	4.7	4,068	4.9	4,355	5.0
Decor	3,726	4.3	3,857	4.6	4,156	4.8
Other	1,833	2.2	1,700	2.1	1,920	2.5
Retail Home Improvement	84,078	97.4	83,674	100.0	86,377	100.0
Other segment net sales	2,208	2.6	—	—	—	—
Net sales	$86,286	100.0%	$83,674	100.0%	$86,377	100.0%
Note: Product category sales for prior periods have been reclassified to conform to the current year presentation.

NOTE 18: Segment Information

The Company’s operations include one reportable operating segment, Retail Home Improvement, and the chief operating decision maker (CODM) is the Chairman, President, and Chief Executive Officer. Our operating segments reflect the way in which internally reported financial information is regularly reviewed by the CODM who has the ultimate decision-making authority for resource allocation and assessing performance of our segments.

•Retail Home Improvement Reportable Segment - We are engaged in retail operations that sell a wide assortment of home décor, hardlines, and building products both in stores and online throughout the United States. In addition, we have specialists on-site to provide services, including home improvement installation services, and tool and equipment rental.

•Other - As discussed in Note 2, in 2025, Lowe’s acquired FBM, a leading distributor of interior building products, and ADG, a nationwide provider of design, distribution and installation services for interior surface finishes. FBM operations are organized into two lines of business and represent two operating segments, Ceilings and Wall Systems and Commercial Doors and Hardware. ADG is deemed to be a separate operating segment, referred to as Interior Finishes. These three operating segments do not meet the thresholds prescribed under ASC Topic 280 to be deemed a reportable segment, therefore, results from these operating segments are presented in “Other”.

The CODM regularly reviews operating income as the measure of each operating segment’s profit or loss, as well as significant segment expenses of our Retail Home Improvement segment to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. Corporate expenses are allocated to the individual operating segments. The CODM also uses these measures in monitoring plan versus actual results. The CODM does not review segment assets at a different asset level or category than those disclosed in the consolidated balance sheets.

The following table presents the Company’s operating income results for its Retail Home Improvement reportable segment, including significant segment expenses:

	Years Ended
	January 30, 2026		January 31, 2025		February 2, 2024
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net Sales	$84,078	100.00%	$83,674	100.00%	$86,377	100.00%
Less:
Cost of sales	55,615	66.15	55,797	66.68	57,533	66.61
Expenses:
Employee compensation and benefits	11,147	13.26	10,830	12.94	10,801	12.50
Occupancy and facility costs	1,932	2.30	1,897	2.27	1,836	2.13
Advertising	973	1.16	921	1.10	831	0.96
Other segment items[1]	2,380	2.82	2,034	2.43	2,102	2.43
Selling, general and administrative:	16,432	19.54	15,682	18.74	15,570	18.02

Depreciation and amortization	1,808	2.15	1,729	2.07	1,717	1.99
Operating income	$10,223	12.16%	$10,466	12.51%	$11,557	13.38%
1    Other segment items primarily include financial services costs, technology service costs, insurance costs, impairment costs, and store environment initiative and display costs.

The following table presents a reconciliation of our Retail Home Improvement results to our consolidated totals:

	January 30, 2026
	Retail Home Improvement		Other		Consolidated
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$84,078	100.00%	$2,208	100.00%	$86,286	100.00%
Operating income	10,223	12.16	(70)	(3.17)	10,153	11.77
Interest – net					1,406	1.63
Pre-tax earnings					8,747	10.14
Income tax provision					2,093	2.43
Net earnings					$6,654	7.71%

Prior to 2025, Retail Home Improvement was our only operating segment and represented our total Company consolidated results. Therefore, a reconciliation to our consolidated totals is not applicable for fiscal 2024 or 2023.

NOTE 19 : Subsequent Events

On February 20, 2026, the Supreme Court declared that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were invalid as they exceeded the President’s authority. Further, on March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to liquidate all entries which are not final without regard to IEEPA duties. We are evaluating these court rulings and will continue to monitor ongoing developments. At this time, we are unable to reasonably estimate the extent to which the rulings will impact our consolidated financial position, consolidated results of operations, and consolidated cash flows for the fiscal year ending January 29, 2027.

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

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded FBM, a wholly owned subsidiary of Lowe's Companies Inc. that consists of the net assets purchased in October 2025. FBM’s aggregate assets, excluding goodwill and intangible assets - net, and net sales represented 4.5% and 1.5% of the Company’s consolidated total assets and consolidated net sales, respectively, as of and for the year ended January 30, 2026. This acquisition is more fully discussed in Note 2 to our Consolidated Financial Statements for fiscal year 2025.

Management’s report on internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and the report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, are included in Item 8 of this Annual Report.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our distribution and replenishment systems, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the fiscal fourth quarter ended January 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

During the three months ended January 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Annual Report under the heading, “Information About Our Executive Officers”. The other information required by this item is furnished by incorporation by reference to the information under the headings “Proposal 1: Election of Directors”, “Corporate Governance”, “Additional Information - Shareholder Proposals for the 2027 Annual Meeting”, and “Compensation Discussion and Analysis - Other Compensation Policies - Trading in Company Securities” in the definitive Proxy Statement for the 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after the fiscal year ended January 30, 2026 (the Proxy Statement).

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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to the information under the headings “Corporate Governance – Director Independence”, and “Related Person Transactions” in the Proxy Statement.

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

Part IV

Item 15 – Exhibits and Financial Statement Schedules

1. Financial Statements

See the following items and page numbers appearing in Item 8 of this Annual Report:

2. Financial Statement Schedules

All schedules have been omitted as they are either not applicable or the information is included within our consolidated financial statements and notes to the consolidated financial statements.

3. Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

4.1	Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	8-K	001-07898	4.1	December 15, 1995

4.2	Form of Lowe’s Companies, Inc.’s 6 7/8% Debentures due February 15, 2028.	8-K	001-07898	4.2	February 20, 1998

4.3	First Supplemental Indenture, dated as of February 23, 1999, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee.	10-K	001-07898	10.13	April 19, 1999

4.4	Form of Lowe’s Companies, Inc.’s 6 1/2% Debentures due March 15, 2029.	10-K	001-07898	10.19	April 19, 1999

4.5	Third Supplemental Indenture, dated as of October 6, 2005, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.5% Notes maturing in October 2035.	10-K	001-07898	4.5	April 3, 2007

4.6	Fourth Supplemental Indenture, dated as of October 10, 2006, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as an exhibit thereto a form of Lowe’s Companies, Inc.’s 5.80% Notes maturing in October 2036.	S-3 (POSASR)	333-137750	4.5	October 10, 2006

4.7	Fifth Supplemental Indenture, dated as of September 11, 2007, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 6.10% Notes maturing in September 2017 and a form of Lowe’s Companies, Inc.’s 6.65% Notes maturing in September 2037.	8-K	001-07898	4.1	September 11, 2007

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.8	Sixth Supplemental Indenture, dated as of April 15, 2010, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 4.625% Notes maturing in April 2020 and a form of Lowe’s Companies, Inc.’s 5.800% Notes maturing in April 2040.	8-K	001-07898	4.1	April 15, 2010

4.9	Eighth Supplemental Indenture, dated as of November 23, 2011, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.800% Notes maturing in November 2021 and a form of Lowe’s Companies, Inc.’s 5.125% Notes maturing in November 2041.	8-K	001-07898	4.1	November 23, 2011

4.10	Ninth Supplemental Indenture, dated as of April 23, 2012, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 1.625% Notes maturing in April 2017, a form of Lowe’s Companies, Inc.’s 3.120% Notes maturing in April 2022 and a form of Lowe’s Companies, Inc.’s 4.650% Notes maturing in April 2042.	8-K	001-07898	4.1	April 23, 2012

4.11	Tenth Supplemental Indenture, dated as of September 11, 2013, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s 3.875% Notes maturing in September 2023 and a form of Lowe’s Companies, Inc.’s 5.000% Notes maturing in September 2043.	8-K	001-07898	4.1	September 11, 2013

4.12	Eleventh Supplemental Indenture, dated as of September 10, 2014, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2019, a form of Lowe’s Companies, Inc.’s 3.125% Notes maturing in September 2024 and a form of Lowe’s Companies, Inc.’s 4.250% Notes maturing in September 2044.	8-K	001-07898	4.1	September 10, 2014

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.13	Twelfth Supplemental Indenture, dated as of September 16, 2015, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in September 2018, a form of Lowe’s Companies, Inc.’s 3.375% Notes maturing in September 2025 and a form of Lowe’s Companies, Inc.’s 4.375% Notes maturing in September 2045.	8-K	001-07898	4.1	September 16, 2015

4.14	Thirteenth Supplemental Indenture, dated as of April 20, 2016, to the Amended and Restated Indenture, dated as of December 1, 1995, between Lowe’s Companies, Inc. and U.S. Bank National Association, as trustee, including as exhibits thereto a form of Lowe’s Companies, Inc.’s Floating Rate Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 1.15% Notes maturing in April 2019, a form of Lowe’s Companies, Inc.’s 2.50% Notes maturing in April 2026 and a form of Lowe’s Companies, Inc.’s 3.70% Notes maturing in April 2046.	8-K	001-07898	4.1	April 20, 2016

4.15	Fourteenth Supplemental Indenture, dated as of May 3, 2017, between Lowe’s Companies, Inc. and U.S. Bank National Association, as successor trustee, including as exhibits thereto a form of 3.100% Notes due May 3, 2027 and a form of 4.050% Notes due May 3, 2047.	8-K	001-07898	4.1	May 3, 2017

4.16	Fifteenth Supplemental Indenture, dated as of April 5, 2019, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 3.650% Notes due April 5, 2029 and a form of 4.550% Notes due April 5, 2049.	8-K	001-07898	4.2	April 5, 2019

4.17	Sixteenth Supplemental Indenture, dated as of March 26, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 4.000% Notes due April 15, 2025, a form of 4.500% Notes due April 15, 2030, a form of 5.000% Notes due April 15, 2040 and a form of 5.125% Notes due April 15, 2050.	8-K	001-07898	4.2	March 27, 2020

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.18	Seventeenth Supplemental Indenture, dated as of October 22, 2020, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 1.300% Notes due April 15, 2028, a form of 1.700% Notes due October 15, 2030 and a form of 3.000% Notes due October 15, 2050.	8-K	001-07898	4.2	October 22, 2020

4.19	Eighteenth Supplemental Indenture, dated as of March 31, 2021, between Lowe’s Companies, Inc. and U.S. Bank National Association (as successor trustee), including as exhibits thereto a form of 2.625% Notes due April 1, 2031 and a form of 3.500% Notes due April 1, 2051.	8-K	001-07898	4.2	March 31, 2021

4.20	Nineteenth Supplemental Indenture, dated as of September 20, 2021, between Lowe’s Companies, Inc. and U.S. Bank Association (as successor trustee), including as exhibits thereto a form of 1.700% Notes due September 15, 2028 and a form of 2.800% Notes due September 15, 2041.	8-K	001-07898	4.2	September 20, 2021

4.21	Twentieth Supplemental Indenture, dated as of March 24, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 3.350% Notes due April 1, 2027, a form of 3.750% Notes due April 1, 2032, a form of 4.250% notes due April 1, 2052 and a form of 4.450% Notes due April 1, 2062.	8-K	001-07898	4.2	March 24, 2022

4.22	Twenty-First Supplemental Indenture, dated as of September 8, 2022, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 4.400% Notes due September 8, 2025, a form of 5.000% Notes due April 15, 2033, a form of 5.625% notes due April 15, 2053 and a form of 5.800% Notes due September 15, 2062.	8-K	001-07898	4.2	September 8, 2022

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.23	Twenty-Second Supplemental Indenture, dated as of March 30, 2023, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee). including as exhibits thereto a form of 4.800% Notes due April 1, 2026, a form of 5.150% Notes due July 1, 2033, a form of 5.750% notes due July 1, 2053 and a form of 5.850% Notes due April 1, 2063.	8-K	001-07898	4.2	March 30, 2023

4.24	Twenty-Third Supplemental Indenture, dated as of September 30, 2025, between Lowe’s Companies, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association as successor trustee), including as exhibits thereto a form of 3.950% Notes due October 15, 2027, and form of 4.000% Notes due October 15, 2028, a form of 4.250% Notes due March 15, 2031, a form of 4.500% Notes due October 15, 2032 and a form of 4.850% Notes due October 15, 2035.	8-K	001-07898	4.2	September 30, 2025

4.25	Third Amended and Restated Credit Agreement, dated as of December 14, 2021, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank. National Association, as co-syndication agents and letter of credit issuers, and Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	December 15, 2021

4.26	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 17, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, and the other lenders party thereto.	8-K	001-07898	10.1	January 23, 2023

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.27	Amended and Restated Credit Agreement, dated as of September 1, 2023, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and letter of credit issuers, Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as co-documentation agents, and the other lenders party thereto.	8-K	001-07898	10.1	September 7, 2023

4.28	Description of Securities.	10-K	001-07898	4.27	March 25, 2024

10.1	Lowe’s Companies, Inc. Directors’ Deferred Compensation Plan, as amended and restated May 28, 2021.*	10-Q	001-07898	10.1	August 26, 2021

10.2	Lowe’s Companies, Inc. 2020 Employee Stock Purchase Plan.*	S-8	333-249586	99.1	October 21, 2020

10.3	Lowe’s Companies Benefit Restoration Plan, as amended and restated as of January 1, 2025.*‡	10-K	001-07898	10.3	March 24, 2025

10.4	Lowe’s Companies, Inc. Cash Deferral Plan, as amended and restated as of January 1, 2025.*‡	10-K	001-07898	10.4	March 24, 2025

10.5	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Outside Directors.*	10-Q	001-07898	10.1	September 3, 2019

10.6	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*	10-Q	001-07898	10.2	August 25, 2022

10.7	Form of Lowe’s Companies, Inc. Deferred Stock Unit Agreement for Nonemployee Directors.*	10-Q	001-07898	10.1	August 30, 2023

10.8	Lowe’s Companies, Inc. 2006 Long Term Incentive Plan, as amended and restated effective as of May 27, 2022.*	8-K	001-07898	10.1	June 2, 2022

10.9	Lowe’s Companies, Inc. 2016 Annual Incentive Plan, effective as of February 1, 2016.*	DEF 14A	001-07898	Appendix C	April 11, 2016

10.10	Offer Letter between Marvin R. Ellison and Lowe’s Companies, Inc. entered into on May 21, 2018.*	8-K	001-07898	10.1	May 22, 2018

10.11	Offer Letter between Lowe’s Companies, Inc. and Joseph M. McFarland III entered into on July 18, 2018.*	10-Q	001-07898	10.2	September 4, 2018

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12	Offer Letter between Lowe’s Companies, Inc. and William P. Boltz entered into on July 15, 2018.*	10-K	001-07898	10.20	March 21, 2022

10.13	Offer Letter between Lowe’s Companies, Inc. and Seemantini Godbole entered into on October 30, 2018.*	10-K	001-07898	10.21	March 21, 2022

10.14	Offer Letter between Lowe’s Companies, Inc. and Brandon J. Sink entered into on April 8, 2022.*	8-K	001-07898	10.1	April 8, 2022

10.15	Offer Letter between Lowe’s Companies, Inc. and Juliette W. Pryor entered into on March 15, 2023.*‡	10-K	001-07898	10.24	March 25, 2024

10.16	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement for Tier I Officers.*	10-K	001-07898	10.28	March 23, 2020

10.17	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement for Tier I Officers.*	10-Q	001-07898	10.2	June 3, 2019

10.18	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement for Tier I Officers.*	10-Q	001-07898	10.6	June 3, 2019

10.19	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier I Senior Officers.*	10-Q	001-07898	10.7	August 1, 2025

10.20	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*	10-Q	001-07898	10.1	November 25, 2020

10.21	Form of Lowe’s Companies, Inc. Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.2	May 28, 2020

10.22	Form of Lowe’s Companies, Inc. Director Indemnification Agreement.*	10-Q	001-07898	10.6	December 6, 2018

10.23	Form of Lowe’s Companies, Inc. Officer Indemnification Agreement.*	10-K	001-07898	10.43	April 2, 2019

10.24	Form of Lowe’s Companies, Inc. 2021 Restricted Stock Award Agreement.*	10-Q	001-07898	10.4	May 27, 2021

10.25	Form of Lowe’s Companies, Inc. 2021 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 27, 2021

10.26	Form of Lowe’s Companies, Inc. 2021 Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.3	May 27, 2021

10.27	Form of Lowe’s Companies, Inc. 2022 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	May 26, 2022

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.28	Lowe’s Companies, Inc. Severance Plan for Senior Officers as amended and restated May 26, 2022.*	10-Q	001-07898	10.1	November 27, 2024

10.29	Form of Lowes Companies, Inc. 2023 Non-Qualified Stock Option Agreement.*	10-Q	001-07898	10.1	June 1, 2023

10.30	Form of Lowes Companies, Inc. 2023 Performance Share Unit Award Agreement.*	10-Q	001-07898	10.2	June 1, 2023

10.31	Form of Lowes Companies, Inc. 2023 Restricted Stock Award Agreement.*	10-Q	001-07898	10.3	June 1, 2023

10.32	Credit Agreement, dated as of September 16, 2025, by and among, among others, Lowe’s Companies, Inc., Bank of America, N.A., as administrative processing agent, co-administrative agent, swing line lender and letter of credit issuer, Wells Fargo Bank, National Association, as co-administrative agent and letter of credit issuer, U.S. Bank National Association, as syndication agent and L/C issuer, the co-documentation agents party thereto, the joint lead arrangers and joint bookrunners party thereto, and the lenders party thereto.	8-K	001-07898	10.1	September 19, 2025

10.33	Term Loan Credit Agreement, dated as of September 16, 2025, by and among, among others, Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, the co-documentation agents party thereto, the joint lead arrangers and joint bookrunners party thereto, the lenders party thereto.	8-K	001-07898	10.2	September 19, 2025

10.34	364-Day Revolving Credit Agreement, dated as of September 16, 2025, by and among, among others, Lowe’s Companies, Inc., Bank of America, N.A., as administrative processing agent and co-administrative agent, Wells Fargo Bank, National Association, as co-administrative agent, U.S. Bank National Association, as syndication agent, the co-documentation agents party thereto, the joint lead arrangers and joint bookrunners party thereto, and the lenders party thereto.	8-K	001-07898	10.3	September 19, 2025

10.35	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 16, 2025, by and among Lowe’s Companies, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.	8-K	001-07898	10.4	September 19, 2025

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.36	Stock Purchase Agreement, dated as of August 19, 2025, by and among Lowe’s Companies, Inc., ASP Flag Parent Holdings, Inc. and ASP Flag Holdings LP.	8-K	001-07898	2.1	August 20, 2025

19.1	Lowe’s Companies, Inc. Insider Trading Policy and Trading Window and Pre-Clearance Policy.‡	10-K	001-07898	19.1	March 24, 2025

21.1	List of Subsidiaries.‡

23.1	Consent of Deloitte & Touche LLP.‡

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

97.1	Lowe’s Companies, Inc. Rule 10D-1 Compensation Recovery (Clawback) Policy.	10-K	001-07898	97.1	March 25, 2024

97.2	Lowe’s Companies, Inc. Senior Officer Compensation Recovery (Clawback) Policy.	10-K	001-07898	97.2	March 25, 2024

99.1	Lowe’s 401(k) Plan, as amended and restated, executed on July 15, 2024 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).	10-Q	001-07898	99.1	August 29, 2024

99.2	Amendment Number 2024-1 (Plan Loans) to the Lowe’s 401(k) Plan, effective as of January 1, 2025 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡	10-K	001-07898	99.2	March 24, 2025

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
99.3	Amendment Number 2024-2 (RMDs) to the Lowe’s 401(k) Plan, effective January 1, 2025 (filed to include this amendment as an exhibit to the Registration Statement on Form S-8, Registration No.033-29772).‡	10-K	001-07898	99.3	March 24, 2025

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	XBRL Taxonomy Extension Schema Document.‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

March 23, 2026	By: /s/ Marvin R. Ellison
Date	Marvin R. Ellison Chairman, President and Chief Executive Officer

March 23, 2026	By: /s/ Brandon J. Sink
Date	Brandon J. Sink Executive Vice President, Chief Financial Officer

March 23, 2026	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

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

/s/ Marvin R. Ellison	Chairman, President and Chief Executive Officer	March 23, 2026
Marvin R. Ellison		Date

/s/ Raul Alvarez	Director	March 23, 2026
Raul Alvarez		Date

/s/ Scott H. Baxter	Director	March 23, 2026
Scott H. Baxter		Date

/s/ Sandra B. Cochran	Director	March 23, 2026
Sandra B. Cochran		Date

/s/ Laurie Z. Douglas	Director	March 23, 2026
Laurie Z. Douglas		Date

/s/ Richard W. Dreiling	Director	March 23, 2026
Richard W. Dreiling		Date

/s/ Navdeep Gupta	Director	March 23, 2026
Navdeep Gupta		Date

/s/ Brian C. Rogers	Director	March 23, 2026
Brian C. Rogers		Date

/s/ Bertram L. Scott	Director	March 23, 2026
Bertram L. Scott		Date

/s/ Lawrence Simkins	Director	March 23, 2026
Lawrence Simkins		Date

/s/ Colleen Taylor	Director	March 23, 2026
Colleen Taylor		Date

/s/ Mary Beth West	Director	March 23, 2026
Mary Beth West		Date

