Form 10-Q
period 2026-05-01
LOWES COMPANIES INC
filed 2026-05-28
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 5/26/2026
Common Stock, $0.50 par value	560,707,041

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

i

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “scenario”, “guidance”, and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives (including objectives related to environmental and social matters), business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services including customer acceptance of new offerings and initiatives, macroeconomic conditions and consumer spending, trade policy changes and tariffs, share repurchases, and Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended
	May 1, 2026		May 2, 2025
Current Earnings	Amount	% Sales	Amount	% Sales
Net sales	$23,078	100.00%	$20,930	100.00%
Cost of sales	15,535	67.32	13,944	66.62
Gross margin	7,543	32.68	6,986	33.38
Expenses:
Selling, general and administrative	4,423	19.16	4,046	19.33
Depreciation and amortization	566	2.45	446	2.13
Operating income	2,554	11.07	2,494	11.92
Interest – net	399	1.73	337	1.61
Pre-tax earnings	2,155	9.34	2,157	10.31
Income tax provision	527	2.29	516	2.47
Net earnings	$1,628	7.05%	$1,641	7.84%

Weighted average common shares outstanding - basic	559		559
Basic earnings per common share	$2.90		$2.93
Weighted average common shares outstanding - diluted	560		560
Diluted earnings per common share	$2.90		$2.92

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended
	May 1, 2026		May 2, 2025
	Amount	% Sales	Amount	% Sales
Net earnings	$1,628	7.05%	$1,641	7.84%
Cash flow hedges – net of tax	(3)	(0.01)	(3)	(0.01)
Other	(2)	(0.01)	—	—
Other comprehensive loss	(5)	(0.02)	(3)	(0.01)
Comprehensive income	$1,623	7.03%	$1,638	7.83%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	May 1, 2026	May 2, 2025	January 30, 2026
Assets
Current assets:
Cash and cash equivalents	$786	$3,054	$982
Short-term investments	458	368	370
Receivables - net	1,151	96	1,090
Merchandise inventory - net	18,447	18,335	17,300
Other current assets	1,320	822	1,213
Total current assets	22,162	22,675	20,955
Property, less accumulated depreciation	18,254	17,636	18,362
Operating lease right-of-use assets	4,182	3,799	4,303
Long-term investments	247	300	319
Deferred income taxes - net	—	118	—
Goodwill	3,945	311	3,945
Intangible assets - net	5,807	274	5,908
Other assets	344	259	352
Total assets	$54,941	$45,372	$54,144

Liabilities and shareholders' deficit
Current liabilities:
Short-term borrowings	$380	$—	$—
Current maturities of long-term debt	810	4,183	2,431
Current operating lease liabilities	662	562	713
Accounts payable	11,975	11,235	9,762
Accrued compensation and employee benefits	972	853	1,285
Deferred revenue	1,629	1,500	1,477
Other current liabilities	3,846	4,055	3,795
Total current liabilities	20,274	22,388	19,463
Long-term debt, excluding current maturities	36,751	30,541	37,490
Noncurrent operating lease liabilities	3,937	3,669	4,043
Deferred income taxes - net	1,239	—	1,039
Deferred revenue - Lowe's protection plans	1,248	1,266	1,262
Other liabilities	762	762	764
Total liabilities	64,211	58,626	64,061

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 561 million, 560 million, and 561 million, respectively	280	280	281
Capital in excess of par value	68	13	370
Accumulated deficit	(9,884)	(13,833)	(10,839)
Accumulated other comprehensive income	266	286	271
Total shareholders' deficit	(9,270)	(13,254)	(9,917)
Total liabilities and shareholders' deficit	$54,941	$45,372	$54,144

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended May 1, 2026
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 30, 2026	561	$281	$370	$(10,839)	$271	$(9,917)
Net earnings	—	—	—	1,628	—	1,628
Other comprehensive loss	—	—	—	—	(5)	(5)
Cash dividends declared, $1.20 per share	—	—	—	(673)	—	(673)
Share-based payment expense	—	—	60	—	—	60
Repurchases of common stock	(1)	(1)	(364)	—	—	(365)
Issuance of common stock under share-based payment plans	1	—	2	—	—	2
Balance May 1, 2026	561	$280	$68	$(9,884)	$266	$(9,270)

	Three Months Ended May 2, 2025
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 31, 2025	560	$280	$—	$(14,799)	$288	$(14,231)
Net earnings	—	—	—	1,641	—	1,641
Other comprehensive loss	—	—	—	—	(2)	(2)
Cash dividends declared, $1.15 per share	—	—	—	(645)	—	(645)
Share-based payment expense	—	—	53	—	—	53
Repurchases of common stock	(1)	(1)	(41)	(30)	—	(72)
Issuance of common stock under share-based payment plans	1	1	1	—	—	2
Balance May 2, 2025	560	$280	$13	$(13,833)	$286	$(13,254)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Three Months Ended
	May 1, 2026	May 2, 2025
Cash flows from operating activities:
Net earnings	$1,628	$1,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	644	507
Noncash lease expense	169	131
Deferred income taxes	203	126
Loss on property and other assets - net	4	20
Share-based payment expense	65	58
Changes in operating assets and liabilities:
Accounts receivable	(63)	(3)
Merchandise inventory – net	(1,145)	(926)
Other operating assets	(125)	(103)
Accounts payable	2,212	1,945
Other operating liabilities	(242)	(17)
Net cash provided by operating activities	3,350	3,379

Cash flows from investing activities:
Purchases of investments	(337)	(391)
Proceeds from sale/maturity of investments	319	375
Capital expenditures	(521)	(518)
Proceeds from sale of property and other long-term assets	6	2
Other – net	32	(1)
Net cash used in investing activities	(501)	(533)

Cash flows from financing activities:
Net change in commercial paper	378	—
Repayment of debt	(2,376)	(778)
Proceeds from issuance of common stock under share-based payment plans	2	2
Cash dividend payments	(674)	(645)
Repurchases of common stock	(363)	(112)
Other – net	(12)	(20)
Net cash used in financing activities	(3,045)	(1,553)

Net (decrease)/increase in cash and cash equivalents	(196)	1,293
Cash and cash equivalents, beginning of period	982	1,761
Cash and cash equivalents, end of period	$786	$3,054

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of May 1, 2026, and May 2, 2025, and the statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the three months ended May 1, 2026, and May 2, 2025. The January 30, 2026, consolidated balance sheet was derived from the audited financial statements.

The Company consolidates the financial results of Foundation Building Materials (FBM) and Artisan Design Group (ADG) on a one-month lag due to differences in reporting calendars.

These interim condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Lowe’s Companies, Inc. (the Company) Annual Report on Form 10-K for the fiscal year ended January 30, 2026 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

Reclassifications
Receivables-net, Goodwill, and Intangible assets-net for the prior period ended May 2, 2025, were reclassified to conform with current period presentation and were previously included in Other current assets and Other assets on the consolidated balance sheets.

Accounting Pronouncements Not Yet Adopted

Accounting pronouncements not disclosed in this Form 10-Q or in the Annual Report are either not applicable to the Company or are not expected to have a material impact to the Company.

Note 2: Acquisitions

Artisan Design Group (ADG)

On June 2, 2025, the Company completed the acquisition of ADG for an aggregate cash purchase price of $1.3 billion. Acquisition-related costs were expensed as incurred. ADG is a leading nationwide provider of design, distribution and installation services for interior surface finishes, including flooring, cabinets and countertops, to national, regional and local home builders and property managers. The acquisition has enhanced the Company’s Pro customer offerings by expanding its presence into a new distribution channel within a highly fragmented market.

Intangible assets acquired totaled $714 million and include trademarks of $130 million with a useful life of 15 years, customer relationships of $550 million with a useful life of 20 years, backlog of $26 million, and non-compete agreements of $8 million with a useful life of 5 years, each of which are included in the intangible assets - net line item within the accompanying consolidated balance sheets. Goodwill of $366 million is primarily attributable to synergies associated with the acquisition. We expect $302 million of goodwill to be deductible for tax purposes.

Foundation Building Materials (FBM)

On October 9, 2025, the Company completed the acquisition of FBM for an aggregate cash purchase price of $8.8 billion. Acquisition-related costs were expensed as incurred. FBM strengthens the Company’s Total Home strategy by expanding our offerings to Pro customers through enhanced capabilities, faster fulfillment, improved digital tools, a robust trade credit platform, and significant cross-selling opportunities between FBM and Lowe's.

Intangible assets acquired totaled $5,041 million, and include trademarks of $950 million with a useful life of 15 years, customer relationships of $3,920 million with a useful life of 20 years, backlog of $75 million, and a non-compete agreement of

$96 million with a useful life of 5 years, each of which are included in the intangible assets - net line item within the accompanying consolidated balance sheets. Goodwill of $3,254 million is primarily attributable to synergies associated with the acquisition. We expect $993 million of goodwill to be deductible for tax purposes.

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

We have prepared analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition dates. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition dates as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. Measurement period adjustments recorded were immaterial as of May 1, 2026.

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

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended
	May 1, 2026	May 2, 2025
Products	$22,055	$20,169
Services	706	544
Other	317	217
Net sales	$23,078	$20,930

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

(In millions)	Classification	May 1, 2026	May 2, 2025	January 30, 2026
Anticipated sales returns	Other current liabilities	$251	$245	$178
Right of return assets	Other current assets	153	144	109

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

(In millions)	May 1, 2026	May 2, 2025	January 30, 2026
Retail deferred revenue	$1,157	$1,001	$936
Stored-value cards deferred revenue	472	499	541
Deferred revenue	$1,629	$1,500	$1,477

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	May 1, 2026	May 2, 2025	January 30, 2026
Deferred revenue - Lowe’s protection plans	$1,248	$1,266	$1,262

	Three Months Ended
(In millions)	May 1, 2026	May 2, 2025
Lowe’s protection plans deferred revenue recognized into sales	$144	$143
Lowe’s protection plans claim expenses	61	58

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division:

	Three Months Ended
	May 1, 2026		May 2, 2025
(In millions)	Net Sales	%	Net Sales	%
Home Décor[1]	$7,174	31.1%	$7,095	33.9%
Building Products[2]	6,813	29.5	6,839	32.7
Hardlines[3]	6,786	29.4	6,572	31.4
Other	551	2.4	424	2.0
Retail Home Improvement	21,324	92.4	20,930	100.0
Other segment net sales	1,754	7.6	—	—
Total	$23,078	100.0%	$20,930	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Home Décor includes the following product categories: Appliances, Flooring, Kitchens & Bath, and Paint.
2    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.
3    Hardlines includes the following product categories: Lawn & Garden, Power Equipment, Seasonal & Outdoor Living, and Tools & Hardware.

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended
	May 1, 2026	May 2, 2025
United States	$23,010	$20,930
Canada	68	—
Net Sales	$23,078	$20,930

Note 4: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	May 1, 2026	May 2, 2025	January 30, 2026
Short-term restricted investments	$458	$368	$370
Long-term restricted investments	247	300	319
Total restricted investments	$705	$668	$689

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 1, 2026, May 2, 2025, and January 30, 2026:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	May 1, 2026	May 2, 2025	January 30, 2026
Available-for-sale debt securities:
U.S. Treasury securities	Short-term investments	Level 1	$185	$205	$195
Money market funds	Short-term investments	Level 1	90	79	81
Corporate debt securities	Short-term investments	Level 2	84	9	32
Certificates of deposit	Short-term investments	Level 1	53	10	31
Foreign government debt securities	Short-term investments	Level 2	34	4	21
Municipal obligations	Short-term investments	Level 2	9	2	10
Commercial paper	Short-term investments	Level 2	3	59	—
U.S. Treasury securities	Long-term investments	Level 1	199	140	211
Corporate debt securities	Long-term investments	Level 2	44	115	92
Foreign government debt securities	Long-term investments	Level 2	4	38	16
Municipal obligations	Long-term investments	Level 2	—	7	—
Derivative instruments:
Fixed-to-floating interest rate swaps	Other current liabilities	Level 2	$16	$6	$15
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	—	33	—

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

The Company has performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business which is classified as a Level 3 long-term investment, and such contingent consideration had an estimated fair value of zero as of May 1, 2026, May 2, 2025, and January 30, 2026. The Company’s measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 1, 2026, and May 2, 2025, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Fair Value Disclosures

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. As further described in Note 9, certain long-term debt is associated with a fair value hedge and the changes in fair value of the hedged debt is included in the carrying value of long-term debt in the consolidated balance sheets. The fair values of the Company’s unsecured notes were estimated using quoted market prices.

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations and the 2025 Term Loan, are as follows:

	May 1, 2026		May 2, 2025		January 30, 2026
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$35,186	$32,070	$34,275	$30,563	$37,530	$34,907

Note 6: Goodwill and Intangible Assets

Goodwill

There were no changes to the carrying amount of goodwill by reportable segment as of May 1, 2026, from the amounts previously disclosed in the Company’s Annual Report for the fiscal year ended January 30, 2026.

As of May 1, 2026, the Company does not have any goodwill impairment.

Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets, consist of the following:

	May 1, 2026			May 2, 2025			January 30, 2026
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer-related	$4,722	$(233)	$4,489	$239	$(100)	$139	$4,722	$(174)	$4,548
Trademarks and trade names	1,100	(58)	1,042	20	(19)	1	1,100	(40)	1,060
Other	207	(65)	142	—	—	—	208	(42)	166
Total definite-lived intangible assets	$6,029	$(356)	$5,673	$259	$(119)	$140	$6,030	$(256)	$5,774

Indefinite-lived intangible assets:
Trademark	$134	$—	$134	$134	$—	$134	$134	$—	$134
Total intangible assets	$6,163	$(356)	$5,807	$393	$(119)	$274	$6,164	$(256)	$5,908

Our intangible asset amortization expense was $100 million and $3 million for the three months ended May 1, 2026, and May 2, 2025, respectively.
Note 7: Accounts Payable
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

(In millions)	May 1, 2026	May 2, 2025	January 30, 2026
Financed payment obligations	$1,438	$1,606	$1,440

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

The 2025 Credit Agreement and the 2023 Credit Agreement (collectively the Long-Term Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Long-Term Credit Agreements are reduced by the amount of borrowings under the commercial paper program. Outstanding borrowings under the Company’s commercial paper program were $380 million, with a weighted average interest rate of 3.84%, as of May 1, 2026. There were no outstanding borrowings under the Company’s Long-Term Credit Agreements as of May 1, 2026. As of May 2, 2025 and January 30, 2026, there were no outstanding borrowings under the Company’s commercial paper program or the Long-Term Credit Agreements.

On September 16, 2025, the Company also entered into a $1.0 billion 364-day unsecured revolving credit agreement (collectively with the Long-Term Credit Agreements the “Revolving Credit Facilities”) which has a maturity date of September 2026 and had no outstanding borrowings as of May 1, 2026.

Total combined availability under the Revolving Credit Facilities was $4.6 billion as of May 1, 2026.

Long-Term Debt

On September 16, 2025, the Company entered into a $2.0 billion unsecured term loan credit agreement (2025 Term Loan) which has a maturity date of October 2028. There was $2.0 billion in outstanding borrowings under the 2025 Term Loan as of May 1, 2026, with an interest rate of 4.661%.

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

Note 9: Derivative Instruments

The Company utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	May 1, 2026	May 2, 2025	January 30, 2026
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$550	$850	$550

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

Note 10: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of May 1, 2026, the Company had $10.5 billion remaining in its share repurchase program.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three months ended May 1, 2026, and May 2, 2025, were as follows:

	Three Months Ended
	May 1, 2026		May 2, 2025
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	1.2	$302	—	$1
Shares withheld from employees	0.3	63	0.3	71
Total share repurchases	1.5	$365	0.3	$72
1 Includes excise tax on share repurchases in excess of issuances as part of the cost basis of the shares acquired.

Note 11: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three months ended May 1, 2026, and May 2, 2025:

	Three Months Ended
(In millions, except per share data)	May 1, 2026	May 2, 2025
Basic earnings per common share:
Net earnings	$1,628	$1,641
Less: Net earnings allocable to participating securities	(5)	(5)
Net earnings allocable to common shares, basic	$1,623	$1,636
Weighted-average common shares outstanding	559	559
Basic earnings per common share	$2.90	$2.93
Diluted earnings per common share:
Net earnings	$1,628	$1,641
Less: Net earnings allocable to participating securities	(5)	(5)
Net earnings allocable to common shares, diluted	$1,623	$1,636
Weighted-average common shares outstanding	559	559
Dilutive effect of non-participating share-based awards	1	1
Weighted-average common shares, as adjusted	560	560
Diluted earnings per common share	$2.90	$2.92

Anti-dilutive securities excluded from diluted weighted-average common shares	0.3	0.2

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended
(In millions)	May 1, 2026	May 2, 2025
Long-term debt	$402	$358
Short-term borrowings	2	—
Lease obligations	4	5
Interest income	(9)	(25)
Interest capitalized	(2)	(2)
Interest on tax uncertainties	1	1
Other	1	—
Interest – net	$399	$337

Supplemental disclosures of cash flow information:

	Three Months Ended
(In millions)	May 1, 2026	May 2, 2025
Cash paid for interest, net of amount capitalized	$751	$665
Cash paid for income taxes – net	47	45
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$14	$13
Leased assets obtained in exchange for new operating lease liabilities[1]	51	203
Cash dividends declared but not paid	673	645
1 Excludes $35 million of leases signed but not yet commenced as of May 1, 2026.

Note 13: Segment Information

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

The following table presents the Company’s operating income results for its Retail Home Improvement reportable segment, including significant segment expenses:

	Three Months Ended
	May 1, 2026		May 2, 2025
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales
Net Sales	$21,324	100.00%	$20,930	100.00%
Less:
Cost of sales	14,079	66.02	13,944	66.62
Expenses:
Employee compensation and benefits	2,847	13.35	2,812	13.44
Occupancy and facility costs	492	2.31	469	2.24
Advertising	207	0.97	199	0.95
Other segment items[1]	647	3.03	566	2.70
Selling, general and administrative:	4,193	19.66	4,046	19.33

Depreciation and amortization	466	2.19	446	2.13
Operating income	$2,586	12.13%	$2,494	11.92%
1    Other segment items primarily include financial services costs, technology service costs, insurance costs, impairment costs, and store environment initiative and display costs.

The following table presents a reconciliation of our Retail Home Improvement results to our consolidated totals:

	May 1, 2026
	Retail Home Improvement		Other		Consolidated
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$21,324	100.00%	$1,754	100.00%	$23,078	100.00%
Operating income	2,586	12.13	(32)	(1.82)	2,554	11.07
Interest – net					399	1.73
Pre-tax earnings					2,155	9.34
Income tax provision					527	2.29
Net earnings					$1,628	7.05%

Prior to the fourth quarter of 2025, Retail Home Improvement was our only operating segment and represented our total Company consolidated results. Therefore, a reconciliation to our consolidated totals is not applicable for the quarter ended May 2, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of May 1, 2026 and May 2, 2025, the related condensed consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows, for the three-month periods ended May 1, 2026 and May 2, 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 30, 2026, and the related consolidated statements of earnings, comprehensive income, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2026, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 28, 2026

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three months ended May 1, 2026, and May 2, 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2025. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our financial results:

	Three Months Ended
(in millions, except per share data)	May 1, 2026	May 2, 2025
Net sales	$23,078	$20,930
Net earnings	1,628	1,641
Diluted earnings per share	$2.90	$2.92
Adjusted diluted earnings per share	$3.03	N/A

Net cash provided by operating activities	$3,350	$3,379
Capital expenditures	521	518
Repurchases of common stock[1]	365	72
Cash dividend payments	674	645
1    Repurchases of common stock on a trade-date basis.

Net sales in the first quarter of fiscal 2026 improved 10.3% to $23.1 billion compared to net sales of $20.9 billion in the first quarter of fiscal 2025. Comparable sales for the first quarter of fiscal 2026 increased 0.6%, consisting of an increase in comparable average ticket of 1.5%, partially offset by a decrease of 0.9% in comparable customer transactions. Net earnings in the first quarter of fiscal 2026 remained consistent with the first quarter of fiscal 2025 at $1.6 billion. Diluted earnings per common share were $2.90 in the first quarter of fiscal 2026 compared to $2.92 in the first quarter of fiscal 2025. Included in the first quarter of 2026 results are pre-tax expenses of $96 million consisting of intangible asset amortization related to the acquisitions of ADG and FBM. Excluding the impact of this item, adjusted diluted earnings per common share were $3.03 in the first quarter of 2026 (see the non-GAAP financial measures discussion).

For the first three months of fiscal 2026, cash flows from operating activities were approximately $3.4 billion, with $521 million used for capital expenditures. Continuing to deliver on our commitment to return cash to shareholders, during the first quarter of fiscal 2026, we paid $674 million in dividends and repaid $2.4 billion of bond maturities as we continued to progress toward our deleveraging commitment.

The first quarter of fiscal 2026 continued to reflect a challenging macroeconomic environment. In addition, winter storms impacted the start of the quarter and delayed the beginning of the spring selling season. As weather improved, customers responded to our seasonal offerings, and we were encouraged by the improvement in demand.

Despite these conditions, we delivered solid first quarter results through disciplined execution and continued progress against our Total Home strategy. We continued to drive growth in Pro, Online and Home Services, supported by our loyalty program, expanded fulfillment options and ongoing investments in technology and productivity initiatives. We remain focused on disciplined execution, productivity and strategic investments that position Lowe’s for sustainable long-term growth.

Tariffs
Beginning in 2025, the United States enacted significant changes to its trade policy and imposed a series of new tariffs on most imported goods. For 2026, the tariff environment remains dynamic and subject to ongoing modification, including court rulings, changes to existing tariffs and potential for additional tariffs this year. We continue to monitor and comply with these changes and evaluate potential impacts, including possible adjustments to our merchandise assortment, pricing, and global supply chain strategies. The Company is the importer of record for certain imported products and pays tariffs directly. The Supreme Court declared on February 20, 2026 that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. Significant uncertainty remains as to the refund of IEEPA tariffs, including potential for appeal, timing of eligibility in future refund phases, and ultimate amounts to be received.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales
	May 1, 2026	May 2, 2025
Net sales	100.00%	100.00%	N/A
Gross margin	32.68	33.38	(70)
Expenses:
Selling, general and administrative	19.16	19.33	(17)
Depreciation and amortization	2.45	2.13	32
Operating income	11.07	11.92	(85)
Interest – net	1.73	1.61	12
Pre-tax earnings	9.34	10.31	(97)
Income tax provision	2.29	2.47	(18)
Net earnings	7.05%	7.84%	(79)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended
Other Metrics	May 1, 2026	May 2, 2025
Comparable sales increase/(decrease) [1]	0.6%	(1.7)%
Customer transactions (in millions) [2]	197	199
Average ticket [2]	$107.65	$105.12
At end of period:
Number of retail stores	1,759	1,750
Sales floor square feet (in millions)	196	195
Average retail store size selling square feet (in thousands) [3]	112	112
Net earnings to average debt and shareholders’ deficit	22.5%	26.7%
Return on invested capital [4]	26.8%	31.0%
1    A comparable location is a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales include online sales, which positively impacted first quarter fiscal 2026 and fiscal 2025 comparable sales by approximately 185 basis points and 65 basis points, respectively. Acquisitions are typically included in comparable sales after they have been owned for more than 12 months.
2 Customer transactions and average ticket represent metrics used by management to evaluate performance of our retail locations.

3    Average store size selling square feet is defined as sales floor square feet divided by the number of stores open at the end of the period.
4    Return on invested capital is calculated using a non-GAAP financial measure. See below for additional information and reconciliations of non-GAAP measures.

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in understanding the comparison of operational performance for fiscal 2026. Adjusted diluted earnings per share excludes the impact of a certain item, further described below.

Fiscal 2026 Impacts
During fiscal 2026, the Company recognized financial impacts from the following:

•In the first quarter of fiscal 2026, the Company recognized pre-tax expenses of $96 million consisting of intangible asset amortization related to the acquisitions of Artisan Design Group and Foundation Building Materials (Acquisition of businesses).

Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	May 1, 2026
	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$2.90
Non-GAAP adjustments – per share impacts
Acquisition of businesses	0.17	(0.04)	0.13
Adjusted diluted earnings per share			$3.03
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

	Four Quarters Ended
(In millions, except percentage data)	May 1, 2026	May 2, 2025
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,641	$6,843
Plus:
Interest expense – net	1,468	1,299
Operating lease interest	178	176
Provision for income taxes	2,104	2,166
Lease adjusted net operating profit	10,391	10,484
Less:
Income tax adjustment[1]	2,500	2,520
Lease adjusted net operating profit after tax	$7,891	$7,964

Denominator
Average debt and shareholders’ deficit[2]	$29,486	$25,661
Net earnings to average debt and shareholders’ deficit	22.5%	26.7%
Return on invested capital	26.8%	31.0%
1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.1% and 24.0% for the periods ended May 1, 2026, and May 2, 2025, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.

Results of Operations

Net Sales – Net sales in the first quarter of 2026 increased 10.3% to $23.1 billion. Comparable sales increased 0.6%, consisting of a 1.5% increase in comparable average ticket, partially offset by a 0.9% decline in comparable customer transactions.

During the first quarter of 2026, nine of our 13 product categories experienced positive comparable store sales, led by Rough Plumbing, Lawn & Garden, and Appliances. Strength in these categories reflects continued growth with our Pro customer and online, as well as our broad assortment of appliances available next-day to our customers in the majority of the United States.

Gross Margin – For the first quarter of 2026, gross margin as a percentage of sales decreased 70 basis points compared to 2025. The gross margin decline for the quarter was driven by the operational cost structure of acquisitions during 2025, partially offset by favorability from credit revenue.

SG&A – For the first quarter of 2026, SG&A expense leveraged 17 basis points as a percentage of sales compared to the first quarter of 2025, primarily due to the operational cost structure of acquisitions during 2025.

Depreciation and Amortization – Depreciation and amortization deleveraged 32 basis points as a percentage of sales for the first quarter of 2026 compared to 2025, primarily due to amortization of intangible assets of acquired businesses in 2025.

Interest – Net – Net interest expense for the first quarter of 2026 deleveraged 12 basis points as a percentage of sales primarily due to the costs related to the September 2025 debt issuance and the 2025 Term Loan.

Income Tax Provision – Our effective income tax rates were 24.5% and 23.9% for the three months ended May 1, 2026 and May 2, 2025, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return cash to shareholders in the form of dividends, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of May 1, 2026, we held $0.8 billion of cash and cash equivalents, as well as $4.6 billion in undrawn capacity on our Revolving Credit Facilities.

Cash Flows Provided by Operating Activities

	Three Months Ended
(In millions)	May 1, 2026	May 2, 2025
Net cash provided by operating activities	$3,350	$3,379

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the three months ended May 1, 2026, compared to the three months ended May 2, 2025, was primarily driven by changes in working capital and lower net earnings.

Cash Flows Used in Investing Activities

	Three Months Ended
(In millions)	May 1, 2026	May 2, 2025
Net cash used in investing activities	$(501)	$(533)

Net cash used in investing activities primarily consists of transactions related to capital expenditures. Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. Capital expenditures were $521 million and $518 million for the three months ended May 1, 2026, and May 2, 2025, respectively. For fiscal 2026, our guidance for capital expenditures is approximately $2.5 billion.

Cash Flows Used in Financing Activities

	Three Months Ended
(In millions)	May 1, 2026	May 2, 2025
Net cash used in financing activities	$(3,045)	$(1,553)

Net cash used in financing activities primarily consists of transactions related to our debt and cash dividend payments.

Debt

The 2025 Credit Agreement and the 2023 Credit Agreement (collectively the Long-Term Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Long-Term Credit Agreements are reduced by the amount of borrowings under the commercial paper program. As of May 1, 2026, the Company had outstanding borrowings under the commercial paper program of $380 million.

The following table includes additional information related to our debt for the three months ended May 1, 2026, and May 2, 2025:

	Three Months Ended
(In millions)	May 1, 2026	May 2, 2025
Repayment of debt	(2,376)	(778)
Net change in commercial paper	378	—
Maximum commercial paper outstanding at any period	1,000	—
Weighted-average interest rate of short-term borrowings outstanding	3.84%	—%

Share Repurchases

We have a share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities on share-based payments. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the three months ended May 1, 2026, and May 2, 2025:

	Three Months Ended
(In millions, except per share data)	May 1, 2026	May 2, 2025
Total amount paid for share repurchases[1]	$363	$112
Total number of shares repurchased	1.5	0.5
Average price paid per share	$243.36	$243.44
1 Excludes unsettled share repurchases and unpaid excise taxes.

As of May 1, 2026, we had $10.5 billion remaining available under our share repurchase program with no expiration date.

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $1.15 per share for the three months ended May 2, 2025, to $1.20 per share for the three months ended May 1, 2026.

Capital Resources

We expect to maintain our investment grade rating and have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of May 28, 2026, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, including changes in interest rates, transportation costs, and commodity prices. The Company’s market risks have not changed materially from those disclosed in the Annual Report for the fiscal year ended January 30, 2026.

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e)

promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 1, 2026, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our distribution and replenishment systems, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended May 1, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 23, 2026.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended May 1, 2026:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2,3]
January 31, 2026 - February 27, 2026	339	$282.80	—	$10,786,142,988
February 28, 2026 - April 3, 2026	1,489,283	243.36	1,224,766	10,486,130,126
April 4, 2026 - May 1, 2026	793	231.35	—	10,486,130,126
As of May 1, 2026	1,490,415	$243.36	1,224,766	$10,486,130,126
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

Item 5. - Other Information

During the three months ended May 1, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

10.1	Form of Lowe’s Companies, Inc. Performance Share Unit Award Agreement.*

10.2	Form of Lowe’s Companies, Inc. Restricted Stock Award Agreement.*

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

May 28, 2026	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

