Form 10-Q
period 2026-07-31
LOWES COMPANIES INC
filed 2026-08-27
CIK 60667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT 8/25/2026
Common Stock, $0.50 par value	561,054,019

LOWE’S COMPANIES, INC.
- TABLE OF CONTENTS -

i

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements including words such as “believe”, “expect”, “anticipate”, “plan”, “desire”, “project”, “estimate”, “intend”, “will”, “should”, “could”, “would”, “may”, “strategy”, “potential”, “opportunity”, “outlook”, “scenario”, “guidance”, and similar expressions are forward-looking statements. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives (including objectives related to environmental and social matters), business outlook, priorities, sales growth, shareholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for products and services including customer acceptance of new offerings and initiatives, macroeconomic conditions and consumer spending, trade policy changes and additional tariffs and tariff refunds, share repurchases, and Lowe’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. Such statements involve risks and uncertainties and we can give no assurance that they will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

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

ii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lowe’s Companies, Inc.
Consolidated Statements of Earnings (Unaudited)
In Millions, Except Per Share and Percentage Data

	Three Months Ended				Six Months Ended
	July 31, 2026		August 1, 2025		July 31, 2026		August 1, 2025
Current Earnings	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$25,956	100.00%	$23,959	100.00%	$49,034	100.00%	$44,888	100.00%
Cost of sales	17,379	66.96	15,858	66.19	32,914	67.13	29,800	66.39
Gross margin	8,577	33.04	8,101	33.81	16,120	32.87	15,088	33.61
Expenses:
Selling, general and administrative	4,456	17.17	4,175	17.42	8,879	18.10	8,222	18.31
Depreciation and amortization	572	2.20	457	1.91	1,138	2.32	902	2.01
Operating income	3,549	13.67	3,469	14.48	6,103	12.45	5,964	13.29
Interest – net	374	1.44	313	1.31	773	1.58	650	1.45
Pre-tax earnings	3,175	12.23	3,156	13.17	5,330	10.87	5,314	11.84
Income tax provision	776	2.99	758	3.16	1,303	2.66	1,276	2.84
Net earnings	$2,399	9.24%	$2,398	10.01%	$4,027	8.21%	$4,038	9.00%

Weighted average common shares outstanding - basic	559		559		559		559
Basic earnings per common share	$4.28		$4.28		$7.18		$7.21
Weighted average common shares outstanding - diluted	560		560		560		560
Diluted earnings per common share	$4.27		$4.27		$7.17		$7.19

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
In Millions, Except Percentage Data

	Three Months Ended				Six Months Ended
	July 31, 2026		August 1, 2025		July 31, 2026		August 1, 2025
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net earnings	$2,399	9.24%	$2,398	10.01%	$4,027	8.21%	$4,038	9.00%
Cash flow hedges – net of tax	(3)	(0.01)	(4)	(0.01)	(7)	(0.02)	(7)	(0.02)
Other	(1)	—	(1)	(0.01)	(2)	—	—	—
Other comprehensive loss	(4)	(0.01)	(5)	(0.02)	(9)	(0.02)	(7)	(0.02)
Comprehensive income	$2,395	9.23%	$2,393	9.99%	$4,018	8.19%	$4,031	8.98%

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Balance Sheets (Unaudited)
In Millions, Except Par Value Data

	July 31, 2026	August 1, 2025	January 30, 2026
Assets
Current assets:
Cash and cash equivalents	$3,172	$4,860	$982
Short-term investments	235	396	370
Receivables - net	1,238	320	1,090
Merchandise inventory - net	17,737	16,342	17,300
Other current assets	960	721	1,213
Total current assets	23,342	22,639	20,955
Property, less accumulated depreciation	18,276	17,708	18,362
Operating lease right-of-use assets	4,071	3,887	4,303
Long-term investments	179	273	319
Deferred income taxes - net	—	140	—
Intangible assets - net	5,709	976	5,908
Goodwill	3,957	691	3,945
Other assets	347	300	352
Total assets	$55,881	$46,614	$54,144

Liabilities and shareholders' deficit
Current liabilities:
Current maturities of long-term debt	$2,352	$4,175	$2,431
Current operating lease liabilities	733	536	713
Accounts payable	11,076	9,513	9,762
Accrued compensation and employee benefits	1,168	1,098	1,285
Deferred revenue	1,609	1,558	1,477
Other current liabilities	4,194	4,742	3,795
Total current liabilities	21,132	21,622	19,463
Long-term debt, excluding current maturities	35,204	30,548	37,490
Noncurrent operating lease liabilities	3,734	3,801	4,043
Deferred income taxes - net	1,201	—	1,039
Deferred revenue - Lowe's protection plans	1,253	1,283	1,262
Other liabilities	794	760	764
Total liabilities	63,318	58,014	64,061

Shareholders' deficit:
Preferred stock, $5 par value: Authorized – 5.0 million shares; Issued and outstanding – none	—	—	—
Common stock, $0.50 par value: Authorized – 5.6 billion shares; Issued and outstanding – 561 million, 561 million, and 561 million, respectively	281	280	281
Capital in excess of par value	207	147	370
Accumulated deficit	(8,187)	(12,108)	(10,839)
Accumulated other comprehensive income	262	281	271
Total shareholders' deficit	(7,437)	(11,400)	(9,917)
Total liabilities and shareholders' deficit	$55,881	$46,614	$54,144

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Shareholders’ Deficit (Unaudited)
In Millions

	Three Months Ended July 31, 2026
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance May 1, 2026	561	$280	$68	$(9,884)	$266	$(9,270)
Net earnings	—	—	—	2,399	—	2,399
Other comprehensive loss	—	—	—	—	(4)	(4)
Cash dividends declared, $1.25 per share	—	—	—	(702)	—	(702)
Share-based payment expense	—	—	73	—	—	73
Repurchases of common stock	—	—	(2)	—	—	(2)
Issuance of common stock under share-based payment plans	—	1	68	—	—	69
Balance July 31, 2026	561	$281	$207	$(8,187)	$262	$(7,437)

	Six Months Ended July 31, 2026
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 30, 2026	561	$281	$370	$(10,839)	$271	$(9,917)
Net earnings	—	—	—	4,027	—	4,027
Other comprehensive loss	—	—	—	—	(9)	(9)
Cash dividends declared, $2.45 per share	—	—	—	(1,375)	—	(1,375)
Share-based payment expense	—	—	133	—	—	133
Repurchases of common stock	(1)	(1)	(366)	—	—	(367)
Issuance of common stock under share-based payment plans	1	1	70	—	—	71
Balance July 31, 2026	561	$281	$207	$(8,187)	$262	$(7,437)

	Three Months Ended August 1, 2025
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance May 2, 2025	560	$280	$13	$(13,833)	$286	$(13,254)
Net earnings	—	—	—	2,398	—	2,398
Other comprehensive loss	—	—	—	—	(5)	(5)
Cash dividends declared, $1.20 per share	—	—	—	(673)	—	(673)
Share-based payment expense	—	—	64	—	—	64
Repurchases of common stock	—	—	1	—	—	1
Issuance of common stock under share-based payment plans	1	—	69	—	—	69
Balance August 1, 2025	561	$280	$147	$(12,108)	$281	$(11,400)

	Six Months Ended August 1, 2025
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance January 31, 2025	560	$280	$—	$(14,799)	$288	$(14,231)
Net earnings	—	—	—	4,038	—	4,038
Other comprehensive loss	—	—	—	—	(7)	(7)
Cash dividends declared, $2.35 per share	—	—	—	(1,317)	—	(1,317)
Share-based payment expense	—	—	117	—	—	117
Repurchases of common stock	—	(1)	(40)	(30)	—	(71)
Issuance of common stock under share-based payment plans	1	1	70	—	—	71
Balance August 1, 2025	561	$280	$147	$(12,108)	$281	$(11,400)
See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
In Millions

	Six Months Ended
	July 31, 2026	August 1, 2025
Cash flows from operating activities:
Net earnings	$4,027	$4,038
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,292	1,022
Noncash lease expense	338	267
Deferred income taxes	165	70
Loss on property and other assets - net	15	30
Share-based payment expense	132	117
Changes in operating assets and liabilities:
Receivables - net	(157)	(22)
Merchandise inventory – net	(436)	1,173
Other operating assets	236	20
Accounts payable	1,313	150
Other operating liabilities	84	745
Net cash provided by operating activities	7,009	7,610

Cash flows from investing activities:
Purchases of investments	(808)	(845)
Proceeds from sale/maturity of investments	1,079	827
Capital expenditures	(1,063)	(1,013)
Proceeds from sale of property and other long-term assets	8	7
Acquisition of business - net	(5)	(1,314)
Other – net	28	(5)
Net cash used in investing activities	(761)	(2,343)

Cash flows from financing activities:
Repayment of debt	(2,397)	(796)
Proceeds from issuance of common stock under share-based payment plans	71	70
Cash dividend payments	(1,346)	(1,290)
Repurchases of common stock	(366)	(113)
Other – net	(20)	(39)
Net cash used in financing activities	(4,058)	(2,168)

Net increase in cash and cash equivalents	2,190	3,099
Cash and cash equivalents, beginning of period	982	1,761
Cash and cash equivalents, end of period	$3,172	$4,860

See accompanying notes to the consolidated financial statements (unaudited).

Lowe’s Companies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements (unaudited), in the opinion of management, contain all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of July 31, 2026, and August 1, 2025, and the statements of earnings, comprehensive income, and shareholders’ deficit for the three and six months ended July 31, 2026, and August 1, 2025, and cash flows for the six months ended July 31, 2026, and August 1, 2025. The January 30, 2026, consolidated balance sheet was derived from the audited financial statements.

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

Tariffs

In February 2026, the United States Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the United States were unauthorized. Following this ruling, and effective on April 20, 2026, the United States Customs and Border Protection launched a platform for importers of record to begin IEEPA tariff refund requests, where eligible.

The Company is accounting for tariff refunds as a contingent gain in accordance with ASC 450-30. Under this standard, a gain contingency is not recognized until the gain is realized or realizable. During the second quarter of 2026, we recognized approximately $80.0 million of IEEPA tariff refunds in our consolidated statements of earnings. Uncertainties remain regarding the amount and timing of future collections.

Reclassifications

Receivables - net for the prior period ended August 1, 2025, were reclassified to conform with current period presentation and were previously included in Other current assets on the consolidated balance sheets.

Accounting Pronouncements Not Yet Adopted

Accounting pronouncements not disclosed in this Form 10-Q or in the Annual Report are either not applicable to the Company or are not expected to have a material impact to the Company.

Note 2: Acquisitions

Artisan Design Group (ADG)

On June 2, 2025, the Company completed the acquisition of ADG, a leading nationwide provider of design, distribution and installation services for interior surface finishes, including flooring, cabinets and countertops, to national, regional and local home builders and property managers, for an aggregate cash purchase price of $1.3 billion. Acquisition-related costs were expensed as incurred. In fiscal 2025, we recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated acquisition date fair values. Measurement period adjustments to the purchase price allocation recognized during fiscal 2026 were immaterial, and our purchase price allocation is now finalized.

Foundation Building Materials (FBM)

On October 9, 2025, the Company completed the acquisition of FBM for an aggregate cash purchase price of $8.8 billion. Acquisition-related costs were expensed as incurred. FBM strengthens the Company’s Total Home strategy by expanding our offerings to Pro customers through enhanced capabilities, faster fulfillment, improved digital tools, a robust trade credit platform, and significant cross-selling opportunities between FBM and Lowe's. In fiscal 2025, we recorded a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated acquisition date fair values. Areas that remain preliminary as of July 31, 2026 primarily relate to income taxes, as well as any changes to residual goodwill resulting from measurement period adjustments. Measurement period adjustments to the purchase price allocation during fiscal 2026 were immaterial.

Other

All additional acquisitions completed during fiscal 2026 and fiscal 2025 were immaterial both individually and in the aggregate.

Note 3: Revenue

Net sales consists primarily of revenue, net of sales tax, associated with contracts with customers for the sale of goods and services in amounts that reflect consideration the Company is entitled to in exchange for those goods and services.

The following table presents the Company’s sources of revenue:

(In millions)	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Products	$24,734	$22,973	$46,789	$43,141
Services	783	655	1,489	1,200
Other	439	331	756	547
Net sales	$25,956	$23,959	$49,034	$44,888

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

(In millions)	Classification	July 31, 2026	August 1, 2025	January 30, 2026
Anticipated sales returns	Other current liabilities	$212	$211	$178
Right of return assets	Other current assets	129	123	109

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

(In millions)	July 31, 2026	August 1, 2025	January 30, 2026
Retail deferred revenue	$1,162	$1,095	$936
Stored-value cards deferred revenue	447	463	541
Deferred revenue	$1,609	$1,558	$1,477

Deferred revenue - Lowe’s protection plans
The Company defers revenues for its separately-priced long-term extended protection plan contracts (Lowe’s protection plans) and recognizes revenue on a straight-line basis over the respective contract term. Expenses for claims are recognized in cost of sales when incurred.

(In millions)	July 31, 2026	August 1, 2025	January 30, 2026
Deferred revenue - Lowe’s protection plans	$1,253	$1,283	$1,262

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Lowe’s protection plans deferred revenue recognized into sales	$147	$144	$291	$287
Lowe’s protection plans claim expenses	62	61	123	119

Disaggregation of Revenues

The following table presents the Company’s net sales disaggregated by merchandise division within our Retail Home Improvement segment, as well as Other segment net sales:

	Three Months Ended				Six Months Ended
	July 31, 2026		August 1, 2025		July 31, 2026		August 1, 2025
(In millions)	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Hardlines[1]	$7,952	30.6%	$8,006	33.4%	$14,735	30.1%	$14,576	32.5%
Home Décor[2]	7,817	30.1	7,782	32.5	14,991	30.6	14,877	33.1
Building Products[3]	7,554	29.1	7,472	31.2	14,371	29.3	14,314	31.9
Other	692	2.7	561	2.3	1,242	2.5	983	2.2
Retail Home Improvement	24,015	92.5	23,821	99.4	45,339	92.5	44,750	99.7
Other segment net sales	1,941	7.5	138	0.6	3,695	7.5	138	0.3
Total	$25,956	100.0%	$23,959	100.0%	$49,034	100.0%	$44,888	100.0%
Note: Merchandise division net sales for the prior period have been reclassified to conform to the current period presentation.
1    Hardlines includes the following product categories: Lawn & Garden, Power Equipment, Seasonal & Cleaning, and Tools & Hardware.
2    Home Décor includes the following product categories: Appliances, Flooring, Kitchens & Bath, and Paint.
3    Building Products includes the following product categories: Building Materials, Electrical, Lumber, Millwork, and Rough Plumbing.

The following table presents the Company’s net sales disaggregated by geographical area:

(In millions)	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
United States	$25,883	$23,959	$48,893	$44,888
Canada	73	—	141	—
Net Sales	$25,956	$23,959	$49,034	$44,888

Note 4: Restricted Investments

Short-term and long-term investments include restricted balances pledged as collateral primarily for the Lowe’s protection plans program and are as follows:

(In millions)	July 31, 2026	August 1, 2025	January 30, 2026
Short-term restricted investments	$235	$396	$370
Long-term restricted investments	179	273	319
Total restricted investments	$414	$669	$689

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2026, August 1, 2025, and January 30, 2026:

			Fair Value Measurements at
(In millions)	Classification	Measurement Level	July 31, 2026	August 1, 2025	January 30, 2026
Available-for-sale debt securities:
Money market funds	Short-term investments	Level 1	$76	$60	$81
U.S. Treasury securities	Short-term investments	Level 1	75	225	195
Corporate debt securities	Short-term investments	Level 2	46	5	32
Foreign government debt securities	Short-term investments	Level 2	19	19	21
Certificates of deposit	Short-term investments	Level 1	12	37	31
Municipal obligations	Short-term investments	Level 2	7	2	10
Commercial paper	Short-term investments	Level 2	—	48	—
U.S. Treasury securities	Long-term investments	Level 1	149	125	211
Corporate debt securities	Long-term investments	Level 2	27	119	92
Foreign government debt securities	Long-term investments	Level 2	3	22	16
Municipal obligations	Long-term investments	Level 2	—	7	—
Derivative instruments:
Fixed-to-floating interest rate swaps	Other current liabilities	Level 2	$8	$6	$15
Fixed-to-floating interest rate swaps	Other liabilities	Level 2	—	24	—

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

The Company has performance-based contingent consideration related to the fiscal 2022 sale of the Canadian retail business which is classified as a Level 3 long-term investment, and such contingent consideration had an estimated fair value of zero as of July 31, 2026, August 1, 2025, and January 30, 2026. The Company’s measurements of fair value of the contingent consideration are based on an income approach, which requires certain assumptions considering operating performance of the business and a risk-adjusted discount rate. Changes in the estimated fair value of the contingent consideration are recognized within selling, general and administrative expenses (SG&A) in the consolidated statements of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended July 31, 2026, and August 1, 2025, the Company had no material measurements of assets and liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Carrying amounts and the related estimated fair value of the Company’s long-term debt, excluding finance lease obligations and the 2025 Term Loan, are as follows:

	July 31, 2026		August 1, 2025		January 30, 2026
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes (Level 1)	$35,200	$31,339	$34,289	$31,198	$37,530	$34,907

Note 6: Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of our goodwill:

(In millions)	Retail Home Improvement	Other[1]	Consolidated
Goodwill, balance at January 30, 2026	$311	$3,634	$3,945
Other[2]	—	12	12
Goodwill, balance at July 31, 2026	$311	$3,646	$3,957
1    Goodwill activity within non-reportable operating segments.
2    Includes immaterial acquisitions and measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	July 31, 2026			August 1, 2025			January 30, 2026
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer-related	$4,722	$(292)	$4,430	$788	$(105)	$683	$4,722	$(174)	$4,548
Trademarks and trade names	1,100	(76)	1,024	150	(20)	130	1,100	(40)	1,060
Other	207	(86)	121	35	(6)	29	208	(42)	166
Total definite-lived intangible assets	$6,029	$(454)	$5,575	$973	$(131)	$842	$6,030	$(256)	$5,774

Indefinite-lived intangible assets:
Trademark	$134	$—	$134	$134	$—	$134	$134	$—	$134
Total intangible assets	$6,163	$(454)	$5,709	$1,107	$(131)	$976	$6,164	$(256)	$5,908

Our intangible asset amortization expense was $98 million and $12 million for the three months ended July 31, 2026 and August 1, 2025, respectively, and $198 million and $15 million for the six months ended July 31, 2026 and August 1, 2025, respectively.
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

(In millions)	July 31, 2026	August 1, 2025	January 30, 2026
Financed payment obligations	$1,582	$1,326	$1,440

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

The 2025 Credit Agreement and the 2023 Credit Agreement (collectively the Long-Term Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Long-Term Credit Agreements are reduced by the amount of borrowings under the commercial paper program. As of July 31, 2026, August 1, 2025 and January 30, 2026, there were no outstanding borrowings under the Company’s current and prior year commercial paper program or the Long-Term Credit Agreements.

On September 16, 2025, the Company also entered into a $1.0 billion 364-day unsecured revolving credit agreement (collectively with the Long-Term Credit Agreements the “Revolving Credit Facilities”) which has a maturity date of September 2026 and had no outstanding borrowings as of July 31, 2026.

Total combined availability under the Revolving Credit Facilities was $5.0 billion as of July 31, 2026.

Long-Term Debt

On September 16, 2025, the Company entered into a $2.0 billion unsecured term loan credit agreement (2025 Term Loan) which has a maturity date of October 2028. There was $2.0 billion in outstanding borrowings under the 2025 Term Loan as of July 31, 2026, with an interest rate of 4.648%.

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

Note 9: Derivative Instruments

The Company utilizes fixed-to-floating interest rate swap agreements as fair value hedges on certain debt. The notional amounts for the Company’s material derivative instruments are as follows:

(In millions)	July 31, 2026	August 1, 2025	January 30, 2026
Fair value hedges:
Fixed-to-floating interest rate swap agreements	$550	$850	$550

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

Note 10: Shareholders’ Deficit

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market, which may be made under pre-set trading plans meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934, or through private off-market transactions. Shares purchased under the repurchase program are returned to authorized and unissued status. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, remaining excess of cost over par value is charged to accumulated deficit. As of July 31, 2026, the Company had $10.5 billion remaining in its share repurchase program.

The Company also withholds shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.

Total shares repurchased for the three and six months ended July 31, 2026, and August 1, 2025, were as follows:

	Three Months Ended
	July 31, 2026		August 1, 2025
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	—	$—	—	$(3)
Shares withheld from employees	—	2	—	2
Total share repurchases	—	$2	—	$(1)

	Six Months Ended
	July 31, 2026		August 1, 2025
(In millions)	Shares	Cost	Shares	Cost
Share repurchase program[1]	1.2	$302	—	$(3)
Shares withheld from employees	0.3	65	0.3	72
Total share repurchases	1.5	$367	0.3	$69
1 Includes excise tax on share repurchases in excess of issuances as part of the cost basis of the shares acquired.

Note 11: Earnings Per Share

The Company calculates basic and diluted earnings per common share using the two-class method. The following table reconciles earnings per common share for the three and six months ended July 31, 2026, and August 1, 2025:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Basic earnings per common share:
Net earnings	$2,399	$2,398	$4,027	$4,038
Less: Net earnings allocable to participating securities	(7)	(7)	(11)	(11)
Net earnings allocable to common shares, basic	$2,392	$2,391	$4,016	$4,027
Weighted-average common shares outstanding	559	559	559	559
Basic earnings per common share	$4.28	$4.28	$7.18	$7.21
Diluted earnings per common share:
Net earnings	$2,399	$2,398	$4,027	$4,038
Less: Net earnings allocable to participating securities	(7)	(7)	(11)	(11)
Net earnings allocable to common shares, diluted	$2,392	$2,391	$4,016	$4,027
Weighted-average common shares outstanding	559	559	559	559
Dilutive effect of non-participating share-based awards	1	1	1	1
Weighted-average common shares, as adjusted	560	560	560	560
Diluted earnings per common share	$4.27	$4.27	$7.17	$7.19

Anti-dilutive securities excluded from diluted weighted-average common shares	0.3	0.3	0.3	0.2

Note 12: Supplemental Disclosure

Net interest expense is comprised of the following:

	Three Months Ended		Six Months Ended
(In millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Long-term debt	$388	$351	$790	$709
Short-term borrowings	1	—	3	—
Lease obligations	5	5	9	10
Interest income	(18)	(42)	(27)	(67)
Interest capitalized	(2)	(2)	(4)	(4)
Interest on tax uncertainties	—	1	1	2
Other	—	—	1	—
Interest – net	$374	$313	$773	$650

Supplemental disclosures of cash flow information:

	Six Months Ended
(In millions)	July 31, 2026	August 1, 2025
Cash paid for interest, net of amount capitalized	$813	$721
Cash paid for income taxes – net[1]	642	657
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$15	$15
Leased assets obtained in exchange for new operating lease liabilities[2]	119	293
Cash dividends declared but not paid	702	673
1 Cash paid for income taxes - net for the six months ended July 31, 2026, and August 1, 2025, includes $432 million and $453 million, respectively, of cash paid for the purchase of federal transferable tax credits.
2 Excludes $63 million of leases signed but not yet commenced as of July 31, 2026.

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

The following table presents the Company’s operating income results for its Retail Home Improvement reportable segment, including significant segment expenses:

	Three Months Ended				Six Months Ended
	July 31, 2026		August 1, 2025		July 31, 2026		August 1, 2025
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net Sales	$24,015	100.00%	$23,821	100.00%	$45,339	100.00%	$44,750	100.00%
Less:
Cost of sales	15,775	65.69	15,751	66.12	29,855	65.85	29,694	66.36
Expenses:
Employee compensation and benefits	2,843	11.84	2,815	11.82	5,690	12.56	5,628	12.58
Occupancy and facility costs	478	1.99	471	1.98	970	2.14	940	2.10
Advertising	269	1.12	249	1.05	477	1.05	448	1.00
Other segment items[1]	632	2.62	612	2.56	1,278	2.81	1,177	2.63
Selling, general and administrative:	4,222	17.57	4,147	17.41	8,415	18.56	8,193	18.31

Depreciation and amortization	472	1.97	447	1.88	938	2.07	892	1.99
Operating income	$3,546	14.77%	$3,476	14.59%	$6,131	13.52%	$5,971	13.34%
1    Other segment items primarily include financial services costs, technology service costs, insurance costs, impairment costs, and store environment initiative and display costs.

The following tables present a reconciliation of our Retail Home Improvement results to our consolidated totals for the three and six months ended July 31, 2026 and August 1, 2025. Prior-period segment information has been recast to conform to the Company’s current-period segment reporting structure:

	Three Months Ended
	July 31, 2026
	Retail Home Improvement		Other		Consolidated
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$24,015	100.00%	$1,941	100.00%	$25,956	100.00%
Operating income	3,546	14.77	3	0.11	3,549	13.67
Interest – net					374	1.44
Pre-tax earnings					3,175	12.23
Income tax provision					776	2.99
Net earnings					$2,399	9.24%

	Three Months Ended
	August 1, 2025
	Retail Home Improvement		Other		Consolidated
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$23,821	100.00%	$138	100.00%	$23,959	100.00%
Operating income	3,476	14.59	(7)	(5.61)	3,469	14.48
Interest – net					313	1.31
Pre-tax earnings					3,156	13.17
Income tax provision					758	3.16
Net earnings					$2,398	10.01%

	Six Months Ended
	July 31, 2026
	Retail Home Improvement		Other		Consolidated
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$45,339	100.00%	$3,695	100.00%	$49,034	100.00%
Operating income	6,131	13.52	(28)	(0.79)	6,103	12.45
Interest – net					773	1.58
Pre-tax earnings					5,330	10.87
Income tax provision					1,303	2.66
Net earnings					$4,027	8.21%

	Six Months Ended
	August 1, 2025
	Retail Home Improvement		Other		Consolidated
(In millions, except percentage data)	Amount	% Sales	Amount	% Sales	Amount	% Sales
Net sales	$44,750	100.00%	$138	100.00%	$44,888	100.00%
Operating income	5,971	13.34	(7)	(5.61)	5,964	13.29
Interest – net					650	1.45
Pre-tax earnings					5,314	11.84
Income tax provision					1,276	2.84
Net earnings					$4,038	9.00%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lowe’s Companies, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheets of Lowe's Companies, Inc. and subsidiaries (the "Company") as of July 31, 2026 and August 1, 2025, the related condensed consolidated statements of earnings, comprehensive income, and shareholders’ deficit for the fiscal three-month and six-month periods ended July 31, 2026 and August 1, 2025, and cash flows for the fiscal six-month periods ended July 31, 2026 and August 1, 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 27, 2026

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity and capital resources during the three and six months ended July 31, 2026, and August 1, 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026 (the Annual Report), as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of fiscal 2025. This discussion and analysis is presented in four sections:

•Executive Overview
•Operations
•Financial Condition, Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

EXECUTIVE OVERVIEW

The following table highlights our financial results:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net sales	$25,956	$23,959	$49,034	$44,888
Net earnings	2,399	2,398	4,027	4,038
Diluted earnings per share	4.27	4.27	7.17	7.19
Adjusted diluted earnings per share	4.40	4.33	7.42	7.25

Net cash provided by operating activities			$7,009	$7,610
Capital expenditures			1,063	1,013
Repurchases of common stock[1]			367	71
Cash dividend payments			1,346	1,290
1    Repurchases of common stock on a trade-date basis.

Net sales in the second quarter of fiscal 2026 improved 8.3% to $26.0 billion compared to net sales of $24.0 billion in the second quarter of fiscal 2025. Comparable sales for the second quarter of fiscal 2026 increased 0.2%, consisting of an increase in comparable average ticket of 2.3%, partially offset by a decrease of 2.1% in comparable customer transactions.

Net earnings in the second quarter of fiscal 2026 remained consistent with the second quarter of fiscal 2025 at $2.4 billion. Diluted earnings per common share of $4.27 were recognized for both the second quarter of fiscal 2026 and fiscal 2025. Included in the second quarter of 2026 results are pre-tax expenses of $96 million consisting of intangible asset amortization related to the acquisitions of FBM and ADG. Excluding the impact of this item, adjusted diluted earnings per common share were $4.40 in the second quarter of 2026 (see the non-GAAP financial measures discussion).

For the first six months of fiscal 2026, cash flows from operating activities were approximately $7.0 billion, with $1.1 billion used for capital expenditures. Continuing to deliver on our commitment to return cash to shareholders, we paid $1.3 billion in dividends and repaid $2.4 billion of bond maturities as we continued to progress toward our deleveraging commitment.

The second quarter continued to reflect a dynamic home improvement environment, including persistent pressure in discretionary DIY demand, periods of challenging weather, elevated fuel prices and broader economic uncertainty. Customers remained cautious in their spending and prioritized repair, maintenance and smaller projects.

Despite these conditions, we delivered sales growth and continued to advance our Total Home strategy. We drove growth in Pro, Online and Home Services through continued investments in differentiated assortment, strong in-stock positions, fulfillment capabilities, digital tools and loyalty programs. We also continued to advance the integration of FBM and ADG, which we believe will strengthen our ability to serve larger Pro customers and capture more planned Pro spend over the long term.

Our Perpetual Productivity Improvement initiatives continued to support disciplined cost management and strategic investments. During the quarter, we progressed initiatives to simplify store and field communications, improve replenishment and inventory accuracy, enhance merchandising execution and enable associates to spend more time serving customers.

Looking ahead, we remain focused on delivering compelling value, serving customers across Pro, Online and Home Services, managing expenses with discipline and investing in the initiatives that position the Company for long-term growth. We believe our continued focus on execution, productivity and strategic investment positions us to strengthen our business and create long-term shareholder value as market conditions improve.

Tariffs
Beginning in 2025, the United States enacted significant changes to its trade policy and imposed a series of new tariffs on most imported goods. For 2026, the tariff environment remains dynamic and subject to ongoing modification, including court rulings, changes to existing tariffs and potential for additional tariffs this year. We continue to monitor and comply with these changes and evaluate potential impacts, including possible adjustments to our merchandise assortment, pricing, and global supply chain strategies. The Company is the importer of record for certain imported products and pays tariffs directly. The Supreme Court declared on February 20, 2026 that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. In the second quarter, we recognized approximately $80 million pre-tax of tariff refunds. However, uncertainty remains as to the amount and timing of future IEEPA refund collections.

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

	Three Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales	Six Months Ended		Basis Point Increase/(Decrease) in Percentage of Net Sales
	July 31, 2026	August 1, 2025		July 31, 2026	August 1, 2025
Net sales	100.00%	100.00%	N/A	100.00%	100.00%	N/A
Gross margin	33.04	33.81	(77)	32.87	33.61	(74)
Expenses:
Selling, general and administrative	17.17	17.42	(25)	18.10	18.31	(21)
Depreciation and amortization	2.20	1.91	29	2.32	2.01	31
Operating income	13.67	14.48	(81)	12.45	13.29	(84)
Interest – net	1.44	1.31	13	1.58	1.45	13
Pre-tax earnings	12.23	13.17	(94)	10.87	11.84	(97)
Income tax provision	2.99	3.16	(17)	2.66	2.84	(18)
Net earnings	9.24%	10.01%	(77)	8.21%	9.00%	(79)

The following table sets forth key metrics utilized by management in assessing business performance. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements (unaudited), including the related notes to the consolidated financial statements (unaudited).

	Three Months Ended		Six Months Ended
Other Metrics	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Comparable sales increase/(decrease) [1]	0.2%	1.1%	0.4%	(0.3)%
Customer transactions (in millions) [2]	219	225	416	424
Average ticket [2]	$107.90	$105.49	$107.78	$105.74
At end of period:
Number of retail stores	1,761	1,753
Sales floor square feet (in millions)	196	196
Average retail store size selling square feet (in thousands) [3]	111	112
Net earnings to average debt and shareholders’ deficit	21.3%	25.3%
Return on invested capital [4]	25.5%	29.5%
1    A comparable location is a retail location that has been open longer than 13 months. A location that is identified for relocation is no longer considered comparable in the month of its relocation. A location we decide to close is no longer considered comparable as of the beginning of the month in which we announce its closing. Comparable sales include online sales, which positively impacted second quarter fiscal 2026 and fiscal 2025 comparable sales by approximately 195 basis points and 85 basis points, respectively, and year-to-date fiscal 2026 and fiscal 2025 comparable sales by approximately 190 basis points and 75 basis points, respectively. Acquisitions are typically included in comparable sales after they have been owned for more than 12 months.
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

Non-GAAP Financial Measures

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share is considered a non-GAAP financial measure. The Company believes this non-GAAP financial measure provides useful insight for analysts and investors in understanding the comparison of operational performance for fiscal 2026. Adjusted diluted earnings per share excludes the impact of certain items, further described below.

Fiscal 2026 Impacts
During fiscal 2026, the Company recognized financial impacts from the following:

•In the first quarter of fiscal 2026, the Company recognized pre-tax expenses of $96 million consisting of intangible asset amortization related to the acquisitions of Artisan Design Group and Foundation Building Materials (Acquisitions of businesses).

•In the second quarter of fiscal 2026, the Company recognized pre-tax expenses of $96 million consisting of intangible asset amortization related to the acquisitions of Artisan Design Group and Foundation Building Materials (Acquisitions of businesses).

Fiscal 2025 Impacts
During fiscal 2025, the Company recognized financial impacts from the following:

•In the second quarter of fiscal 2025, the Company recognized pre-tax expenses of $43 million consisting of transaction costs, purchase accounting adjustments, and intangible asset amortization related to the acquisition of Artisan Design Group (Acquisitions of businesses).
Adjusted diluted earnings per share should not be considered an alternative to, or more meaningful indicator of, the Company’s diluted earnings per common share as prepared in accordance with GAAP. The Company’s methods of determining non-GAAP financial measures may differ from the method used by other companies and may not be comparable.

	Three Months Ended
	July 31, 2026			August 1, 2025
	Pre-Tax Earnings	Tax[1]	Net Earnings	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$4.27			$4.27
Non-GAAP adjustments – per share impacts
Acquisitions of businesses	0.17	(0.04)	0.13	0.08	(0.02)	0.06
Adjusted diluted earnings per share			$4.40			$4.33

	Six Months Ended
	July 31, 2026			August 1, 2025
	Pre-Tax Earnings	Tax[1]	Net Earnings	Pre-Tax Earnings	Tax[1]	Net Earnings
Diluted earnings per share, as reported			$7.17			$7.19
Non-GAAP adjustments – per share impacts
Acquisitions of businesses	0.34	(0.09)	0.25	0.08	(0.02)	0.06
Adjusted diluted earnings per share			$7.42			$7.25
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

	Four Quarters Ended
(In millions, except percentage data)	July 31, 2026	August 1, 2025
Calculation of Return on Invested Capital
Numerator
Net Earnings	$6,642	$6,858
Plus:
Interest expense – net	1,528	1,295
Operating lease interest	178	176
Provision for income taxes	2,121	2,177
Lease adjusted net operating profit	10,469	10,506
Less:
Income tax adjustment[1]	2,534	2,531
Lease adjusted net operating profit after tax	$7,935	$7,975

Denominator
Average debt and shareholders’ deficit[2]	$31,123	$27,069
Net earnings to average debt and shareholders’ deficit	21.3%	25.3%
Return on invested capital	25.5%	29.5%

1    Income tax adjustment is defined as lease adjusted net operating profit multiplied by the effective tax rate, which was 24.2% and 24.1% for the periods ended July 31, 2026, and August 1, 2025, respectively.
2    Average debt and shareholders’ deficit is defined as average current year and prior year ending debt, including current maturities, short-term borrowings, and operating lease liabilities, plus the average current year and prior year ending total shareholders’ deficit.

Results of Operations

Net Sales – Net sales in the second quarter of 2026 increased 8.3% to $26.0 billion. Comparable sales increased 0.2%, consisting of a 2.3% increase in comparable average ticket, partially offset by a 2.1% decline in comparable customer transactions.

During the second quarter of 2026, nine of our 13 product categories experienced positive comparable store sales, led by Rough Plumbing, Electrical, and Tools & Hardware. Growth across these categories was driven by continued momentum with our Pro customer and online channels, due to ongoing strength in repair and maintenance projects, as well as in-depth brand lineups and product assortments.

Net sales increased 9.2% to $49.0 billion in the first six months of 2026 compared to 2025. Comparable sales increased 0.4% over the same period.

Gross Margin – For the second quarter of 2026, gross margin as a percentage of sales decreased 77 basis points compared to 2025. The gross margin decline for the quarter was driven by the operational cost structure of acquisitions during 2025 and increased fuel costs, partially offset by favorability from credit revenue and tariff refunds.

Gross margin as a percentage of sales decreased 74 basis points in the first six months of 2026 compared to 2025, primarily due to the same factors that impacted gross margin for the second quarter.

SG&A – For the second quarter of 2026, SG&A expense leveraged 25 basis points as a percentage of sales compared to the second quarter of 2025, primarily due to the operational cost structure of acquisitions during 2025.

SG&A expense as a percentage of sales leveraged 21 basis points as a percentage of sales for the first six months of 2026 compared to 2025, primarily due to the same factor that impacted SG&A for the second quarter.

Depreciation and Amortization – Depreciation and amortization deleveraged 29 basis points as a percentage of sales for the second quarter of 2026 compared to 2025, primarily due to amortization of intangible assets of acquired businesses in 2025.

Depreciation and amortization deleveraged 31 basis points as a percentage of sales for the first six months of 2026 compared to 2025, primarily due to the same factor that impacted depreciation and amortization for the second quarter.

Interest – Net – Net interest expense for the second quarter and first six months of 2026 deleveraged 13 basis points as a percentage of sales, primarily due to the costs related to the September 2025 debt issuance and the 2025 Term Loan.

Income Tax Provision – Our effective income tax rates were 24.4% and 24.0% for the three months ended July 31, 2026 and August 1, 2025, respectively, and 24.5% and 24.0% for the six months ended July 31, 2026 and August 1, 2025, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash flows from operations, combined with our continued access to capital markets on both a short-term and long-term basis, as needed, remain adequate to fund our operations, make strategic investments to support long-term growth, return cash to shareholders in the form of dividends, and repay debt maturities as they become due. We believe these sources of liquidity will continue to support our business for the next twelve months. As of July 31, 2026, we held $3.2 billion of cash and cash equivalents, as well as $5.0 billion in undrawn capacity on our Revolving Credit Facilities.

Cash Flows Provided by Operating Activities

	Six Months Ended
(In millions)	July 31, 2026	August 1, 2025
Net cash provided by operating activities	$7,009	$7,610

Cash flows from operating activities continued to provide the primary source of our liquidity.  The decrease in net cash provided by operating activities for the six months ended July 31, 2026, compared to the six months ended August 1, 2025, was primarily driven by timing of prior year income tax payments and other changes in working capital.

Cash Flows Used in Investing Activities

	Six Months Ended
(In millions)	July 31, 2026	August 1, 2025
Net cash used in investing activities	$(761)	$(2,343)

Net cash used in investing activities primarily consists of transactions related to capital expenditures. Our capital expenditures generally consist of investments in our strategic initiatives to enhance our ability to serve customers, improve existing stores, and support expansion plans. For fiscal 2026, our guidance for capital expenditures is approximately $2.5 billion. Capital expenditures were $1,063 million and $1,013 million for the six months ended July 31, 2026, and August 1, 2025, respectively. In addition to capital expenditures, net cash used in investing activities for the six months ended August 1, 2025, includes our acquisition of ADG.

Cash Flows Used in Financing Activities

	Six Months Ended
(In millions)	July 31, 2026	August 1, 2025
Net cash used in financing activities	$(4,058)	$(2,168)

Net cash used in financing activities primarily consists of transactions related to our debt, share repurchases, and cash dividend payments.

Debt

The 2025 Credit Agreement and the 2023 Credit Agreement (collectively the Long-Term Credit Agreements) support the Company’s commercial paper program. The amounts available to be drawn under the Long-Term Credit Agreements are reduced by the amount of borrowings under the commercial paper program. As of July 31, 2026, the Company had no outstanding borrowings under the commercial paper program.

The following table includes additional information related to our debt for the six months ended July 31, 2026, and August 1, 2025:

	Six Months Ended
(In millions)	July 31, 2026	August 1, 2025
Repayment of debt	(2,397)	(796)
Maximum commercial paper outstanding at any period	1,000	—

Share Repurchases

We have a share repurchase program, authorized by the Company’s Board of Directors, that is executed through purchases made from time to time either in the open market or through private off-market transactions. We also withhold shares from employees to satisfy tax withholding liabilities on share-based payments. Shares repurchased are retired and returned to authorized and unissued status. The following table provides, on a settlement date basis, the total number of shares repurchased, average price paid per share, and the total amount paid for share repurchases for the six months ended July 31, 2026, and August 1, 2025:

	Six Months Ended
(In millions, except per share data)	July 31, 2026	August 1, 2025
Total amount paid for share repurchases[1]	$366	$113
Total number of shares repurchased	1.5	0.5
Average price paid per share	$243.42	$243.02
1 Excludes unsettled share repurchases and unpaid excise taxes.

As of July 31, 2026, we had $10.5 billion remaining available under our share repurchase program with no expiration date.

Dividends are paid in the quarter immediately following the quarter in which they are declared. Dividends paid per share increased from $2.30 per share for the six months ended August 1, 2025, to $2.40 per share for the six months ended July 31, 2026.

Capital Resources

We expect to maintain our investment grade rating and have access to the capital markets on both a short-term and long-term basis when needed for liquidity purposes by issuing commercial paper or new long-term debt. The availability and the borrowing costs of these funds could be adversely affected, however, by a downgrade of our debt ratings or a deterioration of certain financial ratios.  The table below reflects our debt ratings by Standard & Poor’s (S&P) and Moody’s as of August 27, 2026, which we are disclosing to enhance understanding of our sources of liquidity and the effect of our ratings on our cost of funds.  Our commercial paper and senior debt ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Item 4. - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as such term is defined in Rule 13a-15(e)

promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 31, 2026, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company is undergoing a multi-year technology transformation which includes updating and modernizing our distribution and replenishment systems, as well as certain accounting and finance systems. These updates are expected to continue for the next few years, and management will continue to evaluate the design and implementation of the Company’s internal controls over financial reporting as the transformation continues. No change in the Company’s internal control over financial reporting occurred during the quarter ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. - Legal Proceedings

The Company is from time to time a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims, and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company applies a threshold of $1.0 million for purposes of disclosing environmental proceedings involving a governmental authority, if any, under this Item 1. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position, or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.

The U.S. Attorney’s Office for the Central District of California and the U.S. EPA’s Region 9 Office have been conducting an investigation with respect to whether the Company and independent contractors who performed installations under the Company’s third-party installer program complied with applicable recordkeeping requirements and lead-safe practices under the Toxic Substances Control Act, the EPA’s Lead Renovation, Repair and Painting Rules, and with an EPA civil consent decree that the Company entered into in 2014 in the context of projects in homes constructed before 1978. In the third quarter of fiscal 2023, the EPA’s Region 5 and other EPA and U.S. Department of Justice representatives informed the Company that they have identified possible deviations from the consent decree. On November 25, 2025, the Company, without admitting liability, agreed to resolve the matter by payment of a civil penalty of $12.5 million and by entering into a second consent decree to replace the 2014 consent decree. The second consent decree was lodged in the U.S. District Court for the Central District of California and was approved by the District Court on July 8, 2026, following a public comment period. The second consent decree has now become final.

Item 1A. - Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 23, 2026.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended July 31, 2026:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2,3]
May 2, 2026 - May 29, 2026	110	$219.97	—	$10,486,130,126
May 30, 2026 - July 3, 2026	12,180	220.15	—	10,486,130,126
July 4, 2026 - July 31, 2026	63	214.63	—	10,486,130,126
As of July 31, 2026	12,353	$220.12	—	$10,486,130,126
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

Item 5. - Other Information

During the three months ended July 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. - Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Charter of Lowe’s Companies, Inc.	10-Q	001-07898	3.1	September 1, 2009

3.2	Bylaws of Lowe’s Companies, Inc., as amended and restated November 11, 2022.	8-K	001-07898	3.1	November 16, 2022

10.1	Form of Lowe’s Companies, Inc. Change in Control Agreement for Tier 1 Senior Officers*‡

15.1	Deloitte & Touche LLP Letter re Unaudited Interim Financial Information.‡

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.‡

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡

101.SCH	Inline XBRL Taxonomy Extension Schema Document.‡

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.‡

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.‡

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.‡

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.‡

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).‡

*	Indicates a management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWE’S COMPANIES, INC.
(Registrant)

August 27, 2026	By: /s/ Dan C. Griggs, Jr.
Date	Dan C. Griggs, Jr. Senior Vice President, Tax and Chief Accounting Officer

